Form 10-K
period 2009-12-31
Renewable Energy Group, Inc.
filed 2010-04-19
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 UNDER THE

SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2009

Commission File Number: 333-161187

RENEWABLE ENERGY GROUP INC.

(Formerly REG Newco, Inc.)

(Exact name of registrant as specified in its charter)

DELAWARE	26-4785427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

(515) 239-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2009, there was no public trading market for the registrant’s common stock. There were 4,914,346 shares of the registrant’s $0.0001 par value common stock outstanding on April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RENEWABLE ENERGY GROUP, INC.

Special Financial Report Pursuant to Rule 15d-2 Under the Securities Exchange Act

of 1934 for the Fiscal Year Ended December 31, 2009

i

EXPLANATORY NOTE

On January 19, 2010, the Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4 (Commission File No. 333-161187) (Form S-4 Registration Statement), of Renewable Energy Group, Inc. (formerly REG Newco, Inc.), a Delaware corporation (Newco), relating to Newco’s acquisition of Central Iowa Energy, LLC, Blackhawk Biofuels, LLC and REG Intermediate Holdco, Inc. (formerly Renewable Energy Group, Inc.). (The Form S-4 Registration Statement also covered a fourth proposed transaction involving the assets of Western Iowa Energy, LLC, which was not completed.)

Rule 15d-2 (“Rule 15d-2”) under the Securities Exchange Act of 1934, as amended, provides generally that if a company’s registration statement under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Form S-4 Registration Statement did not contain the certified financial statements of Newco for the year ended December 31, 2009; therefore, as required by Rule 15d-2, Newco is hereby filing the certified financial statements of REG Intermediate Holdco, Inc., the accounting predecessor to Newco (the Company), with the SEC under cover of the facing page of an annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Renewable Energy Group, Inc.

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, redeemable preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Accounting Standards Codification Topic 810, Consolidations) on January 1, 2009. The presentation and disclosure requirements have been applied retrospectively for all periods presented.

/s/    Deloitte & Touche LLP

Des Moines, Iowa

April 19, 2010

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2009

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,311	$5,855
Restricted cash	6,845	2,156
Accounts receivable, net (includes amounts owed by related parties of $2,269 and $3,311 as of December 31, 2008 and 2009, respectively)	7,059	12,162
Costs and estimated earnings on uncompleted contracts in excess of billings	62	—
Inventories	11,795	12,840
Deferred income taxes	841	—
Prepaid expenses and other assets (includes amounts paid to related parties of $269 as of December 31, 2009)	8,179	4,689

Total current assets	50,092	37,702

Property, plant and equipment, net	126,132	124,429
Goodwill	16,080	16,080
Intangible assets, net	7,435	7,203
Deferred income taxes	38,926	1,500
Investments	6,807	6,149
Other assets	6,512	7,495

TOTAL ASSETS	$251,984	$200,558

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit	$1,292	$350
Current maturities of notes payable	4,020	2,756
Accounts payable (includes amounts owed to related parties of $3,757 and $5,569 as of December 31, 2008 and 2009, respectively)	14,178	14,133
Accrued expenses and other liabilities	4,445	4,197
Deferred revenue	—	5,480
Billings in excess of costs and estimated earnings on uncompleted contracts	173	—

Total current liabilities	24,108	26,916
Unfavorable lease obligation	11,412	11,783
Preferred stock embedded conversion feature derivatives	1,765	4,104
Notes payable	25,161	25,749
Other liabilities	2,913	10,015

Total liabilities	65,359	78,567

COMMITMENTS AND CONTINGENCIES (Note 23)

Redeemable preferred stock ($.0001 par value; 30,000,000 shares authorized; 12,434,004 and 12,464,357 shares outstanding at December 31, 2008 and 2009, respectively; redemption amount $232,884 and $247,587 at December 31, 2008 and 2009, respectively)	104,607	149,122

EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 70,000,000 shares authorized; 19,305,117 and 19,575,117 shares outstanding at December 31, 2008 and 2009, respectively)	2	2
Common stock - additional paid-in-capital	57,160	15,676
Warrants - additional paid-in-capital	4,619	4,619
Retained earnings (accumulated deficit)	—	(60,905)

Total stockholders’ equity (deficit)	61,781	(40,608)

Noncontrolling interests	20,237	13,477

Total equity (deficit)	82,018	(27,131)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$251,984	$200,558

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

(IN THOUSANDS)

	2007	2008	2009
REVENUES:
Biodiesel sales	$129,799	$58,786	$91,870
Biodiesel sales - related parties	—	10,723	17,157
Biodiesel government incentives	9,970	6,564	19,465
Other	763	—	—

	140,532	76,073	128,492

Services	89,794	4,143	1,888
Services - related parties	4,224	5,236	1,121

	234,550	85,452	131,501

COSTS OF GOODS SOLD:
Biodiesel	112,778	39,387	73,133
Biodiesel - related parties	28,970	39,349	54,240
Services	8,064	3,148	1,177
Services - related parties	63,194	1,322	—

	213,006	83,206	128,550

GROSS PROFIT	21,544	2,246	2,951

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $2,590, $2,140 and $1,908 for the years ended December 31, 2007, 2008 and 2009, respectively)	27,667	24,048	25,565
GAIN ON SALE OF ASSETS - RELATED PARTY	—	—	(2,254)
IMPAIRMENT ON LONG LIVED ASSETS	1,786	160	833

LOSS FROM OPERATIONS	(7,909)	(21,962)	(21,193)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	35,102	2,118	(2,339)
Change in fair value of interest rate swap	—	(1,413)	382
Other income (includes related party amounts of $355 for the year ended December 31, 2009)	—	—	3,147
Interest expense (included related party amounts of $149 for the year ended December 31, 2009)	(211)	(1,902)	(2,414)
Interest income	1,732	279	60
Impairment of investments	—	(1,400)	(200)

	36,623	(2,318)	(1,364)

INCOME (LOSS) BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTMENTS	28,714	(24,280)	(22,557)
INCOME TAX BENEFIT (EXPENSE)	3,198	9,414	(45,212)
INCOME (LOSS) FROM EQUITY INVESTMENTS	113	(1,013)	(1,089)

NET INCOME (LOSS)	32,025	(15,879)	(68,858)

LESS - NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(141)	2,788	7,953

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	31,884	(13,091)	(60,905)
LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(4,434)	(26,692)	(44,181)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$27,450	$(39,783)	$(105,086)

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontolling Interest	Total
BALANCE, January 1, 2007	6,052,632	$20,934	12,633,118	$1	$51,786	$3,845	$(1,727)	$—	$53,905
Issuance of common stock, net of $67 of issuance costs	—	—	701,756	—	7,025	—	—	—	7,025
Issuance of preferred stock, net of $315 of issuance costs and $7,633 for embedded derivatives	2,526,313	19,050	—	—	—	—	—	—	—
Issuance of warrants	—	(711)	—	—	—	711	—	—	711
Contributions	—	—	—	—	—	—	—	666	666
Stock compensation expense	—	—	—	—	3,818	—	—	—	3,818
Accretion of preferred stock to redemption value	—	4,434	—	—	—	—	(4,434)	—	(4,434)
Net income	—	—	—	—	—	—	31,884	141	32,025

BALANCE, December 31, 2007	8,578,945	43,707	13,334,874	1	62,629	4,556	25,723	807	93,716
Issuance of common stock, net of $234 of issuance costs	—	—	5,970,243	1	5,080	—	—	—	5,081
Issuance of preferred stock, net of $246 of issuance costs and $302 for embedded derivatives	3,855,059	34,208	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	(63)	63	—	—	—
Contributions	—	—	—	—	—	—	—	22,820	22,820
Removal of noncontrolling interest as a result of deconsolidation	—	—	—	—	—	—	—	(602)	(602)
Stock compensation expense	—	—	—	—	3,574	—	—	—	3,574
Accretion of preferred stock to redemption value	—	26,692	—	—	(14,060)	—	(12,632)	—	(26,692)
Net loss	—	—	—	—	—	—	(13,091)	(2,788)	(15,879)

BALANCE, December 31, 2008	12,434,004	104,607	19,305,117	2	57,160	4,619	—	20,237	82,018
Issuance of common stock	—	—	270,000	—	1,368	—	—	—	1,368
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,522	—	—	—	2,522
Accretion of preferred stock to redemption value	—	44,181	—	—	(44,181)	—	—	—	(44,181)
Increase in Blackhawk Biofuels LLC members’ equity from issuance of common stock	—	—	—	—	(1,193)	—	—	1,193	—
Net loss	—	—	—	—	—	—	(60,905)	(7,953)	(68,858)

BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

(IN THOUSANDS)

	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,025	$(15,879)	$(68,858)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	1,080	1,798	4,438
Amortization of intangible assets and liabilities, net	2,346	(716)	1,334
Gain on sale of property, plant & equipment	—	(127)	(2,254)
Provision (benefit) for doubtful accounts	2,012	740	(1,432)
Stock compensation expense	3,818	3,574	2,522
(Income) loss from equity method investees	(113)	1,013	1,089
Impairment of investments	—	1,400	200
Deferred tax expense (benefit)	(4,258)	(8,268)	45,212
Impairment of long-lived assets	1,786	160	833
Change in fair value of preferred stock conversion feature embedded derivatives	(35,102)	(2,118)	2,339
Distributions received from equity method investees	421	363	110
Expense settled with stock issuance	—	867	334
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	9,831	10,585	(3,671)
Inventories	2,291	2,162	(1,045)
Prepaid expenses and other assets	(8,391)	362	2,915
Accounts payable	(9,010)	(1,346)	3,443
Accrued expenses and other liabilities	(688)	2,718	(1,087)
Deferred revenue	—	—	5,480
Billings in excess of costs and estimated earnings on uncompleted contracts, net	(4,969)	(924)	(111)

Net cash flows from operating activities	(6,921)	(3,636)	(8,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(50,398)	(67,235)	(7,350)
Proceeds from the sale of fixed assets	—	1,315	3,032
Change in restricted cash	—	15,904	4,689
Cash paid for investments	(2,500)	—	—
Cash received from escrow for purchase of investments	—	500	—
Cash provided through Blackhawk transaction	—	2,225	—
Cash provided through USBG acquisition	—	16,895	—
Return of investment in Bell, LLC	—	4,223	—

Net cash flows from investing activities	(52,898)	(26,173)	371

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	—	5,522	880
Repayments on line of credit	—	(4,230)	(1,822)
Cash received for issuance of note payable	—	28,821	100
Cash paid on note payable	(638)	(3,270)	(776)
Cash received for issuance of preferred stock	26,998	—	—
Cash paid for issuance cost of common & preferred stock	(382)	(480)	—
Cash received from Bell, LLC minority partner	666	—	—
Cash paid for debt issuance costs	(1,558)	(208)	—

Net cash flows from financing activities	25,086	26,155	(1,618)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,733)	(3,654)	(9,456)

CASH AND CASH EQUIVALENTS, Beginning of period	53,698	18,965	15,311

CASH AND CASH EQUIVALENTS, End of period	$18,965	$15,311	$5,855

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008, AND 2009

(IN THOUSANDS)

	2007	2008	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid (received) for income taxes	$6,831	$(2,535)	$(2,827)

Cash paid for interest	$213	$2,582	$2,128

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accretion of preferred stock to redemption value	$4,434	$26,692	$44,181

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$6,634	$1,020	$38

Capitalized costs included in other assets	$189

Reduction of accounts receivable in consideration for increased investment in Network Plants	$3,500

Equity method investment received from REG, LLC	$711	$63

Liabilities accrued for firm investment commitments	$2,000

Intangibles assets received in exchange for common stock	$7,025

Distributions receivable from equity method investee	$63

Issuance of short-term note payable for property, plant and equipment	$918

Reduction of accounts payable in exchange for assets		$773

Removal of equity method investee as a result of consolidation		$2,000

Assets (liabilities) acquired through the issuance of stock:
Restricted cash		$22,749
Prepaid expenses and other assets		61
Property, plant, and equipment		9,420
Intangible assets		410
Other assets		67
Deferred tax assets		27,383
Accounts payable		(134)
Accrued expenses and other liabilities		(2,925)
Unfavorable lease obligation		(12,128)
Noncontrolling interest		(24,820)

		$20,083

Issuance of common stock for renegotiation of operating lease commitments			$1,359

(concluded)

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

On July 31, 2006, pursuant to a series of contribution agreements, West Central Cooperative (West Central) contributed its biodiesel division (Division) and InterWest, L.C. (InterWest) to Renewable Energy Group, Inc. (the Company) in exchange for shares of common stock of the Company, a newly formed entity. The Division, which was not a separate legal entity, operated within West Central. The Division primarily included biodiesel sales, biodiesel marketing, commodity risk management, and third party production facility management activities. InterWest was an Iowa limited liability company substantially wholly-owned by West Central. InterWest processed crude soy oil and methanol into methyl ester/biodiesel and related by-products.

Contemporaneously with the transactions noted above, the Company also acquired certain assets and assumed certain liabilities of REG, LLC (REG, LLC) (formerly known as Renewable Energy Group, LLC) for 2,036,506 shares of stock in the Company at a value of $9.50 per share. Prior to acquiring the assets and liabilities from REG, LLC, West Central owned 50% of the outstanding units of REG, LLC. The Division and REG, LLC assisted potential customers in determining the investment required, location and other technical factors of building a biodiesel production facility and REG, LLC served as the general contractor as the facility was engineered and constructed.

West Central maintained a greater than 50% control of the Company subsequent to the transactions noted above. Therefore, the Company accounted for the contribution of the Division and InterWest similar to a pooling of interests in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805). When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

See Note 24 - Subsequent Events for a description of subsequent events through the date the financial statements were issued, including the acquisition by REG Newco, Inc. of the Company, as well as REG Newco, Inc.’s acquisitions of Blackhawk Biofuels, LLC and substantially all of the assets of Central Iowa Energy, LLC.

Nature of Business

As of December 31, 2009, the Company owned biodiesel production facilities with 47 million gallons per year (mmgy) of production capacity. Additionally, the Company commenced construction of a 60 mmgy production capacity facility near Destrehan, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. The Company halted construction of these facilities as a result of conditions in the biodiesel industry and its inability to obtain bond financings. REG continues to pursue financing and intends to finish the Destrehan, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. REG continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects. The Company’s Destrehan facility has a GoZone Bond allocation of up to $100,000 in order to finance the completion of the construction of that facility and possibly related facilities. This allocation has been extended through the end of 2010. The city incentive package for the Emporia construction project has been renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the expected gross cash flows of the projects, the Company determined that no impairment has occurred. The Company manages six other biodiesel production facilities owned primarily by independent investment groups with an aggregate of 210 mmgy capacity (hereafter referred to as “Network Plants”). For each of these facilities, the Company has entered into a Management and Operational Services Agreement (MOSA). Under the MOSA, the Company is responsible for procuring the necessary feedstock and other inputs for the facility, and marketing and selling the finished biodiesel product under the Company’s brand. In addition to the biodiesel produced at the Company’s owned and managed plants, the Company also purchases and sells biodiesel produced by third parties.

On May 9, 2008, the Company was party to a transaction whereby Blackhawk Biofuels, LLC (Blackhawk) acquired assets and liabilities related to a 45 mmgy biodiesel production facility under construction in exchange for cash and common stock of the Company. The transactions and accounts of Blackhawk have been consolidated by the Company under ASC Topic 810, Consolidation (ASC Topic 810) as the Company was deemed to have a controlling interest and to be the primary beneficiary of the economic benefits and results of operations. Blackhawk’s operations consist entirely of the aforementioned biodiesel production facility that was in its development stage throughout 2008, beginning operations in January 2009. Refer to Note 5 for more information on the Blackhawk transaction.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The biodiesel industry and the Company’s business has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2009 and, as of the date of the financial statements, Congress has not yet reinstated the credit. The incentives to the biodiesel industry may not continue beyond the expired date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $9,970, $6,564 and $19,465 for the years ended December 31, 2007, 2008, and 2009, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Renewable Energy Group, Inc. consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company bears a majority of the financial risks of the entity. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company has corrected the presentation of borrowings and repayments on its line of credit for 2008. Related amounts had previously been presented on a net basis, rather than on a gross basis as required in accordance with ASC Topic 230, Statement of Cash Flows. The correction had no effect on net cash provided by financing activities.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to the Blackhawk construction loan totaling $6,845 and $2,156 as of December 31, 2008 and 2009, respectively, that have been restricted in accordance with the terms of the loan agreement.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. A significant portion of the reserves as of December 31, 2008 was established as a result of past due receivables with a single customer. During 2009, the Company settled the outstanding receivable. Activity regarding the allowance for doubtful accounts was as follows:

Balance, January 1, 2007	$81
Amount charged to selling, general and administrative expenses	2,012
Charge-offs, net of recovery	(138)

Balance, December 31, 2007	1,955
Amount charged to selling, general and administrative expenses	740
Charge-offs, net of recovery	(165)

Balance, December 31, 2008	2,530
Amount charged (benefited) to selling, general and administrative expenses	(1,432)
Charge-offs, net of recovery	(885)

Balance, December 31, 2009	$213

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values for the years ended December 31, 2007, 2008 and 2009 include adjustments to reduce inventory to the lower of cost or market in the amount of $0, $1,934 and $194, respectively. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to soybean oil and biodiesel inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the Blackhawk construction loan.

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815), as amended. ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on futures and options contracts used to hedge soybean oil purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold, and therefore are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in change in fair value of interest rate swap in the Company’s statements of operations.

Valuation of Preferred Stock Conversion Feature Embedded Derivatives

The terms of each series of the Company’s preferred stock, in place as of December 31, 2009, provide for voluntary and, under certain circumstances, automatic conversion of the preferred stock to common stock based on a prescribed formula. See Note 24, “Subsequent Events,” for information related to newly issued preferred stock that was issued to replace the existing preferred stock in place as of December 31, 2009 related to the Blackhawk Biofuels and Central Iowa Energy consolidation transactions which occurred in the first quarter of 2010. In addition, shares of each series of preferred stock are subject to redemption at the election of the holder beginning August 1, 2011. The redemption price is equal to the greater of (i) an amount specified for each series, plus accrued and unpaid dividends to the redemption date, and (ii) the fair market value of the preferred stock. Under ASC Topic 815, the Company is required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

The Company has determined that the conversion feature of its preferred stock is an embedded derivative because the redemption feature allows the holder to redeem preferred stock for cash at a price which can vary based on the fair market value of the preferred stock, which effectively provides the holders of the preferred stock with a mechanism to “net settle” the conversion option. Consequently the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the preferred stock, which is considered more akin to a debt instrument than equity.

Accordingly, upon issuance of its preferred stock, the Company recorded a liability representing the estimated fair value of the right of holders of preferred stock to receive the fair market value of the common stock issuable upon conversion of the preferred stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded in change in fair value of preferred stock conversion feature embedded derivatives in the Company’s statements of operations.

The Company uses the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in each class of preferred stock. The Black-Scholes options pricing model requires the development and use of highly subjective

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

assumptions. These assumptions include the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate, and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of August 1, 2011. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative at each year end as well as the various issuances of series of preferred stock are as follows:

	July 31, 2007	December 31, 2007	June 30, 2008	December 31, 2008	December 31, 2009
Expected volatility	56.56%	45.96%	55.00%	55.00%	50.00%
Risk-free rate	4.90%	3.26%	2.94%	0.91%	0.89%

Preferred Stock Accretion

Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the preferred stock would become redeemable, the Company commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date (August 1, 2011) to the preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which is restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the current volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the Preferred Stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities.

Accretion of $4,434, $26,692 and $44,181 has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99 for the years ended December 31, 2007, 2008, and 2009, respectively.

Valuation of the Company’s Equity

The Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach, and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach - Discounted Cash Flow (DCF) method. The value derived using this approach was supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the bio-fuel industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Discount rates utilized in the Company’s DCF model at each year end and at the various issuances of series of preferred stock are as follows:

	July 31, 2007	December 31, 2007	June 30, 2008	December 31, 2008	December 31, 2009
Discount rate	15.00%	14.00%	13.50%	15.00%	13.00%

Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of inputs involves management’s judgment and may impact net income. This analysis is done on a regular basis and takes into account factors that have changed from the time of the last common stock issuance. Other factors affecting our assessment of price include recent purchases or sales of our common stock, if available.

Non-monetary Exchanges

The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including applicable construction-period interest, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years
Computers and office equipment	5 years
Office furniture and fixtures	5-15 years
Leasehold improvements	the lesser of the lease term or 10 years
Buildings and improvements	39 years

The Company capitalizes interest incurred on debt during the construction of assets in accordance with ASC Topic 835, Interest. For the years ended December 31, 2007, 2008 and 2009, the Company capitalized $0, $876 and $0, respectively, of interest primarily resulting from the construction of the Blackhawk biodiesel production facility.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is reviewed annually on July 31 by reporting unit for impairment or between annual periods when management believes impairment indicators exist. If the carrying value of the reporting unit goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the reporting unit goodwill. Fair value is determined using a discounted cash flow methodology involving a significant level of judgment in the assumptions used. Changes to the Company’s strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. There was no impairment of goodwill recorded in the periods presented.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

The Company reviews long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. Asset impairment charges of $1,786, $160, and $833 were recorded for the years ended December 31, 2007, 2008, and 2009, respectively. Such charges were primarily related to Company owned biodiesel facilities that were abandoned during construction.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Investments

In connection with the construction of biodiesel production facilities for SoyMor Biodiesel, LLC (SoyMor), Western Dubuque Biodiesel, LLC (WDB) and Western Iowa Energy, LLC (WIE) (collectively with Bell, LLC referred to as “Equity Method Investees”), the Company made an equity investment in each of these entities. Because the Company has the ability to influence the operating and financial decisions and maintains a position on the board of directors of the Equity Method Investees, the investments are accounted for using the equity method in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (ASC Topic 323). Under the equity method, the initial investment is recorded at cost and adjusted to recognize the Company’s ratable share of earnings of the Equity Method Investees.

In connection with the construction of biodiesel production facilities for Central Iowa Energy, LLC (CIE) and East Fork Biodiesel, LLC (EFB), the Company made an equity investment. Because the Company does not have the ability to influence the operating and financial decisions and does not maintain a position on the board of directors, the investment is accounted for using the cost method in accordance with ASC Topic 323. Under the cost method, the initial investment is recorded at cost and assessed for impairment. During the years ended December 31, 2007, 2008 and 2009, the Company recorded impairment in the amount of $0, $1,400 and $200, respectively, on its investment in EFB that was determined to have been other-than-temporarily impaired.

Other Noncurrent Assets

Other noncurrent assets includes costs related to the issuance of debt, spare parts inventory and prepaid supply agreements. The debt issuance costs are amortized to interest expense over the life of the related debt agreement. The prepaid supply agreement is amortized over the term of the agreement.

In July 2007, the Company filed for an initial public offering (IPO). As of December 31, 2007, the Company concluded it had more than a short postponement in the offering. Consequently, for purposes of recognition of the IPO expenses, the Company considered the IPO aborted and expensed the $2,072 of capitalized costs during the year-ended December 31, 2007. These costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. In March 2008, the Company officially postponed its IPO of common stock.

Revenue Recognition

The Company recognizes revenues from the following sources:

•	the sale of biodiesel and its co-products — both purchased and produced by the Company

•	fees received from federal and state incentive programs for renewable fuels

•	fees from construction and project management

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities

Biodiesel sales revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectibility can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectibility is reasonably assured, and the sale of product giving rise to the incentive has been recognized.

The Company provides consulting and construction services under turnkey contracts. These contracts are accounted for under the provisions of the ASC Topic 605-35, Revenue Recognition. These jobs require design and engineering effort for a specific customer purchasing a unique facility. The Company records revenue on these fixed-price contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. The total contract price includes the original contract plus any executed change orders only when the amounts have been received or awarded.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Contract cost includes all direct labor and benefits, materials unique to or installed in the project and subcontract costs. Revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is probable. Billings are generated based on specific contract terms. The Company routinely reviews estimates related to contracts and reflects revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, the Company would recognize the projected loss in full when it is first determined. The Company recognizes additional contract revenue related to claims when the claim is probable and legally enforceable.

Changes relating to executed change orders, job performance, construction efficiency, weather conditions and other factors affecting estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

Billings in excess of costs and estimated earnings on uncompleted contracts represents amounts billed to customers prior to providing related construction services.

Fees for managing ongoing operations of third party plants, marketing biodiesel produced by third party plants and from other services are recognized as services are provided. The Company also has performance based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectibility is reasonably assured.

The Company acts as a sales agent for certain third parties, thus the Company recognizes revenues on a net basis in accordance with ASC Topic 605-45, Revenue Recognition (ASC Topic 605-45).

Freight

The Company accounts for shipping and handling revenues and costs in accordance with ASC Topic 605-45. The Company presents all amounts billed to the customer for freight as a component of biodiesel sales. Costs incurred for freight are reported as a component of costs of goods sold — biodiesel materials.

Advertising Costs

Advertising and promotional expenses are charged to earnings during the period in which they are incurred. Advertising and promotional expenses were $1,179, $798 and $235 for the years ended December 31, 2007, 2008, and 2009, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs totaled $140, $59, and $187 for the years ended December 31, 2007, 2008, and 2009, respectively.

Employee Benefits Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $146, $186, and $218 for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock-Based Compensation

On July 31, 2006, the Board approved the 2006 Stock Incentive Plan. Prior to that date, there had been no stock-based compensation within the Company. Eligible award recipients are employees and directors of the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is recorded for stock options awarded to employees and non-employee directors in return for service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. The Company records expense based upon the graded vesting schedule of the options.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Income Taxes

The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established if necessary to reduce deferred tax assets to amounts expected to be realized.

Blackhawk is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in the consolidated financial statements of the Company as of December 31, 2009 aside from its pro-rata share determined based on its ownership interest.

Warrants

The Company estimates the fair value of warrants issued and records that balance in additional paid-in-capital in the consolidated balance sheet. Because the warrants relate to the common and preferred stock issued, additional paid-in-capital of common and preferred stock was decreased by a like amount. Subsequent changes in the fair value of the warrants are not recognized in accordance with ASC Topic 815-40, Derivatives and Hedging.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available to manement and on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, Business Combinations. This statement changes the way companies account for business combinations including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period and requiring the acquirer in preacquisition periods to expense all acquisition-related costs. ASC Topic 805 is to be applied prospectively and was adopted by the Company on January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, Consolidation. ASC Topic 810 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. ASC Topic 810 also requires revenues, expenses, gains, losses and net income or loss to be reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the owners of the parent and the noncontrolling interest. The amounts of consolidated net income and the amounts attributable to the parent and the noncontrolling interest must also be presented separately on the face of the condensed consolidated statements of operations. ASC Topic 810 is to be applied prospectively, except for the presentation and disclosure requirements, which are to be retrospectively applied to all prior periods presented. The Company adopted this statement effective January 1, 2009 and retrospectively reflected the presentation and disclosure requirements which resulted in reclassifying $0 and $807 from minority interest to noncontrolling interest in the statements of equity as of January 1, 2007 and 2008, respectively.

In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC Topic 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance and cash flows. ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement effective with the first quarter 2009 and reflected the additional disclosure requirements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

In April 2009, the FASB staff issued ASC Topic 825, Financial Instruments, which requires companies to provide interim disclosure on the fair value of financial instruments previously required only on an annual basis. ASC Topic 825 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company adopted this statement effective with the second quarter 2009 and reflected the additional disclosure requirements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which clarifies how companies identify and recognize events occurring after the date of the financial statements as well as requiring enhanced disclosures. ASC Topic 855 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company adopted this statement effective with the second quarter 2009 and reflected the additional disclosure requirements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles. The ASC is the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the ASC significantly changes the way in which accounting literature is organized. This guidance is effective for interim or annual reporting periods ending after September 15, 2009. The Company adopted this statement effective with the third quarter 2009 and reflected the additional disclosure requirements.

In June 2009, the FASB issued ASC Topic 810, Consolidations. This Statement requires a qualitative analysis to determine the primary beneficiary of a Variable Interest Entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2010. The Company is currently evaluating the impact, if any, this guidance will have on its financial statements.

The Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820) for financial assets and liabilities recognized or disclosed at fair value. ASC Topic 820 defines fair value and expands disclosures about fair value measurements. These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The Company adopted ASC Topic 820 for financial assets and liabilities effective the beginning of fiscal year 2008. The Company adopted ASC Topic 820 for non-financial assets and liabilities effective the beginning of fiscal year 2009. The adoption did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact, if any, ASU 2010-06 will have on its financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

As of December 31, a summary of the Company’s common stockholders and warrant holders is as follows:

	Number of Outstanding Shares 2008	Number of Outstanding Shares 2009
Common Stock:
West Central and affiliated entities where voting is controlled by West Central	11,927,306	11,927,306
Company directors	8,248	8,248
Bunge North America, Inc.	701,756	701,756
Blue Marble Investors, LLC	696,210	696,210
U.S. Biodiesel Group	3,989,755	—
Biofuels Company of America, LLC	1,980,488	1,980,488
USRG HoldCo V LLC	—	3,108,685
Ohana Holdings LLC	—	414,491
Mandam B.V	—	414,491
GATX Corporation	—	250,000
Other	1,354	73,442

Total common stock outstanding	19,305,117	19,575,117

Common Stock Warrants:
Natural Gas Partners VIII, L.P.	210,227	210,227
Entities affiliated with NGP Energy Technology Partners	210,227	210,227
Viant Capital, LLC	258,535	258,535
West Central Cooperative	22,727	22,727
E D &F Man Netherlands BV	22,727	22,727
Bunge North American, Inc.	9,090	9,090
U.S. Biodiesel Group	243,902	—
USRG HoldCo V LLC	—	190,040
Ohana Holdings LLC	—	25,339
Mandam B.V	—	25,339
Other	—	3,184

Total common stock warrants	977,435	977,435

Common Stock

On June 12, 2006, the Company filed its certification of incorporation with the Secretary of State of Delaware. The certificate of incorporation authorized 70,000,000 shares of common stock at a par value of $0.0001 per share in place as of December 31, 2009. See Note 24, “Subsequent Events,” for information related to newly issued common stock that was issued to replace the existing common stock in place as of December 31, 2009 related to the Blackhawk Biofuels and Centeral Iowa Energy consolidation transactions which occurred in the first quarter of 2010.

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of outstanding preferred stock as outlined below, the holders of outstanding shares of the Company’s common stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of preferred stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of common stock.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Common Stock Issued During 2007:

On June 26, 2007, the Company issued 701,756 shares of common stock to Bunge North America, Inc., (Bunge), in exchange for assistance securing a lease for the site of the New Orleans, Louisiana facility and purchasing land for the site of the Emporia, Kansas facility as well as for Bunge entering into a soybean oil feedstock supply agreement. The Company has determined the value of the consideration paid to be $7,025, which is reflected in stockholders’ equity and intangible assets, net on the consolidated balance sheets as of December 31, 2007 (see Note 9).

Common Stock Issued During 2008:

On May 9, 2008, the Company issued 1,980,488 shares of common stock, in conjunction with Blackhawk’s purchase of a 45 mmgy biodiesel plant in Danville Illinois (Note 5).

On June 26, 2008 and October 21, 2008, the Company issued 3,726,830 and 136,585 shares of common stock, respectively, in connection with the acquisition of a 35 mmgy biodiesel production facility located in Houston, Texas from U.S. Biodiesel Group (Note 6).

On October 21, 2008, the Company issued 126,340 shares of common stock to a third party in exchange for certain manufacturing equipment. The shares issued were then transferred from the third party to U.S. Biodiesel Group.

Common Stock Issued During 2009:

On August 3, 2009, the Company issued 10,000 and 10,000 shares of common stock to Todd & Sargent, Inc. and The Weitz Group, LLC, respectively, in exchange for renegotiating a note payable.

On August 17, 2009, the Company issued 250,000 shares of common stock to GATX Corporation in conjunction with renegotiating rail car leases.

Common Stock Warrants

During 2006, West Central engaged Viant Capital, LLC (Viant) to assist in raising capital for business development of the Division and to fund various growth initiatives. As a provision of the agreement with Viant, the Company agreed to issue common stock warrants in relation to the amount of equity capital raised. Viant may purchase one share of common stock for each warrant held for a purchase price of $9.50 per share. The Company has the option to redeem the Viant warrants for cash by paying an amount equal to the difference between the exercise price and the fair market value of the common stock.

Under the warrants, the holder may purchase one share of common stock for each warrant held for a purchase price of $9.50 per share. The warrant holder may “net exercise” the warrants and use the common shares received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination, or other recapitalization.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2008	Warrants Outstanding 2009
Viant	*August 1, 2006	August 1, 2011	$9.50	41,474	41,474
Viant	*August 11, 2006	August 11, 2011	$9.50	10,526	10,526
Viant	*September 15, 2006	September 15, 2011	$9.50	26,956	26,956
Viant	*December 22, 2006	December 22, 2011	$9.50	69,053	69,053
Viant	April 25, 2008	April 25, 2018	$9.50	100,000	100,000
Natural Gas Partners VIII	August 1, 2006	August 1, 2014	$9.50	70,313	70,313
Entities affiliated with NGP Energy Technology Partners	August 1, 2006	August 1, 2014	$9.50	70,312	70,312
Natural Gas PartnersVIII	December 22, 2006	December 22, 2014	$9.50	117,187	117,187
Entities affiliated with NGP Energy Technology Partners	December 22, 2006	December 22, 2014	$9.50	117,188	117,188
Viant	June 26, 2007	June 26, 2015	$11.00	10,526	10,526
Natural Gas Partners VIII	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
NGP Energy Technologies	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
West Central	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
E D & F Man	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
Bunge	July 18, 2007	July 18, 2015	$11.00	9,090	9,090
U.S. Biodiesel Group	June 26, 2008	June 26, 2018	$10.25	243,902	243,902

				977,435	977,435

*	The Company reissued these warrants on April 25, 2008 at terms not substantially different from the original date noted here.

No common stock warrants were issued during 2009. For purposes of determining the fair value of common stock warrants issued, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below.

	2007	2008
The weighted average fair value of warrants issued (per warrant)	$6.43	$0.19
Dividend yield	0%	0%
Weighted average risk-free interest rate	5%	3%
Weighted average expected volatility	58%	55%
Expected life in years	8.00	10.00

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The fair value of the warrants issued in June and July 2007 and April and June 2008 was determined using the common stock value as of July 31, 2007 and June 30, 2008, respectively. The deemed fair value of the underlying common stock on July 31, 2006, July 31, 2007 and June 30, 2008 was $9.50, $10.00, and $0.89, respectively. The methodology used to determine the fair value of the Company’s common stock on those dates is further discussed in Note 2. Because the Company’s stock is not publicly traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected life of the warrants. The expected life of the warrants was determined based upon the contractual term of the agreements.

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. There were no stock issuance costs during 2009. Direct costs were incurred with the following parties for the years ended December 31:

	2007	2008
Viant	$183	$—
Other	199	480

Total	$382	$480

NOTE 4 — REDEEMABLE PREFERRED STOCK

As of December 31, a summary of the Company’s redeemable preferred stockholders is as follows:

	Number of Outstanding Shares 2008	Number of Outstanding Shares 2009
Preferred Stock:
Natural Gas Partners VIII, L.P.	2,559,808	2,559,808
Entities affiliated with NGP Energy Technology Partners	2,559,808	2,559,808
E D & F Man	1,770,334	1,770,334
Bunge	1,361,723	1,361,723
West Central	533,282	563,635
U.S. Biodiesel Group	3,649,049	—
USRG HoldCo V LLC	—	2,843,218
Ohana Holdings LLC	—	379,096
Mandam B.V.	—	379,096
Other	—	47,639

Total preferred stock outstanding	12,434,004	12,464,357

The Company’s certificate of incorporation authorizes 30,000,000 shares of preferred stock with a par value of $0.0001 in place as of December 31, 2009. The Board has the discretion as to the designation of voting rights, dividend rights, redemption price, liquidation preference, and other provisions of each issuance. See Note 24, “Subsequent Events,” for information related to newly issued preferred stock that was issued to replace the existing preferred stock, in place as of December 31, 2009, related to the Blackhawk and Central Iowa Energy consolidation transactions which occurred in the first quarter of 2010.

On July 31, 2006, the Board established a series of 7,000,000 shares of “Series A” convertible preferred stock (the “Series A Preferred Stock”).

On July 18, 2007 the Board established a series of 2,240,000 shares of “Series B” senior convertible preferred stock (the “Series B Preferred Stock”).

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

On June 26, 2008 the Board established a series of 558,140 shares of “Series AA” convertible preferred stock and 3,090,909 shares of “Series BB” senior convertible preferred stock (the “Series AA Preferred Stock” and the “Series BB Preferred Stock”).

Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and Series BB Preferred Stock are referred to collectively as “Preferred Stock.”

The following summarizes each series of Preferred Stock as of December 31:

	2008
	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
Shares outstanding	6,578,947	2,206,008	558,140	3,090,909	12,434,004
Carrying amount	$43,300	$26,535	$4,448	$30,324	$104,607
Redemption amount	$139,182	$51,945	$6,000	$35,757	$232,884

	2009
	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
Shares outstanding	6,578,947	2,236,361	558,140	3,090,909	12,464,357
Carrying amount	$71,870	$36,721	$4,994	$35,537	$149,122
Redemption amount	$146,850	$55,405	$6,000	$39,332	$247,587

The following summarizes the changes in outstanding shares for each series of Preferred Stock for fiscal years ending December 31:

	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
January 1, 2007	6,052,632	—	—	—	6,052,632
Issuances	526,315	1,999,998	—	—	2,526,313

December 31, 2007	6,578,947	1,999,998	—	—	8,578,945
Issuances	—	206,010	558,140	3,090,909	3,855,059

December 31, 2008	6,578,947	2,206,008	558,140	3,090,909	12,434,004
Issuances	—	30,353	—	—	30,353

December 31, 2009	6,578,947	2,236,361	558,140	3,090,909	12,464,357

The rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock are as set forth below. The holders of Preferred Stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

Dividend Provisions

The holders of preferred stock, with the exception of Series AA Preferred Stock, accrue dividends at a prescribed rate for each issuance. Dividends are cumulative and accrue on a daily basis from the date of issuance. If dividends on the preferred stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for common stock. Dividends in arrears do not bear interest. Holders of preferred stock are allowed to participate in the dividends to common stockholders in the event that dividends on common stock exceed that on preferred stock as if the preferred stock had been converted to common stock at the beginning of the year. Holders of at least seventy percent of the outstanding shares of the preferred stock may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the preferred stock outstanding. There are $8,207, $19,352 and $33,388 preferred stock dividends in arrears as of December 31, 2007, 2008 and 2009, respectively.

The Series AA Preferred Stock does not accrue dividends unless and until the Company issues additional stock that would result in an adjustment to the conversion price of the Series AA Preferred Stock. Upon such occurrence, the holders of Series AA Preferred Stock would accrue dividends at the rate of $1.075 per share per annum. The dividends are cumulative and would accrue from the original issuance date of the Series AA Preferred Stock. No dividends have been declared or accrued.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Liquidation Rights

Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sale of assets as defined by the Preferred Stock agreements), if the remaining net assets of the Company are sufficient, the holders of the Preferred Stock shall be paid no less than liquidation value plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any shareholders of common stock.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that Preferred Stock holders are due as indicated above, the holders of Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

The holders of Preferred Stock have the right to convert the Preferred Stock plus accrued dividends into shares of common stock on a 1:1 basis by dividing the original issue price plus accrued dividends by the original issue price of the Preferred Stock if

a)	a closing of the sale of shares of common stock at a level at or exceeding $19.00, $19.00, $21.50 and $19.00 per share for Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock and Series BB Preferred Stock, respectively, in a QPO, requiring aggregate proceeds to the Company of at least $40 million (the “automatic conversion”), or

b)	the date specified in a written contract or agreement with the holders of at least a super majority of the issued and outstanding shares of Series A Preferred Stock, provided, however, if the price per share of common stock in a QPO is less than $19.80 per share, each of Series B Preferred Stock and Series BB Preferred Stock shall be automatically converted into such number of common stock shares as determined by dividing the original issue price of $11 per share plus (to the extent that Company and such Preferred Stock series holder jointly elect to include the amount of accrued dividends in the conversion) accrued dividends, by 50% of the public offering price per share in such QPO (the “optional conversion”),

Voting Rights

Each holder of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred stock held by such holder are convertible.

Additionally, the Company is prohibited, without obtaining the approval of the holders of at least seventy percent of the then issued and outstanding shares of preferred stock from performing certain activities including, but not limited to, amending shareholder agreements, redeeming or purchasing any outstanding shares of the Company, declaring dividends, making certain capital expenditures, and merging or consolidating with other entities.

Redemption Rights

On or after August 1, 2011, the holders of at least a super majority of the issued and outstanding Preferred Stock may require that the Company redeem all or part of the issued and outstanding shares of the Preferred Stock out of funds lawfully available. The redemption price is the greater of the fair market value per share at the date of the redemption election or $19, $22, $10.75 and $11 per share of Series A Preferred Stock, Series B Preferred Stock, Series AA Preferred Stock, and Series BB Preferred Stock respectively, plus accrued and unpaid Preferred Stock dividends.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The following table demonstrates certain preferred stock attributes. All amounts are per share:

	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock
Original issue price	$9.50	$11.00	$10.75	$11.00
Dividend rate per annum	$0.95	$1.10	$1.075	$1.10
Common stock price to trigger automatic conversion	$19.00	$19.00	$21.50	$19.00
Series A Preferred Stock holders required for super majority	70%	75%	75%	75%
Redemption option price	$19.00	$22.00	$10.75	$11.00
Liquidation price	$19.00	$22.00	$21.50	$22.00

The following table demonstrates the redemption requirements for each of the next five fiscal years ending December 31:

	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
2010	$—	$—	$—	$—	$—
2011	146,850	55,405	6,000	39,332	247,587
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	—	—	—

Preferred Stock Issued During 2007

On June 26, 2007 Bunge invested an additional $5,000 in the Company through the purchase of 526,315 shares of Series A Preferred Stock. Additionally, as a result of the issuance of additional shares of Series A Preferred Stock to Bunge, the Company issued an additional 10,526 common stock warrants to Viant. Viant may purchase one share of common stock for each warrant held. The Company has the option to redeem the Viant warrants for cash. On July 18, 2007 each of NGP Energy Technology Partners, LP, Natural Gas Partners VIII, L.P., E D & F Man and West Central invested $5,000 and Bunge invested $2,000 through the purchase of 1,999,998 shares of Series B Preferred Stock. In conjunction with the Series B Preferred Stock transaction, the Company also issued, for no separate consideration, 99,998 warrants to the above shareholders who may purchase one share of common stock for each warrant held.

Preferred Stock Issued During 2008

On May 9, 2008, Bunge was issued 127,273 shares of Series B Preferred Stock as part of the Blackhawk Biofuels , LLC acquisition of a biodiesel facility in Danville, Illinois. On June 26, 2008 USBG was issued 558,140 and 3,090,909 shares of Series AA Preferred and Series BB Preferred, respectively as part of the Company’s acquisition of a 35 mmgy biodiesel production facility in Houston, Texas and a terminal facility in Stockton, California. During 2008, as payment for administrative services, the Company issued 78,737 shares of Series B Preferred Stock to West Central.

Preferred Stock Issued During 2009:

On April 15, 2009, the Company issued 30,353 shares of Series B Preferred to West Central for payment of administrative services.

NOTE 5 — BLACKHAWK

On May 9, 2008 the Company was party to a transaction, whereby Blackhawk purchased a 45 mmgy biodiesel production facility under construction located in Danville, Illinois from Biofuels Company of America, LLC. Blackhawk received the plant assets under construction and assumed a term construction loan with principal outstanding of $24,650 in exchange for $5,250 in cash and 1,980,488 shares of common stock of the Company set

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

forth in the purchase agreement at $10.25 per share. Additionally, the Company issued 127,273 shares of Series B Preferred Stock with a per share value of $11.00 as established in the purchase agreement, to Bunge on behalf of Blackhawk. In exchange for the Series B Preferred Stock Blackhawk entered into a soy oil supply agreement with Bunge. In exchange for the common and preferred stock issued, the Company received a subordinated convertible note from Blackhawk with a par value of $21,700.

According to the terms of the agreement, the outstanding principal may be payable in cash or Blackhawk membership units as determined at the Company’s sole discretion. Principal is due upon maturity on May 9, 2013 and may be prepaid at any time at the election of Blackhawk. Additionally, the Company may elect to convert the outstanding principal to membership units of Blackhawk upon successful completion of an IPO, change in control of the Company, or May 9, 2011. Interest on the note is accrued at a rate equal to the 30 day LIBOR plus a spread of 500 basis points that is payable in cash or membership units of Blackhawk at Blackhawk’s sole discretion.

Simultaneously with this transaction the Company entered into a MOSA with Blackhawk to manage the operations of the newly acquired plant as well as a design-build agreement to perform construction services retrofitting the plant to produce biodiesel using alternative feedstocks. Finally, the Company received 51,563 warrants to purchase membership units in Blackhawk at $0.01 per share at anytime with no scheduled expiration. The warrants were received by the Company as compensation for providing a guarantee of $1.5 million in indebtedness of Blackhawk under the term construction loan and they vest 20% per year after the date of issuance until fully vested.

The Company held 1,000,000 membership units of Blackhawk as of May 9, 2008 and has subsequently received an additional 327,017 and 658,052 units in 2008 and 2009, respectively, in lieu of interest on the subordinated convertible note. The Company’s interest represents ownership interests in Blackhawk of 8% and 12% as of December 31, 2008 and 2009, respectively.

The Company has consolidated Blackhawk according to the requirements of ASC Topic 810 as they were determined to be the primary beneficiary (PB). The Company determined it was the PB as it holds significant variable interests resulting in it receiving the majority of Blackhawk’s expected losses or the majority of its expected residual returns. Variable interests in Blackhawk held by the Company are the subordinated convertible note, membership units, guaranty of indebtedness of up to $1,500, warrants, MOSA, and the design-build agreement.

As a result of the consolidation, all accounts of Blackhawk have been included with the Company’s financial statements as of May 9, 2008, the date of the transaction. As required by ASC Topic 810 the assets, including cash of $2,225, and liabilities consolidated by the Company were recorded at their relative fair values. The fair value of the common and preferred stock transferred as consideration was determined as further discussed in Note 2 and is summarized as follows:

	Fair Value	Fair Value Per Share
Common	$1,763	$0.89
Series B Preferred	1,231	$9.67

Total	$2,994

The assets and liabilities consolidated by the Company from Blackhawk did not represent a business as defined in ASC Topic 805, Business Combinations, therefore no goodwill was recorded. Accordingly, the Company consolidated Blackhawk and accounts for the membership units not held by the Company as a noncontrolling interest.

NOTE 6 — ACQUISITIONS

U.S. Biodiesel Group

On June 26, 2008 the Company acquired certain assets from U.S. Biodiesel Group (USBG) in exchange for common and preferred stock and warrants to purchase additional common stock of the Company at a predetermined price. The assets acquired include: an under construction 35 mmgy biodiesel production facility located in Houston, Texas, a liquid terminal facility located in Stockton, California and $16,895 in cash. In exchange for these assets the Company issued 558,140 shares, 3,090,909 shares and 3,863,415 shares of Series AA Preferred Stock, Series BB

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Preferred Stock and common stock, respectively, as well as 243,902 warrants to purchase additional common stock of the Company for $10.25 per share. The shares awarded include those issued on June 26, 2008 as well as an additional award of 136,585 shares of common stock awarded on October 21, 2008.

As part of the transaction the Company assumed a ground lease associated with its terminal facility in Houston, Texas. The terms of the lease require the Company to pay above market rentals through the remainder of the lease term expiring in 2021. The Company has recorded an intangible liability for this arrangement that will be amortized as an adjustment to lease expense over the remaining lease term. Additionally, the Company assumed responsibility for any losses stemming from an Engineering, Procurement and Construction Agreement dated October 24, 2006 up to $1,600. The actual losses were determined and settled by the Company on October 21, 2008 through the issuance of 136,585 shares of common stock.

The purchase price was then established by the Company using the estimated fair value of the stock given in consideration for the assets and liabilities acquired. The fair value of the common and preferred stock issued was determined as further discussed in Note 2.

The purchase price was allocated to the assets and liabilities acquired as set forth below:

Assets (liabilities) acquired:
Cash	$16,895
Property, plant and equipment	33,692
Lease benefit resulting from below market rent	410
Lease obligation requiring above market rent	(13,500)
Contingent liability on construction contract	(1,400)

Fair value of common and preferred stock issued	$36,097

	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$3,438	$0.89
Series AA Preferred	4,253	$7.62
Series BB Preferred	28,406	$9.19

Total	$36,097

As it was a non-operating plant and the assets and liabilities acquired by the Company from USBG did not represent a business as defined in ASC Topic 805, Business Combinations, no goodwill was recorded.

NOTE 7 — INVENTORIES

Inventories consist of the following at December 31:

	2008	2009
Raw materials	$1,944	$743
Work in process	30	22
Finished goods	9,821	12,075

Total	$11,795	$12,840

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2008	2009
Building and improvements	$12,964	$12,122
Leasehold improvements	4,909	4,932
Machinery and equipment	40,526	51,801

	58,399	68,855
Accumulated depreciation	(6,112)	(10,488)

	52,287	58,367
Construction in process	73,845	66,062

Total	$126,132	$124,429

NOTE 9 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2008	2009
Soybean oil supply agreement intangibles	$7,025	$7,025
Favorable lease	410	200
Accumulated amortization	—	(22)

Total intangible assets	$7,435	$7,203

The soybean oil supply agreement intangible assets (supply intangibles) are amortized over the contractual period from which the Company benefits of approximately six years. The supply intangibles are amortized using the units of production method over their estimated useful lives. The supply intangibles are for soybean oil supply at the New Orleans, Louisiana and the Emporia, Kansas facilities, which have yet to begin production. Therefore, no amortization has been recorded in the financial statements as of December 31, 2008 and 2009 for the supply intangibles.

Amortization expense of $1,846, $0 and $22 for intangible assets is included in the cost of goods - services in the statement of operations for the years ended December 31, 2007, 2008 and 2009, respectively.

Estimated amortization expense does not include the supply intangibles because the specified facilities have not yet begun production. Estimated amortization expense for fiscal years ending December 31 is as follows:

2010	$15
2011	15
2012	15
2013	15
2014	15
Thereafter	103

$178

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 10 — INVESTMENTS

Investments consist of the following at December 31:

	2008		2009
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	11%	$1,611	9%	$1,354
WIE	2%	566	2%	602
WDB	8%	2,395	8%	2,195
Bell, LLC*	50%	635	50%	598
CIE	4%	1,000	4%	1,000
EFB**	4%	600	4%	400

Total***		$6,807		$6,149

*	During 2007, the Company invested, through a wholly-owned subsidiary, $694 in 416 South Bell, LLC (Bell, LLC), whereby the Company initially owned 51% of the outstanding units. Bell, LLC owns and leases to the Company its corporate office building located in Ames, Iowa. In addition to this investment, the Company loaned Bell, LLC $5,100, used to purchase the office building. On February 13, 2008, Bell, LLC obtained permanent financing from a third party lender, thus requiring the loan provided by the Company to be repaid in full with the Company’s interest in Bell, LLC being reduced to 50%. The loan was repaid by Bell, LLC in full during February 2008.
**	As of December 31, 2007 the Company made a firm, binding commitment to East Fork Biodiesel, LLC for $2,000, however, during 2008 and 2009, subsequent to the receipt of the shares, the Company determined its investment in EFB was other-than-temporarily impaired and thus recorded an impairment loss for the amount of $1,400 and $200, respectively.
***	The investments include a deferred tax asset of $677 fully offset by a valuation allowance. Refer to Note 15 for further discussion on the need for a valuation allowance.

The condensed financial information of equity investments as of and for the years ended December 31, is as follows:

		2008	2009
CONDENSED BALANCE SHEET:
Total current assets		$18,629	$15,530

Total noncurrent assets		$97,297	$90,846

Total current liabilities		$36,177	$31,260

Total noncurrent liabilities		$13,034	$9,303

CONDENSED STATEMENT OF OPERATIONS:
	2007	2008	2009
Sales	$151,333	$144,734	$74,164
Costs of goods sold	(142,576)	(139,515)	(70,859)
Operating and other expenses	(9,647)	(10,753)	(6,551)

Net loss	$(890)	$(5,534)	$(3,246)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 11 — OTHER ASSETS

Prepaid expenses and other current assets consist of the following at December 31:

	2008	2009
Income taxes receivable	$3,649	$553
Commodity derivatives and related collateral, net	913	1,774
Prepaid insurance	928	1,105
Prepaid service contracts	243	272
Prepaid raw materials	—	325
Prepaid storage	455	—
Network Plant notes receivable*	1,177	483
Other	814	177

Total	$8,179	$4,689

*	The Company has certain arrangements with the Network Plants that require funds to be remitted to the Network Plant upon sale of product to the end customer before amounts have been collected by the Company. In exchange the Network Plant agrees to pay the Company a fee equal to 50 basis points in excess of the Company’s cost of working capital as computed from time to time.

Other noncurrent assets consist of the following at December 31:

	2008	2009
Debt issuance costs (net of accumulated amortization of $1,377 in 2008 and $318 in 2009)	$1,722	$1,420
Spare parts inventory	4,762	4,726
Prepaid taxes	—	412
Other	28	937

Total	$6,512	$7,495

NOTE 12 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at:

	2008	2009
Accrued property taxes	$719	$792
Accrued employee compensation	950	858
Accrued vendor profit sharing	1,069	—
Unrealized losses on commodity derivatives, net	96	—
Accrued interest	217	193
Unfavorable lease obligation, current portion	1,372	1,829
Other	22	525

Total	$4,445	$4,197

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Unfavorable lease obligation consists of the following at December 31:

	2008	2009
Unfavorable lease obligation	$13,500	$13,612
Accumulated amortization	(716)	—

Total unfavorable lease obligation	12,784	13,612
Current portion	(1,372)	(1,829)

	$11,412	$11,783

Other noncurrent liabilities consist of the following at December 31:

	2008	2009
Fair value of interest rate swap	$1,413	$1,031
Liability for unrecognized tax benefits	1,500	1,500
Deferred credit related to investment in Blackhawk	—	7,484

Total	$2,913	$10,015

As a result of the acquisition of Blackhawk that occurred on February 26, 2010, the Company recognized a deferred tax asset and an associated deferred credit related to excess taxable basis over book basis on its investment in Blackhawk. The Company reflected the related amounts on its consolidated balance sheet as of December 31, 2009 as the acquisition represented a recognizable subsequent event that will reverse in the foreseeable future.

The unfavorable lease obligation (Note 6) is amortized over the contractual period the Company is required to make rental payments under the lease. The amount expected to be amortized in 2010 of $1,829 is presented in accrued expenses and other liabilities.

An amortization benefit of $716 and $0 for noncurrent liabilities is included in the cost of biodiesel sales for the years ended December 31, 2008 and 2009, respectively.

Estimated amortization benefit for fiscal years ending December 31 is as follows:

2010	$1,829
2011	2,025
2012	1,957
2013	1,161
2014	1,034
Thereafter	5,606

$13,612

NOTE 13 — CONSTRUCTION PROJECTS

Information regarding uncompleted construction projects as of December 31 are as follows:

2008
Costs incurred on uncompleted projects	$1,491
Estimated earnings	153

1,644
Billings to date	(1,755)

Billings in excess of costs and estimated earnings on uncompleted projects net of cost and estimated earnings in excess of billings on uncompleted projects	$111

There were no uncompleted construction projects for the year ended December 31, 2009. There are no amounts in accounts receivable related to amounts billed to customers for retainage provisions in the construction contracts at December 31, 2008 and 2009.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 14 — BORROWINGS

During February 2008 the Company obtained a revolving line of credit with an aggregate borrowing capacity of $28,000. The amount of availability under the line is capped based on qualifying accounts receivable and inventory of the Company, which also serve as collateral for the borrowings. Interest is accrued based on either the prime rate or LIBOR plus applicable spread as determined at the election of the Company at the time of borrowing (effective rate ranging from 3.46% to 4.89% at December 31, 2008). As of December 31, 2008 there was $1,292 outstanding under the line-of-credit. The line-of-credit expired on February 14, 2009 and was repaid in full.

The Company has financing through the Iowa Finance Authority in the form of an industrial development revenue bond. The bond bears interest at a variable rate determined by the remarketing agent (effective rate of 1.55% and 0.61% at December 31, 2008 and 2009, respectively). Interest is paid quarterly. Principal payments are due annually in installments of $330 through November 1, 2011, at which time the annual installment increases and remains at $340 through November 1, 2016. The bond is secured by the Company’s biodiesel production facility in Ralston, Iowa. The balance of this bond was $2,690 and $2,360 as of December 31, 2008 and 2009, respectively.

In May 2008, the company financed construction payables outstanding with a related party by issuing two short term notes payable totaling $4,171. Each note bears interest at a fixed rate of 6.25% to 7.25%. The Company paid off one of the short term notes in August 2008 in the amount of $2,330. The remaining note payable is due May 19, 2010. The balance of the note as of December 31, 2008 and 2009 is $1,841 and $1,601, respectively. This note requires monthly principle payments of $40 plus interest with the remaining balance of the note due at maturity.

In October of 2009, the Company entered into a financial assistance contract with Iowa Department of Economic Development (IDED) consisting of two separate loans. The first loan was for $50 and requires the Company to repay the loan over a period of 5 years with a fixed interest rate of 1.625%. As of December 31, 2009, the balance of the loan was $48. The second loan is a conditional loan of $50 requiring the Company to add jobs at its Ames location for a specific period of time. In the event that the Company does not meet the requirements for the conditional loan, a portion, or the entire amount, of the loan would be required to be repaid to IDED. As of December 31, 2009, the balance of the loan was $50.

Additionally, notes payable include construction loans obtained in conjunction with the purchase of the Blackhawk biodiesel production facility located in Danville, Illinois (Note 5) (Term Loan). Amounts outstanding as of December 31, 2008 and 2009 of $24,650 and $24,445, respectively, require interest to be accrued based on 30 day LIBOR plus 275 and 400 basis points through December 31, 2008 and 2009, respectively (effective rate at December 31, 2008 and 2009 of 4.65% and 4.23%, respectively). Monthly principal payments of $205 plus applicable interest are required beginning April 2009 with the remaining principal and interest due at maturity on November 3, 2011. Blackhawk paid the April 2009 payment timely as scheduled. On November 25, 2009,

Blackhawk signed an amendment to the loan agreement to defer May through December principal payments. Additionally, Blackhawk will commence monthly fixed payments of $135 plus interest on January 1, 2010. Blackhawk did not make the scheduled principal and interest payments as aforementioned due to Blackhawk entering into a third amendment with the bank on February 26, 2010, which defers monthly principal payments until July 1, 2010 (Note 24). Blackhawk is required to make monthly interest payments.

Also, in May 2008 Blackhawk entered into a pay-fixed/receive-variable interest rate swap agreement that effectively fixes the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $1,413 and $1,031 at December 31, 2008 and 2009, respectively, and is recorded in other noncurrent liabilities. The interest rate swap was not-designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

Blackhawk has also obtained a revolving line-of-credit with an aggregate borrowing capacity of $5,000 which expired on December 31, 2009. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30 day LIBOR plus 300 basis points as determined at the election of Blackhawk at the time of borrowing. Borrowings outstanding under the line-of-credit were $0 and $350 as of December 31, 2008 and 2009, respectively.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of December 31, 2009 with exception to the Blackhawk line-of-credit. Blackhawk is in default of the agreement as the line-of-credit expired on December 31, 2009 and there remains a $350 outstanding balance. The Company is in the process of renegotiating the line of credit with the bank.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Maturities of the borrowings are as follows for the years ending December 31:

2010	$2,756
2011	23,970
2012	400
2013	350
2014	349
Thereafter	680

Total	28,505
Less: current portion	(2,756)

$25,749

NOTE 15 — INCOME TAXES

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2008		2009
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Allowance for doubtful accounts	$997	$—	$87	$—
Inventory	147	—	194	—
Accrued expenses	235	—	218	—
Property, plant and equipment	—	9,241	—	4,932
Goodwill	—	16,892	—	15,720
Net operating loss carryforwards	—	5,287	—	12,057
Tax credit carryforwards	—	3,068	—	3,068
Alternative minimum tax carryforwards	—	211	—	211
Stock-based compensation	—	4,462	—	5,332
Investment in Blackhawk	—	—	—	6,163
Derivatives	—	—	101	—
Deferred revenue	—	—	2,192	—
Unfavorable lease	—	—	—	823
Other	—	635	—	559

Deferred tax assets	1,379	39,796	2,792	48,865
Deferred Tax Liabilities:
Derivatives	(51)	—	—	—
Prepaid expenses	(487)	—	(534)	—
Investment in Blackhawk	—	(415)	—	—
Cost method investments	—	(114)	—	(141)
Property, plant and equipment	—	(341)	—	—
Deferred revenue COGS	—	—	(1,279)	—

Deferred tax liabilities	(538)	(870)	(1,813)	(141)

Net deferred tax assets	841	38,926	979	48,724
Valuation allowance	—	—	(979)	(47,224)

Net deferred taxes	$841	$38,926	$—	$1,500

The Company reviews the carrying amount of its deferred tax assets to determine whether the establishment of a valuation allowance is necessary. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment.

In evaluating the available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As of December 31, 2009, management concluded that the 2008 and 2009 book and tax losses that result in cumulative losses represent negative evidence. This evidence combined with the uncertainty surrounding the future availability of the federal blender’s credit that expired on December 31, 2009 and has yet to be renewed provides negative evidence that cannot be overcome by positive and objectively verifiable evidence. Based on this evaluation, management has concluded as of December 31, 2009, a valuation allowance was required for the entire amount of the Company’s net deferred tax assets since positive, objectively verifiable evidence was not available to prove that it was more likely than not that the Company would be able to realize these assets.

If future results provide positive, objectively verifiable evidence, that evidence will be considered in determining whether some or all of the valuation allowance will be reversed.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Income tax benefit (expense) for the years ended December 31 is as follows:

	2007	2008	2009
Current income tax (expense) benefit
Federal	$(522)	$628	$—
State	(538)	518	—

	(1,060)	1,146	—
Deferred income tax (expense) benefit
Federal	3,642	(219)	(3,267)
State	616	(79)	(467)
Net operating loss carryforwards	—	8,566	7,041
Other	—	—	(316)

	4,258	8,268	2,991

Income tax benefit before valuation allowances	3,198	9,414	2,991
Deferred tax valuation allowances	—	—	(48,203)

Income tax benefit (expense)	$3,198	$9,414	$(45,212)

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate primarily as a result of the change in tax status of the Company from its predecessors, state income taxes, net of federal income tax effects, income or loss from the change in fair value of embedded conversion feature of preferred stock, incentive stock options, and various tax credits available to the Company as a result of its manufacture and sale of biodiesel. A comparison of the statutory and effective income tax benefits and reasons for related differences follows:

	2007	2008	2009
U.S. Federal income tax expense (benefit) at a statutory rate of 35 percent	$10,089	$(8,853)	$(7,895)
Minority interest taxed at member level	—	976	3,177
State taxes, net of federal income tax benefit	1,705	(981)	(1,128)
Biodiesel tax credits	(878)	—	—
(Gain)/loss on embedded derivative	(14,362)	(834)	936
Incentive stock options granted	276	152	240
S-4 transaction cost	—	—	1,210
Other, net	(28)	126	469

Total benefits for income taxes before valuation allowances	(3,198)	(9,414)	(2,991)
Valuation allowances	—	—	48,203

Total (benefits) expenses for income taxes	$(3,198)	$(9,414)	$45,212

In accordance with ASC Topic 740, “Income Taxes,” the Company periodically reviews its portfolio of uncertain tax positions. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2007	2008	2009
Beginning of year balance	$—	$—	$1,500
Increases to tax positions expected to be taken	—	1,500	—
Increases to tax positions taken during prior years	—	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—

End of year balance	$—	$1,500	$1,500

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The amount of unrecognized tax benefits at December 31, 2007, 2008 and 2009 that would affect the effective tax rate if the tax benefits were recognized was $0, $1,028 and $1,028, respectively. The remaining liability was related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has not recorded any such amounts in the periods presented.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state jurisdictions. The U.S. Internal Revenue Service has completed its examination of the Company’s federal income tax return for 2006. The Company’s federal income tax returns for 2007 and 2008 are currently under review. Various state income tax returns also remain subject to examination by taxing authorities.

NOTE 16 — STOCK-BASED COMPENSATION

Renewable Energy Group:

On July 31, 2006, the board approved the Renewable Energy Group, Inc. 2006 Stock Incentive Plan (Plan). The Plan provides for 2,500,000 shares of common stock to be available for option grants. Option grants are awarded at the discretion of the board. Options expire ten years from the date of the grant. There are no performance conditions associated with the options.

The common stock options are generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination, or other recapitalization.

There were no stock options granted during 2009. For purposes of determining the fair value of stock options awards, the Company uses the Black- Scholes option pricing model and the assumptions set forth in the table below.

	2007	2008
Weighted average fair value of options granted (per option)	$ 6.39	$ 0.06
Dividend yield	0%	0%
Range of risk-free interest rates	4.54 - 4.96%	2.94 - 4.96%
Weighted average risk-fee interest rate	4.83%	4.78%
Weighted average expected volatility	87%	88%
Weighted average expected life in years	5.6	5.6
Weighted average fair value of common stock	$ 9.95	$ 0.89

The fair value of the Company’s Common Stock used in determining the fair value of stock option awards by grant date is as follows:

Grant Date	Options Awared	Fair Value of Common Stock at Grant Date	Fair Value of Option
July 31, 2006	1,731,052	$9.50	$7.13
August 22, 2006	283,750	$9.50	$7.12
October 9, 2006	59,250	$9.50	$6.61
December 7, 2006	53,750	$9.50	$6.72
May 4, 2007	25,000	$9.50	$6.72
July 8, 2007	221,250	$10.00	$6.35
July 30, 2008	35,000	$0.89	$0.06

The fair value of the common stock used in the computation of the fair value of the options issued in 2006 was determined based on a third party purchase of the Company’s common stock that occurred on July 31, 2006. The fair value of the options issued in July 2007 and August 2008 was determined using the common stock value as of July 31, 2007 and June 30, 2008, respectively. The methodology used to determine the fair value of the Company’s common stock is further discussed in Note 2.

As provided for by ASC Topic 718 the Company applied the simplified method in estimating the average expected life of the options. The simplified method assumes that early exercise of the option will occur between the vesting date and expiration date of the option.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Because the Company’s stock is not publicly traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company. In order to estimate the expected volatility as of the grant date, the Company used a simple average of the volatility for a similar time period as the expected life of the options and the current implied volatility of exchange traded options.

The following table summarizes information about common stock options granted, exercised, forfeited, vested, and exercisable:

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2007	2,122,802	$9.50	9.6 years
Granted	246,250	$9.91
Exercised	—
Forfeited	(66,000)	$9.50

Options outstanding - December 31, 2007	2,303,052	$9.54	9.2 years
Granted	35,000	$10.25
Exercised	—
Forfeited	(53,500)	$9.78

Options outstanding - December 31, 2008	2,284,552	$9.55	7.7 years
Granted	—
Exercised	—
Forfeited	(76,000)	$9.93

Options outstanding - December 31, 2009	2,208,552	$9.54	6.8 years

Options exercisable - December 31, 2009	2,171,594	$9.54	6.9 years

Options vested or expected to vest - December 31, 2009	2,184,563	$9.54	6.8 years

The following table summarizes additional information about stock options as of December 31:

	2008	2009
Estimated unrecognized compensation cost for nonvested options	$1,989	$144
Weighted average term the expense will be recognized	0.9 years	0.7 years

Twenty-five percent of the options issued to Company employees vest on the date of grant and the remaining options vest evenly on a monthly basis over the next three years. West Central board members were granted 110,000 options which vested 100% on the date of grant. Six Company board members were granted 50,000 options which vest ratably by quarter over a three year term.

Subject to the terms of the stock incentive plan agreement, in the event of a change of control of the Company, the options become fully exercisable. The Company, at its discretion, may cancel the option in exchange for a payment per share in cash in an amount equal to the excess, if any, of the change of control price per share over the exercise price of the option.

Stock-based compensation cost relating to stock options granted to Company employees, Board members of West Central, and Company Board members during 2007, 2008, and 2009 were $3,818, $3,574 and $2,522 for the year-ended December 31, 2007, 2008, and 2009, respectively, and were included as a component of selling, general and administrative expenses.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

The Company intends to issue new shares upon stock option exercises.

Blackhawk:

Blackhawk has an equity-based compensation plan which provides for the issuance of options to purchase an aggregate of 650,000 units of Blackhawk to members of the board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant. Options to purchase the entire 650,000 units were issued on June 30, 2006. The options are exercisable at a purchase price of $1.00 per unit at any time from and after the date on which the plant commences operations (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate. During December 2008, Blackhawk commenced operations and at that time the unit options were fully vested.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

On May 9, 2008, Blackhawk issued an option for the purchase of an additional 100,000 units to an outside consultant for services related to the project. This option is exercisable at a purchase price of $2.00 per unit at any time from and after the date on which the plant commences operations and will continue for a period of seven years following such date, after which all such rights shall terminate.

The following table presents the weighted average assumptions used to estimate the fair values of the units underlying the options granted to members of the board of managers and consultant in the periods presented, using the Black-Scholes option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2008
Weighted average fair value of options granted (per option)	$1.00
Dividend yield	0%
Weighted average - risk fee interest rate	5%
Weighted average - expected volatility	25%
Weighted average - expected life in years	3

Blackhawk recognized unit-based compensation expense during the period in which it was consolidated with the Company of approximated $130 and $0 for the years ended December 31, 2008 and 2009, respectively.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 17 — RELATED PARTY TRANSACTIONS

Summary of Related Party Transactions

	2007		2008		2009
Revenues - Biodiesel sales	$—	(a)	$10,723	(a)	$17,157	(a)
Revenues - Services	$4,224	(b)	$5,236	(b)	$1,121	(b)
Cost of goods sold - Biodiesel	$28,970	(c)	$39,349	(c)	$54,240	(c)
Cost of goods sold - Services	$63,194	(d)	$1,322	(d)	$—
Selling, general, and administrative expenses	$2,590	(e)	$2,140	(e)	$1,908	(e)
Other income	$—		$—		$355	(f)
Interest expense	$—		$—		$149	(g)
Purchase of property, plant, and equipment	$44,433	(h)	$7,658	(h)	$4,715	(h)
Proceeds from the sale of long lived assets	$—		$—		$3,032	(i)

(a) Represents transactions with related parties as follows:

West Central	$—		$30		$11
E D & F Man	—		10,023		14,299
Bunge	—		—		2,807
Network Plants	—		670		40

	$—		$10,723		$17,157

(b) Represents transactions with related parties as follows:

Network Plants	$4,224		$4,843		$1,121
E D & F Man	—		393		—

	$4,224		$5,236		$1,121

(c) Represents transactions with related parties as follows:

West Central	$28,419		$38,851		$21,893
Bunge	—		—		31,183
GATX	—		—		861
E D & F Man	551		498		303

	$28,970		$39,349		$54,240

(d) Represents transactions with Todd & Sargent, Inc.
(e) Represents transactions with related parties as follows:

West Central	$2,390		$1,309		$328
416 S. Bell, LLC	—		603		688
Todd & Sargent, Inc.	185		194		72
Bunge	—		—		617
E D & F Man	15		34		203

	$2,590		$2,140		$1,908

(f) Represents transactions with ED&F Man
(g) Represents transactions with related parties as follows:

Todd & Sargent, Inc.					$123
Bunge					26

					$149

(h) Represents transactions with related parties as follows:

West Central	$721		$416		$—
Todd & Sargent, Inc.	43,712		7,242		4,715

	$44,433		$7,658		$4,715

(i) Represents transactions with ED&F Man

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Summary of Related Party Balances

	2008		2009
Accounts receivable	$2,269	(a)	$3,311	(a)
Prepaid Inventory			$269	(b)
Accounts payable	$3,757	(c)	$5,569	(c)
(a) Represents balances with related parties as follows:

West Central	$—		$123
Network Plants	973		1,065
REG , LLC	983		983
Bunge	—		24
E D & F Man	313		1,116

	$2,269		$3,311

(b) Represents balances with Bunge
(c) Represents balances with related parties as follows:

West Central	$641		$2,951
Network Plants	695		2,293
Todd & Sargent, Inc.	2,421		5
Bunge	—		127
E D & F Man	—		44
GATX	—		149

	$3,757		$5,569

West Central Cooperative

The Company purchased once-refined soy oil from West Central. Purchases from West Central were $28,392, $38,848, and $21,893 for the years ended December 31, 2007, 2008, and 2009, respectively. The Company also made sales of biodiesel which totaled $30 and $11 for the year ended December 31, 2008 and 2009, respectively.

West Central leases the land under the Company’s production facility to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $25, $40, and $40 for the years ended December 31, 2007, 2008 and 2009, respectively.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement has a one-year term and is cancellable thereafter upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $2,365, $1,269 and $288 for the years ended December 31, 2007, 2008 and 2009, respectively.

In addition to the amounts above, the Company recorded $27, $3 and $0 of other cost of goods sold for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company also acquired $721, $416 and $0 of property, plant and equipment from West Central during the years ended December 31, 2007, 2008 and 2009, respectively.

Accounts receivable includes net balances due from West Central of $0 and $123 at December 31, 2008 and 2009, respectively. Accounts payable includes net balances due to West Central of $641 and $2,951 at December 31, 2008 and 2009, respectively.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

Todd & Sargent, Inc.

Todd & Sargent, Inc. (T&S), an affiliate of a shareholder of REG, LLC, or affiliates of T&S serve as the primary subcontractors of the biodiesel facilities engineered and constructed by the Company. T&S also provided certain accounting and administrative functions for construction related activities. T&S-related cost of goods sold-services were $63,194, $1,322 and $0 for the years ended December 31, 2007, 2008 and 2009, respectively. Selling, general, and administrative expenses relating to T&S were $185, $194 and $72 during the years ended December 31, 2007, 2008 and 2009, respectively. The Company incurred $123 in interest expense on a note payable for the year ended December 31, 2009.

The Company had accounts payable due to T&S (or affiliates of T&S) of $2,421 and $5 at December 31, 2008 and 2009, respectively. Additions to property, plant and equipment included $43,712, $7,242 and $4,715 of billings from T&S during 2007, 2008 and 2009, respectively.

Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plants pay a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. Total related party management service revenues recognized by the Company related to investees were $4,224, $4,843, and $1,121 for the years ended December 31, 2007, 2008, and 2009, respectively. Additionally, revenues from biodiesel sales totaled $0, $670 and $40 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company had accounts receivable due from the Network Plants of $973 and $1,065 at December 31, 2008 and 2009, respectively. The Company had accounts payable due to the Network Plants of $695 and $2,293 at December 31, 2008 and 2009, respectively.

E D & F Man Holdings Ltd.

At the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s wholly owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. For the years ended December 31, 2007, 2008 and 2009, fees of $15, $34 and $203, respectively, were paid according to the agreement. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party. The Company also has entered into a master terminal lease agreement and several leases for terminals with another wholly-owned subsidiary of E D & F, Westway Terminal Company, Inc. These leases have terms ranging from one month to four years. The Company leased two terminals for aggregate fees of $551, $498 and $303 during the years ended December 31, 2007, 2008 and 2009, respectively. Additionally, the Company received $393 and $355 in terminal lease revenue from Westway during the years ended December 31, 2008 and 2009, respectively, related to its terminal facility located in Stockton, California. During July 2009, the Company sold its Stockton terminal facility to Westway for the amount of $3,032, resulting in a gain of $2,254.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston plant. Revenues on biodiesel from this toll agreement and from other biodiesel sales were $0, $10,023 and $12,659 for the years ended December 31, 2007, 2008 and 2009, respectively. Additionally, revenues from raw material sales totaled $0, $0 and $1,640 for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company had accounts receivable due from E D & F Man of $313 and $1,116 as of December 31, 2008 and 2009, respectively. The Company had accounts payable due to E D & F Man of $0 and $44 as of December 31, 2008 and 2009, respectively.

Bunge North America

The Company purchases feedstocks for the production of biodiesel. Purchases from Bunge were $0, $0 and $31,183 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company also made sales of biodiesel and raw materials to Bunge of $0, $0 and $2,807 for the year ended December 31, 2007, 2008 and 2009, respectively.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The agreement is a three-year term and either party has the ability to cancel the agreement after the term ends. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $617 for the year ended December 31, 2009. The Company incurred $26 in interest expense for the year end December 31, 2009 related to the purchase and resale of biodiesel. Also as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice.

The Company has accounts receivable due from Bunge of $24 as of December 31, 2009. The Company a prepaid inventory balance of $269 as of December 31, 2009. The Company has accounts payable due to Bunge of $127 as of December 31, 2009.

GATX

In August 2009, the Company entered into a settlement agreement with GATX Financial Corporation regarding certain rail cars leased by REG. The agreement provided for a cash payment by REG of $1.3 million and the issuance of 250,000 shares of REG common stock in exchange for the satisfaction of accrued rents owed by REG and a modification of future rent obligations.

Transactions with GATX subsequent to August 2009 are disclosed herein, which corresponds to the date GATX became a stockholder of the Company. The Company has a master lease agreement and several leases for railroad cars. These leases range from five to ten years. For the year ended December 31, 2009, fees of $861 were paid.

The Company has accounts payable due to GATX of $149 as of December 31, 2009.

REG, LLC

As of December 31, 2008 and 2009, REG, LLC had not transferred certain assets acquired to the Company. The Company had accounts receivable due from REG, LLC of $983 and $983 at December 31, 2008 and 2009, respectively.

416 S. Bell, LLC

The Company rents a building for administrative uses under an operating lease from 416 S. Bell, LLC. Rent payments made under this lease totaled $603 and $688 for the year ended December 31, 2008 and 2009, respectively.

NOTE 18 — OPERATING LEASES

The Company acts as a lessee for certain land and equipment under operating leases. Total rent expense under operating leases was $3,892, $4,361, and $8,171 for the years ended December 31, 2007, 2008 and 2009 respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows as of:

	Related Party Payments	Other Payments	Total Payaments
2010	$2,436	$7,061	$9,497
2011	2,422	7,223	9,645
2012	1,411	7,197	8,608
2013	1,083	6,460	7,543
2014	935	6,390	7,325
Thereafter	2,169	48,877	51,046

Total minimum payments	$10,456	$83,208	$93,664

The Company leases consist primarily of: accesses to distribution terminals, biodiesel storage facilities, railcars and vehicles. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c) renew its lease at the then fair rental value on a year-to-year basis or for an agreed upon term. Certain leases allow for adjustment to minimum rentals in future periods as determined by the Consumer Price Index.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 19 — DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposure to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As of December 31, 2009, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company was engaged in heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of December 31, 2009 the Company had 98 open commodity contracts. In addition, the Company manages interest rate risk associated with the Blackhawk variable interest rate construction loan using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $24,445 as of December 31, 2009.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

Blackhawk’s interest rate swap contains a credit support arrangement that is directly linked to the construction loan with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by Blackhawk as a result of any failure to perform under the interest rate swap agreement. As of December 31, 2009, the Company posted $2,027 of collateral associated with its commodity-based derivatives with a net liability position of $253.

The Company’s preferred stock embedded conversion feature is further discussed in Note 2.

The following tables provide details regarding the Company’s derivative financial instruments at December 31, 2009:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap			Other liabilities	$1,031
Commodity derivatives	Prepaid expenses and other assets	$47	Prepaid expenses and other assets	300

Total derivatives		$47		$1,331

	For the Year Ended December 31, 2009
		Amount of
		Gain (Loss)
		Recognized
	Location of Gain (Loss)	in Income on
	Recognized in income	Derivatives
Interest rate swap	Change in fair value of interest rate swap	$382
Commodities derivatives	Cost of goods sold - Biodiesel	(1,086)

Total		$(704)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 20 — FAIR VALUE MEASUREMENT

ASC Topic 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair market value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In addition, ASC Topic 820 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs, to determine the effects of the measurements on earnings.

A summary of assets (liabilities) measured at fair value as of December 31, 2008 and 2009 is as follows:

	2008
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(1,765)	$—	$—	$(1,765)
Interest rate swap	$(1,413)	—	(1,413)	—
Commodity derivatives	$34	(37)	71	—

	$(3,144)	$(37)	$(1,342)	$(1,765)

	2009
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(4,104)	$—	$—	$(4,104)
Interest rate swap	$(1,031)	—	(1,031)	—
Commodity derivatives	$(253)	—	(253)	—

	$(5,388)	$—	$(1,284)	$(4,104)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2008 and 2009.

Preferred Stock Embedded Derivatives
Beginning balance - January 1, 2008	$(3,581)
Total unrealized gains (losses)	2,118
Purchases, issuance, and settlements, net	(302)

Ending balance - December 31, 2008	(1,765)
Total unrealized gains (losses)	(2,339)
Purchases, issuance, and settlements, net	—

Ending balance - December 31, 2009	$(4,104)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The company used the following methods and assumptions to estimate fair value of its financial instruments:

Valuation of preferred stock embedded conversion feature derivatives: The estimated fair value of the derivative instruments embedded in the Company’s outstanding preferred stock is determined using the option pricing method to allocate the fair value of the underlying stock to the various components comprising the security, including the embedded derivative. The allocation was performed based on each class of preferred stock’s liquidation preference and relative seniority. Derivative liabilities are adjusted to reflect fair value at each period end. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Interest rate swap: The fair value of the interest swap was determined based on a discounted cash flow approach using market observable swap curves.

Commodity derivatives: The fair value of commodity derivative instruments is recorded in prepaid expenses and other current assets at December 31, 2008 and 2009. The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options, and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market are reflected in Level 1. Contracts whose fair value are determined based on quoted prices of similar contracts in over-the-counter markets are reflected in Level 2.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2008 and 2009:

	2008		2009
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Assets:
Restricted cash	$6,845	$6,845	$2,156	$2,156
Financial Liabilities:
Notes payable and lines of credit	(30,473)	(29,543)	(28,855)	(29,124)

NOTE 21 — BUSINESS CONCENTRATIONS

Certain customers represented greater than 10% of the total consolidated revenues of the Company for the years ended December 31, 2007, 2008 and 2009.

	2007		2008		2009
	Biodiesel Revenues	Management Services Revenues	Biodiesel Revenues	Management Services Revenues	Biodiesel Revenues	Management Services Revenues
Customer A	$73,375
Customer B		$48,846
Customer C			$10,779
Customer D			10,023		$14,299
Customer E					31,947

The management service revenue concentrations relate to construction contracts further discussed in Note 13. There is no assurance that revenues of these amounts will recur in future periods.

In addition to the vendor concentrations with West Central, T&S, and Bunge, the Company also had purchases from another vendor totaling $102,827, $0, and $0 during the years ended December 31, 2007, 2008 and 2009, respectively.

The Company maintains cash balances at financial institutions, which may at times exceed the $250 coverage by the U.S. Federal Deposit Insurance Company.

NOTE 22 — OPERATING SEGMENTS

The Company reports its operating segments based on services provided to customers, which includes Biodiesel, Services, and Corporate and Other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the operating segments based on the products and services each segment offers.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oil and other feedstocks, and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resales of biodiesel produced by third parties. Revenue is derived from the sale of the processed biodiesel, related byproducts and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment which manages the construction of facilities included in the Biodiesel segment. The revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, and other administrative costs including management service expenses.

The following table represents the significant items by operating segment for the results of operations for the years ended December 31, 2007, 2008, and 2009, respectively:

	2007	2008	2009
Net sales:
Biodiesel	$140,532	$76,073	$128,492
Services	144,365	34,472	5,396
Intersegment revenues	(50,347)	(25,093)	(2,387)

	$234,550	$85,452	$131,501

Income (loss) before income taxes and income (loss) from equity investments:
Biodiesel	$(1,216)	$(2,663)	$1,119
Services	22,760	4,909	1,832
Corporate and other (a)	7,170	(26,526)	(25,508)

	$28,714	$(24,280)	$(22,557)

Depreciation and amortization expense:
Biodiesel	$1,080	$1,082	$5,772
Services	2,346	—	—

	$3,426	$1,082	$5,772

Purchases of property, plant, and equipment:
Biodiesel	$50,398	$67,235	$7,350

Assets:
Biodiesel		$153,675	$147,807
Services (b)		18,755	17,829
Corporate and other (c)		79,554	34,922

		$251,984	$200,558

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense, and interest income, all reflected on an accrual basis of accounting.
(b)	All of the Company’s goodwill is assigned to the Services segment.
(c)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 23 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of December 31, 2009, there was $86 in incentive fees due to Bunge.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of any such proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 24 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued. On February 26, 2010, in connection with the transactions described below, the Company was renamed REG Intermediate Holdco, Inc. and REG Newco, Inc. was renamed Renewable Energy Group, Inc. (Newco).

During January 2010, the Company received 145,307 of membership units of Blackhawk for payment in lieu of cash for accrued interest associated with the subordinated convertible note.

On February 26, 2010, Newco completed its acquisitions (Acquisitions) of Blackhawk Biofuels, LLC (Blackhawk), and the Company.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 31, 2009, dated and effective as of the original execution date, May 11, 2009 (Blackhawk Merger Agreement), REG Danville, LLC, a wholly owned subsidiary of Newco, was merged with and into Blackhawk. Upon consummation of the merger, Blackhawk became a wholly owned subsidiary of Newco. Pursuant to the Blackhawk Merger Agreement, each outstanding Series A Unit of Blackhawk (other than such units held by the Company or any affiliate of the Company) was converted into 0.4479 shares of Newco common stock and 0.0088 shares of Newco Series A Preferred Stock. Each outstanding warrant for the purchase of Series A Units of Blackhawk became exercisable for the purchase of shares of Newco common stock, with the number of shares and exercise price per share adjusted appropriately based on the 0.4479 shares exchange ratio. Although the shares have not been distributed to the former members of Blackhawk, it is estimated that they will receive 132,500 shares of Newco Series A Preferred Stock and 6,753,000 shares of Newco common stock.

Newco accounted for the Blackhawk acquisition as a business combination in accordance with ASC Topic 805. When accounting for the exchange of shares between entities under common control, the entity that receives the net assets shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

As the transaction was accounted for with carryover basis, no goodwill was recognized in conjunction with the Blackhawk acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

On February 26, 2010, Blackhawk entered into the Third Amendment (Third Amendment) to the Loan Agreement with Fifth Third Bank (Fifth Third) pursuant to which the parties agreed to amend certain terms of the Loan Agreement dated as of May 9, 2008, as amended on December 23, 2008 and November 25, 2009 (Loan Agreement). Pursuant to the terms of the Third Amendment, Blackhawk will be required to make monthly payments of accrued interest each month until July 1, 2010 and monthly principal payments in the amount of $136 plus accrued interest thereafter. In addition, Blackhawk is required to make additional annual principal payments in amounts equal to (i) fifty percent (50%) of Blackhawk’s excess cash flow (as defined) until such time as Blackhawk has repaid $2,458 in principal. After such time, in addition to monthly principal and interest payments discussed above, Blackhawk will be required to pay 25% of its excess cash flow (as defined) annually to Fifth Third until all amounts outstanding under the Loan Agreement have been repaid in full. The Third Amendment also modified certain financial covenants contained in the Loan Agreement.

On February 26, 2010, Newco completed its acquisition of the Company. Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 20, 2009, dated and effective as of the original execution date, May 11, 2009, REG Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Newco, was merged with and into the Company. Upon consummation of the merger, the Company became a wholly owned subsidiary of Newco. At the closing, each share of the Company’s common stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of Newco’s common stock, $0.0001 par value per share, and each share of the Company’s preferred stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of Newco’s series A preferred stock, $0.0001 par value per share. All outstanding stock options and warrants of the Company were assumed by Newco.

On February 26, 2010, Newco amended and restated its certificate of incorporation and filed a Certificate of Designation of Series and Determination of Rights and Preferences of Series A Preferred Stock. Newco is authorized to issue two classes of shares to be designated respectively preferred stock and common stock. The total number of shares of capital stock that Newco is authorized to issue is two hundred million. The total number of shares of preferred stock Newco has the authority to issue is sixty million. The total number of shares of common stock Newco has the authority to issue is one hundred forty million. The preferred stock and the common stock have a par value of $0.0001 per share.

In connection with the Acquisitions, on February 26, 2010, Newco entered into a Stockholder Agreement (Stockholder Agreement) by and among Newco, certain holders of Newco’s common stock and certain holders of Newco’s Series A Preferred Stock, and a Registration Rights Agreement by and among Newco, certain holders of the Newco’s Common Stock and certain holders of Newco’s Series A Preferred Stock.

On March 8, 2010, Newco completed its acquisition of Central Iowa Energy, LLC (CIE). Pursuant to the Second Amended and Restated Asset Purchase Agreement, executed November 20, 2009, dated and effective as of the original execution date, May 8, 2009, REG Newton, LLC, a wholly owned subsidiary of Newco, acquired substantially all assets and liabilities of CIE. At the closing, Newco delivered to CIE an aggregate of approximately 4,326,059 shares of Newco’s common stock and approximately 160,914 shares of Newco’s Series A Preferred Stock.

As of the date of the financial statements, Newco was still in the process of determining the acquisition price of CIE. The actual allocation of the recorded amounts of the acquisition consideration transferred and the recognized amounts of the assets acquired and liabilities assumed will be based on the final appraisals, and evaluation and estimations of fair value as of the acquisition date. Newco will also determine the amount of goodwill, if any, that will be recorded.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Three Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share and Per Share Amounts)

The following pro forma condensed combined results of operations assume that the Company’s acquisitions of Blackhawk and CIE were completed as of January 1, 2007:

	2007	2008	2009
Revenues	$288,250	$157,856	$136,960

Net loss	$19,860	$(42,594)	$(122,637)

On April 9, 2010, Newco entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC and Nova Biosource Technologies, LLC, (Nova), to Seneca Landlord, LLC (Landlord), a wholly owned subsidiary of the Company, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Seneca Asset Purchase Agreement). Pursuant to the Seneca Asset Purchase Agreement, Landlord agreed to acquire substantially all of the assets of Nova, including all patents and intellectual property rights to Nova’s process technology (the Seneca Assets). As consideration for the Seneca Assets, Landlord assumed the existing term debt of approximately $36,250, held by WestLB, AG, and paid a portion of the closing costs for the transaction.

The Company has determined that the Seneca Assets do not constitute a business as defined under ASC Topic 805 on the basis that the Seneca Assets are not an integrated set of activities or assets that are capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the purchase of the Seneca Assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

At closing of the asset acquisition, the Company sold the equity interest in Landlord to Seneca Biodiesel Holdco, LLC (Seneca Holdco), which is owned by Bunge North America, Inc., USRG HoldcoV, LLC and West Central, stockholders of Newco. In exchange, the Company received a commitment from Seneca Holdco to invest $4,000 in Landlord at closing to pay for repairs to the Seneca facility. Landlord will lease the Seneca facility to REG Seneca, LLC (REG Seneca), a wholly owned subsidiary of the Company, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Seneca Landlord a $600 per year investor fee, payable $150 per quarter, which is guaranteed by Newco. Seneca Holdco has a put to Newco of the Seneca Landlord equity interests after one year provided Newco has a minimum excess net working capital (as defined) of 1.5 times the put/call price. Newco also has a call option of the Seneca Landlord equity interests. The put/call price is the greater of 3 times the initial investment or 35% internal rate of return. Investor fees and distributions in the first three years are credited to the put/call price. At the time the put or call is exercised, Newco will issue 150,000 shares of Newco common stock to Seneca Holdco.

REG Services Group, LLC, a wholly owned subsidiary of the Company, will manage REG Seneca pursuant to a MOSA. Newco granted to one of the Seneca Holdco investors an option to purchase substantial amounts of glycerin produced at Newco facilities and Newco agreed with another of the Seneca Holdco investors to purchase a substantial amount of corn oil for use at the Seneca facility or other Newco facilities. REG Construction & Technology Group, LLC, a wholly owned subsidiary of the Company, and Landlord entered into a construction management agreement. REG Construction & Technology Group, LLC will manage the $4,000 of repairs at the Seneca facility.

On April 9, 2010, Newco entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the agreement is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the agreement are limited to the amount of certain qualifying assets of Newco that secure amounts borrowed. The agreement requires Newco to maintain compliance with certain financial covenants. The term of the agreement is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. As of the date of the financial statements, no amounts were outstanding under the WestLB Revolver.

The WestLB Revolver is secured by assets and ownership interests of REG Services Group, LLC and REG Marketing & Logistics Group, LLC. In connection with the West LB Revolver, Newco issued 500,000 shares of Newco common stock to WestLB and guarantees the outstanding obligations of the loan.

******

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

/S/ JEFFREY STROBURG
By:	Jeffrey Stroburg
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that the individuals whose signatures appear below constitute and appoint Natalie Lischer and Chad Stone, and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K (including any and all amendments), and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY STROBURG Jeffrey Stroburg	Chief Executive Officer (Principal Executive Officer) and Director	April 19, 2010

/S/ CHAD STONE	Principal Financial Officer	April 19, 2010
Chad Stone

/S/ NATALIE LISCHER	Principal Accounting Officer	April 19, 2010
Natalie Lischer

/S/ PAUL CHATTERTON	Director	April 19, 2010
Paul Chatterton

/S/ SCOTT P. CHESNUT	Director	April 19, 2010
Scott P. Chesnut

/S/ DELBERT CHRISTENSEN	Director	April 19, 2010
Delbert Christensen

/S/ SCOTT GIESELMAN	Director	April 19, 2010
Scott Gieselman

/S/ RANDOLPH L. HOWARD	Director	April 19, 2010
Randolph L. Howard

/S/ MICHAEL A. JACKSON	Director	April 19, 2010
Michael A. Jackson

/S/ JONATHAN KOCH	Director	April 19, 2010
Jonathan Koch

/S/ ERIC HAKMILLER	Director	April 19, 2010
Eric Hakmiller

/S/ CHRISTOPHER D. SORRELLS	Director	April 19, 2010
Christopher D. Sorrells

/S/ DON HUYSER	Director	April 19, 2010
Don Huyser

/S/ RONALD MAPES	Director	April 19, 2010
Ronald Mapes