Form 10-Q
period 2010-03-31
Renewable Energy Group, Inc.
filed 2010-05-24
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-161187

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-4785427
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue Ames, Iowa 50010

(Address of principal executive offices)

(515) 239-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2010, there was no public trading market for the registrant’s common stock. There were 35,823,258 shares of the company’s common stock and 13,641,201 shares of the company’s outstanding on April 30, 2010.

Item 1.	Condensed Consolidated Financial Statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF DECEMBER 31, 2009 AND MARCH 31, 2010

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2009	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,855	$2,605
Restricted cash	2,156	—
Accounts receivable, net (includes amounts owed by related parties of $3,311 and $2,320 as of December 31, 2009 and March 31, 2010, respectively)	12,162	5,307
Inventories	12,840	16,995
Prepaid expenses and other assets (includes amounts paid to related parties of $269 as of December 31, 2009)	4,689	3,570

Total current assets	37,702	28,477

Property, plant and equipment, net	124,429	174,163
Goodwill	16,080	81,172
Intangible assets, net	7,203	7,199
Deferred income taxes	1,500	1,500
Investments	6,149	4,975
Other assets	7,495	7,389
Restricted cash	—	2,458

TOTAL ASSETS	$200,558	$307,333

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit	$350	$900
Current maturities of notes payable	2,756	3,137
Accounts payable (includes amounts owed to related parties of $5,569 and $6,365 as of December 31, 2009 and March 31, 2010, respectively)	14,133	16,305
Accrued expenses and other liabilities	4,197	4,133
Deferred revenue	5,480	1,089

Total current liabilities	26,916	25,564
Unfavorable lease obligation	11,783	11,276
Preferred stock embedded conversion feature derivatives	4,104	53,552
Notes payable	25,749	49,108
Other liabilities	10,015	3,254

Total liabilities	78,567	142,754

COMMITMENTS AND CONTINGENCIES (Note 17)
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 12,464,357 and 13,455,218 shares outstanding at December 31, 2009 and March 31, 2010, respectively; redemption amount $247,587 and $222,011 at December 31, 2009 and March 31, 2010, respectively)	149,122	106,262

EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 140,000,000 shares authorized; 19,575,117 and 29,881,026 shares outstanding at December 31, 2009 and March 31, 2010, respectively)	2	3
Common stock - additional paid-in-capital	15,676	80,098
Warrants - additional paid-in-capital	4,619	5,888
Accumulated deficit	(60,905)	(27,672)

Total stockholders’ equity (deficit)	(40,608)	58,317

Noncontrolling interests	13,477	—

Total equity (deficit)	(27,131)	58,317

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$200,558	$307,333

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
REVENUES:
Biodiesel sales	$12,993	$31,595
Biodiesel sales - related parties	2,374	1,380
Biodiesel government incentives	2,649	3,652

	18,016	36,627
Services	846	321
Services - related parties	102	541

	18,964	37,489

COSTS OF GOODS SOLD:
Biodiesel	16,122	11,707
Biodiesel - related parties	4,325	23,117
Services	533	118
Services - related parties	—	297

	20,980	35,239

GROSS PROFIT (LOSS)	(2,016)	2,250

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
(includes related party amounts of $373 and $384 for the three months ended March 31, 2009 and 2010, respectively)	5,073	5,086

IMPAIRMENT ON LONG LIVED ASSETS	—	141

LOSS FROM OPERATIONS	(7,089)	(2,977)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	799	—
Change in fair value of interest rate swap	(13)	72
Other income (includes related party amounts of $202 for the three months ended March 31, 2009)	1,901	33
Interest expense (includes related party amounts of $46 and $81 for the three months ended March 31, 2009 and 2010, respectively)	(730)	(341)
Interest income (includes related party amounts of $180 for the three months ended March 31, 2010)	13	181

	1,970	(55)

LOSS BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	(5,119)	(3,032)
INCOME TAX BENEFIT	1,183	6,328
LOSS FROM EQUITY INVESTMENTS	(238)	(215)

NET INCOME (LOSS)	(4,174)	3,081

LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,951	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,223)	3,081

EFFECTS OF RECAPITALIZATION	—	8,521

LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(9,366)	(11,068)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(10,589)	$534

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total
BALANCE, December 31, 2008	12,434,004	$104,607	19,305,117	$2	$57,160	$4,619	$—	$20,237	$82,018
Stock compensation expense	—	—	—	—	891	—	—	—	891
Accretion of preferred stock to redemption value	—	9,366	—	—	(9,366)	—	—	—	(9,366)
Net loss	—	—	—	—	—	—	(1,223)	(2,951)	(4,174)

BALANCE, March 31, 2009	12,434,004	$113,973	19,305,117	$2	$48,685	$4,619	$(1,223)	$17,286	$69,369

BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)

Exchange of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	18,842
Issuance of common stock in acquisitions	—	—	11,005,909	1	66,364	—	—	—	66,365
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	290,861	2,260	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	1,269
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	36	—	—	—	36
Accretion of preferred stock to redemption value	—	11,068	—	—	(11,068)	—	—	—	(11,068)
Net income	—	—	—	—	—	—	3,081	—	3,081

BALANCE, March 31, 2010	13,455,218	$106,262	29,881,026	$3	$80,098	$5,888	$(27,672)	$—	$58,317

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,174)	$3,081
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	1,005	1,066
Amortization of intangible assets and liabilities, net	268	(141)
Benefit for doubtful accounts	(1,520)	(34)
Stock compensation expense	891	36
Loss from equity method investees	238	215
Deferred tax benefit	(1,183)	(6,328)
Impairment of long lived assets	—	141
Change in fair value of preferred stock conversion feature embedded derivatives	(799)	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	468	8,544
Inventories	4,510	(3,947)
Prepaid expenses and other assets	(572)	1,396
Accounts payable	(1,982)	(1,453)
Accrued expenses and other liabilities	(686)	(1,416)
Deferred revenue	—	(4,391)
Billings in excess of costs and estimated earnings on uncompleted contracts	(173)	—

Net cash flows from operating activities	(3,709)	(3,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(5,289)	(61)
Change in restricted cash	3,688	(2)
Deconsolidation of Blackhawk	—	(206)
Cash provided through Blackhawk acquisition	—	1
Cash provided through Central Iowa Energy acquisition	—	403

Net cash flows from investing activities	(1,601)	135

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	—
Repayments on line of credit	(1,292)	—
Cash paid on notes payable	—	(122)
Cash paid for debt issuance costs	—	(32)

Net cash flows from financing activities	(412)	(154)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,722)	(3,250)

CASH AND CASH EQUIVALENTS, Beginning of period	15,311	5,855

CASH AND CASH EQUIVALENTS, End of period	$9,589	$2,605

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$532	$4

Cash paid for interest	$454	$323

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of Recapitalization		$8,521

Accretion of preferred stock to redemption value	$9,366	$11,068

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$556	$5

Removal of cost method investee as a result of consolidation		$1,000

Removal of equity method investee as a result of consolidation		$3,969

Assets (liabilities) acquired through the issuance of stock:
Cash		$404
Restricted cash		2,302
Other current assets		1,121
Property, plant, and equipment		94,122
Goodwill		65,091
Other noncurrent assets		231
Line of credit		(900)
Other current liabilities		(5,548)
Debt		(72,602)
Other noncurrent liabilities		(14,327)

		$69,894

See “Note 7 - Variable Interest Entities” for noncash items related to the deconsolidation of Blackhawk

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Three Months Ended March 31, 2009 and 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

On February 26, 2010, Renewable Energy Group, Inc. (the Company) (formerly known as REG Newco, Inc.) completed its acquisitions of REG Intermediate Holdco, Inc. (Holdco) (formerly known as Renewable Energy Group, Inc.) and Blackhawk Biofuels, LLC (Blackhawk) and on March 8, 2010 the Company completed its asset purchase of Central Iowa Energy, LLC (CIE) (collectively, the Acquisitions).

On February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Holdco (the Holdco Merger). As a result of the Holdco Merger, each share of Holdco’s Common Stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Company’s Common Stock, $0.0001 par value per share (the Common Stock), and each share of the Holdco’s Preferred Stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Company’s Series A Preferred Stock, $0.0001 par value per share (the Series A Preferred Stock). Also on February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Blackhawk (the Blackhawk Merger). Blackhawk was renamed REG Danville, LLC (REG Danville) immediately following the merger. As a result of the Blackhawk Merger, each outstanding Blackhawk Series A Units (other than such units held by Holdco or any affiliate of Holdco) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding option for the purchase of series A units of Blackhawk became warrants exercisable for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted based on the 0.4479 shares exchange ratio. The former members of Blackhawk will receive 132,680 shares of Series A Preferred Stock and 6,753,311 shares of Common Stock.

On March 8, 2010, the Company acquired substantially all of the assets and liabilities of CIE (CIE Asset Purchase) in exchange for an aggregate of 4,252,598 shares of Common Stock and 158,181 shares of Series A Preferred Stock. The assets and liabilities were acquired from CIE by REG Newton, LLC (REG Newton), a wholly owned subsidiary of the Company.

See “Note 6 – Acquisitions” for a description of the Acquisitions and their accounting treatment.

See “Note 18 – Subsequent Events” for a description of subsequent events through the date the financial statements were issued, including the acquisition of substantially all the assets of Nova Biosource Fuels, Inc.

Prior to February 26, 2010, the Company refers to the business, results of operation and cash flows of Holdco, which is considered the accounting predecessor to Renewable Energy Group, Inc. (formerly, REG Newco, Inc.). For the period from February 26, 2010 to March 31, 2010, the Company refers to the business, results of operation and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Holdco, REG Danville, and REG Newton.

Nature of Business

As of March 31, 2010, the Company owned biodiesel production facilities with 122 million gallons per year (mmgy) of production capacity.

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and its inability to obtain bond financings. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects. The Company’s New Orleans facility has a GoZone Bond allocation of up to $100,000 in order to finance the completion of the construction of that facility and possibly related facilities. This allocation has been extended through the end of 2010. The city incentive package for the Emporia construction project has been renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the expected gross cash flows of the projects, the Company determined that no impairment has occurred.

        The Company manages five other biodiesel production facilities owned primarily by independent investment groups with an aggregate of 180 mmgy capacity (hereafter referred to as Network Plants). For each of these facilities, the Company has entered into a Management and Operational Services Agreement (MOSA). Under the MOSA, the Company is responsible for procuring the necessary feedstock and other inputs for the facility, and marketing and selling the finished biodiesel product under the Company’s brand. In addition to the biodiesel produced at the Company’s owned and managed plants, the Company also purchases and sells biodiesel produced by third parties. In 2009, the Company provided notice to five networks facilities that we would be terminating our services under the MOSAs twelve months from the date notice was provided as permitted by the MOSAs. We intend to renegotiate MOSAs with these facilities and will be seeking a higher management fee payable to REG. However, there is no assurance the facilities will agree to the terms we intend to propose. The Company is aware of one facility that does not plan to renew the MOSA and another was purchased through an asset purchase agreement.

The biodiesel industry and the Company’s business have been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2009, and, as of the date of the financial statements, Congress has not yet acted to reinstate the credit. As a result, the incentives to the biodiesel industry may not continue beyond the expired date or, if they continue, the incentives may not be at the same level. The failure to reenact, revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $2,649 and $3,652 for the three months ended March 31, 2009 and 2010, respectively. The Company does not expect to have significant biodiesel tax credit revenues until the reinstatement of the credit.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company bears a majority of the financial risks of the entity. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company has corrected the presentation of borrowings and repayments on its line of credit for 2009. Related amounts had previously been presented on a net basis, rather than on a gross basis as required in accordance with ASC Topic 230, Statement of Cash Flows (formerly SFAS No. 95, Statement of Cash Flows). The correction had no effect on net cash from financing activities.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to various Company entities totaling $2,156 and $2,458 as of December 31, 2009 and March 31, 2010, respectively, that have been restricted in accordance with the terms of the loan agreement.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of December 31, 2009 and March 31, 2010 include adjustments to reduce inventory to the lower of cost or market in the amount of $194 and $1,158, respectively. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to soybean oil and biodiesel inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable.

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

Valuation of Preferred Stock Conversion Feature Embedded Derivatives

As stated in “Note 1 – Organization, Presentation and Nature of the Business”, in connection with the Holdco Merger, all outstanding shares of Holdco Preferred Stock were converted into Series A Preferred Stock.

The terms of the Series A Preferred Stock, in place as of March 31, 2010, provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not to exceed $16.50 per share, or (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815, the Company is required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded provision within the contract contains all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

The Company has determined that the conversion feature of the Series A Preferred (and formerly of Holdco Preferred Stock) is an embedded derivative because the redemption feature allows the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock, which effectively provides the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

Accordingly, upon issuance of the Series A Preferred Stock, the Company recorded a liability representing the estimated fair value of the right of holders of the Series A Preferred Stock to receive the fair market value of the Common Stock issuable upon conversion of such preferred stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded in change in fair value of preferred stock conversion feature embedded derivatives in the Company’s statements of operations.

The Company uses the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in each series of Holdco Preferred Stock prior to February 26, 2010 and the Series A Preferred Stock as of and subsequent to February 26, 2010. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate, and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	December 31, 2009	February 26, 2010	March 31, 2010
Expected volatility	50.00%	40.00%	40.00%
Risk-free rate	0.89%	4.40%	4.40%

Preferred Stock Accretion

Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the Holdco Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of Holdco Preferred Stock over the period until the earliest redemption date, which was August 1, 2011, to the Holdco Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the Preferred Stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities.

        On February 26, 2010, the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which is restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability.

Accretion of $9,366 and $11,068 has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99 for the three months ended March 31, 2009 and 2010, respectively.

Valuation of the Company’s Equity

The Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach - Discounted Cash Flow (DCF) method. The value derived using this approach was supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the biofuel industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in the Company’s DCF model are as follows:

	December 31, 2009	February 26, 2010	March 31, 2010
Discount rate	13.00%	15.00%	15.00%

Valuations derived from this model are subject to ongoing verification and review. Selection of inputs involves management’s judgment and may impact net income. This analysis is done on a regular basis and takes into account factors that have changed from the time of the last Common Stock issuance. Other factors affecting our assessment of price include recent purchases or sales of our Common Stock, if available.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including applicable construction-period interest, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years
Computers and office equipment	5 years
Office furniture and fixtures	5-15 years
Leasehold improvmenets	the lesser of the lease term or 10 years
Buildings and improvements	20-39 years

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is reviewed annually by reporting unit for impairment or between annual periods when management believes impairment indicators exist. If the carrying value of the reporting unit goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the reporting unit goodwill. Fair value is determined using a discounted cash flow methodology involving a significant level of judgment in the assumptions used. Changes to the Company’s strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. There was no impairment of goodwill recorded in the periods presented. Estimated goodwill currently recorded relating to the Blackhawk Merger and CIE Asset Acquisition will be finalized during the second quarter of 2010.

	Biodiesel	Services	Total
Ending balance - December 31, 2008	$—	$16,080	$16,080
Acquistions	—	—	—

Ending balance - March 31, 2009	$—	$16,080	$16,080

Ending balance - December 31, 2009	$—	$16,080	$16,080
Blackhawk Biofuels acquistion	39,933	—	39,933
CIE acquisition	25,159	—	25,159

Ending balance - March 31, 2010	$65,092	$16,080	$81,172

Revenue Recognition

The Company recognizes revenues from the following sources:

•	the sale of biodiesel and its co-products — both purchased and produced by the Company

•	fees received from federal and state incentive programs for renewable fuels

•	fees from construction and project management

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities

Biodiesel sales revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured, and the sale of product giving rise to the incentive has been recognized.

Fees for managing ongoing operations of third party plants, marketing biodiesel produced by third party plants and from other services are recognized as services are provided. The Company also has performance based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectability is reasonably assured.

The Company acts as a sales agent for certain third parties, thus the Company recognizes revenues on a net basis in accordance with ASC Topic 605-45, Revenue Recognition (ASC Topic 605-45).

Stock-Based Compensation

On July 31, 2006, the Holdco Board of Directors (Holdco Board) approved the 2006 Stock Incentive Plan. Eligible award recipients are employees and Holdco directors. Holdco accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense was recorded for stock options awarded to employees and non-employee directors in return for service. The expense was measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Holdco recorded expense based upon the graded vesting schedule of the options.

Income Taxes

The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the carrying amount of deferred tax assets are reviewed to determine whether the establishment of a valuation allowance is necessary. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment.

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

During the three months ended March 31, 2010 the Company continued to have taxable losses and, therefore did not record an income tax benefit or expense related to its operations as all amounts were offset by a related change in the valuation allowance. The income tax benefit reflected during the period results from the net deferred tax liabilities acquired through the Blackhawk Merger and the CIE Asset Purchase.

Prior to deconsolidation on January 1, 2010 and the Blackhawk Merger, Blackhawk was treated as a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, its earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes was included in the consolidated financial statements of the Company as of December 31, 2009 aside from its pro-rata share determined based on its ownership interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available to management and on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC Topic 810, Consolidations (ASU No. 2009-17). This Statement requires a qualitative analysis to determine the primary beneficiary of a Variable Interest Entity (VIE). The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2010. The Company adopted this statement effective January 1, 2010 which resulted in the deconsolidation of Blackhawk and additional disclosure requirements. See “Note 7 – Variable Interest Entities” for additional information.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements and the Company does not anticipate the remaining disclosures will have a material effect on the Company’s financial statements.

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

A summary of the Company’s common stockholders and warrant holders as of December 31, 2009 and March 31, 2010 is as follows:

	Number of Outstanding Shares December 31, 2009	Number of Outstanding Shares March 31, 2010
Common Stock:
West Central and affiliated entities where voting is controlled by West Central	11,927,306	11,927,306
Company directors	8,248	5,603
Bunge North America, Inc.	701,756	702,780
Blue Marble Investors, LLC	696,210	696,210
Biofuels Company of America, LLC	1,980,488	1,980,488
USRG HoldCo V LLC	3,108,685	2,563,268
Ohana Holdings LLC	414,491	341,769
Mandam B.V	414,491	—
GATX Corporation	250,000	250,000
ED&F Man Holdings B.V.	—	342,850
Blackhawk Biofuels Shareholders	—	6,753,311
Central Iowa Energy Shareholders	—	4,252,598
Other	73,442	64,843

Total common stock outstanding	19,575,117	29,881,026

Common Stock Warrants:
Natural Gas Partners VIII, L.P.	210,227	210,227
Entities affiliated with NGP Energy Technology Partners	210,227	210,227
Viant Capital, LLC	258,535	258,535
West Central Cooperative	22,727	22,727
E D &F Man Netherlands BV	22,727	48,066
Bunge North American, Inc.	9,090	9,090
USRG HoldCo V LLC	190,040	190,040
Ohana Holdings LLC	25,339	25,339
Mandam B.V	25,339	—
Blackhawk Biofuels Warrant Holders	—	335,924
Other	3,184	3,184

Total common stock warrants	977,435	1,313,359

Common Stock

On February 26, 2010, the Company filed its restated certification of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $0.0001 per share. See “Note 6 – Acquisitions” for information related to Common Stock issued in connection with the Acquisitions.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of outstanding Series A Preferred Stock as outlined below, the holders of outstanding shares of the Common Stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of Series A Preferred Stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of Common Stock.

Common Stock Issued During 2010:

On February 26, 2010, the Company issued 6,753,311 shares of Common Stock to the shareholders of Blackhawk in exchange for outstanding shares of Blackhawk.

On March 8, 2010, the Company issued 4,252,598 shares of Common Stock to CIE and to Houlihan Smith & Company in connection with the purchase of substantially all CIE company assets.

Common Stock Warrants

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

NOTE 4 — REDEEMABLE PREFERRED STOCK

A summary of the Company’s redeemable preferred stockholders as of December 31, 2009 and March 31, 2010 is as follows:

	Number of Outstanding Shares December 31, 2009	Number of Outstanding Shares March 31, 2010
Preferred Stock:
Natural Gas Partners VIII, L.P.	2,559,808	2,559,808
Entities affiliated with NGP Energy Technology Partners	2,559,808	2,559,808
E D & F Man	1,770,334	2,222,152
Bunge	1,361,723	1,361,723
West Central	563,635	563,635
USRG HoldCo V LLC	2,843,218	3,388,635
Ohana Holdings LLC	379,096	451,818
Mandam B.V.	379,096	—
Blackhawk Biofuels Shareholders	—	132,680
Central Iowa Energy Shareholders	—	158,181
Other	47,639	56,778

Total preferred stock outstanding	12,464,357	13,455,218

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of Preferred Stock with a par value of $0.0001. The Company Board of Directors (Board) has the discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 6 – Acquisitions” for information related to the cancellation of all outstanding Holdco Preferred Stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued in exchange for shares of the Series A, Series AA, Series B or Series BB Holdco Preferred Stock, pursuant to the Holdco Merger agreement (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. Dividends previously accrued on the Holdco Preferred Stock were forgone in connection with the Holdco Merger and issuance of the Series A Preferred Stock. There were $33,388 of Holdco Preferred Stock dividends in arrears as of December 31, 2009 and $1,147 of the Series A Preferred Stock dividends in arrears as of March 31, 2010.

Liquidation Rights

Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sale of assets as defined by the Preferred Stock agreement), if the remaining net assets of the Company are sufficient, the holders of the Series A Preferred Stock shall be paid no less than liquidation value plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any holders of Common Stock.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series A Preferred Stock holders are due as indicated above, the holders of Series A Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at the then applicable conversion ratio on the date:

a)	of a closing of the sale of shares of Common Stock at a level at or exceeding $22.00, in a QPO, requiring aggregate proceeds to the Company of at least $40 million, or

b)	specified in a written contract or agreement of the Preferred Supermajority, or

c)	the shares of Common Stock have a closing price on NASDAQ or any national securities exchange in excess of $24.75 per share for ninety (90) consecutive trading days with an average daily trading volume on such trading days of at least US $8,000.

Voting Rights

Each holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A Preferred Stock held by such holder are convertible.

Additionally, the Company is prohibited, without obtaining the approval of the Preferred Supermajority from performing certain activities including, but not limited to, amending shareholder agreements, redeeming or purchasing any outstanding shares of the Company, declaring dividends, making certain capital expenditures and merging or consolidating with other entities.

Redemption Rights

On or after February 26, 2014, the Preferred Supermajority may require that the Company redeem all or part of the issued and outstanding shares of the Series A Preferred Stock out of funds lawfully available; provided, however, that any such redemptions equal in the aggregate $5,000. The redemption price is the greater of the fair market value per share at the date of the redemption election or $13.75 per share of the Series A Preferred Stock, plus accrued and unpaid Preferred Stock dividends, not to exceed $16.50 per share.

Preferred Stock Issued During 2010:

On February 26, 2010, the Company exchanged 700,000 shares of Common Stock issued to USRG HoldCo V LLC, Ohana Holdings LLC, ED&F Man Holdings B.V. and others for 700,000 shares of Series A Preferred Stock.

The Company applied the guidance in EITF Topic No. D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (codified to ASC 260-10 S99-2) in regards to the exchange of common shares for preferred shares and the exchange of one series of preferred shares for a different series of preferred shares.

The Company compared the fair value of the preferred shares issued to the carrying amount of the preferred and common shares that were redeemed. The excess of the carrying amount of preferred and common share that were redeemed over the fair value of the preferred shares issued was recorded as an increase in additional paid-in capital and was added to net earnings available to common shareholders.

On February 26, 2010, the Company issued 132,680 shares of Series A Preferred Stock to the shareholders of Blackhawk in exchange for the outstanding Series A Units of Blackhawk.

On March 8, 2010, the Company issued 158,181 shares of Series A Preferred Stock to CIE and to Houlihan Smith & Company in connection with the purchase of substantially all of CIE company assets.

NOTE 5 — BLACKHAWK

On May 9, 2008 the Company was party to a transaction, whereby Blackhawk purchased a 45 mmgy biodiesel production facility under construction located in Danville, Illinois from Biofuels Company of America, LLC. Blackhawk received the plant assets under construction and assumed a term construction loan with principal outstanding of $24,650 in exchange for $5,250 in cash and 1,980,488 shares of Common Stock of the Company set forth in the purchase agreement at $10.25 per share. Additionally, the Company issued 127,273 shares of Series B Preferred Stock with a per share value of $11.00 as established in the purchase agreement, to Bunge North America, Inc. (Bunge) on behalf of Blackhawk. In exchange for the Series B Preferred Stock Blackhawk entered into a soy oil supply agreement with Bunge. In exchange for the Holdco Common and Holdco Preferred Stock issued, the Company received a subordinated convertible note from Blackhawk with a par value of $21,700.

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

The Company held 1,000,000 membership units of Blackhawk as of May 9, 2008 and has subsequently received an additional 327,017 units, 658,052 units and 145,307 units in 2008, 2009 and 2010, respectively, in lieu of interest on the subordinated convertible note. The Company’s interest represents ownership interests in Blackhawk of 11.6% and 12.4% as of December 31, 2009 and February 26, 2010, respectively.

Prior to January 1, 2010, the Company consolidated Blackhawk according to the then requirements of ASC Topic 810 as they were determined to be the primary beneficiary (PB). The Company determined it was the PB as it holds significant variable interests resulting in it receiving the majority of Blackhawk’s expected losses or the majority of its expected residual returns. Variable interests in Blackhawk held by the Company are the subordinated convertible note, membership units, guaranty of indebtedness of up to $1,500, warrants, MOSA, and the design-build agreement.

As a result of the consolidation, all accounts of Blackhawk have been included with the Company’s financial statements as of May 9, 2008, the date of the transaction. As required by ASC Topic 810 the assets, including cash of $2,225, and liabilities consolidated by the Company were recorded at their relative fair values. The fair value of the Holdco Common and Holdco Preferred Stock transferred as consideration was determined as further discussed in “Note 2 – Summary of Significant Accounting Policies” and is summarized as follows:

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

On January 1, 2010, the Company deconsolidated Blackhawk as a result of adopting ASU No. 2009-17, as it was determined that the Company was no longer the PB (Blackhawk Deconsolidation). Although the financial arrangements mentioned above resulted in the Company holding substantial variable interests in Blackhawk, they did not give the Company the power to direct the activities that most significantly impact Blackhawk’s economic performance. Consequently, subsequent to adopting this accounting pronouncement, the Company deconsolidated Blackhawk. See “Note 7 – Variable Interest Entities” for additional information. Upon deconsolidation, an equity investment in Blackhawk of $3,969 and a subordinated convertible note receivable of $24,298 were recognized at fair value using the option available under ASC Topic 825, Financial Instruments, and the previously consolidated amounts were removed from the consolidated balance sheet. The difference between the amounts recognized at fair value and the removal of the previously consolidated amounts was recorded to retained earnings (accumulated deficit).

On February 26, 2010, the Company completed the Blackhawk Merger. See “Note 6 – Acquisitions” for additional information regarding the accounting for the Blackhawk Merger.

NOTE 6 — ACQUISITIONS

On February 26, 2010, the Company completed its mergers with Holdco and Blackhawk and on March 8, 2010 the Company completed the asset purchase of CIE.

REG Intermediate Holdco, Inc.

On February 26, 2010, the Company completed its merger with Holdco.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 20, 2009, dated and effective as of the original execution date, May 11, 2009, REG Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company was merged with and into Holdco. Upon consummation of the merger, Holdco became a wholly owned subsidiary of the Company. At the closing, each share of Holdco’s Common Stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Common Stock, $0.0001 par value per share, and each share of Holdco’s Preferred Stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Series A Preferred Stock, $0.0001 par value per share.

The Company accounted for the Holdco Merger as a business combination in accordance with ASC Topic 805. When accounting for the exchange of shares between entities under common control, the entity that receives the net assets shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

As the transaction was accounted for with carryover basis, no goodwill was recognized in conjunction with the Holdco Merger, and no significant contingent assets or liabilities were acquired or assumed in the Holdco Merger.

Blackhawk Biofuels LLC

On February 26, 2010, the Company completed the Blackhawk Merger.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 21, 2009, dated and effective as of the original execution date, May 11, 2009, REG Danville, LLC, a wholly owned subsidiary of the Company, was merged with and into Blackhawk. Upon consummation of the merger, Blackhawk became a wholly owned subsidiary of the Company and changed its name to REG Danville, LLC. Pursuant to the Blackhawk Merger, each outstanding Blackhawk Series A Units (other than such units held by Holdco or any affiliate of Holdco) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became exercisable for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted appropriately based on the 0.4479 shares exchange ratio. The former members of Blackhawk received 132,680 shares of Series A Preferred Stock and 6,753,311 shares of Common Stock.

As of the date of the financial statements were issued, the Company was still in the process of determining the acquisition price of Blackhawk. The actual allocation of the recorded amounts of the Blackhawk Merger consideration transferred and the recognized amounts of the assets acquired and liabilities assumed will be based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. The Company will also determine the actual and final amount of goodwill, if any, that will be recorded. The goodwill currently recorded associated with this transaction is $39,933.

The following tables summarize the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary acquisition price:

Preliminary Allocation at February 26, 2010
Assets (liabilities) acquired:
Cash	$1
Restricted cash	2,002
Other current assets	638
Property, plant and equipment	61,969
Goodwill	39,933
Other noncurrent assets	231
Line of credit	(350)
Other current liabilities	(3,621)
Debt	(48,677)
Other noncurrent liabilities	(9,105)

Fair value of common and preferred stock issued	$43,021

	Preliminary Value at February 26, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Warrants	$1,269	$3.78
Common Stock	40,721	$6.03
Series A Preferred	1,031	$7.77

Total	$43,021

Factors that contributed to a purchase price resulting in goodwill for the purchase of Blackhawk’s assets included considerations that the combined company will have a larger owned production capacity upon which to pursue sales to large, petroleum-based customers seeking a consistent, high quality supply of biodiesel to meet the RFS requirements, will have centralized procurement, logistics management and production scheduling that will result in lower costs and improved results of operations, as compared to smaller, stand-alone biodiesel manufacturers. Blackhawk’s assets are located within one of the largest biodiesel markets in the United States and the plant has multiple feedstock processing capabilities. The amortization of goodwill is not deductible for tax purposes.

Since all of REG Danville’s revenues for the period from February 26, 2010 through March 31, 2010 consisted entirely of tolling fees from REG Marketing & Logistics Group, LLC (REG Marketing), they were eliminated on a consolidated basis. The net loss generated by REG Danville from February 26, 2010 through March 31, 2010 included in the condensed consolidated statement of operations was $1,040.

Central Iowa Energy LLC

On March 8, 2010, the Company completed its acquisition of substantially all of the assets of CIE.

Pursuant to the Second Amended and Restated Asset Purchase Agreement, executed November 20, 2009, dated and effective as of the original execution date, May 8, 2009, REG Newton, LLC, a wholly owned subsidiary of the Company, acquired substantially all assets and liabilities of CIE. At closing, the Company delivered to CIE an aggregate of 158,181 shares of Series A Preferred Stock and 4,252,598 shares of Common Stock.

As of the date of the financial statements were issued, the Company was still in the process of determining the acquisition price of CIE. The actual allocation of the recorded amounts of the CIE Asset Purchase consideration transferred and the recognized amounts of the assets acquired and liabilities assumed will be based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. The Company will also determine the actual and final amount of goodwill, if any, that will be recorded. The goodwill currently recorded associated with this transaction is $25,159.

The following tables summarize the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary acquisition price:

Preliminary Allocation at March 8, 2010
Assets (liabilities) acquired:
Cash	$403
Restricted cash	300
Other current assets	482
Property, plant and equipment	32,153
Goodwill	25,159
Line of credit	(550)
Other current liabilities	(1,927)
Debt	(23,925)
Other noncurrent liabilities	(5,222)

Fair value of common and preferred stock issued	$26,873

	Preliminary Value at March 8, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$25,644	$6.03
Series A Preferred	1,229	$7.77

Total	$26,873

Factors that contributed to a purchase price resulting in goodwill for the purchase of CIE’s assets included considerations that the combined company will have a larger owned production capacity upon which to pursue sales to large, petroleum-based customers seeking a consistent, high quality supply of biodiesel to meet the RFS requirements, will have centralized procurement, logistics management and production scheduling that will result in lower costs and improved results of operations, as compared to smaller, stand-alone biodiesel manufacturers. CIE’s assets are located near one of the largest biodiesel markets in the United States and the plant has multiple feedstock processing capabilities. The amortization of goodwill is not deductible for tax purposes.

Since all of REG Newton’s revenues for the period from February 26, 2010 through March 31, 2010 consisted entirely of contract manufacturing fees from REG Marketing, they were eliminated on a consolidated basis. The net loss generated by REG Newton from March 8, 2010 through March 31, 2010 included in the condensed consolidated statement of operations was $564.

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2009 and January 1, 2010, respectively:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Revenues	$21,101	$37,643
Net income (loss)	$(6,331)	$36

NOTE 7 — VARIABLE INTEREST ENTITIES

In June 2009, the FASB amended its guidance on accounting for VIEs through the issuance of ASU No. 2009-17. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative analysis to determine the PB of a VIE, requires continuous assessments of whether an enterprise is the PB of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for our Company on January 1, 2010 and was applied prospectively.

On January 1, 2010, the Company deconsolidated Blackhawk after performing a reassessment under this new guidance. Blackhawk had previously been consolidated due to the variable interests held by the Company. Variable interests in Blackhawk held by the Company as of January 1, 2010 included a subordinated convertible note, membership units, guaranty of indebtedness of up to $1,500, warrants and the MOSA. Although these financial arrangements resulted in the Company holding substantial variable interests in Blackhawk, they did not empower the Company to direct the activities that most significantly impact Blackhawk’s economic performance. Consequently, subsequent to this change in accounting policy, the Company deconsolidated Blackhawk.

The Company deconsolidated Blackhawk and accounted for its interests in Blackhawk using the fair value options available under ASC Topic 825, Financial Instruments. The following table represents the deconsolidating entries as of January 1, 2010:

	As Reported January 1, 2010	Adjusted	As Adopted
ASSETS
CURRENT ASSETS:
Cash	$5,855	$(206)	$5,649
Restricted cash	2,156	(2,002)	154
Current assets	29,691	1,098	30,789

Total current assets	37,702	(1,110)	36,592

Property, plant and equipment, net	124,429	(43,209)	81,220
Goodwill	16,080	—	16,080
Noncurrent assets	22,347	27,731	50,078

TOTAL ASSETS	$200,558	$(16,588)	$183,970

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit	$350	$(350)	$—
Current maturities of notes payable	2,756	(815)	1,941
Current liabilities	23,810	(1,144)	22,666

Total current liabilities	26,916	(2,309)	24,607
Notes payable	25,749	(23,630)	2,119
Other liabilities	25,902	(8,516)	17,386

Total liabilities	78,567	(34,455)	44,112

Redeemable preferred stock	149,122	—	149,122

EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock	2	—	2
Common stock - additional paid-in-capital	15,676	1,192	16,868
Warrants - additional paid-in-capital	4,619	—	4,619
Retained earnings (accumulated deficit)	(60,905)	30,152	(30,753)

Total stockholders’ equity (deficit)	(40,608)	31,344	(9,264)

Noncontrolling interests	13,477	(13,477)	—

Total equity (deficit)	(27,131)	17,867	(9,264)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$200,558	$(16,588)	$183,970

The Company has invested in five network plants owned by independent investment groups that the Company manages under Management and Operational Services Agreements (MOSA). Those companies are SoyMor Biodiesel, LLC, Western Iowa Energy, LLC, Western Dubuque Biodiesel, LLC, CIE and East Fork Biodiesel, LLC. See “Note 9 – Investments” for the investment amounts and the related condensed financial information of these investments. In addition, the Company has a seat on the board of two of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the PB and does not consolidate these VIE’s.

The Company has 50% ownership in 416 S. Bell, a joint venture where control is equally shared. The Company determined that neither of the partners in the joint venture has the power to direct the activities that most significantly impact the economic performance of the joint venture individually. As a result, the Company is not the PB and does not consolidate this VIE.

The carrying values and maximum exposure for all unconsolidated VIE’s as of March 31, 2010 are as follows:

Investment:	Investments	Maximum Exposure
SoyMor	$1,298	$1,310
WIE	580	706
WDB	2,081	2,082
EFB	400	400
416 S Bell	616	3,143

	$4,975	$7,641

NOTE 8 — INVENTORIES

Inventories consist of the following:

	December 31, 2009	March 31, 2010
Raw materials	$743	$3,972
Work in process	22	171
Finished goods	12,075	12,852

Total	$12,840	$16,995

NOTE 9 — INVESTMENTS

Investments consist of the following:

	December 31, 2009		March 31, 2010
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	9%	$1,354	9%	$1,298
WIE	2%	602	2%	580
WDB	8%	2,195	8%	2,081
416 S Bell	50%	598	50%	616
CIE*	4%	1,000
EFB	4%	400	4%	400

Total**		$6,149		$4,975

*	During the first quarter of 2010, the Company purchased Central Iowa Energy LLC (See Note 6 – Acquisitions). Through the preliminary purchase price allocation, the Company eliminated its investment in Central Iowa Energy.
**	The investments include a deferred tax asset of $677 fully offset by a valuation allowance.

The condensed financial information of equity investments is as follows:

	December 31, 2009	March 31, 2010
CONDENSED BALANCE SHEET:
Total current assets	$15,530	$12,038

Total noncurrent assets	$90,846	$89,288

Total current liabilities	$31,260	$31,704

Total noncurrent liabilities	$9,303	$6,703

CONDENSED STATEMENT OF OPERATIONS:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Sales	$5,214	$3,711
Costs of goods sold	(6,165)	(5,078)
Operating and other expenses	(1,402)	(1,528)

Net loss	$(2,353)	$(2,895)

NOTE 10 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2009	March, 31 2010
Accrued property taxes	$792	$589
Accrued employee compensation	858	1,028
Accrued interest	193	177
Unfavorable lease obligation, current portion	1,829	2,073
Other	525	266

Total	$4,197	$4,133

Other noncurrent liabilities consist of the following:

	December 31, 2009	March 31, 2010
Fair value of interest rate swap	$1,031	$1,009
Liability for unrecognized tax benefits	1,500	1,500
Deferred grant revenue	—	745
Deferred credit related to investment in Blackhawk	7,484	—

Total	$10,015	$3,254

As a result of the merger with Blackhawk on February 26, 2010, the Company recognized a deferred tax asset and an associated deferred credit related to excess taxable basis over book basis on its investment in Blackhawk. The Company reflected the related amounts on its consolidated balance sheet as of December 31, 2009 as the acquisition represented a recognizable subsequent event that will reverse in the foreseeable future. The deferred credit was reversed through retained earnings (accumulated deficit) as of March 31, 2010.

	December 31, 2009	March 31, 2010
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	—	(263)

Total unfavorable lease obligation	13,612	13,349
Current portion	(1,829)	(2,073)

	$11,783	$11,276

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit (expense) of $(57) and $263 for noncurrent liabilities is included in the cost of biodiesel sales for the three months ended March 31, 2009 and 2010, respectively.

Estimated amortization benefit as of March 31, 2010 for the fiscal year ending December 31 is as follows:

2010	$1,566
2011	2,025
2012	1,957
2013	1,161
2014	1,034
Thereafter	5,606

$13,349

NOTE 11 — BORROWINGS

The Company has financing through the Iowa Finance Authority in the form of an industrial development revenue bond. The bond bears interest at a variable rate determined by the remarketing agent (effective rate of 0.61% and 0.59% at December 31, 2009 and March 31, 2010, respectively). Interest is paid quarterly. Principal payments are due annually in installments of $330 through November 1, 2011, at which time the annual installment increases and remains at $340 through November 1, 2016. The bond is secured by the Company’s biodiesel production facility in Ralston, Iowa. The balance of this bond was $2,360 as of December 31, 2009 and March 31, 2010.

In February 2008, the Company obtained a revolving line of credit with an aggregate borrowing capacity of $28,000. The amount of availability under the line is capped based on qualifying accounts receivable and inventory of the Company, which also serve as collateral for the borrowings. Interest is accrued based on either the prime rate or LIBOR plus applicable spread as determined at the election of the Company at the time of borrowing. The line-of-credit expired on February 14, 2009 and was repaid in full.

In May 2008, the Company financed construction payables outstanding with a related party by issuing a short term note payable totaling $1,841. The note bears interest at a fixed rate of 6.25% to 7.25%. The note payable is due May 19, 2010 and is secured by the equity investment in the New Orleans construction project. The balance of the note as of December 31, 2009 and March 31, 2010 is $1,601 and $1,481, respectively. This note requires monthly principle payments of $40 plus interest with the remaining balance of the note due at maturity. See “Note 18 – Subsequent Events” for a description of terms of the extension of the note until May 19, 2011.

In October 2009, the Company entered into a financial assistance contract with Iowa Department of Economic Development (IDED) consisting of two separate loans. The first loan was for $50 and requires the Company to repay the loan over a period of 5 years with a fixed interest rate of 1.63%. As of December 31, 2009 and March 31, 2010, the balance of the loan was $48 and $47. The second loan is a conditional loan of $50 requiring the Company to add jobs at its Ames, Iowa location for a specific period of time. In the event that the Company does not meet the requirements for the conditional loan, a portion, or the entire amount, of the loan would be required to be repaid to IDED. As of December 31, 2009 and March 31, 2010, the balance of the loan was $50 and $50.

Additionally, notes payable includes term loans obtained in conjunction with the purchase of the Blackhawk biodiesel production facility located in Danville, Illinois (See “Note 5 – Blackhawk”). Amounts outstanding as of December 31, 2009 and March 31, 2010 of $24,445 require interest to be accrued based on 30 day LIBOR plus 400 basis points through December 31, 2009 and March 31, 2010, (effective rate at December 31, 2009 and March 31, 2010 of 4.23% and 4.23%, respectively). Monthly principal payments of $205 plus applicable interest were required beginning April 2009 with the remaining principal and interest due at maturity on November 3, 2011. Blackhawk paid the April 2009 payment timely as scheduled. On November 25, 2009, Blackhawk signed an amendment (Second Amendment) to the loan agreement to defer May through December principal payments. Additionally, the Second Amendment required monthly fixed payments of $135 plus interest to commence on January 1, 2010.

Blackhawk did not make the scheduled principal and interest payments as aforementioned. On February 26, 2010, Blackhawk entered into an amendment (Third Amendment) with the bank, which defers monthly principal payments until July 1, 2010. The Third Amendment also modified certain financial covenants contained in the Loan Agreement. The Company is subject to certain financial covenants beginning June 30, 2010. The debt is secured by all plant assets owned by REG Danville. REG Danville is required to make monthly interest payments.

In May 2008 Blackhawk entered into a pay-fixed/receive-variable interest rate swap agreement that effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $1,031 and $1,009 at December 31, 2009 and March 31, 2010, respectively, and is recorded in other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

REG Danville also has a revolving line-of-credit with an aggregate borrowing capacity of $5,000 which expired on December 31, 2009. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30 day LIBOR plus 300 basis points as determined at the election of REG Danville at the time of borrowing and is secured by all plant assets owned by REG Danville. Borrowings outstanding under the line-of-credit were $350 and $350 as of December 31, 2009 and March 31, 2010, respectively.

In July 2006, CIE entered into a financial assistance contract with the Iowa Department of Economic Development whereby CIE was awarded a $100 forgivable loan and a $300 non-interest bearing loan. CIE was obligated to create 28 full-time equivalent jobs, with 14 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5 which began in May 2008. In September 2009, CIE received a notice of default related to the contractual obligations. CIE only created 12 of the 14 jobs required and so pursuant to the terms of the loan agreement; CIE will be subject to certain repayment provisions. A total of $14 of the $100 forgivable loan will be repaid along with approximately $3 of interest penalty. These amounts were combined with the $205 balance of the non-interest bearing loan as of November 30, 2009 and will be repaid over the remaining loan term. On March 8, 2010, REG Newton assumed this obligation. As of March 31, 2010, REG Newton had balances of $86 and $201 outstanding for the forgivable loan and non-interest bearing loan, respectively.

In August 2007, CIE entered into an equipment capital lease with R&J Material Handling. The capital lease was for $115 (effective rate of 8.38% at March 31, 2010), requiring a monthly payment of $3 for three years with a final option payment of $12 for the purchase of the equipment. On March 8, 2010, REG Newton assumed this obligation. As of March 31, 2010, there was an outstanding balance of $31.

In March 2010, REG Newton obtained a revolving line-of-credit with an aggregate borrowing capacity of $2,350 which will expire on March 7, 2011. The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2010 of 5.00%). Borrowings outstanding under the line-of-credit were $550 as of March 31, 2010.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced the term debt. Amounts outstanding as of March 31, 2010 of $23,610 require interest to be accrued based on 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2010 of 5.00%). The debt is secured by all plant assets owned by REG Newton. The Company is subject to certain financial covenants commencing with the fiscal quarter ending December 31, 2010. REG Newton is required to make interest only payments on a monthly basis through September 2011. Beginning in October 2011, REG Newton will be required to make principal and interest payments until the maturity date of March 8, 2013.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of March 31, 2010 with exception to the REG Danville line-of-credit. REG Danville is in default of the agreement as the line-of-credit expired on December 31, 2009 and there remains a $350 outstanding balance. REG Danville is in the process of renegotiating the line of credit with the bank.

Maturities of the borrowings are as follows for the years ending March 31:

2011	$3,137
2012	24,077
2013	2,497
2014	21,505
2015	349
Thereafter	680

Total	52,245
Less: current portion	(3,137)

$49,108

See “Note 18 – Subsequent Events” for a description of subsequent events through the date the financial statements were issued, including additional borrowings.

NOTE 12 — STOCK-BASED COMPENSATION

Renewable Energy Group:

On July 31, 2006, the Holdco Board approved the 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan provides for 2,500,000 shares of Holdco Common Stock to be available for option grants. Option grants are awarded at the discretion of the board. Options expire ten years from the date of the grant. There are no performance conditions associated with the options.

The Holdco Common Stock options are generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The following table summarizes information about Holdco Common Stock options granted, exercised, forfeited, vested and exercisable:

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - December 31, 2009	2,208,552	$9.54	6.8 years
Forfeited	—

Options outstanding - March 31, 2010	2,208,552	$9.54	6.6 years

Options exercisable - March 31, 2010	2,182,609	$9.54	6.6 years

Twenty-five percent of the options issued to Holdco employees vested on the date of grant and the remaining options vest evenly on a monthly basis over the next three years. West Central board members were granted 110,000 options which vested 100% on the date of grant. Two Board Members were granted 25,000 options each which vest ratably by quarter over a three year term.

Subject to the terms of the stock incentive plan agreement, in the event of a change of control of the Company, the options become fully exercisable. In connection with a change of control, Holdco, at its discretion, may cancel options in exchange for a payment per share in cash of an amount equal to the excess, if any, of the change of control price per share over the exercise price of the option.

Stock-based compensation cost relating to stock options granted to Holdco employees, West Central board members and Board Members for the three months ended March 31, 2009, and 2010 were $891 and $36, respectively, and were included as a component of selling, general and administrative expenses.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

Holdco intends to issue new shares upon stock option exercises.

As of March 31, 2010, the Company had not assumed the options of Holdco. Holdco is currently considering cancellation of the outstanding options in connection with the change of control transaction described above. The Company is currently considering new equity based compensation for employees and other options holders.

Blackhawk:

Blackhawk had an equity-based compensation plan which provided for the issuance of options to purchase an aggregate of 650,000 units of Blackhawk to members of the Blackhawk board of managers, for the purpose of providing services to facilitate the construction and planned future operations of the plant. Options to purchase the entire 650,000 units were issued on June 30, 2006. The options are exercisable at a purchase price of $1.00 per unit at any time from and after the date on which the plant commences operations (vesting date) and will continue for a period of one year following such date, after which all such rights shall terminate. During December 2008, Blackhawk commenced operations and at that time the unit options were fully vested.

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

On February 26, 2010 as part of the Blackhawk Merger, each outstanding option of Blackhawk became warrants exercisable for the purchase of shares of Common Stock.

NOTE 13 — RELATED PARTY TRANSACTIONS

Summary of Related Party Transactions

		Three Months Ended March 31, 2009		Three Months Ended March 31, 2010
	Revenues - Biodiesel sales	$2,374	(a)	$1,380	(a)
	Revenues - Services	$102	(b)	$541	(b)
	Cost of goods sold - Biodiesel	$4,325	(c)	$23,117	(c)
	Cost of goods sold - Services	$—	(d)	$297	(d)
	Selling, general, and administrative expenses	$373	(e)	$384	(e)
	Other income	$202	(f)	$—	(f)
	Interest expense	$46	(g)	$81	(g)
	Interest revenue	$—	(h)	$180	(h)
	Purchase of property, plant, and equipment	$3,956	(i)	$15	(i)

(a)	Represents transactions with related parties as follows:
	West Central	$—		$2
	E D & F Man	2,369		1,378
	Network Plants	5		—

		$2,374		$1,380

(b)	Represents transactions with Network Plants
(c)	Represents transactions with related parties as follows:
	West Central	$4,188		$5,935
	Network plants	—		1,493
	Bunge	—		15,128
	GATX	—		561
	E D & F Man	137		—

		$4,325		$23,117

(d)	Represents transactions with related parties as follows:
	Todd & Sargent, Inc	$—		$6
	Network Plants	—		291

		$—		$297

(e)	Represents transactions with related parties as follows:
	West Central	$185		$46
	416 S. Bell, LLC	172		86
	Todd & Sargent, Inc.	10		24
	Bunge	—		200
	E D & F Man	6		28

		$373		$384

(f)	Represents transactions with E D & F Man
(g)	Represents transactions with related parties as follows:
	Todd & Sargent, Inc.	$28		$28
	West Central	18		45
	Bunge	—		8

		$46		$81

(h)	Represents transactions with Network Plants
(i)	Represents transactions with Todd & Sargent, Inc.

Summary of Related Party Balances

		As of December 31, 2009		As of March 31, 2010
	Accounts receivable	$3,311	(a)	$2,320	(a)
	Prepaid Inventory	$269	(b)	$—	(b)
	Accounts payable	$5,569	(c)	$6,365	(c)

(a)	Represents balances with related parties as follows:
	West Central	$123		$253
	Network Plants	1,065		154
	REG, LLC	983		983
	Bunge	24		—
	E D & F Man	1,116		930

		$3,311		$2,320

(b)	Represents balances with Bunge
(c)	Represents balances with related parties as follows:
	West Central	$2,951		$3,000
	Network Plants	2,293		15
	Todd & Sargent, Inc.	5		6
	Bunge	127		3,153
	E D & F Man	44		9
	GATX	149		182

		$5,569		$6,365

West Central Cooperative

The Company purchases once-refined soy oil from West Central. Purchases from West Central were $4,188 and $5,935 for the three months ended March 31, 2009 and 2010, respectively. The Company also made sales of biodiesel which totaled $0 and $2 for the three months ended March 31, 2009 and 2010, respectively.

West Central leases the land under the Company’s production facility at Ralston, Iowa to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $10 and $10 for the three months ended March 31, 2009 and 2010, respectively.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $175 and $36 for the three months ended March 31, 2009 and 2010, respectively.

In addition to the amounts above, the Company recorded $18 and $45 of interest expense for the three months ended March 31, 2009 and 2010, respectively.

Accounts receivable includes net balances due from West Central of $123 and $253 at December 31, 2009 and March 31, 2010, respectively. Accounts payable includes net balances due to West Central of $2,951 and $3,000 at December 31, 2009 and March 31, 2010, respectively.

Bunge North America

The Company purchases feedstocks for the production of biodiesel. Purchases from Bunge were $0 and $15,128 for the three months ended March 31, 2009 and 2010, respectively.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The agreement is a three-year term and either party has the ability to cancel the agreement after the term ends. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $120 for the three months ended March 31, 2010. The Company incurred $8 in interest expense for the three months end March 31, 2010, related to the purchase and resale of biodiesel. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. The Company incurred $80 in incentive fees for the three months ended March 31, 2010.

The Company has accounts receivable due from Bunge of $24 and $0 as of December 31, 2009 and March 31, 2010, respectively. The Company has prepaid inventory balance of $269 and $0 as of December 31, 2009 and March 31, 2010, respectively. The Company has accounts payable due to Bunge of $127 and $3,153 as of December 31, 2009 and March 31, 2010, respectively.

E D & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s then wholly owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. For the three months ended March 31, 2009 and 2010, fees of $6 and $28, respectively, were paid according to the agreement. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party. The Company also has entered into a master terminal lease agreement and several leases for terminals with another wholly-owned subsidiary of E D & F, Westway Terminal Company, Inc. These leases have terms ranging from one month to four years. The Company leased two terminals for aggregate fees of $137 and $0 during the three months ended March 31, 2009 and 2010, respectively. Additionally, the Company received $202 and $0 in terminal lease revenue from Westway during the three months ended March 31, 2009 and 2010, respectively, related to its terminal facility located in Stockton, California. In July 2009, the Company sold the Stockton terminal facility to Westway for $3.0 million in cash.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Revenues on biodiesel from this toll agreement and from other biodiesel sales were $1,017 and $1,378 for the three months ended March 31, 2009 and 2010, respectively. Additionally, revenues from raw material sales totaled $1,352 and $0 for the three months ended March 31, 2009 and 2010, respectively.

The Company had accounts receivable due from E D & F Man of $1,116 and $930 as of December 31, 2009 and March 31, 2010, respectively. The Company had accounts payable due to E D & F Man of $44 and $9 as of December 31, 2009 and March 31, 2010, respectively.

Todd & Sargent, Inc.

Todd & Sargent, Inc. (T&S), an affiliate of a shareholder, or affiliates of T&S serve as the primary subcontractors of the biodiesel facilities engineered and constructed by the Company. T&S also provided certain accounting and administrative functions for construction related activities. T&S-related cost of goods sold-services were $0 and $6 for the three months ended March 31, 2009, and 2010, respectively. Selling, general, and administrative expenses relating to T&S were $10 and $24 during the three months ended March 31, 2009 and 2010, respectively. The Company incurred $28 and $28 in interest expense on a note payable for the three months ended March 31, 2009 and 2010, respectively.

The Company had accounts payable due to T&S (or affiliates of T&S) of $5 and $6 at December 31, 2009 and March 31, 2010, respectively. Additions to property, plant and equipment included $3,956 and $15 of billings from T&S for the three months ended March 31, 2009 and 2010, respectively.

Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plants pay a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. Total related party management service revenues recognized by the Company related to investees were $102 and $541 for the three months ended March 31, 2009 and 2010, respectively. Additionally, revenues from biodiesel sales totaled $5 and $0 for the three months ended March 31, 2009 and 2010, respectively. The Company also incurred fees related to the production of biodiesel in the amount of $1,493 for the three months ended March 31, 2010. Total related party service cost of goods sold recognized by the Company was $291 for the three months ended March 31, 2010. This related to Company employees leased by a Network Plant. Interest revenue was $180 for the three months ended March 31, 2010 relating to the subordinated debt between the Company and a Network Plant.

The Company had accounts receivable due from the Network Plants of $1,065 and $154 at December 31, 2009 and March 31, 2010, respectively. The Company had accounts payable due to the Network Plants of $2,293 and $15 at December 31, 2009 and March 31, 2010, respectively.

GATX

In August 2009, the Company entered into a settlement agreement with GATX Financial Corporation regarding certain rail cars leased by the Company. The agreement provided for a cash payment by the Company of $1.3 million and the issuance of 250,000 shares of Common Stock in exchange for the satisfaction of accrued rents owed by the Company and a modification of future rent obligations.

Transactions with GATX subsequent to August 2009 are disclosed herein, which corresponds to the date GATX became a stockholder of the Company. The Company has a master lease agreement and several leases for railroad cars. These leases range from five to ten years. For the three months ended March 31, 2010, fees of $561 were paid.

The Company has accounts payable due to GATX of $149 and $182 as of December 31, 2009 and March 31, 2010, respectively.

REG, LLC

As of December 31, 2009 and March 31, 2010, REG, LLC had not transferred certain assets acquired to the Company. The Company had accounts receivable due from REG, LLC of $983 and $983 at December 31, 2009 and March 31, 2010, respectively.

416 S. Bell, LLC

The Company rents a building for administrative uses under an operating lease from 416 S. Bell, LLC. Rent payments made under this lease totaled $172 and $86 for the three months ended March 31, 2009 and 2010, respectively.

NOTE 14 — DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposure to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As of March 31, 2010, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of March 31, 2010, the Company had 286 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $24,445 as of March 31, 2010.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of March 31, 2010, the REG Danville posted $2,330 of collateral associated with its commodity-based derivatives with a net liability position of $740.

The Company’s Preferred Stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$4,104
Interest rate swap			Other liabilities	1,031
Commodity derivatives	Prepaid expenses and other assets	$47	Prepaid expenses and other assets	300

Total derivatives		$47		$5,435

	As of March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$53,552
Interest rate swap			Other liabilities	1,009
Commodity derivatives	Prepaid expenses and other assets	$57	Prepaid expenses and other assets	797

Total derivatives		$57		$55,358

		Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Chage in fair value of preferred stock conversion feature embedded derivatives	$799	$—
Interest rate swap	Change in fair value of interest rate swap	(13)	72
Commodity derivatives	Cost of goods sold - Biodiesel	473	(206)

Total		$1,259	$(134)

NOTE 15 — FAIR VALUE MEASUREMENT

ASC Topic 820 establishes a framework for measuring fair value in GAAP and expands disclosures about fair market value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

A summary of assets (liabilities) measured at fair value as of December 31, 2009 and March 31, 2010 is as follows:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(4,104)	$—	$—	$(4,104)
Interest rate swap	$(1,031)	—	(1,031)	—
Commodity derivatives	$(253)	—	(253)	—

	$(5,388)	$—	$(1,284)	$(4,104)

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(53,552)	$—	$—	$(53,552)
Interest rate swap	$(1,009)	—	(1,009)	—
Commodity derivatives	$(740)	11	(751)	—

	$(55,301)	$11	$(1,760)	$(53,552)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010.

	Preferred Stock Embedded Derivatives	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Ending balance - December 31, 2008	$(1,765)	$—	$—
Total unrealized gains (losses)	799	—	—
Purchases and issuances	—	—	—

Ending balance - March 31, 2009	$(966)	$—	$—

Ending balance - December 31, 2009	$(4,104)	$—	$—
Total unrealized gains (losses)	—	—	—
Deconsolidation of Blackhawk	—	24,298	3,678
Purchases and issuances	(49,448)	—	291
Purchase accounting consolidation	—	(24,298)	(3,969)

Ending balance - March 31, 2010	$(53,552)	$—	$—

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

Commodity derivatives: The fair value of commodity derivative instruments is recorded in prepaid expenses and other current assets at December 31, 2009 and March 31, 2010. The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options, and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market is reflected in Level 1. Contracts whose fair value is determined based on quoted prices of similar contracts in over-the-counter markets are reflected in Level 2.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2009 and March 31, 2010:

	December 31, 2009		March 31, 2010
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Assets:
Restricted cash	$2,156	$2,156	$2,458	$2,458
Financial Liabilities:
Notes payable and lines of credit	(28,855)	(29,124)	(53,145)	(53,177)

NOTE 16 — OPERATING SEGMENTS

The Company reports its operating segments based on services provided to customers, which includes Biodiesel, Services and Corporate and Other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the operating segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oil and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resales of biodiesel produced by third parties. Revenue is derived from the sale of the processed biodiesel, related byproducts and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment which manages the construction of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by operating segment for the results of operations for the three months ended March 31, 2009 and March 31, 2010 and as of December 31, 2009 and March 31, 2010:

	March 31, 2009	March 31, 2010
Net sales:
Biodiesel	$18,016	$36,627
Services	2,847	1,648
Intersegment revenues	(1,899)	(786)

	$18,964	$37,489

Loss before income taxes and loss from equity investments:
Biodiesel	$(2,431)	$1,803
Services	415	447
Corporate and other (a)	(3,103)	(5,282)

	$(5,119)	$(3,032)

Depreciation and amortization expense, net:
Biodiesel	$1,273	$925

Purchases of property, plant, and equipment:
Biodiesel	$5,289	$61

	December 31, 2009	March 31, 2010
Goodwill:
Biodiesel	$—	$65,092
Services	16,080	16,080

	$16,080	$81,172

Assets:
Biodiesel	$147,807	$261,375
Services	17,829	16,080
Corporate and other (b)	34,922	29,878

	$200,558	$307,333

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of December 31, 2009 and March 31, 2010, there was $86 and $80, respectively, in incentive fees due to Bunge.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 18 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

On April 9, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to Seneca Landlord, LLC (Landlord), a wholly owned subsidiary of Holdco, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). Pursuant to the Nova Asset Purchase Agreement, Landlord agreed to acquire substantially all of the assets of Nova Seneca and Nova Technologies, including all patents and intellectual property rights to Nova’s process technology (the Seneca Assets). As consideration for the Seneca Assets, Landlord assumed the existing term debt of approximately $36,250, held by WestLB, AG, and paid a portion of the closing costs for the transaction.

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

At closing of the Nova Asset Purchase Agreement, Holdco sold all of its equity interest in Landlord to Seneca Biodiesel Holdco, LLC (Seneca Holdco), which is owned by Bunge North America, Inc., USRG HoldcoV, LLC and West Central, three of the Company’s stockholders. In exchange, the Company received a commitment from Seneca Holdco to invest $4,000 in Landlord at closing to pay for repairs to the Seneca biodiesel production facility (Seneca Facility). Landlord will lease the Seneca Facility to REG Seneca, LLC (REG Seneca), an indirect wholly owned subsidiary of the Company, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Seneca Landlord a $600 per year fee (Fee), payable $150 per quarter, which is guaranteed by the Company. Seneca Holdco has a put to the Company of the Seneca Landlord equity interests after one year, April 8, 2011, provided the Company has a minimum excess net working capital (as defined) of 1.5 times the put/call price. The Company also has a call option of the Seneca Landlord equity interests. The put/call price is the greater of three times the initial investment or 35% internal rate of return. The Fee and distributions in the first three years are credited to the put/call price. At the time the put or call is exercised, the Company will issue 150,000 shares of Common Stock to Seneca Holdco.

REG Services Group, LLC (REG Services), an indirect wholly owned subsidiary of the Company, will manage REG Seneca pursuant to a MOSA. The Company granted an option to purchase substantial amounts of glycerin produced at the Company’s biodiesel facilities to one of the Seneca Holdco investors and the Company agreed with another of the Seneca Holdco investors to purchase a substantial amount of corn oil for use at the Seneca Facility or other Company facilities. REG Construction & Technology Group, LLC, a wholly owned subsidiary of the Company, and Landlord entered into a construction management agreement to manage the upgrades to the Seneca Facility.

On April 9, 2010, REG Marketing & Logistics Group, LLC and REG Services, together with the Company as guarantor, (the WestLB Loan Parties) entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the WestLB Revolver is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the WestLB Revolver are limited to the amount of certain qualifying assets of the WestLB Loan Parties that secure amounts borrowed. The WestLB Revolver requires the WestLB Loan Parties to maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for base rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. As of the date of the financial statements, no amounts were outstanding under the WestLB Revolver.

The WestLB Revolver is secured by assets and ownership interests of the WestLB Loan Parties. In connection with the West LB Revolver, the Company issued 500,000 shares of Common Stock to WestLB and guarantees the outstanding obligations of the loan.

On May 1, 2010, the Company amended its lease of a terminal facility in Houston, Texas. The amended agreement is through December 2021 and reduces the monthly lease payment. For the year ending December 31, 2010, the payment is reduced from $515 to $165. For the year ending December 31, 2011, the monthly lease payment will increase on a quarterly basis throughout the year resulting in monthly lease payments of $215, $275, $350 and $450. From January 1, 2012, and continuing thereafter, the monthly lease payment will be $515, subject to escalation, on an annual basis, utilizing the producer price index.

On May 4, 2010, the Company amended its short term note payable relating to the construction payables. The amendment provided for a one time principle payment of $320 upon amendment and extended the maturity to May 19, 2011. The note will continue to bear interest at a fixed rate of 7.25%. The amendment requires monthly principle payments of $50 plus interest beginning on May 31, 2010 with the remaining balance of the note due at maturity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding Renewable Energy Group, Inc., or we or the Company, that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward looking statements include, but are not limited to, statements about costs or difficulties related to the integration of the businesses of REG Intermediate Holdco, Inc, or Holdco, Central Iowa Energy, LLC or Blackhawk Biofuels, LLC, or Blackhawk; anticipated production facilities, including expected locations, completion date, production capacity, diversified feedstock capability, capital expenditures, and the ratio of debt and equity financing; existing or proposed legislation affecting the biodiesel industry; facilities under development progressing to the construction and operational stages; the market for biodiesel and potential biodiesel consumers; expectations regarding expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and anticipated trends and challenges in our business and the biodiesel market. These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report.

We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

As of March 31, 2010, we owned four biodiesel production facilities: a 12 million gallon per year, or mmgy, facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, a 45 mmgy facility in Danville, Illinois and a 30 mmgy facility in Newton, Iowa. In addition to these four plants, we began construction of two 60 mmgy production capacity facilities in 2007, one in New Orleans, Louisiana and the other in Emporia, Kansas. We halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facility. We intend to continue to pursue a variety of options with respect to financing the completion of construction of these two facilities. In addition, we operate five biodiesel production facilities owned by third parties, for which we manage facility operations and provide input procurement, quality control, marketing and distribution, logistics and risk management services. We also provide new biodiesel facility construction management services to third parties.

Recent Developments

Prior to February 26, 2010, the “Company,” “we” “us” “our” and similar references refers to the business, results of operation and cash flows of Holdco, formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. For the period from February 26, 2010 to March 31, 2010, such references refer to the business, results of operation and cash flows of Renewable Energy Group, Inc., formerly, REG Newco, Inc., and its consolidated subsidiaries, including Holdco, REG Danville, LLC, or REG Danville, and REG Newton, LLC or REG Newton.

On February 26, 2010, we acquired Blackhawk, referred to as the Blackhawk Merger, and Holdco, referred to as the Holdco Merger. Subsequent to the Blackhawk Merger, Blackhawk changed its name to REG Danville. On March 8, 2010, one of our wholly owned subsidiaries, REG Newton, acquired substantially all of the assets and liabilities of Central Iowa Energy, LLC, or CIE, which is referred to as the CIE Asset Acquisition.

In connection with these transactions, we agreed to issue 30,043,005 shares of our Common Stock, $0.0001 par value per share, or the Common Stock, and 13,461,539 shares of our Series A Preferred Stock, $0.0001 par value per share, or the Series A Preferred Stock including shares issued to one of our subsidiaries relating to our ownership interest in CIE. For additional information regarding these transactions, see “Note 6 – Acquisitions” to our consolidated financial statements.

On April 9, 2010, we closed a transaction in which our wholly-owned subsidiary REG Seneca, LLC, or REG Seneca, agreed to lease and operate a 60 mmgy biodiesel production facility located in Seneca, Illinois and certain related assets. For additional information regarding this transaction, the Seneca Transaction, see “Note 18 – Subsequent Events” to our consolidated financial statements.

The Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provided a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 and as of the date the financial statements, had not be reenacted. As a result, our sales for 2010 are almost entirely B100. During April 2010, we stopped producing biodiesel at our Newton facility and our Ralston facility due to reduced demand for biodiesel because of the lack of reinstatement of the blender’s tax credit. At the end of April, our Newton facility began production under tolling arrangements with us.

Segments

We derive revenue from two reportable business segments: Biodiesel and Services.

Biodiesel Segment

Our Biodiesel segment includes:

•	our operations of our wholly-owned biodiesel production facilities, currently consisting of production facilities located in:

•	Ralston, Iowa

•	Houston, Texas

•	as of February 26, 2010, Danville, Illinois and

•	as of March 8, 2010, Newton, Iowa;

•	purchases and resales of biodiesel produced by third parties;

•	toll manufacturing activities we service for third parties; and

•	our sales of biodiesel produced under toll manufacturing arrangements with network facilities.

Our Houston facility currently operates under a tolling agreement with ED&F Man Holdings BV. Under the tolling agreement, ED&F Man procures feedstocks that the Houston facility processes into biodiesel for a fixed fee.

We derive a small portion of our revenues from the sale of glycerin and fatty acids, which are co-products of the biodiesel production process. In 2009, our revenues from the sale of glycerin and fatty acids were less than one percent of its total Biodiesel segment revenues.

Services Segment

Our Services segment includes:

•	biodiesel facility management and operational services, whereby we provide day-to-day management and operational services to biodiesel production facilities; and

•	construction management services, whereby we act as the construction manager and general contractor for the construction of biodiesel production facilities.

Our facility operations management services provided to owners of biodiesel production facilities involve a broad range of activities. Under our Management Operations Services Agreement, or MOSA, that we enter into with a facility owner, we typically receive a monthly fee based on gallons of biodiesel produced or marketed and we are eligible for a bonus based on the facility’s net income. Our MOSAs generally have a three-year or five-year term. We do not recognize revenue from the sale of biodiesel produced at managed facilities, which we sells for the account of the member-owner as we act as an agent for these transactions. In 2009, we provided notice to five network facilities, including CIE, that we would be terminating our services under the MOSAs twelve months from the date notice was provided as permitted by the MOSAs. We intend to renegotiate MOSAs with these facilities and will be seeking a higher management fee payable to REG. However, there is no assurance the facilities will agree to the terms we intend to propose. We are aware of one facility that does not plan to renew the MOSA. Our revenues in 2009 derived from its MOSAs were $1.6 million.

Our construction management services primarily include assistance with pre-construction planning, such as site selection and permitting, facility and process design and engineering, engagement of subcontractors to perform all construction activity and to supply all biodiesel processing equipment, and project management services. Because we do not have internal construction capabilities and do not manufacture biodiesel processing equipment, we rely on our prime subcontractors, Todd & Sargent and its joint venture with the Weitz Company, TSW, to fulfill the bulk of our obligations to our customers. Payments to these prime subcontractors represent most of the costs of goods sold for our Services segment.

Demand for our construction management and facility operations services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the current economic climate, overcapacity in the biodiesel industry and reduced demand for biodiesel, REG did not receive any new orders for new facility construction services in 2009 or the first quarter of 2010. During the first quarter of 2009, REG was engaged to upgrade the facility in Danville, Illinois. This revenue was eliminated for financial reporting purposes, in 2009, as a result of our previous consolidation of Blackhawk’s financial statements – see “Note 5 – Blackhawk” to our consolidated financial statements. We anticipate revenues derived from construction management services will be minimal in future periods until conditions in the biodiesel industry improve.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned facilities, including transportation, storage and insurance costs to the extent paid for by our customers;

•	fees from toll manufacturing arrangements with ED&F Man at our Houston facility;

•	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biodiesel acquired from others;

•	sales of glycerin, and other co-products of the biodiesel production process; and

•

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit now expired, which we received directly when we sold our biodiesel blended with petroleum diesel, primarily as B99, a one percent petroleum diesel mix with biodiesel, rather than in pure form or B100.

We derive revenues in its Services segment from the following sources:

•

fees received from member-owned facilities in our network for operations management services that we provide for biodiesel production facilities, typically based on production rates and profitability of the member-owned facility; and

•	amounts received from third parties for services performed by us in our role as general contractor and construction manager for biodiesel production facilities.

Cost of goods sold for our Biodiesel segment includes:

•

with respect to our wholly-owned production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, facility leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

•

with respect to biodiesel acquired from third parties produced under toll manufacturing arrangements, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, and toll processing fees paid to the facility producing the biodiesel;

•	changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products; and

•	the purchase price of finished biodiesel acquired from third parties on the spot market, and related expenses for transportation, storage, insurance, labor and other indirect expenses.

Cost of goods sold for our Services segment includes:

•

our facility management and operations activities, primarily salary expenses for the services of management employees for each facility and others who provide procurement, marketing and various administrative functions; and

•

our construction management services activities, primarily our payments to subcontractors constructing the production facility and providing the biodiesel processing equipment, and, to a much lesser extent, salaries and related expenses for our employees involved in the construction process.

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa headquarters.

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A Preferred Stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income, and the impairment of investments we made in biodiesel plants owned by third parties.

Accounting for Investments

                 REG uses the equity method of accounting to account for the operating results of entities over which REG has significant influence. REG uses the equity method to account for REG’s minority equity interests in three companies as a result of REG’s significant operational influence due to REG’s management of biodiesel operations at these member-owned facilities and in some cases the participation of one of REG’s employees on each member-owned facility’s board of directors. These entities include SoyMor Biodiesel, LLC, Western Dubuque Biodiesel, LLC and Western Iowa Energy, LLC. REG expects to use the equity method to account for REG’s equity interests in all entities with which REG executes a MOSA and has board participation. Additionally, REG uses the equity method of accounting to account for the operating results of 416 S Bell, LLC. Under the equity method, REG recognizes its proportionate share of the net income (loss) of each entity in the line item “Income from equity method investees.”

The Company uses the cost method of accounting to account for its investment in one member plant, East Fork Biodiesel, LLC. Because REG does not have the ability to influence the operating and financial decisions of the company and does not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. There was no impairment recorded during the three month periods ended March 31, 2009 and 2010.

In June 2009, the Financial Accounting Standards Board, or “FASB”, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, the Company evaluated each investment and determined we do not hold a controlling interest in any of our investments in network plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIE’s. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for more information.

For additional information with regards to prior accounting treatment for now acquired investments including Blackhawk and CIE, please see “Note 5 – Blackhawk”, “Note 6 – Acquisitions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks. However, the extent to which we engage in risk management activities varies substantially from time to time, depending on market conditions and other factors. Adverse price movements for these commodity products directly affect our operating results. As a result of our recent acquisitions, our exposure to these risks has increased. In addition to our expertise in managing risks related to biodiesel production, we receive input from others with risk management expertise and utilize research conducted by outside firms to provide additional market information in forming our risk management strategies.

We manage feedstock supply risks related to biodiesel production in a number of ways, including through long-term supply contracts with soybean processors. All of the feedstock requirements for our Ralston facility, REG Ralston, LLC, or REG Ralston, are supplied under a three year agreement with West Central Cooperative, or West Central. West Central has notified REG that it intends to terminate the current agreement with REG Ralston as it expires, but the Company expects to renegotiate similar terms with West Central. We have also entered into feedstock supply agreements with Bunge North America, Inc., or Bunge, for the facilities we are constructing in New Orleans, Louisiana and Emporia, Kansas, and we expect that committed amounts under these agreements will satisfy approximately 60% of our feedstock requirements at these facilities when construction is completed and they become fully operational. The purchase price for soybean oil under all three of these agreements is indexed to prevailing Chicago Board of Trade, or (CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

We also use animal fat as a feedstock to produce biodiesel. We have increased our use of animal fat as a result of the tolling arrangements with plants with animal fat processing capabilities and the acquisition of REG Danville and REG Newton. The Company also purchases a significant volume of animal fat to supply our network facilities. We utilize several varieties of animal fat, including but not limited to poultry fat, choice white grease, tallow and yellow grease. We manage animal fat supply risks related to biodiesel production through supply contracts with animal fat suppliers/producers. There is no established futures market for animal fat. The purchase price for animal fat is generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet. Our limited efforts to hedge against changing animal fat prices, have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as animal fats, making risk management for these feedstocks challenging.

Our ability to mitigate our risk of falling biodiesel prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biodiesel futures. Our efforts to hedge against falling biodiesel prices, which have been relatively limited to date, generally involve entering into futures contracts and options on other commodity products, such as diesel fuel and heating oil. However, these products do not always experience the same price movements as biodiesel. Changes in the value of these futures or options instruments are recognized in current income.

See “Critical Accounting Policies—Derivative Instruments and Hedging Activities”.

We also advise the board of directors of our network facilities regarding risk mitigation and hedging strategies, although executed transactions are effected solely for the account of the network facility.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue recognition.

We recognize revenues from the following sources:

•	the sale of biodiesel and its co-products—both purchased and produced by us at owned manufacturing facilities and through tolling arrangements with network plants;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees from construction and project management; and

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities.

Biodiesel sales revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured, and the sale of product giving rise to the incentive has been recognized.

Historically, we have provided consulting and construction services under turnkey contracts. These jobs require design and engineering effort for a specific customer purchasing a unique facility. We record revenue on these fixed-price contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. The total contract price includes the original contract plus any executed change orders only when the amounts have been received or awarded.

Contract cost includes all direct labor and benefits, materials unique to or installed in the project and subcontract costs. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. We routinely review estimates related to contracts and reflects revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we would recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

Changes relating to executed change orders, job performance, construction efficiency, weather conditions, and other factors affecting estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

Billings in excess of costs and estimated earnings on uncompleted contracts represents amounts billed to customers prior to providing related construction services.

Fees for managing ongoing operations of third party plants, marketing biodiesel produced by third party plants, and from other services are recognized as services are provided. We also have performance-based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectability is reasonably assured.

We act as a sales agent for certain third parties and recognize revenues on a net basis in accordance with ASC Topic 605-45, “Revenue Recognition”.

                 Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset. There was no impairment recorded during the three month periods ended March 31, 2009 and 2010.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other”, we review the carrying value of goodwill for impairment annually or when we believe impairment indicators exist. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. There was no impairment recorded in the periods presented.

Income taxes. We recognize deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established if necessary to reduce deferred tax assets to amounts expected to be realized.

Prior to the Blackhawk Merger, Blackhawk was treated as a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, its earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes was included in our consolidated financial statements aside from its pro-rata share determined based on its ownership interest for the year ending December 31, 2009 and the period ending February 26, 2010 prior to acquisition.

We utilize the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. On December 31, 2009, we determined that it is unlikely that the assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At March 31, 2010, we had net deferred income tax assets of approximately $35.2 million with a full valuation allowance of $33.7 million which resulted in a net deferred tax asset of $1.5 million which is offset by an accrued liability for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves. As of March 31, 2010, the Company had a net deferred tax liability of $1.5 million relating to uncertain tax benefits.

Derivatives instruments and hedging activities. The Financial Accounting Standards Board issued ASC Topic 815-40, “Derivatives and Hedging” or ASC 815-40. ASC 815-40 established accounting and reporting standards for derivative instruments and required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. REG utilizes options and futures contracts to hedge feedstock purchases and biodiesel sales contracts. The Company has designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Additionally, REG has entered into an interest rate swap with the objective of managing risk caused by fluctuations in market interest rate risks associated with the REG Danville construction loan. Unrealized gains and losses on the options and futures contracts are therefore recognized as a component of Biodiesel cost of goods sold, and are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income or expense, net.

Consolidations. As of the date of the financial statements, the Company was still in the process of determining the acquisition price of Blackhawk and CIE. For the Blackhawk Merger and CIE Asset Purchase agreement, the actual allocation of the recorded amounts of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed will be based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. The Company will also determine the actual and final amount of goodwill, if any, that will be recorded. The goodwill currently recorded is $39.9 million and $25.2 million for REG Danville and REG Newton, respectively.

Valuation of Preferred Stock Embedded Derivatives. The terms of the Series A Preferred Stock provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815-40, REG is required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A Preferred Stock, see “Note 4 – Redeemable Preferred Stock” to our consolidated financial statements.

We have determined that the conversion feature of Series A Preferred Stock is an embedded derivative because the redemption feature allows the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock, which effectively provides the holders of the Series A Preferred Stock with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is a considered more akin to a debt instrument than equity.

Accordingly, upon issuance of Series A Preferred Stock, we recorded a liability representing the estimated fair value of the right of preferred holders to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded as Other Income in our statements of operations.

We use the option pricing method to value the embedded derivative. We use the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in the Series A Preferred Stock. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of our equity, the expected conversion date, an appropriate risk-free interest rate, and the estimated fair value of our equity. The expected volatility of our equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as us. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of our equity is discussed below in the “Valuation of the Company’s Equity.”

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	December 31, 2009	February 26, 2010	March 31, 2010
Expected volatility	50.00%	40.00%	40.00%
Risk-free rate	0.89%	4.40%	4.40%

The estimated fair values of the conversion feature embedded of Series A Preferred Stock are recorded as derivative liabilities. The derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of Series A Preferred Stock embedded derivative. The effects of interactions between the embedded derivatives of Series A Preferred Stock are calculated and accounted for in arriving at the overall fair value of the financial instruments. The impact of the change in the value of the embedded derivative is not included in the determination of taxable income.

Preferred Stock Accretion. Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the Holdco preferred stock would become redeemable, the Company commenced accretion of the carrying value of the Holdco preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the Holdco preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the Holdco preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities”.

On February 26, 2010, the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus dividends using the effective interest method. This determination was based upon the current state of the public equity markets which is restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability.

Accretion of $9.4 million and $11.1 million has been recognized as a reduction to income available to Common Stockholders in accordance with paragraph 15 of ASC 480-10-S99 for the three months ended March 31, 2009 and 2010, respectively.

Valuation of the Company’s Equity. The Company considered three generally accepted valuation approaches to estimate the fair value of our aggregate equity: the income approach, the market approach, and the cost approach. Ultimately, the estimated fair value of our aggregate equity is developed using the Income Approach—Discounted Cash Flow, or DCF, method. The value derived using this approach is supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates, and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry, and company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in our debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of our publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on our publicly traded industry peers. Our cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the bio-fuel industry relative to the market as a whole, an equity risk premium, and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in our DCF model are as follows:

	December 31, 2009	February 26, 2010	March 31, 2010
Discount rate	13.00%	15.00%	15.00%

        Valuations derived from this model are subject to ongoing internal and external verification and review. Selection of inputs involves management’s judgment and may impact net income. This analysis is done on a regular basis and takes into account factors that have changed from the time of the last Common Stock issuance. Other factors affecting our assessment of price include recent purchases or sales of Common Stock, if available.

Stock based compensation. Holdco maintains a stock-based compensation program for employees and directors under the 2006 Stock Option Plan, or the Plan. The Plan was approved by the Holdco Board of Directors, or Holdco Board, on July 31, 2006. Holdco accounts for the plan according to the requirements of ASC Topic 718, “Stock Compensation”, or ASC 718, and uses the Black-Scholes option pricing model to determine the fair value of the stock-based awards. If any of the assumptions under the Black-Scholes option pricing model change significantly, stock based compensation expense, from additional grants, may differ materially in the future from that recorded in the current period.

The calculation of stock-based compensation expense involves complex and subjective assumptions, including the Company’s stock price volatility, expected term of the option grant, dividend yield and the applicable risk free interest rate. For purposes of the calculation, the expected stock-price volatility used was based on the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities, a comparison that we deemed reasonable. The expected term of the options represents the estimated period of time until exercise and is based on the simplified method prescribed in the ASC 718, which is the average of the vesting and the contractual life of the option. Based on our limited operating history, management considers the option term, as calculated in accordance with ASC 718, as reasonable and expects to update such expected term upon the development of actual historical results. The fair value of the Holdco Common Stock was based on the third party transactions with Holdco Common Stock. Holdco has not paid dividends on Holdco Common Stock and Holdco does not expect to pay dividends during the option term.

As of March 31, 2010, the Company had not assumed the options of Holdco. Holdco is currently considering cancellation of the outstanding options in connection with the change of control transaction described above. The Company is currently considering new equity based compensation for employees and other options holders.

Total stock-based compensation expense during the three months ended March 31, 2010 and 2009 was $36,000 and $891,000, respectively.

Results of Operations

Three months ended March 31, 2010 and three months ended March 31, 2009

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2009	2010
Revenues
Biodiesel	$15,367	$32,975
Biodiesel government incentives	2,649	3,652

Total Biodiesel	18,016	36,627
Services	948	862

Total	18,964	37,489

Cost of Goods Sold
Biodiesel	20,447	34,824
Services	533	415

Total	20,980	35,239

Gross Profit (Loss)	(2,016)	2,250
Selling, General and Administrative Expenses	5,073	5,227

Operating Loss	(7,089)	(2,977)

Other Income (Expenses)	1,970	(55)
Income Tax Benefit	1,183	6,328
Loss from Equity Investments	(238)	(215)

Net Loss	(4,174)	3,081
Net loss attributable to non-controlling interests	2,951	—

Net Income (Loss) Attributable to the Company	(1,223)	3,081
Effects of Recapitalization	—	8,521
Less - Accretion of Preferred Stock to Redemption Value	(9,366)	(11,068)

Net Loss Attributable to the Company’s Common Shareholders	$(10,589)	$534

During first quarter 2009, Blackhawk was consolidated in our financial results. During first quarter 2010, Blackhawk was excluded from our financial results until the date of the Blackhawk Merger, February 26, 2010. After February 26, 2010, Blackhawk was included in our financial results. See “Note 5 – Blackhawk” and “Note 7 – Variable Interest Entities” on the consolidated financial statements for additional information relating to the Blackhawk consolidation.

Revenues. Our total revenues for the three months ended March 31, 2010 increased $18.5 million, or 98%, to $37.5 million from $19.0 million for the three months ended March 31, 2009. This increase was due to an increase in biodiesel revenues, offset by a small decrease in service revenues, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $18.6 million, or 103%, to $36.6 million during the three months ended March 31, 2010 from $18.0 million for the three months ended March 31, 2009. This increase in biodiesel revenues was due to an increase in both gallons sold and selling price. Reflecting higher energy prices in 2010, our average B100 sales price increased $0.65, or 27%, to $3.00 during the first quarter of 2010, compared to $2.35 during the first quarter of 2009. The following table summarized the gallons sold (in millions):

	Three Months Ending March 31, 2009	Three Months Ending March 31, 2010
REG Ralston	3.1	2.4
Tolling Arrangements with Newton facility	0.3	1.9
Tolling Arrangements with Danville facility	—	3.0
Blackhawk	0.7	—
Third Party Purchases	0.4	0.4
REG Houston	1.9	—

Gallons Sold	6.4	7.7
Houston Gallons Tolled for Others	2.4	1.3

Total Gallons Sold	8.8	9.0

Gallons sold increased 21% from 6.4 million gallons during first quarter 2009 to 7.7 million gallons during the first quarter 2010, excluding gallons under tolling arrangements at our Houston facility. The increase in gallons sold was primarily the result of finished biodiesel produced by Blackhawk, now REG Danville, under a tolling arrangement with us which was not in effect during first quarter 2009. This arrangement resulted in 3.0 million gallons of additional sales during first quarter 2010. Gallons sold also increased 1.6 million gallons during first 2010 as a result of biodiesel produced by CIE, now REG Newton, under a tolling arrangement with us, under which fewer gallons had been produced during first quarter 2009. During 2010, our Danville and Newton facilities had no biodiesel sales revenues before or after the Blackhawk Merger and CIE Asset Acquisition. The only revenues of REG Danville and REG Newton were tolling fees paid by us. Revenues from these fees and the corresponding expenses were eliminated upon consolidation of those entities. The increases in gallons sold during 2010 were partially offset by our Houston facility producing 1.9 million gallons on its own behalf during first quarter 2009 and none during first quarter 2010, and a small decrease in our Ralston production of 0.7 million from first quarter 2009 to first quarter 2010. Under Houston’s tolling arrangement, during the first quarter of 2010, we shipped 1.3 million gallons compared to 2.4 million gallons during the same period of 2009. As a result of these shipments, we earned toll fees of $0.39 per gallon, $0.5 million total revenue, during the quarter ended March 31, 2010, and $0.43 per gallon, $1.0 million total revenue, during the quarter ended March 31, 2009.

Services. Services revenues slightly decreased $0.1 million, or 9%, to $0.9 million for the three months ended March 31, 2010, from $1.0 million for the three months ended March 31, 2009. The consolidation of Blackhawk in 2009 resulted in elimination of MOSA fees during first quarter 2009 that were not eliminated during first quarter 2010, which resulted in an increase of $0.1 million during 2010. Our revenues generated from management services provided to network facilities, excluding Blackhawk, decreased during first quarter 2010 due to decreased production at the network plants driven by the expiration of the blender’s tax credit. Construction revenues for the first quarter of 2010 were $0.1 million.

Cost of goods sold. Our cost of goods sold increased $14.3 million, or 68%, to $35.2 million for the three months ended March 31, 2010, from $21.0 million for the three months ended March 31, 2009, respectively. This increase was primarily due to costs associate with the increase in gallons sold in the 2010 period and as follows:

Biodiesel. Biodiesel cost of goods sold increased $14.4 million, or 70%, to $34.8 million for the three months ended March 31, 2010, compared to $20.4 million for the three months ended March 31, 2009. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2010 period as outlined above. Average feedstock costs for the three months ended March 31, 2010 and 2009 were $0.30 and $0.28 per pound, respectively. We had losses of $0.2 million from hedging activity in the first quarter of 2010, compared to gains of $0.5 million from hedging arrangements in the first quarter of 2009.

Services. Cost of services decreased $0.1 million, or 22%, to $0.4 million for the three months ended March 31, 2010, from $0.5 million for the three months ended March 31, 2009. We had limited construction activity in the first quarter of 2010 and minimal associated costs, which is consistent with the prior year due to the consolidation of REG Danville as of May 9, 2008, which resulted in the elimination for financial reporting purposes of all construction costs related to the REG Danville construction project. Costs incurred to perform services under the MOSAs decreased due to a reduction in wages during first quarter 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $5.2 million for the three months ended March 31, 2010, compared to $5.1 million for the three months ended March 31, 2009. SG&A expenses increased $0.1 million in 2010 as a result of several factors. The collection of a doubtful account receivable that had previously been written off, during the three month period ending March 31, 2009, decreased SG&A expenses by $1.5 million in 2009. Professional expenses increased $0.7 million for the three months ending March 31, 2010 compared to the same period in 2009. This increase was almost entirely related to the Holdco Merger, Blackhawk Merger, CIE Asset Acquisition and the Seneca transaction during 2010. These increases were partially offset by the deconsolidation of Blackhawk during two months of the first quarter of 2010, which if it had it been consolidated would have increased SG&A expense by $0.5 million, and other cost cutting measures undertaken by management during 2010, which most significantly reduced wages, information technology and advertising expenses during the three months ended March 31, 2010 by $0.3 million, $0.3 million and $0.2 million, respectively.

Other income (expense), net. Other expense was $0.1 million for the first quarter of 2010 and income of $2.0 million during the first quarter of 2009. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, interest expense, interest income, and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in no expense for the first quarter of 2010, compared to expense of $0.8 million for the first quarter of 2009. Interest expense decreased $0.4 million to $0.3 million for the first three months of 2010, from $0.7 million for the first quarter of 2009. This decrease was primarily attributable to the deconsolidation of Blackhawk during the first two months of 2010. Other income during first quarter of 2009 included $1.4 million of miscellaneous income relating to release of an escrow related to REG’s Stockton terminal facility that occurred in the first quarter and grant income of $0.3 million relating to a research grant received from the State of Iowa.

Income tax benefit. Income tax benefit was $6.3 million for the first quarter of 2010, compared to $1.2 million for the first quarter of 2009. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

Loss from equity investments. Loss from equity investments was $0.2 million for the first quarter 2010 and 2009. The slight decrease in loss from equity investments was primarily attributable to reduced production of the partially owned biodiesel production facilities.

Non-controlling interest. Net loss from noncontrolling interests was $3.0 million for the three months ended March 31, 2009. Due to the deconsolidation of Blackhawk as of January 1, 2010, there was no income or loss from noncontrolling interest in 2010.

Effects of Recapitalization. Net effects of recapitalization were $8.5 million for the three months ended March 31, 2010. This is a onetime item due to Holdco Merger share issuances.

Preferred stock accretion. Preferred stock accretion was $11.1 million for the three months ended March 31, 2010, compared to $9.4 million for the three months ended March 31, 2009. The accretion amount increases due to the use of the effective interest rate method and as the redemption date becomes closer. During the first quarter of 2010, we accreted two months of the previously issued Holdco preferred stock (redemption date of August 1, 2011) and one month of newly issued Series A Preferred Stock (redemption date February 26, 2014). Although the overall accretion increased, monthly accretion expense decreased after the Holdco Acquisition as a result of the new redemption amount and redemption date.

Liquidity and Capital Resources

Sources of liquidity. Since inception, our operations have been financed through the sale of our capital stock. From 2006 through March 31, 2010, we received cash proceeds of $121.1 million from private sales of preferred stock and Common Stock. At March 31, 2010, we had total cash and cash equivalents of $2.6 million, compared to $5.9 million at December 31, 2009. At March 31, 2010, we had debt of $53.2 million.

On February 26, 2010, in connection with our acquisition of Blackhawk, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. As of March 31, 2010, there was $24.4 million of principal outstanding under the term loan and $0.4 million outstanding under the revolving credit line. The Illinois Finance Authority guarantees 60.85 percent of the term loan and the remaining amount is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to the LIBOR rate plus the applicable margin of 4%. Until June 1, 2010, REG Danville is required to make monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville is required to make monthly principal payments equal to $135,803 plus accrued interest. In addition to these monthly payments, as the result of an amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow. REG Danville is subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. As of March 31, 2010, REG Danville was in compliance with the term loan agreement but did not have any required financial ratio covenants to meet in order to permit dividend payments. The term loan matures on November 3, 2011 and the revolving credit line expired on December 31, 2009. The $0.4 million outstanding under the revolving credit line is currently past due.

                 On March 8, 2010, in connection with our acquisition of CIE, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of March 31, 2010, there was $23.6 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have guaranteed the obligations under the AgStar Loan; provided, however, that we will not be liable for more than the unpaid interest on the AgStar Loan that has accrued during a 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at the greater of (i) LIBOR or (ii) two percent, plus 3%. Until October 1, 2011, REG Newton is required to pay only accrued interest on the AgStar Loan. Beginning on October 1, 2011, equal monthly payments of principal and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 7, 2011.

In connection with our formation, we assumed the obligations under a $5.0 million loan made to InterWest, L.C. in November 2001, which loan was made from the proceeds of the Variable Rate Demand Industrial Development Revenue Bonds issued by Iowa Finance Authority, or IFA, to finance REG’s Ralston facility. The effective annual interest rate on the bonds was 0.61% and 0.59% at December 31, 2009 and March 31, 2010, respectively. The bonds are subject to optional redemption at any time and mandatory redemption if the interest payments on such bonds must be included in the gross income of the bond holders for federal income tax purposes. REG Ralston also entered into a reimbursement agreement with the bank that provided credit support for the bonds, under which REG Ralston granted security interests in its real and personal property at the Ralston facility and agreed to certain negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, transfer of assets and changes in business. Interest is due quarterly and principal payments are due annually in installments of $330,000 through November 1, 2011, at which time the annual installments of principal increase to $340,000 through November 1, 2016. The balance of this loan was $2.3 million as of December 31, 2009 and March 31, 2010.

In September 2009, TSW agreed to extend the term of a note payable with a principal balance of $1.4 million originally due on May 19, 2009 until May 19, 2010. In exchange, we issued 20,000 shares of Holdco Common Stock to TSW, agreed to make monthly principle payments of $40,000 and the interest rate of the note increased to 7.25% per annum. In May 2010, TSW agreed to further extend the term of this note until May 19, 2011 in exchange for a one time principle payment of $320,000, increased monthly principle payments of $50,000 and maintenance of the interest rate at 7.25% per annum. This note was issued in May 2008 by a wholly owned subsidiary of the Company to TSW to finance construction payables. The Company guarantees the obligation.

In July 2006, CIE entered into a financial assistance contract with the Iowa Department of Economic Development whereby CIE was awarded a $0.1 million forgivable loan and a $0.3 million non-interest bearing loan. CIE was obligated to create 28 full-time equivalent jobs, with 14 of the created jobs having starting wages, including benefits, that meet or exceed $20.64 per hour. The note is due in monthly installments of $5,000 which began in May 2008. In September 2009, CIE received a notice of default related to the contractual obligations. CIE only created 12 of the 14 jobs required, so pursuant to the terms of the loan agreement, CIE will be subject to certain repayment provisions. A total of $14,000 of the $100,000 forgivable loan will be repaid along with a penalty of approximately $3,000. These amounts were combined with the $0.2 million balance of the non-interest bearing loan as of November 30, 2009 and will be repaid over the remaining loan term. REG Newton assumed these obligations as part of the CIE Asset Purchase. As of March 31, 2010, REG Newton had balances of $86,000 and $201,000 outstanding for the forgivable loan and non-interest bearing loan, respectively.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. In June 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of April 30, 2010 the Company had approximately $4.8 million combined outstanding under these agreements.

Certain of our subsidiaries, and the Company as guarantor, entered into a Revolving Credit Agreement, or the WestLB Revolver, dated as of April 8, 2010, with WestLB, AG. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. As of the date of this report, the ability to borrow under the WestLB Revolver is subject to the removal of certain liens and accordingly no amounts were outstanding under the WestLB Revolver. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. See “Note 18 – Subsequent Events” to our consolidated financial statements for additional information.

As a result of the Seneca Transaction, we received a commitment from Seneca Holdco, which is owned by three of our investors, to invest $4.0 million in Seneca Landlord, LLC, or Landlord, the company that owns the Seneca biodiesel production facility, the Seneca Facility, at closing to pay for repairs to the Seneca facility. Landlord will lease the Seneca Facility to REG Seneca, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Seneca Landlord a $0.6 million per year fee, payable $150,000 per quarter, which is guaranteed by us. See “Note 18 – Subsequent Events” to our consolidated financial statements for additional information.

We and our subsidiaries were in compliance with all restrictive financial covenants associated with borrowings as of March 31, 2010 with exception to the REG Danville’s line-of-credit. REG Danville is in default of the agreement as the line-of-credit expired on December 31, 2009 and there remains a $0.4 million outstanding balance. We are in the process of renegotiating the line of credit with the bank.

We continue to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects for our operating facilities. Our New Orleans, Louisiana facility has a GoZone Bond allocation of up to $100 million in order to finance the completion of the construction of that facility and possibly related facilities. This allocation expires in December 2010.

The Company is seeking to enter into equity and debt financing arrangements to meet its projected financial needs for operations, upgrades to existing plants and for completion of the New Orleans, Louisiana facility and Emporia Kansas facility. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase the Company’s leverage and interest costs and would likely be secured by certain Company assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing shareholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the plants of such subsidiaries.

Cash flow. The following table presents information regarding REG’s cash flows and cash and cash equivalents for the years ended December 31, 2007, 2008, and 2009 and for the three months ended March 31, 2009 and 2010:

	Year Ended December 31,			Three Months Ended March 31,
	2007	2008	2009	2009	2010
	(in thousands)
Net cash flows from operating activities	$(6,921)	$(3,636)	$(8,209)	$(3,709)	$(3,231)
Net cash flows from investing activities	(52,898)	(26,173)	371	(1,601)	135
Net cash flows from financing activities	25,086	26,155	1,618	(412)	(154)
Net change in cash and cash equivalents	(34,733)	(3,654)	(9,456)	(5,722)	(3,250)
Cash and cash equivalents, end of period	$18,965	$15,311	$5,855	$9,589	$2,605

Operating activities. Net cash used in operating activities was $3.2 million and $3.7 million for the three months ended March 31, 2010 and 2009 respectively. In 2010, net income was $3.1 million which was largely offset by changes in the deferred tax benefit of $6.3 million resulting in a net cash use from operations of $3.2 million. The net use of cash from operating activities in 2009 of $3.7 million resulted primarily from a $4.2 million net loss from operations, as well as changes in allowance for doubtful accounts of $1.5 million and changes to deferred taxes of $1.2 million. These cash uses were partially offset by net working capital increase of $1.7 million and non-cash depreciation and stock-based compensation expenses totaling $1.9 million.

In 2009, net loss of $68.9 million was mostly offset by the valuation allowance that was recorded on the deferred tax assets of $45.2 million and non-cash charges of $5.8 million in depreciation and amortization expense, $2.5 million in stock compensation expense, $2.3 million in the change in value of the Holdco preferred stock embedded derivative and $2.1 million in impairments. The loss was additionally offset by $6.0 million in positive working capital changes. Cash used in operating activities in 2008 was $3.6 million, as a net loss of $15.9 million and $8.3 million in non-cash deferred tax benefits were partially offset by positive working capital changes of $13.6 million. In 2007, net income of $32.0 million included non-cash income of $35.1 million related to the Holdco preferred stock conversion feature embedded derivative, with working capital changes reducing cash flows from operating activities by $10.9 million.

Investing activities. REG’s investing activities primarily relate to construction spending on biodiesel production facilities located in New Orleans, Louisiana and Emporia, Kansas, REG Danville’s construction of its Danville facility and purchases of property and equipment to increase REG’s production capacity. Net cash provided by investing activities for the three months ended March 31, 2010 was $0.1 million, consisting almost entirely of a certificate of deposit provided from the acquisition of CIE that relates to the IDED loan and is restricted. Net cash used in investing activities for the three months ended March 31, 2009 was $1.6 million, as $5.3 million in facility construction costs for Danville were partially offset by receipt of $3.4 million from a construction escrow fund related to REG Danville’s construction.

Net cash received from investing activities for the year ended December 31, 2009 was $0.4 million. Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $26.2 million and $52.9 million, respectively. In 2009, REG invested $7.4 million in construction of Danville, which includes $4.7 million from a construction escrow fund related to REG Danville’s construction and $3.0 million related to the sale of the Stockton facility. In 2008, REG invested $67.2 million in construction of facilities, which includes $15.9 from a construction escrow fund related to REG Danville’s Danville facility and $16.9 million related to the acquisition of USBG. In 2007, REG invested $50.4 million in facility construction projects and made a $2.0 million equity investment in REG Danville.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2010 was $0.2 million, which represents principal payments to TSW in connection with the note payable and cash paid for debt issuance. Net cash used in financing activities for the three months ended March 31, 2009 was $0.4 million, which consisted of $0.9 million borrowings on the REG Danville line of credit and payoff of the WestLB borrowings of $1.3 million.

Net cash used from financing activities was $1.6 million in 2009. Net cash provided by financing activities was $26.2 million and $25.1 million in 2008 and 2007, respectively. In 2009, cash provided by financing activities related primarily to repayments of debt and lines of credit including WestLB and REG Danville. In 2008, cash provided by financing activities related primarily to the issuance of the REG Danville notes payable. In February 2008, REG through two of its subsidiaries obtained a line of credit from WestLB. Borrowings under the facility ranged from $0.8 million to $3.7 million during the one year loan period. In 2007, cash provided from financing activities primarily related to the sale of Holdco preferred stock and Holdco Common Stock, generating $27 million.

Capital expenditures. REG plans to make significant capital expenditures when debt financing becomes available to complete construction of two facilities, one in New Orleans, Louisiana and one in Emporia, Kansas, with aggregate production capacity of 120 mmgy. REG estimates completion of the New Orleans facility will require approximately $57 million in additional capital and the Emporia facility will require an additional $54 million.

Contractual Obligations

The following table describes our consolidated commitments to settle contractual obligations in cash as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

	(in thousands)
Long Term Debt (1)	$29,908	$27,834	$1,041	$690	$343
Operating Lease Obligation (2)	$102,158	9,609	26,859	15,209	50,481
Purchase Obligation (3)	$1,776	548	1,135	93	—
Other Long-Term Liabilities (4)	$1,500	—	—	—	—

	$135,342	$37,991	$29,035	$15,992	$50,824

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligations for REG Ralston facility and Emporia, Kansas facilities.
(4)	Represents a $1,500 liability for unrecognized tax benefits. As the timing and amounts of cash payments are uncertain the amounts have not been classified by period.

Note that as of December 31, 2009 the contractual obligations of Blackhawk were included in our contractual obligations schedule because Blackhawk was consolidated at the time.

During first quarter 2010, the Company acquired additional commitments to settle contractual obligations relating to the Blackhawk Merger and CIE Asset Acquisition See the section entitled “Liquidity and Capital Resources” for additional information on the additional debt assumed. We also extended our note with TSW and entered into buyout periods on several vehicle leases and leased a new copier.

The following table describes our consolidated commitments to settle contractual obligations in cash as of March 31, 2010 and includes the addition contractual obligations incurred during first quarter:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(in thousands)
Long Term Debt (1)	$58,263	$4,689	$52,461	$750	$363
Operating Lease Obligation (2)	$100,118	7,527	26,882	15,222	50,487
Purchase Obligation (3)	$1,638	427	1,118	93	—
Other Long-Term Liabilities (4)	$1,500	—	—	—	—

	$161,519	$12,643	$80,461	$16,065	$50,850

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligations for our REG Ralston facility, Emporia, KS facility and the REG Danville facility.
(4)	Represents $1,500 of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain the amounts have not been classified by period

Off-Balance Sheet Arrangements

REG has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810, Consolidations. This Statement requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2010. The Company adopted this statement effective January 1, 2010, which resulted in the deconsolidation of Blackhawk and additional disclosure requirements. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, “Fair Value Measurements and Disclosures”, ASU 2010-06, which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements and the Company does not anticipate the remaining disclosures will have a material effect on the Company’s financial statements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities we invests in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintains its portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit.

Over the period from January 2005 through March 2010, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from approximately $3.81 per gallon reported in June 2008 to approximately $1.21 per gallon in March 2009, with prices averaging $2.10 per gallon during this period. Over the period from January 2005 through March 2010, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from $0.6416 per pound in September 2008 to $0.1972 per pound in January 2005, with closing sales prices averaging $0.3441 per pound during this period. Over the period from January 2005 through March 2010, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from $0.4892 per pound in July 2008 to $0.1226 per pound in May 2006, with sales prices averaging $0.2230 per pound during this period.

Higher feedstock prices or lower biodiesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, REG has not been able to pass along increased feedstock prices to its biodiesel customers. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, kill ratios, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and supply and demand.

We have prepared a sensitivity analysis to estimate its exposure to market risk with respect to its soybean oil requirements, fat requirements and sales contracts and the related exchange-traded contracts for 2009. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of its soybean oil requirements and sales contracts. The results of this analysis, which may differ from actual results, are as follows:

	2009 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	42.9	gallons	10.0%	$10.9	370.9%
Animal Fats	141.0	pounds	10.0%	$3.6	120.7%
Soybean Oil	121.1	pounds	10.0%	$3.5	119.2%

Interest Rate Risk

We are subject to interest rate risk in connection with REG Ralston’s loan with a $3.0 million outstanding balance made from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or the IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.75% for the last week of March 2010. A hypothetical increase in interest rate of 10% would not have a material effect on REG’s annual interest expense.

We are subject to interest rate risk relating to REG Danville’s $24.6 million term debt financing with Fifth Third Bank and its $5.0 million revolving line of credit from Fifth Third Bank. The term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR and will mature on November 3, 2011. Interest will accrue on the outstanding balance of the term loan at the 30 day LIBOR plus 400. Interest accrued on the outstanding balance of the loan at March 31, 2009 at 4.24%. The revolving line of credit will accrue interest at REG Danville’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments. At March 31, 2010, we accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 3.23%.

Blackhawk entered into an interest rate swap agreement in connection with the aforementioned term loan in May 2008. The agreement was assumed by REG Danville. The swap agreement effectively fixes the interest rate at 3.67% on a notional amount of approximately $24.4 million of REG Danville’s term loan through November 2011. The fair value of the interest rate swap agreement was $1.0 million at both December 31, 2009 and March 31, 2010, and is recorded in other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as change in fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are also subject to interest rate risk relating to REG Newton’s $23.6 million term debt financing and its $1.8 million revolving line of credit both from AgStar. Interest will accrue on the outstanding balance of the term loan at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2010 of 5.00%). The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2010 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

Inflation

To date, inflation has not significantly affected our operating results though costs for construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect our ability to maintain its production facilities adequately, build new biodiesel production facilities and expand its existing facilities as well as the demand for its facility construction management and operations management services.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Subject to the limitations noted above, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the material weaknesses identified in our risk factor on page 55.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered carefully by our stockholders. If any of the following risks is realized, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to our Business

The biodiesel industry currently operates without the benefit of the blenders’ tax credit.

The federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provided a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009. It is uncertain what action, if any, Congress may take with respect to the blenders’ credit in 2010 or when such action might be effective. Until Congress takes action with respect to extension of the blenders’ credit, we expect to experience reduced demand for biodiesel and reduced biodiesel prices, and the reduction in demand and price may be substantial. If Congress decides to eliminate or reduce the blenders’ credit, we may be unable to produce and sell biodiesel profitably. Our ability to raise additional capital may be significantly impaired if the blenders’ credit is not reinstated.

Loss of favorable tax benefits and other governmental incentives for biodiesel production or consumption could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

The biodiesel industry has been substantially aided by federal and state tax credits and incentives. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives. For example, Illinois offers a 6.25% sales tax abatement for B11 (diesel fuel comprised of 11% biodiesel and 89% petroleum-based diesel) blends and Iowa offers a $0.03 income tax credit to petroleum marketers of B2 (diesel fuel comprised of 2% biodiesel and 98% petroleum-based diesel) blends.

Federal and state incentives have also been put in place to encourage the use of biodiesel, which, if discontinued, would also harm our ability to sell biodiesel profitably. In 2007, Congress enacted the Energy Independence and Security Act, requiring a specific amount of renewable fuel to be used in motor vehicle fuel nationwide. In February 2010, the EPA implemented regulations requiring a specific minimum national use for Biomass-Based Diesel (which includes biodiesel and renewable diesel) and Advanced Biofuels (for which biodiesel meets the requirements) in its renewable fuel standards program, or RFS 2, to be effective July 1, 2010. This requirement has been imposed on refineries, blenders and importers in the U.S. However, waivers have been requested by certain entities in the petroleum industry and legal challenges have been initiated which could delay volumetric requirements past the July 1, 2010 effective date to an unknown effective date resulting in delays in large volume biodiesel sales to obligated parties.

Numerous states have adopted incentives to encourage renewable fuel use, including the use of biodiesel. For instance, Minnesota, Pennsylvania and New Mexico have adopted regulations mandating that all petroleum-based diesel fuel be blended with at least 5% biodiesel. Washington and Oregon have each adopted regulations mandating that all petroleum-based diesel fuel be blended with at least 2% biodiesel. Massachusetts adopted a B2 mandate for transportation fuel. Any repeal, substantial modification or waiver of the renewable fuels mandate or other environmental regulations at the federal or state level could reduce the demand for biodiesel and have a material adverse effect on our results of operations and financial condition. Further, our future ability to raise debt or equity capital may be impaired, delayed or impossible due to a gap in continuous government support for biodiesel.

Our gross margins are principally dependent on the spread between feedstock costs and biodiesel prices. If the cost of feedstock increases and the price of biodiesel does not proportionately increase or if the price of biodiesel decreases and the cost of feedstock does not proportionately decrease, our gross margins will decrease and our results of operations will be harmed.

Our gross margins depend principally on the spread between feedstock costs and biodiesel prices.

The spread between biodiesel prices and soybean oil prices has varied significantly during recent periods. Although actual yields vary depending on feedstock quality, the average monthly spread between the price per gallon of pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or Jacobsen, and the price of crude soybean oil used to make one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.48 per gallon in 2007, $0.58 per gallon in 2008 and $0.38 in 2009. As a result of particularly high soybean oil prices in 2007 and 2008, we have become more dependent on animal fat as a feedstock. In 2009, approximately 24% of our total feedstock usage was vegetable oil and 76% animal fat. The supply of animal fat is affected by seasonality, the amount of slaughter kills in the United States and demand for animal fat from other markets, such as feed rations. The price of choice white grease, a common animal fat used to make biodiesel, can vary greatly. During 2008 and 2009, the average monthly spread between the price per gallon of B100 and the price of choice white grease used to make one gallon of biodiesel as reported by Jacobsen, was $1.82 and $1.16, respectively, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel.

Another feedstock, inedible corn oil extracted from distillers grain, which typically bears a lower price than soybean oil, is not generally available in quantities sufficient for our operations. At present, there are a limited number of ethanol plants with the corn oil extraction equipment to extract the corn oil that can be used in biodiesel production. If more ethanol plants do not implement the extraction equipment or if ethanol plants remain idle, we may not have the ability to supplement our feedstock requirements with significant amounts of corn oil. We also use used cooking oil, or UCO, as a feedstock for biodiesel production. The market for UCO as a feedstock for biodiesel is still developing and supply is constrained. This constraint may lead to volatile UCO prices, which in turn could adversely affect our profit margins on biodiesel produced from UCO.

The competition for feedstocks utilized in the biodiesel industry is significant and we compete for feedstock with many different companies, many of which have greater resources than we do. Furthermore, biodiesel mandates in other parts of the world have increased global competition for feedstocks and for certain feedstocks in particular. Consequently, the price of feedstocks may rise and adversely affect our profit margins and threaten the viability of our operations. Biodiesel is marketed primarily as an additive or alternative to petroleum-based diesel fuel, and as a result biodiesel prices are primarily influenced by the price of petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between biodiesel production costs and product prices means that generally we will be unable to pass increased feedstock costs on to our customers. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial performance and cash flow.

Certain subsidiaries have substantial indebtedness which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the biodiesel industry or may require us to dispose of some or all of our assets.

Several of our subsidiaries have a significant amount of indebtedness, some of which we have guaranteed. At March 31, 2010, our total term debt was $52.3 million. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations or obtain additional working capital borrowings to fund operations. In connection with the Seneca Facility transaction, one of our subsidiaries leases the Seneca Facility from its owners under a lease agreement. If a termination of the Seneca Facility lease is due to breach by our subsidiary, then we would be required to issue to the Seneca Facility owners a three year note in the principal amount of $4.0 million plus certain adjustments, which would add to our total debt outstanding.

The significant amount of indebtedness of these subsidiaries could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes. For example, we are required to pay a certain portion of our excess cash flow at our Danville and Newton facilities to their respective lenders annually, which will reduce the cash flow that we receive from these facilities;

•	increase our vulnerability to general adverse economic and biodiesel industry conditions;

•

limit our flexibility in planning for, or reacting to, changes in our business and the biodiesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in the indebtedness, among other things, our ability to borrow additional funds.

In the event we are not able to generate sufficient revenues to fund operations, we may be required to seek third party financing. Such financing is not currently available to us. In the event we are unable to satisfy our debt obligations or fund our working capital requirements, we may need to cease operations or sell or liquidate our assets.

Our ability to operate our business may be harmed if we are unable to make timely payments on our respective debt obligations.

Our subsidiaries are subject to debt obligations that require them to make timely principal and interest payments. Additionally, our REG Marketing & Logistics Group, LLC and REG Services, LLC subsidiaries maintain a $10.0 million line of credit which requires debt service during the term of the loan. Any failure on our part to make payments to their respective lenders would constitute a default under their respective loan agreements and could lead to action on the part of the lenders to collect payment, accelerate the maturity of the loans, foreclose on the biodiesel production facilities or other assets that serve as collateral for the debt and place our subsidiaries into bankruptcy. The inability of these subsidiaries to operate profitably could lead to one or more of these consequences. As a result, our results of operations and ability to operate our business may be harmed.

We are a holding company and there are limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Our subsidiaries may not have funds legally available for dividends or distributions. We have entered into credit or other agreements that contractually restrict our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiary. These limitations may restrict our ability to repay indebtedness, finance capital projects or pay dividends to shareholders.

We have limited working capital and a recent history of unprofitable operations; if we are unable to fund our operations and unable to raise additional capital, it may be necessary to curtail our operations or sell or liquidate our Company or some of our assets.

We have limited working capital to support our operations. In the event we are unable to operate our biodiesel production consistently, we may not generate sufficient revenue to fund our operations. If we do not generate cash flow from operations, we may need to raise additional capital to continue our operations. If we are unable to fund our operations or raise additional capital, we may find it necessary to curtail operations or sell or liquidate our assets.

We have unfinished plants and planned plant upgrades that require capital that we may not be able to raise.

We have two unfinished plants, one in New Orleans, Louisiana and one in Emporia, Kansas, that we expect to complete in order to commence production at these facilities. We also have various upgrades planned for our other facilities. In order to complete these facilities or upgrade our facilities as planned, we will require additional capital. While we intend to finance a portion of these capital expenditures from our cash flow from operations, we will need to raise a significant amount of capital for these projects in the form of new debt or equity. If market conditions prevent us from obtaining such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our future revenue and cash flow.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In the first quarter of 2010, we acquired Blackhawk, Holdco and CIE and in April 2010 we completed the Seneca Facility transaction. We may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of a transaction and each transaction has numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	inability to take advantage of anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential additional exposure to fluctuations in currency exchange rates;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services;

•

potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties;

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings; and

•	potential incompatibility of business cultures.

The aforementioned risks apply to our recent acquisitions of Blackhawk, Holdco and CIE and the recent transaction with Seneca. Furthermore, as it relates to the Seneca Facility transaction, we must perform certain repairs before the facility can commence operations, which we may not be able to do as planned. Mergers and acquisitions are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

We have guaranteed certain payment obligations and are subject to a put/call right related to our recent transaction involving a 60 million gallon per year biodiesel production facility located in Seneca, Illinois that we agreed to operate, or the Seneca Facility.

Under the terms of the agreements with the owners of a 60 million gallon per year biodiesel production facility located in Seneca, Illinois that we operate, or the Seneca Facility, we have guaranteed the payments by Seneca Landlord, LLC of $150,000 per quarter to the Seneca Facility owners. The Seneca Facility is undergoing certain renovations and as a result is not currently producing biodiesel. As such, Seneca Landlord, LLC is not generating any revenues from which it could satisfy its obligations to pay the investor fee. Furthermore, the Seneca Facility owners have a right to put its ownership interests to us after April 8, 2011, provided we have a minimum excess net working capital of 1.5 times the put/call price, which is the greater of three times the initial investment or a 35% internal rate of return on the initial investment. If Seneca Landlord, LLC fails to make the required payment and we are required to make the payments pursuant to our guarantee, or we are required to purchase the Seneca Facility ownership interests pursuant to the put right, it will reduce our available cash on hand to use for other purposes, including debt repayment or payment of other operating expenses.

We are dependent upon our executive officers for management and direction, and the loss of any of these persons could adversely affect our results of operations.

We are highly dependent upon our executive officers for execution of our business plan. We believe that our future success is highly dependent on the contributions of Jeffrey Stroburg, our Chief Executive Officer, and Daniel Oh, our President and Chief Operating Officer. The loss of any of these executive officers could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our executive officers. The loss of any of our executive officers could delay or prevent the achievement of our business objectives.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success depends on the abilities, expertise, judgment, discretion, integrity, and good faith of our management and employees to manage the business and respond to economic, market and other conditions. We have a relatively small but very effective management team and employee base, and the inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our management team or employee base will continue their employment with us, or that replacement personnel with comparable skills could be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our business is currently focused almost entirely on the production and sale of biodiesel, with glycerin and fatty acid sales representing only a small portion of revenues. Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.

The market price of biodiesel has followed the price of petroleum fuels, such as diesel fuel, and decreases in the price of petroleum-based fuels would very likely decrease the price of biodiesel, which would harm our revenues and profits.

Historically, biodiesel prices have generally been strongly correlated to petroleum prices. Petroleum prices are volatile due to global factors such as the impact of wars and other political events, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum fuel prices. Because the costs of biodiesel production are high compared to petroleum production and refining costs, a reduction in petroleum-based fuel prices may have a material adverse affect on our revenues and profits.

There is currently excess production capacity and low utilization in the biodiesel industry and if demand does not significantly increase, the price at which we sell biodiesel may be depressed and our revenues and ability to operate may be harmed.

Many biodiesel plants do not operate at full capacity. The National Biodiesel Board estimates the dedicated biodiesel production capacity of biodiesel plants as of June 2009 was approximately 2.69 billion gallons per year. Further, plants under construction and expansion in the U.S. as of June 2009, if completed, are expected to result in another 427.8 million gallons of annual biodiesel production capacity, for total annual production capacity in the U.S. of 3.11 billion gallons. The estimated annual production capacity of existing plants and plants under construction as of June 2009 far exceeds the annual consumption of biodiesel in the U.S. If biodiesel production capacity remains at current levels or expands, and demand does not grow to meet the available supply, excess production capacity may result in excess supply, depressing prices and harming our revenues.

We, and our external auditors, have identified material weaknesses in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose, certain deficiencies were identified in connection with the audit of our financial statements. Specifically, in connection with the 2009 audit of our financial statements for the three years ended December 31, 2009, we and our auditors have identified certain matters involving our internal control over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States), or the PCAOB.

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected by employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when a control necessary to meet the control objective is missing, or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

The following deficiencies in our internal control over financial reporting were deemed to be material weaknesses:

•	Our financial close and reporting system were not designed and operating effectively;

•

We have not performed or documented a formal entity-level risk assessment to evaluate the implications of relevant risks on financial reporting from operating and other activities, including the impact of our increasing complexity as a result of rapidly expanding the number of our wholly-owned and member-owned facilities in our network and non-routine transactions such as the issuance of debt and equity, accounting for acquisitions, and accounting for the accretion of the discount on preferred stock; and

•

We do not have a comprehensive set of information systems policies including information security and change control. We have not followed a consistent process for documenting, testing, approving and implementing changes to the information systems environments and maintenance of the system was not effectively restricted.

We are in an ongoing process of implementing changes to strengthen our internal controls. Specific actions include:

•

The hiring of additional accounting and finance staff, related on-the-job training and coaching for existing staff, and interim augmentation of staff as deemed necessary from external accounting firms and temporary staffing services;

•

The development of a comprehensive entity-level control environment, including the development of a boundaries and authorizations policy containing specific authorization and approval levels throughout the organization, the formalization of risk management procedures and the development of a formalized risk assessment process to be conducted on a periodic basis;

•	The documentation of additional information system requirements, as well as ongoing efforts to improve the current information management systems through incremental upgrades and improvements; and

•

The formal documentation of our internal control environment and development of a specific remediation plan as part of a Sarbanes-Oxley Act compliance process begun in the fall of 2006 that continues in concert with our process improvement and information system upgrade activities.

Additional measures will be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in SEC rules will be adversely affected.

Technological advances and changes in production methods in the biodiesel industry could render our plants obsolete and adversely affect our ability to compete.

The development and implementation of new technologies may result in a significant reduction in the costs of biodiesel production. If we are unable to adopt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. It is expected that technological advances in biodiesel production methods will continue to occur and new technologies for biodiesel production may develop. For example, development of processes to make the conversion of oils and fats into biodiesel faster and more efficiently could significantly change the biodiesel production process. If improved technologies become available, it may be possible to produce biodiesel at a substantially lower cost than is currently the case. This could require us to acquire new technology and retrofit our plants so that they can remain competitive. There is no assurance that third-party licenses for any new proprietary technologies would be available to us on commercially reasonable terms or that any new technologies could be incorporated into our plants. The costs of upgrading our technology and facilities could be substantial. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors and our results of operations could be substantially harmed.

If we are unable to respond to changes in ASTM standards, the manner in which we produce biodiesel may become obsolete.

We currently produce biodiesel to conform to or exceed standards established by the American Society of Testing and Materials, or ASTM. ASTM standards for biodiesel and biodiesel blends are modified continuously in response to new observations from the industries involved with diesel fuel. New tests, tighter test limits or higher standards may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to respond to new ASTM standards, the market for our product may become obsolete and our results of operations would be harmed.

If demand for biodiesel does not grow, our operating results will likely decline.

Biodiesel is marketed primarily as a renewable diesel fuel. As a result, biodiesel demand is strongly influenced by the supply and demand for diesel fuel. In addition, the adoption of biodiesel as a diesel fuel additive or alternative is uncertain and will depend in particular upon:

•	the cost of biodiesel production relative to petroleum-based diesel prices;

•	continuation of existing, and adoption of new, governmental incentives for biodiesel production and use;

•	widespread availability of biodiesel to consumers; and

•	consumer confidence in the quality and availability of biodiesel.

If diesel fuel demand decreases, or biodiesel does not gain broad market acceptance as a diesel fuel alternative or additive, our results of operations and financial condition may be materially adversely affected.

Our business will be subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of our primary input, feedstocks, and the price of our primary product, biodiesel. Our sales tend to decrease during the winter season due to concerns that biodiesel will not perform adequately in colder weather and the decrease in agricultural activities. Cold temperatures can cause biodiesel to become cloudy and eventually to gel, which can lead to plugged fuel filters and other problems for customers. These concerns are particularly significant with respect to high cloud point biodiesel. Reduced demand in the winter may result in excess biodiesel supply and lower biodiesel prices. As a result of seasonal fluctuations, comparisons of operating measures between consecutive quarters may be not as meaningful as comparisons between longer reporting periods.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our profitability.

Alternative fuels, including a variety of energy alternatives to biodiesel, are continually under development. Petroleum-based fuels and other energy sources that can compete with biodiesel in the marketplace are already in use and more efficient or environmentally friendly alternatives may be developed in the future, which may decrease the demand for biodiesel or the type of biodiesel that we expect to produce. Technological advances in engine and exhaust system design and performance could reduce the use of biofuels, which would reduce the demand for biodiesel. Further advances in power generation technologies, based on cleaner hydrocarbon-based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biodiesel could be significantly diminished or replaced, which could substantially reduce our revenues and profitability.

Risk management transactions could significantly increase our operating costs if we incorrectly estimate our feedstock demands and biodiesel sales as compared to market conditions.

In an attempt to partially offset the effects of volatility of feedstock costs and biodiesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as soybean oil, and related commodities, such as heating oil and ultra low sulphur diesel. The financial statement impact of such market positions will depend on market prices at the time of performance and could result in more or less favorable results. Risk management arrangements will also expose us to the risk of financial loss in situations where the counter party to the contract defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income. We may also vary the amount of risk management strategies we undertake, and we may choose not to engage in risk management transactions at all. Further, our ability to reduce the risk of falling biodiesel prices will be limited as there is no established market for biodiesel futures and fixed-price long-term contracts are generally not available. As a result, our results of operations and financial position may be adversely affected by increases in the price of feedstocks, or decreases in the price of biodiesel that are not risk managed effectively.

A leak, fire or explosion at any of our production plants or natural disaster damage to our plants would increase our costs and liabilities.

Because biodiesel and some of its inputs and outputs are combustible and flammable, a leak, fire or explosion may occur at a plant which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. Our Houston and New Orleans facilities, due to their coastal locations, may incur plant damage, injury to employees and others, and interruption of operations as a result of a hurricane. All of our plants may incur damage from tornados, earthquakes or other natural disasters. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits from inability to operate, clean-up costs, liability for damages or injuries, legal expenses, and reconstruction expenses, which would negatively affect our profitability.

Two customers accounted for a meaningful percent of revenue and a loss of these customers would have an adverse impact on our total revenue.

One customer accounted for 24% of our total revenue in 2009 and 27% of our total revenue in the first quarter of 2010 and another customer accounted for 11% of our total revenue in 2009 and 7% of our total revenue in the first quarter of 2010. In the event we lose either of these customers and cannot replace the lost revenue with revenue from other customers, our revenue would decline which would negatively affect our profitability.

Strategic relationships on which we may rely are subject to change.

Our ability to maintain commercial arrangements with biodiesel customers, feedstock suppliers, and transportation and logistics services providers may depend on maintaining close working relationships with industry participants including some of our current shareholders, particularly Bunge, ED&F Man and West Central. As we continue to develop our business, we will use the business relationships of management and our shareholders in order to form strategic relationships such as contractual arrangements, joint ventures, financings or minority investments. There can be no assurances that we will be able to maintain or establish additional necessary strategic relationships, in which case our business may be negatively affected.

Risks Related to the Biodiesel Industry

We face competition from outside the biodiesel industry, including, for example, from manufacturers of renewable diesel and potential alternative clean power engines under development.

The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Biodiesel is more expensive to produce than diesel fuel, and is able to compete with diesel fuel only as a result of government environmental regulations and economic incentives. If the diesel fuel industry is able to produce diesel fuel with acceptable environmental characteristics or if governmental regulations and tax incentives cease to favor biodiesel, we would find it very difficult, if not impossible, to compete with petroleum-based diesel fuel. Renewable diesel, which can be made at existing petroleum refineries from renewable feedstocks and may be mixed with crude oil through a thermal de-polymerization process, has been eligible for a blenders’ tax credit (which expired on December 31, 2009) and other governmental incentives offered to producers of biodiesel. Under the expired blenders’ tax credit, renewable diesel made from renewable feedstocks only would be eligible for a $1.00 per gallon tax credit and renewable diesel made from a combination of renewable feedstocks and petroleum would be eligible for a $0.50 per gallon tax credit. Under the RFS 2 rules, renewable diesel made from biomass and cellulosic ethanol are eligible and, therefore, compete to meet portions of each of the Biomass-Based Diesel and Advanced Biofuels volumetric requirements. The petroleum industry also is lobbying states to make renewable diesel eligible for their incentives and mandates. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.

The biodiesel industry will also face increased competition resulting from the advancement of technology by automotive, industrial and power generation manufacturers which are developing more efficient engines, hybrid engines and alternative clean power systems. Improved engines and alternative clean power systems offer a technological solution to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If and when these clean power systems are able to offer significant efficiency and environmental benefits and become widely available, the biodiesel industry may not be able to compete effectively with these technologies. This additional competition could reduce the demand for biodiesel, which would negatively impact our revenues.

Problems with product performance, in cold weather or otherwise, could cause consumers to lose confidence in the reliability of biodiesel which, in turn, would have an adverse impact on our ability to successfully market and sell biodiesel.

Concerns about the performance of biodiesel could result in a decrease in customers and revenues and an unexpected increase in expenses. For example, cold temperatures can cause biodiesel to become cloudy and eventually to gel, and these phenomena can lead to plugged fuel filters and other problems. Cloud point is defined as the temperature below which a fuel exhibits a noticeable cloudiness and is the conventional indicator of a fuel’s potential for cold weather problems. The lower the cloud point, the better the fuel should perform in cold weather. The cloud point of biodiesel is typically between 30 °F and 60 °F, while the cloud point of No. 2 petroleum diesel fuel is not higher than 20 °F. When diesel is mixed with biodiesel to make a two percent biodiesel blend, the cloud point of the blended fuel is 3 °F to 6 °F higher than petroleum diesel and the cloud point of a twenty percent biodiesel blend is 15 °F to 30 °F higher than petroleum diesel, depending on the individual cloud points of the biodiesel and petroleum diesel. These increased cloud points may cause demand for biodiesel in northern and eastern U.S. markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which result in higher storage costs. This and other performance problems, including the possibility of particulate formation above the cloud point of a blend of biodiesel and petroleum diesel, may also result in increased expenses as we try to remedy the performance problem. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for, or production capacity of, our biodiesel product may reduce our revenue and have an adverse effect on our cash flows and results of operations.

Growth in the sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.

Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel by persons and entities outside our control. Expansion of the distribution system will require, among other things:

•	additional terminal and storage facilities for biodiesel;

•	growth in the number of service stations offering biodiesel;

•	growth in the manufacture of clean diesel vehicles; and

•	commercial use of pipelines to transport biodiesel.

Substantial investment required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure. Any delay or failure in making the changes to or expansion of distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could have a material adverse effect on our business.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel imported into Europe, which have effectively eliminated our ability to sell biodiesel in Europe.

In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the U.S. These tariffs have effectively eliminated European demand for biodiesel produced in the U.S. The European Commission has extended these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which we and other U.S. biodiesel producers will be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers and thereby increasing the supply and reducing overall demand for biodiesel produced in the U.S.

We may face competition from imported biodiesel, which may reduce demand for biodiesel produced by us and cause our revenues to decline.

Biodiesel produced in Canada, South America, Eastern Asia, the Pacific Rim, or other regions may be imported into the U.S. market to compete with U.S. produced biodiesel. These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the U.S. at lower prices than U.S. based biodiesel producers. Under the RFS 2 rules, imported biodiesel is eligible and, therefore, we face competition from international producers for customers looking to meet the volumetric requirements. This could make it more challenging for us to market or sell biodiesel in the U.S., which would harm our revenues.

If automobile manufacturers and other industry groups express reservations regarding the use of biodiesel, our ability to sell biodiesel may be negatively impacted.

Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by other manufacturers or industry groups may impact our ability to market our biodiesel.

In addition, certain studies have shown that nitrogen oxide emissions increase when biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.

Several biofuels companies throughout the country have recently filed for Chapter 1l bankruptcy due to industry and economic conditions.

Unfavorable worldwide economic conditions, lack of credit, and volatile biofuel prices and feedstock costs have likely contributed to the necessity of these bankruptcy filings. Our business may be negatively impacted by the industry conditions that influenced the bankruptcy proceedings of other biofuel producers, or we may encounter new competition from buyers of distressed biodiesel properties who enter the industry at a lower cost than original plant investors.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase operating costs.

Biodiesel production facilities are subject to environmental regulations of the federal EPA and various state environmental agencies, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. Compliance with these regulations requires a significant investment of resources, including both financial resources and personnel time and expertise.

Risks Related to our Stock

There is no public market for our stock and our shares are subject to transfer restrictions, which may limit your ability to sell your stock.

There is no public market for our stock and we do not intend to apply to list our stock on a public market in the near future. In addition, shares of our Common Stock and our Series A Preferred Stock are subject to significant transfer restrictions set forth in our Certificate of Incorporation. These transfer restrictions will remain in effect until the earlier of (i) one hundred eighty (180) days after the effective date of a registration statement relating to our initial public offering or (ii) December 31, 2010, plus up to an additional one hundred eighty (180) days after the effective date on or before December 31, 2010 of a registration statement relating to our initial public offering. Both periods are subject to extension for up to 18 days. As a result, a shareholder’s ability to sell our stock is limited and our shareholders may not be able to sell their stock at all.

In the event we are sold, the holders of our Series A Preferred Stock will be entitled to receive a significant preference payment prior to any distribution to the holders of our Common Stock.

In the event of a merger, consolidation, sale of all or substantially all of the assets or liquidation of our Company, which are referred to as liquidation events, the holders of our Series A Preferred Stock are entitled to receive a preferential distribution of $13.75 per share, plus any accrued but unpaid dividends up to an aggregate per share preference amount of $16.50. Upon any of the liquidation events described above, the holders of our Series A Preferred Stock collectively would be entitled to receive approximately $222 million (assuming accrued but unpaid dividends existed to the maximum amount) prior to the distribution of any amounts to the holders of our Common Stock. In addition, the holders of shares of Series A Preferred Stock are also entitled to share ratably with the holders of our Common Stock, on an as converted to our Common Stock basis, following the preferential distribution. As a result of this liquidation preference, the holders of our Common Stock will receive less than their pro rata share upon the occurrence of a liquidation event and would receive nothing in the event that the amount involved does not exceed the aggregate liquidation preference of our Series A Preferred Stock.

We are a party to a Stockholder Agreement with certain former principal stockholders of REG pursuant to which these stockholders are able to elect all or substantially all of our directors and give these stockholders the right to cause the sale of control of us, all without the vote or consent of our other stockholders.

A few former stockholders of REG, who collectively hold a majority of our voting power are party to a Stockholder Agreement pursuant to which these stockholders have agreed to vote their shares in favor of four board nominees designated by NGP, ED&F Man, Bunge, USRG and West Central, with West Central having the right to designate five board nominees to be supported by this group of stockholders. So long as the parties to the Stockholder Agreement collectively hold a majority of our voting power, they will have the power to elect all of our directors, without regard to the vote of other stockholders. In addition, the Stockholder Agreement provides that after August 1, 2011, a majority of our Series A Preferred Stockholders that are party to the Stockholder Agreement may under certain circumstances cause all parties to the Stockholder Agreement to sell all of their shares in response to a third party offer for all of our shares or to vote their shares in favor of a third party acquisition proposal. As a result, these parties to the Stockholder Agreement may have the ability to cause a future change of control of our Company, without the consent of non-parties to the Stockholder Agreement.

We may be obligated to redeem our Series A Preferred Stock beginning in 2014.

At any time after February 26, 2014, the holders of seventy-five percent of the then outstanding shares of our Series A Preferred Stock that were issued in exchange for shares of REG preferred stock pursuant to the REG Merger Agreement may require that all or part of any of our issued and outstanding shares of Series A Preferred Stock be redeemed by us out of funds lawfully available at a price per share equal to the greater of the then fair market value of their shares, or $13.75 plus accrued interest in an aggregate amount not to exceed $16.50 per share. If all our holders of Series A Preferred Stock elect to have their shares redeemed, our obligation would be approximately $222 million. In the event we do not have funds available to satisfy any redemption request, we are obligated under the Series A Certificate of Designation to use commercially reasonable efforts to obtain funds for the redemption. In order to satisfy any redemption request, we may be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our ability to raise the funds necessary to operate our business, involve significant dilution to our holders of Common Stock or require the disposition of our key assets.

We are not able to take certain corporate actions without the prior consent of at least 75% of the holders of our Series A Preferred Stock issued to former REG preferred stockholders in the REG consolidation transaction, which places significant control in the hands of these stockholders who may have interests that conflict with our interests and the interests of our common stockholders.

We have to obtain the consent of 75% of the holders of our Series A Preferred Stock issued to former REG preferred stockholders pursuant to the REG Merger Agreement before we may:

•	issue equity securities on parity with or having a preference over the Series A Preferred Stock;

•	increase or decrease the number of authorized shares of any series of preferred stock;

•	amend our certificate of incorporation or bylaws;

•	alter or change the rights, preferences or privileges of the shares of any series of preferred stock;

•	issue, or cause any subsidiary to issue, any indebtedness, other than certain indebtedness incurred in the ordinary course of business;

•

amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of preferred stock, other than the incurrence of debt solely to fund the payment of accrued dividends on our Preferred Stock or solely to fund the redemption of our Series A Preferred Stock;

•	increase the authorized number of directors constituting our Board of Directors;

•	redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any of our shares of capital stock subject to certain exceptions;

•	declare or pay dividends or otherwise make distributions with respect to any shares of our capital stock, other than dividends on our Series A Preferred Stock;

•	declare bankruptcy, dissolve, liquidate or wind up our affairs or any subsidiary;

•

modify or change the nature of our business such that a material portion of our business is devoted to any business other than the business of (A) designing, constructing or operating facilities for biofuels, chemicals or by-products thereof and (B) procurement, manufacturing, selling, distribution, logistics, marketing or risk management related to biofuels, chemicals or by-products thereof;

•	make or permit any subsidiary to make any capital expenditure in excess of $500,000 which is not otherwise included in the annual budget previously approved by our board of directors;

•	effect any sale of assets in excess of $500,000 or merge into another entity;

•

acquire directly, or through a subsidiary, the stock or any material assets of another corporation, partnership or other person or entity for consideration valued at more than ten percent of our total assets; or

•	agree or commit to do any of the foregoing.

The interests of the holders our Series A Preferred Stock may differ significantly from the interests of our Common Stock. The holders of our Series A Preferred Stock may not take into consideration any interests other than their own when voting on any of the matters referred to above and, as a result, we and the holders our Common Stock may be harmed.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

If we issue additional shares of preferred or common stock or securities convertible into Common Stock, our stockholders may be unable to maintain their pro rata ownership of Common Stock. The issuance of additional securities may result in a reduction of the book value of the outstanding shares of our Common Stock. If we issue any such additional shares or securities convertible into or exercisable into common shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders who do not purchase such shares. Further, such issuance may result in a change of control of our Company. There is no assurance that further dilution will not occur in the future.

We do not intend to pay dividends on our Common Stock and thus stockholders must look solely to appreciation of our Common Stock to realize a gain on their investments.

Our Series A Preferred Stock accrues dividends at a rate of $0.88 per share per annum, compounded annually. So long as any accrued dividends on the Series A Preferred Stock have not been paid, we may not pay or declare any dividend or make any distribution upon or in respect of our Common Stock or other capital stock ranking on a parity with or junior to our Series A Preferred Stock. Furthermore, we currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends on our Common Stock in the foreseeable future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our Common Stock to realize a gain on their investment. This appreciation may not occur.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

10.1	Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC.

10.2	First Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC.

10.3	Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC.

10.4	REG Newton, LLC Revolving Line of Credit Note, dated March 8, 2010.

10.5	REG Newton, LLC Term Note, dated March 8, 2010.

10.6	REG Newton, LLC Mortgage, dated March 8, 2010.

10.7	Security Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC.

10.8	Corporate Guaranty (Revolving Line of Credit Loan), dated March 8, 2010.

10.9	Corporate Guaranty (Term Loan), dated March 8, 2010.

10.10	Subordination and Waiver Agreement, dated as of March 8, 2010, between AgStar Financial PCA, REG Newton, LLC, REG Marketing & Logistics Group, LLC and REG Services Group, LLC.

10.11	Environmental Indemnity Agreement, dated as of March 8, 2010, between AgStar Financial PCA and REG Newton, LLC.

10.12	Loan Agreement, dated May 9, 2008, between Blackhawk Biofuels, LLC and Fifth Third Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Blackhawk Biofuels, LLC for the quarter ended March 31, 2008.

10.13	Second Amendment to Loan Agreement by and among Fifth Third Bank and Blackhawk Biofuels, LLC dated November 25, 2009, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Blackhawk Biofuels, LLC on December 3, 2009.

10.14	Third Amendment to Loan Agreement, dated February 26, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chief Executive Officer and Director

By:	/s/ Chad Stone
Chad Stone
Principal Financial Officer

By:	/s/ Natalie Lischer
Natalie Lischer
Principal Accounting Officer