Form 10-Q
period 2010-06-30
Renewable Energy Group, Inc.
filed 2010-08-16
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-161187

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-4785427
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue Ames, Iowa	50010
(Address of principal executive offices)	( Zip code)

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

As of June 30, 2010, there was no public trading market for the Company’s common stock. There were 30,381,258 shares of the Company’s common stock and 13,455,522 shares of the Company’s Series A Preferred Stock outstanding on June 30, 2010.

Item 1.	Condensed Consolidated Financial Statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF DECEMBER 31, 2009 AND JUNE 30, 2010

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2009	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,855	$5,285
Restricted cash	2,156	—
Accounts receivable, net (includes amounts owed by related parties of $2,328 and $368 as of December 31, 2009 and June 30, 2010, respectively)	12,162	5,654
Inventories	12,840	13,575
Prepaid expenses and other assets (includes amounts paid to related parties of $269 as of December 31, 2009)	4,689	4,592

Total current assets	37,702	29,106

Property, plant and equipment, net	124,429	166,013
Property, plant and equipment, net - Seneca Landlord, LLC	—	42,106
Goodwill	16,080	85,139
Intangible assets, net	7,203	7,195
Deferred income taxes	1,500	1,500
Investments	6,149	4,445
Other assets	7,495	10,543
Restricted cash	—	2,304

TOTAL ASSETS	$200,558	$348,351

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit	$350	$900
Current maturities of notes payable	2,756	3,072
Accounts payable (includes amounts owed to related parties of $5,415 and $4,355 as of December 31, 2009 and June 30, 2010, respectively)	14,133	12,522
Accrued expenses and other liabilities (includes amounts owed to related parties of $3,436 as of June 30, 2010)	4,197	7,979
Deferred revenue	5,480	0

Total current liabilities	26,916	24,473
Unfavorable lease obligation	11,783	11,858
Preferred stock embedded conversion feature derivatives	4,104	48,552
Seneca Holdco liability, at fair value	—	7,467
Notes payable	25,749	48,747
Notes payable - Seneca Landlord, LLC	—	36,250
Other liabilities	10,015	3,765

Total liabilities	78,567	181,112

COMMITMENTS AND CONTINGENCIES (Note 17)
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 12,464,357 and 13,455,522 shares outstanding at December 31, 2009 and June 30, 2010, respectively; redemption amount $247,587 and $222,016 at December 31, 2009 and June 30, 2010, respectively)	149,122	111,443

EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 140,000,000 shares authorized; 19,575,117 and 30,381,258 shares outstanding at December 31, 2009 and June 30, 2010, respectively)	2	3
Common stock - additional paid-in-capital	15,676	77,969
Warrants - additional paid-in-capital	4,619	5,888
Accumulated deficit	(60,905)	(28,064)

Total stockholders’ equity (deficit)	(40,608)	55,796
Noncontrolling interests	13,477	—

Total equity (deficit)	(27,131)	55,796

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$200,558	$348,351

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010

(IN THOUSANDS)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
REVENUES:
Biodiesel sales	$23,098	$45,290	$36,091	$76,885
Biodiesel sales - related parties	1,413	879	3,787	2,259
Biodiesel government incentives	4,882	22	7,531	3,674

	29,393	46,191	47,409	82,818
Services	405	77	1,251	398
Services - related parties	334	69	436	610

	30,132	46,337	49,096	83,826

COSTS OF GOODS SOLD:
Biodiesel	25,688	15,969	41,810	28,237
Biodiesel - related parties	5,083	25,156	9,408	47,712
Services	220	118	753	242
Services - related parties	—	—	—	291

	30,991	41,243	51,971	76,482

GROSS PROFIT (LOSS)	(859)	5,094	(2,875)	7,344

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
(includes related party amounts of $291 and $655 for the three and six months ended June 30, 2009, respectively and $454 and $814 for the three and six months ended June 30, 2010, respectively)	7,200	5,731	12,273	10,817

IMPAIRMENT ON LONG LIVED ASSETS	—	—	—	141

LOSS FROM OPERATIONS	(8,059)	(637)	(15,148)	(3,614)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	320	5,001	1,119	5,001
Change in fair value of interest rate swap	284	116	271	188
Change in fair value of Seneca Holdco liability	—	(371)	—	(371)
Other income (includes related party amounts of $115 and $317 for the three and six months ended June 30, 2009, respectively)	111	57	2,012	90
Interest expense (includes related party amounts of $151 and $204 for the three and six months ended June 30, 2010, respectively)	(555)	(1,394)	(1,285)	(1,735)
Interest income (includes related party amounts of $180 for the six months ended June 30, 2010)	—	2	13	183
Impairment of investments	—	(400)	—	(400)

	160	3,011	2,130	2,956

INCOME (LOSS) BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	(7,899)	2,374	(13,018)	(658)
INCOME TAX BENEFIT (EXPENSE)	2,055	(2,600)	3,238	3,728
LOSS FROM EQUITY INVESTMENTS	(133)	(166)	(371)	(381)

NET INCOME (LOSS)	(5,977)	(392)	(10,151)	2,689

LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,951	—	4,902	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(4,026)	(392)	(5,249)	2,689

EFFECTS OF RECAPITALIZATION	—	—	—	8,521

LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(10,410)	(5,178)	(19,776)	(16,246)

NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(14,436)	$(5,570)	$(25,025)	$(5,036)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT) (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2010 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total
BALANCE, December 31, 2008	12,434,004	$104,607	19,305,117	$2	$57,160	$4,619	$—	$20,237	$82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,780	—	—	—	1,780
Accretion of preferred stock to redemption value	—	19,776	—	—	(19,776)	—	—	—	(19,776)
Net loss	—	—	—	—	—	—	(5,249)	(4,902)	(10,151)

BALANCE, June 30, 2009	12,464,357	$124,717	19,305,117	$2	$39,164	$4,619	$(5,249)	$15,335	$53,871

BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)

Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco , net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	18,842
Issuance of common stock in acquisitions	—	—	11,006,141	1	66,366	—	—	—	66,367
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	1,269
Issuance of common stock	—	—	500,000	—	3,015	—	—	—	3,015
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	68	—	—	—	68
Accretion of preferred stock to redemption value	—	16,246	—	—	(16,246)	—	—	—	(16,246)
Net income	—	—	—	—	—	—	2,689	—	2,689

BALANCE, June 30, 2010	13,455,522	$111,443	30,381,258	$3	$77,969	$5,888	$(28,064)	$—	$55,796

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2010

(IN THOUSANDS)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,151)	$2,689
Adjustments to reconcile net income (loss) to net cashflows from operating activities:
Depreciation expense	2,153	2,230
Amortization of intangible assets and liabilities, net	555	68
Gain on sale of property, plant & equipment	(30)	—
Benefit for doubtful accounts	(1,596)	(45)
Stock compensation expense	1,780	68
Loss from equity method investees	371	381
Deferred tax benefit	(3,238)	(3,728)
Impairment of investments	—	400
Impairment of long lived assets	—	141
Change in fair value of preferred stock conversion feature embedded derivatives	(1,119)	(5,001)
Change in fair value of Seneca Holdco liability	—	371
Distributions received from equity method investees	—	50
Expense settled with stock issuance	334	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(3,355)	8,211
Inventories	4,287	(527)
Prepaid expenses and other assets	4,613	(61)
Accounts payable	486	(5,357)
Accrued expenses and other liabilities	(1,305)	3,485
Deferred revenue	—	(5,480)
Billings in excess of costs and estimated earnings on uncompleted contracts	(111)	—

Net cash flows from operating activities	(6,326)	(2,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(5,660)	(2,064)
Proceeds from the sale of fixed assets	32	320
Change in restricted cash	4,044	152
Deconsolidation of Blackhawk	—	(206)
Cash provided through Blackhawk acquisition	—	1
Cash provided through Central Iowa Energy acquisition	—	403

Net cash flows from investing activities	(1,584)	(1,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	—
Repayments on line of credit	(1,439)	—
Cash paid on notes payable	(205)	(614)
Cash proceeds from investment in Seneca Landlord	—	4,000
Cash paid for debt issuance costs	—	(457)

Net cash flows from financing activities	(764)	2,929

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,674)	(570)

CASH AND CASH EQUIVALENTS, Beginning of period	15,311	5,855

CASH AND CASH EQUIVALENTS, End of period	$6,637	$5,285

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2010

(IN THOUSANDS)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$2,707	$579

Cash paid for interest	$937	$1,602

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization		$8,521

Accretion of preferred stock to redemption value	$19,776	$16,246

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$604	$412

Removal of cost method investee as a result of consolidation		$1,000

Issuance of common stock for debt financing cost		$3,015

Removal of equity method investee as a result of consolidation		$3,969

Property, plant and equipment acquired through the assumption of liabilities		$36,650

Assets (liabilities) acquired through the issuance of stock:
Cash		$404
Restricted cash		2,302
Other current assets		1,342
Property, plant, and equipment		87,406
Goodwill		69,059
Other noncurrent assets		231
Line of credit		(900)
Other current liabilities		(5,548)
Notes payable		(72,668)
Other noncurrent liabilities		(11,729)

		$69,899

See “Note 7 - Variable Interest Entities” for noncash items related to the deconsolidation of Blackhawk

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Six Months Ended June 30, 2009 and 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

On February 26, 2010, Renewable Energy Group, Inc. (the Company) (formerly known as REG Newco, Inc.) completed its acquisitions of REG Biofuels, Inc. (Biofuels) (formerly known as Renewable Energy Group, Inc. and REG Intermediate Holdco, Inc.) and Blackhawk Biofuels, LLC (Blackhawk) and on March 8, 2010 the Company completed its asset purchase of Central Iowa Energy, LLC (CIE) (collectively, the Acquisitions).

On February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Biofuels (the Biofuels Merger). As a result of the Biofuels Merger, each share of Biofuels’ common stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Company’s common stock, $0.0001 par value per share (the Common Stock), and each share of the Biofuels’ preferred stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Company’s Series A Preferred Stock, $0.0001 par value per share (the Series A Preferred Stock).

Also on February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Blackhawk (the Blackhawk Merger). Blackhawk was renamed REG Danville, LLC (REG Danville) immediately following the merger. As a result of the Blackhawk Merger, each outstanding Blackhawk Series A Unit (other than such units held by Biofuels or any affiliate of Biofuels) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became exercisable for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted based on the 0.4479 shares exchange ratio. The former members of Blackhawk received 132,680 shares of Series A Preferred Stock and 6,753,311 shares of Common Stock.

On March 8, 2010, the Company acquired substantially all of the assets and liabilities of CIE (CIE Asset Purchase) in exchange for an aggregate of 4,252,830 shares of Common Stock and 158,485 shares of Series A Preferred Stock. The assets and liabilities were acquired from CIE by REG Newton, LLC (REG Newton), a wholly owned subsidiary of the Company.

On April 9, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. See “Note 6 – Acquisitions” for a description of the Acquisitions and their accounting treatment.

See “Note 18 – Subsequent Events” for a description of subsequent events through the date the financial statements were issued, including the acquisition of substantially all the assets of Tellurian Biodiesel, Inc. and American BDF, LLC.

Prior to February 26, 2010, the Company refers to the business, results of operation and cash flows of Biofuels, which is considered the accounting predecessor to the Company. For the period after February 26, 2010, the Company refers to the business, results of operation and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Biofuels, REG Danville, and REG Newton.

Nature of Business

As of June 30, 2010, the Company owned biodiesel production facilities with 122 million gallons per year (mmgy) of production capacity. Additionally, the Company leases a 60 mmgy biodiesel facility in Seneca, Illinois from a consolidated variable interest entity (see Note 6 – Acquisitions).

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and its inability to obtain bond financings. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects. The Company’s New Orleans facility has a GoZone Bond allocation of up to $100,000 in order to finance the completion of the construction of that facility and possibly related facilities. This allocation has been extended through December 14, 2010. The city incentive package for the Emporia construction project has been renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the projected gross cash flows of the projects, if the projects were to be completed, the Company determined that no impairment has occurred.

Through the date of the financial statements, the Company managed four other biodiesel production facilities owned primarily by independent investment groups with an aggregate of 150 mmgy capacity (hereafter referred to as Network Plants). For each of these facilities, the Company has entered into a Management and Operational Services Agreement (MOSA). Under the MOSA, the Company is responsible for procuring the necessary feedstock and other inputs for the facility, and marketing and selling the finished biodiesel product under the Company’s brand. In addition to the biodiesel produced at the Company’s owned and managed plants, the Company also purchases and sells biodiesel produced by third parties. In 2009, the Company provided notice to five networks facilities that it would be terminating services under the MOSAs twelve months from the date notice was provided as permitted by the MOSAs. The Company intends to renegotiate MOSAs with these facilities and will be seeking a higher management fee payable to REG. However, there is no assurance the facilities will agree to the terms we intend to propose. Of the five cancellation notices given in 2009, the Company is aware of two facilities that do not plan to renew the MOSA, the Company is still in negotiations with two facilities regarding continued services and another facility was purchased through an asset purchase agreement.

The biodiesel industry and the Company’s business have been dependent on the continuation of certain federal and state incentives and mandates. The federal biodiesel tax credit expired on December 31, 2009, and, as of the date of the financial statements, Congress has not yet acted to reinstate the credit. As a result, the incentives to the biodiesel industry may not continue beyond the expired date or, if they continue, the incentives may not be at the same level. The failure to reenact, revocation or amend the federal incentive program could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $4,882 and $7,531 for the three and six months ended June 30, 2009, respectively, and $22 and $3,674 for the three and six months ended June 30, 2010, respectively. The Company does not expect to have significant biodiesel tax credit revenues until the reinstatement of the credit.

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

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to various Company entities totaling $2,156 and $2,304 as of December 31, 2009 and June 30, 2010, respectively, which have been restricted in accordance with the terms of the loan agreement.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of December 31, 2009 and June 30, 2010 include adjustments to reduce inventory to the lower of cost or market in the amount of $194 and $668, respectively. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to soybean oil inventory and biodiesel inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable.

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

Valuation of Preferred Stock Conversion Feature Embedded Derivatives

As stated in “Note 1 – Organization, Presentation and Nature of the Business”, in connection with the Biofuels Merger, all outstanding shares of Biofuels preferred stock were converted into Company Series A Preferred Stock.

The Series A Preferred Stock terms provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not to exceed $16.50 per share, or (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815, the Company is required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded provision within the contract contains all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

The Company has determined that the conversion feature of the Series A Preferred Stock (the former Biofuels preferred stock) is an embedded derivative because the redemption feature allows the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock, which effectively provides the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

Accordingly, upon issuance of the Series A Preferred Stock, the Company recorded a liability representing the estimated fair value of the right of holders of the Series A Preferred Stock to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded in change in fair value of the Series A Preferred Stock conversion feature embedded derivatives in the Company’s statements of operations.

The Company uses the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in each series of Biofuels preferred stock prior to February 26, 2010 and the Series A Preferred Stock as of and subsequent to February 26, 2010. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate, and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	December 31, 2009	February 26, 2010	June 30, 2010

Expected volatility	50.00%	40.00%	40.00%
Risk-free rate	0.89%	4.40%	3.70%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova Biofuels, LLC (See Note 6 – Acquisitions), the Company has the option to purchase (Call Option) and Seneca Holdco, LLC has the option to require the Company to purchase (Put Option) the membership interest of Seneca Landlord, LLC whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has valued the amounts financed by Seneca Holdco, LLC, the Put Option, and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of the Company’s equity, (ii) expectations regarding future changes in the value of the Company’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as management has determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	April 9, 2010	June 30, 2010

Expected volatility	50.00%	50.00%
Risk-free rate	4.60%	3.70%
Probability of IPO (proceeds over $50 million)	60.00%	60.00%

Preferred Stock Accretion

Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the then issued and outstanding preferred stock would become redeemable, the Company commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the Biofuels preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities.

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

Accretion of $10,410 and $19,776 for the three and six months ended June 30, 2009, respectively, and $5,178 and $16,246 for the three and six months ended June 30, 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

Valuation of the Company’s Equity

The Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach—Discounted Cash Flow (DCF) method. The value derived using this approach was supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

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

Discount rates utilized in the Company’s DCF model are as follows:

	December 31, 2009	February 26, 2010	June 30, 2010
Discount rate	13.00%	15.00%	15.00%

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including applicable construction-period interest, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years
Computers and office equipment	5 years
Office furniture and fixtures	7 years
Machinery and equipment	10-30 years
Leasehold improvements	the lesser of the lease term or 30 years
Buildings and improvements	30-40 years

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is reviewed annually by reporting unit for impairment or between annual periods when management believes impairment indicators exist. If the carrying value of the reporting unit goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the reporting unit goodwill. Fair value is determined using a discounted cash flow methodology involving a significant level of judgment in the assumptions used. Changes to the Company’s strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. There was no impairment of goodwill recorded in the periods presented. Goodwill relating to the Blackhawk Merger and CIE Asset Acquisition was initially recorded in the first quarter 2010 and was finalized during the second quarter of 2010.

The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Ending balance - December 31, 2008	$—	$16,080	$16,080
Acquisitions	—	—	—

Ending balance - June 30, 2009	$—	$16,080	$16,080

Ending balance - December 31, 2009	$—	$16,080	$16,080
Blackhawk Biofuels acquisition	43,896	—	43,896
CIE acquisition	25,163	—	25,163

Ending balance - June 30, 2010	$69,059	$16,080	$85,139

Revenue Recognition

The Company recognizes revenues from the following sources:

•	the sale of biodiesel and its co-products — both purchased and produced by the Company

•	fees received from federal and state incentive programs for renewable fuels

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities

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

Stock-Based Compensation

The Company has two stock incentive plans. On July 31, 2006, the Biofuels Board of Directors (Biofuels Board) approved the 2006 Stock Incentive Plan. On May 6, 2009, the Company Board of Directors (Company Board) approved the 2009 Stock Incentive Plan. Eligible award recipients are employees, non-employee directors and advisors. The Company accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense was recorded for stock options awarded to employees and non-employee directors in return for service. The expense was measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. The Company recorded expense based upon the vesting schedule of the awards.

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

During the three and six months ended June 30, 2010 the Company did not record an income tax benefit or expense related to its operations as all amounts were offset by a related change in the valuation allowance. Deferred tax liabilities were recorded during the six months ended June 30, 2010 as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is in effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements and the Company does not anticipate the remaining disclosures will have a material effect on the Company’s financial statements.

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

On March 8, 2010, the Company issued 4,252,830 shares of Common Stock to CIE and to Houlihan Smith & Company in connection with the purchase of substantially all CIE company assets.

On April 9, 2010, the Company issued 500,000 shares of Common Stock to West LB in connection with the issuance of a Revolving Credit Agreement to the Company.

Common Stock Warrants

Under the warrants, the holder may purchase one share of Common Stock for each warrant held for various purchase prices per share. The warrant holder may “net exercise” the warrants and use the common shares received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination, or other recapitalization.

NOTE 4 — REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of preferred stock with a par value of $0.0001. The Company Board has the discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 6 – Acquisitions” for information related to the cancellation of all outstanding Biofuels preferred stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued in exchange for shares of the Series A, Series AA, Series B or Series BB Biofuels Preferred Stock, pursuant to the Biofuels Merger agreement (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. Dividends previously accrued on the Biofuels preferred stock were forgone in connection with the Biofuels Merger and issuance of the Series A Preferred Stock. There were $33,388 of Biofuels preferred stock dividends in arrears as of December 31, 2009 and $4,073 of the Series A Preferred Stock dividends in arrears as of June 30, 2010.

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

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at the then applicable conversion ratio on the date:

a)	of a closing of the sale of shares of Common Stock at a level at or exceeding $22.00, in a Qualified Pulic Offering (QPO), requiring aggregate proceeds to the Company of at least $40 million, or

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

On March 8, 2010, the Company issued 158,485 shares of Series A Preferred Stock to CIE and to Houlihan Smith & Company in connection with the purchase of substantially all of CIE company assets.

NOTE 5 — BLACKHAWK

On May 9, 2008 the Company was party to a transaction, whereby Blackhawk purchased a 45 mmgy biodiesel production facility under construction located in Danville, Illinois from Biofuels Company of America, LLC. Blackhawk received the plant assets under construction and assumed a term construction loan with principal outstanding of $24,650 in exchange for $5,250 in cash and 1,980,488 shares of Common Stock of the Company set forth in the purchase agreement at $10.25 per share. Additionally, the Company issued 127,273 shares of Series B Preferred Stock with a per share value of $11.00 as established in the purchase agreement, to Bunge North America, Inc. (Bunge) on behalf of Blackhawk. In exchange for the Series B Preferred Stock Blackhawk entered into a soy oil supply agreement with Bunge. In exchange for the Biofuels Common and Biofuels Preferred Stock issued, the Company received a subordinated convertible note from Blackhawk with a par value of $21,700.

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

As a result of the consolidation, all accounts of Blackhawk have been included with the Company’s financial statements as of May 9, 2008, the date of the transaction. As required by ASC Topic 810 the assets, including cash of $2,225, and liabilities consolidated by the Company were recorded at their relative fair values. The fair value of the Biofuels Common and Biofuels Preferred Stock transferred as consideration was determined as further discussed in “Note 2 – Summary of Significant Accounting Policies” and is summarized as follows:

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

NOTE 6 — ACQUISITIONS

On February 26, 2010, the Company completed its mergers with Biofuels and Blackhawk and on March 8, 2010 the Company completed the asset purchase of CIE. The Company also completed the asset purchase of Nova Biosource Fuels, Inc. on April 8, 2010.

REG Biofuels, Inc.

On February 26, 2010, the Company completed its merger with Biofuels.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 20, 2009, dated and effective as of the original execution date, May 11, 2009, REG Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company was merged with and into Biofuels. Upon consummation of the merger, Biofuels became a wholly owned subsidiary of the Company. At the closing, each share of Biofuels’ Common Stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Common Stock, $0.0001 par value per share, and each share of Biofuels’ preferred stock issued and outstanding immediately prior to the effective time was converted into the right to receive one share of the Series A Preferred Stock, $0.0001 par value per share.

The Company accounted for the Biofuels Merger as a business combination in accordance with ASC Topic 805. When accounting for the exchange of shares between entities under common control, the entity that receives the net assets shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

As the transaction was accounted for with carryover basis, no goodwill was recognized in conjunction with the Biofuels Merger, and no significant contingent assets or liabilities were acquired or assumed in the Biofuels Merger.

Blackhawk Biofuels LLC

On February 26, 2010, the Company completed the Blackhawk Merger.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 21, 2009, dated and effective as of the original execution date, May 11, 2009, REG Danville, LLC, a wholly owned subsidiary of the Company, was merged with and into Blackhawk. Upon consummation of the merger, Blackhawk became a wholly owned subsidiary of the Company and changed its name to REG Danville, LLC. Pursuant to the Blackhawk Merger, each outstanding Blackhawk Series A Units (other than such units held by Biofuels or any affiliate of Biofuels) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became exercisable for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted appropriately based on the 0.4479 shares exchange ratio. The former members of Blackhawk have received 132,680 shares of Series A Preferred Stock and 6,753,311 shares of Common Stock.

As of the date the financial statements were issued for the three months ended March 31, 2010, the Company was still in the process of determining the acquisition price of Blackhawk. The actual allocation of the recorded amounts of the Blackhawk Merger consideration transferred and the recognized amounts of the assets acquired and liabilities assumed were later determined during the three months ended June 30, 2010 based on the final appraisals and evaluation and estimations of fair value as of the acquisition date.

The following table summarizes the preliminary and final allocations of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Preliminary Allocation at February 26, 2010	Adjustments to Purchase Price Allocation	Final Allocation at February 26, 2010
Assets (liabilities) acquired:
Cash	$1	$—	$1
Restricted cash	2,002	—	2,002
Other current assets	638	221	859
Property, plant and equipment	61,969	(6,716)	55,253
Goodwill	39,933	3,963	43,896
Other noncurrent assets	231	—	231
Line of credit	(350)	—	(350)
Other current liabilities	(3,621)	—	(3,621)
Notes payable	(48,677)	(66)	(48,743)
Other noncurrent liabilities	(9,105)	2,598	(6,507)

Fair value of common and preferred stock issued	$43,021	$—	$43,021

The adjustments to the preliminary purchase price allocation recorded during the three months ended June 30, 2010 did not have a material impact on the condensed consolidated statement of operations.

There were no changes to the preliminary acquisition price summarized as follows:

	Final Value at February 26, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Warrants	$1,269	$3.78
Common Stock	40,721	$6.03
Series A Preferred	1,031	$7.77

Total	$43,021

Since all of REG Danville’s revenues for the period from February 26, 2010 through June 30, 2010 consisted entirely of tolling fees from REG Marketing & Logistics Group, LLC (REG Marketing), they were eliminated on a consolidated basis. The net loss generated by REG Danville for the three and six months ended June 30, 2010 included in the condensed consolidated statement of operations was $2,997 and $4,037, respectively.

Central Iowa Energy LLC

On March 8, 2010, the Company completed its acquisition of substantially all of the assets of CIE.

Pursuant to the Second Amended and Restated Asset Purchase Agreement, executed November 20, 2009, dated and effective as of the original execution date, May 8, 2009, REG Newton, LLC, a wholly owned subsidiary of the Company, acquired substantially all assets and liabilities of CIE. At closing, the Company delivered to CIE an aggregate of 158,485 shares of Series A Preferred Stock and 4,252,830 shares of Common Stock.

As of the date the financial statements were issued for the three months ended March 31, 2010, the Company was still in the process of determining the acquisition price of CIE. The actual allocation of the recorded amounts of the CIE Asset Purchase consideration transferred and the recognized amounts of the assets acquired and liabilities assumed were later determined during the three months ended June 30, 2010 based on the final appraisals and evaluation and estimations of fair value as of the acquisition date.

The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Final Allocation at March 8, 2010
Assets (liabilities) acquired:
Cash	$403
Restricted cash	300
Other current assets	483
Property, plant and equipment	32,153
Goodwill	25,163
Line of credit	(550)
Other current liabilities	(1,927)
Notes payable	(23,925)
Other noncurrent liabilities	(5,222)

Fair value of common and preferred stock issued	$26,878

There were no adjustments to the preliminary purchase price allocation during the three months ended June 30, 2010.

There were no changes to the preliminary acquisition price summarized as follows:

	Final Value at March 8, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$25,645	$6.03
Series A Preferred	1,233	$7.77

Total	$26,878

Since all of REG Newton’s revenues for the period from February 26, 2010 through June 30, 2010 consisted entirely of contract manufacturing fees from REG Marketing, they were eliminated on a consolidated basis. The net loss generated by REG Newton for the three and six months ended June 30, 2010 included in the condensed consolidated statement of operations was $754 and $1,318, respectively.

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2009 and January 1, 2010, respectively:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Revenues	$30,894	$46,337	$51,995	$83,980
Net loss	$(6,977)	$(392)	$(13,308)	$(356)

Nova Biosource Fuels, Inc.

On April 8, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to a wholly owned subsidiary of Biofuels, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). The assets of Nova Seneca and Nova Technologies (the Seneca Assets), including the 60 mmgy biodiesel facility located in Seneca, Illinois (Seneca Facility) was acquired from Chapter 11 debtors in possession initially by the Company and immediately thereafter was sold to an entity owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. These stockholder parties facilitated the transactions described above by, among other things, creating Seneca Landlord, LLC (Landlord), agreeing to invest $4,000 for repairs to the Seneca Facility and in consideration therefore received guarantees of certain payments and other obligations from the Company described below.

REG Seneca and Landlord entered into a Lease Agreement that governs REG Seneca’s lease of the Seneca Facility from Landlord. The Lease has a term of 7 years on a net lease basis covering the debt service on $36,250 of mortgage indebtedness against the Seneca Facility, as well as taxes, utilities, maintenance and other operating expenses.

REG Seneca will pay Landlord a $600 per year fee (Fee), payable $150 per quarter, which is guaranteed by the Company. During the term of the lease, Seneca Holdco has a put option to the Company of the Landlord equity interests after one year, April 8, 2011, provided the Company has a minimum excess net working capital (as defined) of 1.5 times the put/call price. During this time, the Company also has a call option of the Landlord equity interests. The put/call price is the greater of three times the initial investment or an amount yielding a 35% internal rate of return. If the put/call is exercised within three years, the Fee and distributions in the first three years are credited to the put/call price. At the time the put or call is exercised, the Company will issue 150,000 shares of Common Stock to Seneca Holdco.

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

The Company determined that the Seneca Assets do not constitute a business as defined under ASC Topic 805 on the basis that the Seneca Assets are not an integrated set of activities or assets that are capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the purchase of the Seneca Assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

See “Note 7 – Variable Interest Entities” for information on the accounting of the aforementioned transaction.

NOTE 7 — VARIABLE INTEREST ENTITIES

In June 2009, the FASB amended its guidance on accounting for VIEs through the issuance of ASU No. 2009-17. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative analysis to determine the PB of a VIE, requires continuous assessments of whether an enterprise is the PB of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for the Company on January 1, 2010 and was applied prospectively.

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

Upon deconsolidation the Company has accounted for its interests in Blackhawk using the fair value options available under ASC Topic 825, Financial Instruments, since January 1, 2010. The following table represents the deconsolidating entries as of January 1, 2010:

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

The Company has invested in four network plants owned by independent investment groups that the Company manages under Management and Operational Services Agreements (MOSA). Those companies are SoyMor Biodiesel, LLC, Western Iowa Energy, LLC, Western Dubuque Biodiesel, LLC, CIE and East Fork Biodiesel, LLC. See “Note 9 – Investments” for the investment amounts and the related condensed financial information of these investments. In addition, the Company has a seat on the board of one of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the PB and does not consolidate these VIE’s.

The Company has 50% ownership in 416 S. Bell, a joint venture where control is equally shared. The Company determined that neither partner in the joint venture has the power to direct the activities that most significantly impact the economic performance of the joint venture individually. As a result, the Company is not the PB and does not consolidate this VIE.

The carrying values and maximum exposure for all unconsolidated VIE’s as of June 30, 2010 are as follows:

Investment:	Investments	Maximum Exposure
SoyMor	$1,236	$1,243
WIE	576	601
WDB	2,049	2,051
416 S Bell	584	3,014

	$4,445	$6,909

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the PB (ASC Topic 810). See “Note 6 – Acquisitions” for a description of the acquisition. The Company has a put/call option with Seneca Holdco to purchase Landlord and currently leases the plant for production of biodiesel both of which represent a variable interest in Landlord that are significant to the VIE. Although the Company does not have an ownership interest in Seneca Holdco, it was determined that the Company is the PB due to the related party nature of the entities involved; the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of Landlord that ultimately gives the Company the majority of the benefit from the use of Seneca’s assets. The Company has elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put and call options (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction will be recorded in earnings. Those assets are owned by, and those liabilities are obligations of, Landlord, not the Company.

As of the date the financial statements were issued, the Company was still in the process of determining the allocation of acquired net assets as of April 8, 2010. The actual valuation of the net assets acquired will be based on the final fair value valuation.

The following summarizes the preliminary assets and liabilities recorded by the Company at fair value as a result of the transaction and subsequent consolidation of Landlord:

Preliminary Allocation at April 8, 2010
Assets (liabilities) acquired:
Cash	$4,000
Property, plant and equipment	39,746
Current liabilities	(400)
Seneca Holdco liability	(7,096)
Notes payable	(36,250)

Fair value of consideration	$—

NOTE 8 — INVENTORIES

Inventories consist of the following:

	December 31, 2009	June 30, 2010
Raw materials	$743	$3,657
Work in process	22	129
Finished goods	12,075	9,789

Total	$12,840	$13,575

NOTE 9 — INVESTMENTS

Investments consist of the following:

	December 31, 2009		June 30, 2010
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	9%	$1,354	9%	$1,236
WIE***	2%	602	2%	576
WDB	8%	2,195	8%	2,049
416 S Bell	50%	598	50%	584
CIE*	4%	1,000
EFB****	4%	400	0%	—

Total**		$6,149		$4,445

*	During the first quarter of 2010, the Company purchased Central Iowa Energy LLC (See Note 6 – Acquisitions). Through the purchase price allocation, the Company eliminated its investment in Central Iowa Energy.
**	The investments include a deferred tax asset of $677 fully offset by a valuation allowance.
***	As of May 2010, the investment was converted from an equity method to cost method investment due to the Company no longer having the ability to significantly influence the operations of WIE.
****	As of June 2010, the Company impaired the remaining investment amount of $400.

The condensed financial information of equity method investments is as follows:

			December 31, 2009	June 30, 2010
CONDENSED BALANCE SHEET:
Total current assets			$15,530	$11,649

Total noncurrent assets			$90,846	$60,123

Total current liabilities			$31,260	$31,230

Total noncurrent liabilities			$9,303	$5,694

CONDENSED STATEMENT OF OPERATIONS:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Sales	$13,863	$2,667	$19,077	$6,378
Costs of goods sold	(12,860)	(123)	(19,025)	(5,201)
Operating and other expenses	(1,763)	(3,746)	(3,165)	(5,274)

Net loss	$(760)	$(1,202)	$(3,113)	$(4,097)

NOTE 10 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2009	June 30, 2010
Accrued property taxes	$792	$1,194
Accrued employee compensation	858	1,419
Accrued interest	193	325
Unfavorable lease obligation, current portion	1,829	1,129
Cash advances	—	3,436
Other	525	476

Total	$4,197	$7,979

Other noncurrent liabilities consist of the following:

	December 31, 2009	June 30, 2010
Fair value of interest rate swap	$1,031	$893
Liability for unrecognized tax benefits	1,500	1,500
Deferred grant revenue	—	745
Straight-line lease liability	—	627
Deferred credit related to investment in Blackhawk	7,484	—

Total	$10,015	$3,765

As a result of the merger with Blackhawk on February 26, 2010, the Company recognized a deferred tax asset and an associated deferred credit related to excess taxable basis over book basis on its investment in Blackhawk. The Company reflected the related amounts on its consolidated balance sheet as of December 31, 2009 as the acquisition represented a recognizable subsequent event that will reverse in the foreseeable future. The deferred credit was reversed through retained earnings (accumulated deficit) on January 1, 2010 upon adoption of ASU 2009-17 resulting in the deconsolidation of Blackhawk.

The unfavorable lease obligation consists of the following:

	December 31, 2009	June 30, 2010
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	—	(625)

Total unfavorable lease obligation	13,612	12,987
Current portion	(1,829)	(1,129)

	$11,783	$11,858

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit (expense) of $(257) and $(314) for the three and six months ended June 30, 2009, respectively, and $362 and $625 for the three and six months ended June 30, 2010, respectively, for noncurrent liabilities is included in the cost of biodiesel sales.

Estimated amortization benefit as of June 30, 2010 for the fiscal year ending December 31 is as follows:

2010	$566
2011	1,129
2012	1,129
2013	1,129
2014	1,129
Thereafter	7,905

$12,987

On May 1, 2010, the Company amended its lease of a terminal facility in Houston, Texas. The amended agreement is through December 2021 and changes the monthly lease payment. For the year ending December 31, 2010, the fixed payment is reduced from $515 to $165. For the year ending December 31, 2011, the fixed monthly lease payment will increase on a quarterly basis throughout the year resulting in monthly lease payments of $215, $275, $350 and $450. From January 1, 2012, and continuing thereafter, the monthly lease payment will be $515, subject to escalation, on an annual basis, utilizing the producer price index. Due to the scheduled increase in lease payments over the life of the lease, the Company is recording a straight-line lease liability related to the monthly payments pursuant to ASC Topic 840, Leases (ASC Topic 840). The straight-line lease liability is recorded in other liabilities on the condensed balance sheet.

NOTE 11 — BORROWINGS

Notes payable includes term loans obtained in conjunction with the purchase of the Blackhawk biodiesel production facility located in Danville, Illinois (See “Note 5 – Blackhawk”). Amounts outstanding as of December 31, 2009 and June 30, 2010 of $24,445 require interest to be accrued based on 30 day LIBOR plus 400 basis points through December 31, 2009 and June 30, 2010, (effective rate at December 31, 2009 and June 30, 2010 of 4.23% and 4.35%, respectively). Monthly principal payments of $205 plus applicable interest were required beginning April 2009 with the remaining principal and interest due at maturity on November 3, 2011. Blackhawk paid the April 2009 payment timely as scheduled. On November 25, 2009, Blackhawk signed an amendment (Second Amendment) to the loan agreement to defer May through December principal payments. Additionally, the Second Amendment required monthly fixed payments of $135 plus interest to commence on January 1, 2010.

Blackhawk did not make the scheduled principal and interest payments as aforementioned. On February 26, 2010, Blackhawk entered into an amendment (Third Amendment) with the bank, which defers monthly principal payments until July 1, 2010. The Third Amendment also modified certain financial covenants contained in the Loan Agreement. The Illinois Finance Authority guarantees 60.85% of the term loan and the remaining amount is secured by all plant assets owned by REG Danville. REG Danville is required to make monthly interest payments. In addition to these monthly payments, as a result of the amendment to the loan agreement, REG Danville is required to make annual principle payments equal to 50% of REG Danville’s Excess Cash Flow (50% Excess Payment) with respect to each fiscal year until $2,500 has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow.

In May 2008 Blackhawk entered into a pay-fixed/receive-variable interest rate swap agreement that effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $1,031 and $893 at December 31, 2009 and June 30, 2010, respectively, and is recorded in other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

REG Danville also has a revolving line-of-credit with an aggregate borrowing capacity of $5,000 which expired on December 31, 2009. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30 day LIBOR plus 300 basis points as determined at the election of REG Danville at the time of borrowing and is secured by all plant assets owned by REG Danville. Borrowings outstanding under the line-of-credit were $350 and $350 as of December 31, 2009 and June 30, 2010, respectively.

In March 2010, REG Newton obtained a revolving line-of-credit (AgStar Line) with an aggregate borrowing capacity of $2,350 which will expire on March 7, 2011. The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2010 of 5.00%). Borrowings outstanding under the line-of-credit were $550 as of June 30, 2010.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced the term debt (AgStar Loan). Amounts outstanding as of June 30, 2010 of $23,610 require interest to be accrued based on 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2010 of 5.00%). The debt is secured by all plant assets owned by REG Newton. The Company has guaranteed the obligations under the AgStar Line and has a limited guarantee related to the obligations under the AgStar Loan; which provide that the company will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. REG Newton is required to make interest only payments on a monthly basis through September 2011. Beginning in October 2011, REG Newton will be required to make principal and interest payments until the maturity date of March 8, 2013. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account (Debt Reserve) equal to 12 monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12 months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6,000, up to $500 in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end.

On April 9, 2010, REG Marketing & Logistics Group, LLC and REG Services, together with the Company as guarantor, (the WestLB Loan Parties) entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the WestLB Revolver is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the WestLB Revolver are limited to the amount of certain qualifying assets of the WestLB Loan Parties that secure amounts borrowed. The WestLB Revolver requires the WestLB Loan Parties to maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for base rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of REG Marketing & Logistics Group, LLC and REG Services. As of the date of the financial statements, no amounts were outstanding under the WestLB Revolver. The Company has drawn on the line of credit subsequent to the financial statement date.

On April 9, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Base Rate Loan through June 30, 2010 (effective rate at June 30, 2010 of 5.75%). Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201 with remaining unpaid principal due at maturity on April 8, 2010. The note payable is secured by the property located at the Seneca location. The balance of the note as of June 30, 2010 is $36,250.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of June 30, 2010 with exception to the REG Danville line-of-credit and term debt. REG Danville is in default of the agreement as the line-of-credit expired on December 31, 2009 and there remains a $350 outstanding balance. REG Danville is in the process of renegotiating the line of credit with the bank. REG Danville received a letter from the bank waiving the financial covenants on the term debt.

Maturities of the borrowings are as follows for the years ending June 30:

2011	$3,072
2012	25,701
2013	25,094
2014	2,767
2015	2,762
Thereafter	28,673

Total	88,069
Less: current portion	(3,072)

$84,997

NOTE 12 — STOCK-BASED COMPENSATION

Renewable Energy Group:

On July 31, 2006, the Biofuels Board approved the 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan provides for 2,500,000 shares of Biofuels Common Stock to be available for option grants. Option grants are awarded at the discretion of the board. Options expire ten years from the date of the grant. There are no performance conditions associated with the options.

The Biofuels Common Stock options are generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The following table summarizes information about Biofuels Common Stock options granted, exercised, forfeited, vested and exercisable:

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - December 31, 2009	2,208,552	$9.54	6.8 years
Forfeited	(5,500)

Options outstanding - June 30, 2010	2,203,052	$9.54	6.3 years

Options exercisable - June 30, 2010	2,189,563	$9.54	6.3 years

Twenty-five percent of the options issued to Biofuels employees vested on the date of grant and the remaining options vest evenly on a monthly basis over the next three years. West Central board members were granted 110,000 options which vested 100% on the date of grant. Two Board Members were granted 25,000 options each which vest ratably by quarter over a three year term.

Subject to the terms of the stock incentive plan agreement, in the event of a change of control of the Company, the options become fully exercisable. In connection with a change of control, Biofuels, at its discretion, may cancel options in exchange for a payment per share in cash of an amount equal to the excess, if any, of the change of control price per share over the exercise price of the option.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

On May 6, 2009, the Company Board approved the 2009 Stock Incentive Plan (the 2009 Plan). The 2009 Plan provides for 5,400,000 shares of Company Common Stock to be made issuable or distributable under the plan. Restricted stock or restricted stock units are awarded at the discretion of the board. Restricted stock units may not be sold, transferred, pledged, assigned, or otherwise alienated until the lapse of the period of restriction, which is defined as a period shall not be less than three years but may lapse ratably over such three year period unless otherwise expressly provided. No awards have been issued under the 2009 Plan as of June 30, 2010.

The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The restricted stock units issued will cliff vest at the earlier of an expressly provided service or performance conditions or at the end of the three year service period from the grant date.

Stock-based compensation cost relating to the stock options were $889 and $1,780 for the three and six months ended June 30, 2009, respectively and $32 and $68 for the three and six months ended June 30, 2010, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses.

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

On February 26, 2010, the Blackhawk stock-based compensation plan was cancelled due to the merger with the Company. The outstanding options at the time of the merger were converted into Common Stock warrants of the Company.

NOTE 13 — RELATED PARTY TRANSACTIONS

Related parties include certain investors as well as entities in which the company has an equity method investment or an investment combined with a MOSA or board seat. Investors defined as related parties include (i) the investor having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) the investor holding a board seat on the Company’s board of directors.

Summary of Related Party Transactions

		Three Months Ended June 30, 2009		Three Months Ended June 30, 2010		Six Months Ended June 30, 2009		Six Months Ended June 30, 2010
	Revenues - Biodiesel sales	$1,413	(a)	$879	(a)	$3,787	(a)	$2,259	(a	)
	Revenues - Services	$334	(b)	$69	(b)	$436	(b)	$610	(b	)
	Cost of goods sold - Biodiesel	$5,083	(c)	$25,156	(c)	$9,408	(c)	$47,712	(c	)
	Cost of goods sold - Services	$—	(d)	$—	(d)	$—	(d)	$291	(d	)
	Selling, general, and administrative expenses	$291	(e)	$454	(e)	$655	(e)	$814	(e	)
	Other income	$115	(f)	$—	(f)	$317	(f)	$—	(f	)
	Interest expense	$—	(g)	$151	(g)	$—	(g)	$204	(g	)
	Interest revenue	$—	(h)	$—	(h)	$—	(h)	$180	(h	)

(a)	Represents transactions with related parties as follows:
	West Central	$3		$3		$3		$5
	E D & F Man	1,375		876		3,744		2,254
	Network Plants	35		—		40		—

		$1,413		$879		$3,787		$2,259

(b)	Represents transactions with Network Plants
(c)	Represents transactions with related parties as follows:
	West Central	$4,921		$511		$9,109		$6,446
	Network plants	—		—		—		1,493
	Bunge	—		24,645		—		39,773
	E D & F Man	162		—		299		—

		$5,083		$25,156		$9,408		$47,712

(d)	Represents transactions with Network Plants
(e)	Represents transactions with related parties as follows:
	West Central	$54		$47		$239		$93
	416 S. Bell, LLC	172		86		345		172
	Bunge	—		272		—		472
	E D & F Man	65		49		71		77

		$291		$454		$655		$814

(f)	Represents transactions with ED&F Man
(g)	Represents transactions with related parties as follows:
	West Central	$—		$32		$—		$77
	Bunge	—		119		—		127

		$—		$151		$—		$204

(h)	Represents transactions with Blackhawk Biofuels

Summary of Related Party Balances

		As of December 31, 2009			As of June 30, 2010
	Accounts receivable	$2,328	(a	)	$368	(a	)
	Prepaid inventory	$269	(b	)	$—	(b	)
	Accounts payable	$5,415	(c	)	$4,355	(c	)
	Accrued expenses and other liabilities	$—	(d	)	$3,436	(d	)

(a)	Represents balances with related parties as follows:
	West Central	$123			$122
	Network Plants	1,065			148
	Bunge	24			—
	E D & F Man	1,116			98

		$2,328			$368

(b)	Represents balances with Bunge
(c)	Represents balances with related parties as follows:
	West Central	$2,951			$510
	Network Plants	2,293			141
	Bunge	127			3,665
	E D & F Man	44			39

		$5,415			$4,355

(d)	Represents balances with Bunge

West Central Cooperative

The Company purchases once-refined soy oil from West Central. Purchases from West Central were $4,921 and $9,109 for the three and six months ended June 30, 2009, respectively. The Company’s purchases were $511 and $6,446 for the three and six months ended June 30, 2010, respectively. The Company also had co-product sales which totaled $3 for the three and six months ended June 30, 2009, respectively, and $3 and $5 for the three and six months ended June 30, 2010, respectively.

West Central leases the land under the Company’s production facility at Ralston, Iowa to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $10 and $20 for the three and six months ended June 30, 2009, respectively, and $10 and $20 for the three and six months ended June 30, 2010, respectively.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $44 and $219 for the three and six months ended June 30, 2009, respectively, and $37 and $73 for the three and six months ended June 30, 2010, respectively.

In addition to the amounts above, the Company recorded interest expense of and $32 and $77 for the three and six months ended June 30, 2010, respectively.

Accounts receivable includes net balances due from West Central of $123 and $122 at December 31, 2009 and June 30, 2010, respectively. Accounts payable includes net balances due to West Central of $2,951 and $510 at December 31, 2009 and June 30, 2010, respectively.

Bunge North America

The Company purchases feedstocks for the production of biodiesel. Purchases from Bunge were $0 for the three and six months ended June 30, 2009, respectively, and $24,645 and $39,773 for the three and six months ended June 30, 2010, respectively.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The agreement is a three-year term and either party has the ability to cancel the agreement after the term ends. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $120 and $240 for the three and six months ended June 30, 2010, respectively. The Company incurred $119 and $127 in interest expense for the three and six months end June 30, 2010, related to the purchase and resale of biodiesel. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. The Company incurred $152 and $232 in incentive fees for the three and six months ended June 30, 2010, respectively.

The Company has accounts receivable due from Bunge of $24 and $0 as of December 31, 2009 and June 30, 2010, respectively. The Company has prepaid inventory balance of $269 and $0 as of December 31, 2009 and June 30, 2010, respectively. The Company has accounts payable due to Bunge of $127 and $3,665 as of December 31, 2009 and June 30, 2010, respectively. The Company has accrued expenses and other liabilities of $3,436 as of June 30, 2010.

E D & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s then wholly owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. For the three and six months ended June 30, 2009, fees of $65 and $71, respectively, were paid according to the agreement. For the three and six months ended June 30, 2010, fees of $49 and $77, respectively, were paid. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party. The Company also has entered into a master terminal lease agreement and several leases for terminals with another wholly-owned subsidiary of E D & F, Westway Terminal Company, Inc. These leases have terms ranging from one month to four years. The Company leased two terminals for aggregate fees of $162 and $299 during the three and six months ended June 30, 2009, respectively, and $0 during the three and six months ended June 30, 2010, respectively. Additionally, the Company received $115 and $317 in terminal lease revenue from Westway during the three and six months ended June 30, 2009, respectively, and $0 during the three and six months ended June 30, 2010, respectively, related to its terminal facility located in Stockton, California. In July 2009, the Company sold the Stockton terminal facility to Westway for $3.0 million in cash.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Revenues on biodiesel from this toll agreement and from other biodiesel sales were $1,088 and $2,104 for the three and six months ended June 30, 2009, respectively, and $876 and $2,254 for the three and six months ended June 30, 2010, respectively. Additionally, revenues from raw material sales totaled $287 and $1,640 for the three and six months ended June 30, 2009, respectively, and $0 for the three and six months ended June 30, 2010, respectively.

The Company had accounts receivable due from E D & F Man of $1,116 and $98 as of December 31, 2009 and June 30, 2010, respectively. The Company had accounts payable due to E D & F Man of $44 and $39 as of December 31, 2009 and June 30, 2010, respectively.

Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plants pay a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. Total related party management service revenues recognized by the Company related to investees were $334 and $436 for the three and six months ended June 30, 2009 , respectively, and $69 and $610 for the three and six months ended June 30, 2010, respectively. Additionally, revenues from biodiesel sales totaled $35 and $40 for the three and six months ended June 30, 2009, respectively, and $0 for the three and six months ended June 30, 2010, respectively. The Company also incurred fees related to the production of biodiesel in the amount of $0 and $1,493 for the three and six months ended June 30, 2010, respectively.

The Company had accounts receivable due from the Network Plants of $1,065 and $148 at December 31, 2009 and June 30, 2010, respectively. The Company had accounts payable due to the Network Plants of $2,293 and $141 at December 31, 2009 and June 30, 2010, respectively.

416 S. Bell, LLC

The Company rents a building for administrative uses under an operating lease from 416 S. Bell, LLC. Rent payments made under this lease totaled $172 and $345 for the three and six months ended June 30, 2009, respectively, and $86 and $172 for the three and six months ended June 30, 2010, respectively.

NOTE 14 — DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposure to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As of June 30, 2010, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of June 30, 2010, the Company had 618 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $24,445 as of June 30, 2010.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of June 30, 2010, the Company posted $2,839 of collateral associated with its commodity-based derivatives with a net asset position of $11.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$4,104
Interest rate swap			Other liabilities	1,031
Commodity derivatives	Prepaid expenses and other assets	$47	Prepaid expenses and other assets	300

Total derivatives		$47		$5,435

	As of June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$48,552
Interest rate swap			Other liabilities	893
Commodity derivatives	Prepaid expenses and other assets	$741	Prepaid expenses and other assets	730

Total derivatives		$741		$50,175

		Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Chage in fair value of preferred stock conversion feature embedded derivatives	$320	$5,001	$1,119	$5,001
Interest rate swap	Change in fair value of interest rate swap	284	116	271	188
Commodity derivatives	Cost of goods sold - Biodiesel	(1,366)	704	(922)	498

Total		$(762)	$5,821	$468	$5,687

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

A summary of assets (liabilities) measured at fair value as of December 31, 2009 and June 30, 2010 is as follows:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(4,104)	$—	$—	$(4,104)
Interest rate swap	$(1,031)	—	(1,031)	—
Commodity derivatives	$(253)	—	(253)	—

	$(5,388)	$—	$(1,284)	$(4,104)

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(48,552)	$—	$—	$(48,552)
Interest rate swap	$(893)	—	$(893)	—
Seneca Holdco liability	$(7,467)	—	$—	(7,467)
Commodity derivatives	$11	—	$11	—

	$(56,901)	$—	$(882)	$(56,019)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010.

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Ending balance - December 31, 2008	$(1,765)	$—	$—	$—
Total unrealized gains (losses)	799	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—

Ending balance - March 31, 2009	(966)	—	—	—

Total unrealized gains (losses)	320	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—

Ending balance - June 30, 2009	$(646)	$—	$—	$—

Ending balance - December 31, 2009	$(4,104)	$—	$—	$—
Total unrealized gains (losses)	—	—	—	—
Deconsolidation of Blackhawk	—	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	—	—	291
Purchase accounting consolidaiton	—	—	(24,298)	(3,969)

Ending balance - March 31, 2010	(53,552)	—	—	—

Total unrealized gains (losses)	5,001	(371)	—	—
Purchases, issuance, and settlements, net	(1)	(7,096)	—	—

Ending balance - June 30, 2010	$(48,552)	$(7,467)	$—	$—

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

Seneca Holdco liability: The liability represents the Call Option and Put Option related to the purchase of membership interest of Seneca Landlord, LLC. The fair value of the Seneca Holdco liability is determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2009 and June 30, 2010:

	December 31, 2009		June 30, 2010
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value

Financial Assets:
Restricted cash	$2,156	$2,156	$2,304	$2,304
Financial Liabilities:
Notes payable and lines of credit	(28,855)	(29,124)	(88,969)	(88,956)

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

The following table represents the significant items by operating segment for the results of operations for the three months and six months ended June 30, 2009 and June 30, 2010 and as of December 31, 2009 and June 30, 2010:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Net sales:
Biodiesel	$29,393	$46,191	$47,409	$82,818
Services	1,168	890	4,015	2,538
Intersegment revenues	(429)	(744)	(2,328)	(1,530)

	$30,132	$46,337	$49,096	$83,826

Income (loss) before income taxes and loss from equity investments:
Biodiesel	$(1,378)	$5,066	$(3,809)	$6,869
Services	519	28	934	475
Corporate and other (a)	(7,040)	(2,720)	(10,143)	(8,002)

	$(7,899)	$2,374	$(13,018)	$(658)

Depreciation and amortization expense, net:
Biodiesel	$1,435	$1,373	$2,708	$2,298

Purchases of property, plant, and equipment:
Biodiesel	$371	$2,003	$5,660	$2,064

			December 31, 2009	June 30, 2010
Goodwill:
Biodiesel			$—	$69,059
Services			16,080	16,080

			$16,080	$85,139

Assets:
Biodiesel			$147,807	$297,948
Services			17,829	16,080
Corporate and other (b)			34,922	34,323

			$200,558	$348,351

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of December 31, 2009 and June 30, 2010, there was $86 and $152, respectively, in incentive fees due to Bunge.

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

During July 2010, the Company acquired Tellurian Biodiesel and American BDF, LLC (ABDF). ABDF is a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. and Tellurian Biodiesel. The Company issued Common Stock for the acquisition.

* * * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding Renewable Energy Group, Inc., or we or the Company, that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward looking statements include, but are not limited to, statements about costs or difficulties related to the integration of the businesses or assets and liabilities of REG Biofuels, Inc.,(formerly known as Renewable Energy Group, Inc. and REG Intermediate Holdco, Inc.), or Biofuels, Central Iowa Energy, LLC, or CIE, or Blackhawk Biofuels, LLC, or Blackhawk; anticipated production facilities, including expected locations, completion date, production capacity, diversified feedstock capability, capital expenditures, and the ratio of debt and equity financing; existing or proposed legislation affecting the biodiesel industry; facilities under development progressing to the construction and operational stages; the market for biodiesel and potential biodiesel consumers; expectations regarding expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing and; anticipated trends and challenges in our business and the biodiesel market. These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Overview

As of June 30, 2010, we owned four biodiesel production facilities: a 12 million gallon per year, or mmgy, facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, a 45 mmgy facility in Danville, Illinois and a 30 mmgy facility in Newton, Iowa. During second quarter, we signed a seven year lease with a 60 mmgy facility in Seneca, Illinois to bring total production capacity to 182 mmgy. In addition to these five plants, we began construction of two 60 mmgy production capacity facilities in 2007, one in New Orleans, Louisiana and the other in Emporia, Kansas. We halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facility. The New Orleans facility is approximately 50% complete and the Emporia facility is approximately 20% complete. We continue to pursue a variety of options with respect to financing the completion of construction of these two facilities. In addition, as of June 30, 2010 we managed four biodiesel production facilities owned by a third party groups of investors, for which we manage facility operations and provide input procurement, quality control, marketing and distribution, logistics and risk management services. As of June 30, 2010, these facilities were not operating. We provided notice of termination or terminated MOSAs with all of these facilities and are currently negotiating with two facilities with regards to continued services. We also provide biodiesel facility construction management services to third parties. We are currently providing these services for construction activities at the Seneca facility.

Recent Developments

Prior to February 26, 2010, the “Company,” “we” “us” “our” and similar references refers to the business, results of operation and cash flows of Biofuels, formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. After February 26, 2010, such references refer to the business, results of operation and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries, including Biofuels, REG Danville, LLC, or REG Danville, and REG Newton, LLC or REG Newton.

On February 26, 2010, we acquired Blackhawk, referred to as the Blackhawk Merger, and Biofuels, referred to as the Biofuels Merger. Subsequent to the Blackhawk Merger, Blackhawk changed its name to REG Danville. On March 8, 2010, one of our wholly owned subsidiaries, REG Newton, acquired substantially all of the assets and liabilities of CIE, which is referred to as the CIE Asset Acquisition.

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

On April 8, 2010, we closed a transaction in which our wholly-owned subsidiary REG Seneca, LLC, or REG Seneca, agreed to lease and operate a 60 mmgy biodiesel production facility located in Seneca, Illinois and certain related assets. The facility is owned by Seneca Landlord, LLC, or Landlord, which, because of the lease, put/call option and related party entity ownership, is considered a variable interest entity and is consolidated for financial statement purposes. For additional information regarding this transaction, the Seneca Transaction, see “Note 6 – Acquisitions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

The Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provided a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 and as of the date of the financial statements, had not been reenacted. As a result, our sales for 2010 are almost entirely B100. During April 2010, we temporarily stopped producing biodiesel at our Newton facility and our Ralston facility due to reduced demand for biodiesel because of the lack of reinstatement of the blender’s tax credit. At the end of April, our Newton facility began production under tolling arrangements with us. During May, our Ralston facility began producing at a reduced production level. During June, we stopped producing biodiesel at our Houston facility.

The Energy Independence and Security Act of 2007 (EISA) expanded the Renewable Fuels Standard (RFS2) and specifically required a renewable component in U.S. diesel fuel. On July 1, 2010, RFS2 was implemented , which provided volume requirements and under the program, obligated parties—including refiners and fuel importers—must show compliance for blending biodiesel. Consistent with the RFS2 program, the Environmental Protection Agency (EPA) announced it would require the domestic use of 800 million gallons of biodiesel in 2011.

Segments

We derive revenue from two reportable business segments: Biodiesel and Services.

Biodiesel Segment

Our Biodiesel segment includes:

•	our operations of our wholly-owned biodiesel production facilities, currently consisting of production facilities located in:

•	Ralston, Iowa;

•	Houston, Texas;

•	as of February 26, 2010, Danville, Illinois;

•	as of March 8, 2010, Newton, Iowa; and,

•	as of April 8, 2010, Seneca, Illinois;

•	purchases and resales of biodiesel produced by third parties; and

•	toll manufacturing activities we service for third parties.

During the quarter ending June 30, 2010, our Houston facility was operated under a tolling agreement with ED&F Man Holdings BV, or ED&F. Under the tolling agreement, ED&F procures feedstocks that the Houston facility processes into biodiesel for a fixed fee. During June 2010, we stopped producing under the arrangement with ED&F and have not been producing biodiesel at our Houston facility.

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

Our facility operations management services provided to owners of biodiesel production facilities involve a broad range of activities. Under our Management Operations Services Agreement, or MOSA, that we enter into with a facility owner, we typically receive a monthly fee based on gallons of biodiesel produced or marketed and we are eligible for a bonus based on the facility’s net income. Our MOSAs generally have had a three-year or five-year term. We do not recognize revenue from the sale of biodiesel produced at managed facilities, which we sell for the account of the member-owner as we act as an agent for these transactions. In 2009, we provided notice to five network facilities, including CIE, that we would be terminating our services under the MOSAs twelve months from the date notice was provided as permitted by the MOSAs. As of June 30, 2010, three facilities have either not renewed the MOSAs or have indicated that they do not plan to renew the MOSA. We have also provided a notice of default to another facility and as a result, we have terminated that MOSA. We do not anticipate that these non-renewals will have a significant impact on our financial statements.

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

Demand for our construction management and facility operations services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the current economic climate, overcapacity in the biodiesel industry and reduced demand for biodiesel, REG did not receive any new orders for new facility construction services in 2009 or the first half of 2010. During the first quarter of 2009, we were completing our engagement to upgrade the facility in Danville, Illinois. This revenue was eliminated for financial reporting purposes, in 2009, as a result of our previous consolidation of Blackhawk’s financial statements – see “Note 5 – Blackhawk” to our consolidated financial statements. During second quarter of 2010, REG agreed to manage construction of the upgrades to the Seneca Facility. This revenue was eliminated for financial reporting purposes, in 2010, as a result of our consolidation of Seneca Landlord – see “Note 7 – Variable Interest Entities” to our consolidated financial statements. We anticipate revenues derived from construction management services will be minimal in future periods until conditions in the biodiesel industry improve.

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

•

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit, now expired, which we received directly when we sold our biodiesel blended with petroleum diesel, primarily as B99, a one percent petroleum diesel mix with biodiesel, rather than in pure form or B100.

We derive revenues in our Services segment from the following sources:

•

fees received from member-owned facilities in our network for operations management services that we provide for biodiesel production facilities, typically based on production rates and profitability of the member-owned facility; and

•	amounts received for services performed by us in our role as general contractor and construction manager for biodiesel production facilities.

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

Accounting for Investments

                 REG uses the equity method of accounting to account for the operating results of entities over which REG has had significant influence. REG uses the equity method to account for REG’s minority equity interests in two companies as a result of REG’s previous significant operational influence due to REG’s management of biodiesel operations at these member-owned facilities and in some cases the participation of one of REG’s employees on each member-owned facility’s board of directors. These entities include SoyMor Biodiesel, LLC and Western Dubuque Biodiesel, LLC. REG expects to use the equity method to account for REG’s equity interests in all entities with which REG executes a MOSA and has board participation. Additionally, REG uses the equity method of accounting to account for the operating results of 416 S Bell, LLC. Under the equity method, REG recognizes its proportionate share of the net income (loss) of each entity in the line item “Income from equity method investees.”

We use the cost method of accounting to account for its investment in one previous member plant, East Fork Biodiesel, LLC, or EFB, and as of June 7, 2010, Western Iowa Energy, LLC, or WIE. Because REG does not have the ability to influence the operating and financial decisions of EFB or WIE and does not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. There was $0 and $0.4 million impairment recorded during the six month periods ended June 30, 2009 and 2010, respectively, relating to EFB, which fully impaired the remaining investment. There has been no impairment of the WIE investment.

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

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks of these price fluctuations. However, the extent to which we engage in risk management activities varies substantially from time to time, depending on market conditions and other factors. Adverse price movements for these commodity products directly affect our operating results. As a result of our recent acquisitions, our exposure to these risks has increased. In addition to our expertise in managing risks related to biodiesel production, we receive input from others with risk management expertise and utilize research conducted by outside firms to provide additional market information in forming our risk management strategies.

We manage feedstock supply risks related to biodiesel production in a number of ways, including through long-term supply contracts with soybean processors. All of the feedstock requirements for our Ralston facility, REG Ralston, LLC, or REG Ralston, are supplied under a three year agreement with West Central Cooperative, or West Central. West Central has notified REG that it intended to terminate the current agreement with REG Ralston as it expired on July 8, 2010. We expect to renegotiate similar terms with West Central. We have also entered into feedstock supply agreements with Bunge North America, Inc., or Bunge, for the facilities we are constructing in New Orleans, Louisiana and Emporia, Kansas, and we expect that committed amounts under these agreements will satisfy approximately 60% of our feedstock requirements at these facilities when construction is completed and they become fully operational. The purchase price for soybean oil under all three of these agreements is indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

We also use animal fat as a feedstock to produce biodiesel. We have increased our use of animal fat as a result of the tolling arrangements with plants with animal fat processing capabilities and the acquisition of REG Danville and REG Newton. The Company also arranges for purchases of a significant volume of animal fat to supply our network facilities. We utilize several varieties of animal fat, including but not limited to poultry fat, choice white grease, tallow and yellow grease. We manage animal fat supply risks related to biodiesel production through supply contracts with animal fat suppliers/producers. There is no established futures market for animal fat. The purchase price for animal fat is generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet. Our limited efforts to hedge against changing animal fat prices, have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as animal fats, making risk management for these feedstocks challenging.

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

Biodiesel sales revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured.

Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured.

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

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset. There was $0 and $0.1 million impairment recorded during the six month periods ended June 30, 2009 and 2010, respectively.

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

We utilize the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. On December 31, 2009, we determined that it is unlikely that the assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At June 30, 2010, we had net deferred income tax assets of approximately $37.8 million with a full valuation allowance of $36.3 million, which resulted in a net deferred tax asset of $1.5 million and is offset by an accrued liability for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves. As of June 30, 2010, we had a net deferred tax liability of $1.5 million relating to uncertain tax benefits.

Derivatives instruments and hedging activities. The Financial Accounting Standards Board issued ASC Topic 815-40, “Derivatives and Hedging” or ASC 815-40. ASC 815-40 established accounting and reporting standards for derivative instruments and required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. REG utilizes options and futures contracts to hedge feedstock purchases and biodiesel sales contracts. We have designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Additionally, REG has entered into an interest rate swap with the objective of managing risk caused by fluctuations in market interest rate risks associated with the REG Danville construction loan. Unrealized gains and losses on the options and futures contracts are therefore recognized as a component of Biodiesel cost of goods sold, and are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income or expense, net.

Consolidations. As of June 30, 2010, we had determined the acquisition price of Blackhawk and CIE. For the Blackhawk Merger and CIE Asset Purchase Agreement, the allocation of the recorded amounts of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed are based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. We determined the goodwill recorded should be $43.8 million and $25.2 million for REG Danville and REG Newton, respectively.

On April 8, 2010, we determined that Landlord was a Variable Interest Entity, or VIE, and will be consolidated into our financial statements as we are the primary beneficiary (ASC Topic 810). We have a put/call option with Seneca Holdco, LLC, or Seneca Holdco. to purchase Landlord and we currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, we determined that we are the primary beneficiary due to the related party nature of the entities involved; our ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of Landlord that ultimately gives us the majority of the benefit from the use of Seneca’s assets. We have elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction will be recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we will consolidate as the primary beneficiary.

See “Note 6 – Acquisitions” to our consolidated financial statements for a description of the acquisitions.

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

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	December 31, 2009	February 26, 2010	June 30, 2010

Expected volatility	50.00%	40.00%	40.00%
Risk-free rate	0.89%	4.40%	3.70%

The estimated fair values of the conversion feature embedded in the Series A Preferred Stock are recorded as derivative liabilities. The derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of Series A Preferred Stock embedded derivative. The impact of the change in the value of the embedded derivative is not included in the determination of taxable income.

Valuation of Seneca Holdco Liability. Associated with our transaction with Nova Biofuels, LLC (See “Note 6 – Acquisitions” to our consolidated financial statements), we have the option to purchase (Call Option) and Seneca Holdco has the option to require us to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, the Put Option, and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of the our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as we determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco liability are as follows:

	April 9, 2010	June 30, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	4.60%	3.70%
Probability of IPO (proceeds over $50 million)	60.00%	60.00%

Preferred Stock Accretion. Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the Biofuels preferred stock would become redeemable, the Company commenced accretion of the carrying value of the Biofuels preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the Biofuels preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the Biofuels preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities”.

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

Accretion of $19.8 million and $16.2 million has been recognized as a reduction to income available to Common Stockholders in accordance with paragraph 15 of ASC 480-10-S99 for the six months ended June 30, 2009 and 2010, respectively.

Valuation of the Company’s Equity. We considered three generally accepted valuation approaches to estimate the fair value of our aggregate equity: the income approach, the market approach, and the cost approach. Ultimately, the estimated fair value of our aggregate equity is developed using the Income Approach—Discounted Cash Flow, or DCF, method. The value derived using this approach is supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates, and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry, and company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in our debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of our publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on our publicly traded industry peers. Our cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the biofuels industry relative to the market as a whole, an equity risk premium, and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in our DCF model are as follows:

	December 31, 2009	February 26, 2010	June 30, 2010
Discount rate	13.00%	15.00%	15.00%

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

Stock based compensation. Biofuels maintains a stock-based compensation program for employees and directors under the 2006 Stock Option Plan, or the 2006 Plan. The 2006 Plan was approved by the Biofuels Board of Directors, or Biofuels Board, on July 31, 2006. We maintain a stock-based compensation program for employees and directors under the 2009 Stock Option Plan, or the 2009 Plan. The 2009 Plan was approved by the Board of Directors, on May 6, 2009. We account for both plans according to the requirements of ASC Topic 718, “Stock Compensation”, or ASC 718, and use the Black-Scholes option pricing model to determine the fair value of the stock-based awards. If any of the assumptions under the Black-Scholes option pricing model change significantly, stock based compensation expense, from additional grants, may differ materially in the future from that recorded in the current period.

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

The fair value of the Common Stock was based on the third party transactions with Common Stock. We have not paid dividends on Common Stock and we do not expect to pay dividends during the option term.

Total stock-based compensation expense during the six months ended June 30, 2010 and 2009 was $0.1 million and $1.8 million, respectively.

Results of Operations

Three and six months ended June 30, 2010 and three and six months ended June 30, 2009

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues
Biodiesel	$24,511	$46,169	$39,878	$79,144
Biodiesel government incentives	4,882	22	7,531	3,674

Total Biodiesel	29,393	46,191	47,409	82,818
Services	739	146	1,687	1,008

Total	30,132	46,337	49,096	83,826

Cost of Goods Sold
Biodiesel	30,771	41,125	51,218	75,949
Services	220	118	753	533

Total	30,991	41,243	51,971	76,482

Gross Profit (Loss)	(859)	5,094	(2,875)	7,344
Selling, General and Administrative Expenses	7,200	5,731	12,273	10,958

Operating Income (Loss)	(8,059)	(637)	(15,148)	(3,614)
Other Income (Expenses)	160	3,011	2,130	2,956
Income Tax (Expense) Benefit	2,055	(2,600)	3,238	3,728
Loss from Equity Investments	(133)	(166)	(371)	(381)

Net Income (Loss)	(5,977)	(392)	(10,151)	2,689
Net loss attributable to non-controlling interests	1,951	—	4,902	—

Net Income (Loss) Attributable to REG	(4,026)	(392)	(5,249)	2,689
Effects of Recapitalization	—	—	—	8,521
Less - Accretion of Preferred Stock to Redemption Value	(10,410)	(5,178)	(19,776)	(16,246)

Net Loss Attributable to the Company’s Common Shareholders	$(14,436)	$(5,570)	$(25,025)	$(5,036)

During first half of 2009, Blackhawk was consolidated in our financial results. During first quarter 2010, Blackhawk was excluded from our financial results until the date of the Blackhawk Merger, February 26, 2010. After February 26, 2010, Blackhawk was included in our financial results. See “Note 5 – Blackhawk” and “Note 7 – Variable Interest Entities” on the consolidated financial statements for additional information relating to the Blackhawk consolidation.

Revenues. Our total revenues increased $16.2 million, or 54%, and $34.7 million, or 71%, to $46.3 million and $83.8 million for the three and six months ended June 30, 2010, respectively, from $30.1 million and $49.1 million for the three and six months ended June 30, 2009. This increase was due to an increase in biodiesel revenues, offset by a small decrease in service revenues, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $16.8 million, or 57%, and $35.4 million, or 75%, to $46.2 million and $82.8 million during the three and six months ended June 30, 2010, respectively, from $29.4 million and $47.4 million for the three and six months ended June 30, 2009, respectively. This increase in biodiesel revenues was due to an increase in both selling price and gallons sold. As a result of higher energy prices during the first half of 2010, the average B100 sales price increased $0.72, or 29%, and $0.82, or 35%, to $3.19 and $3.13, respectively, during the three and six months ended June 30, 2010, compared to $2.47 and $2.31 during the three and six months ended June 30, 2009. The following table summarized the gallons sold (in millions):

	Three Months Ending June 30		Six Months Ending June 30
	2009	2010	2009	2010
REG Ralston	2.1	0.7	5.2	3.1
Tolling Arrangements with Newton facility	0.8	2.9	1.1	4.8
Tolling Arrangements with Danville facility	3.4	8.5	3.4	11.5
Blackhawk	—	—	0.7	—
Third Party Purchases	0.5	0.3	0.9	0.7
REG Houston	3.6	—	5.5	—

Gallons Sold	10.4	12.4	16.8	20.1
Houston Gallons Tolled for Others	1.5	2.6	3.9	6.2

Total Gallons Sold	11.9	15.0	20.7	26.3

Gallons sold increased 20% from 16.8 million gallons during the first half of 2009 to 20.1 million gallons during the first half of 2010, excluding gallons under tolling arrangements at our Houston Facility. The increase in gallons sold was primarily the result of finished biodiesel produced by Blackhawk, now REG Danville, under a tolling arrangement with us which was not in effect during the first quarter 2009. This arrangement resulted in 8.1 million gallons of additional sales during first half of 2010. Gallons sold also increased 3.7 million gallons during first half of 2010 as a result of biodiesel produced by CIE, now REG Newton, under a tolling arrangement with us, under which fewer gallons had been produced during first half of 2009. The increases in gallons sold during 2010 were partially offset by our Houston facility producing 5.5 million gallons on its own behalf during the first half of 2009 and none during the first half of 2010, and a small decrease in our Ralston production of 2.1 million from the first half of 2009 to the first half of 2010. Under Houston’s tolling arrangement, during the first half of 2010, we shipped 6.2 million gallons compared to 3.9 million gallons during the same period of 2009. As a result of these shipments, we earned toll fees of $0.33 per gallon, $2.1 million total revenue, during the six months ended June 30, 2010, and $0.43 per gallon, $1.7 million total revenue, during the six months ended June 30, 2009.

Services. Services revenues decreased $0.6 million, or 80%, and $0.7 million, or 40%, to $0.1 million and $1.0 million for the three and six months ended June 30, 2010, from $0.7 million and $1.7 million for the three and six months ended June 30, 2009. Our revenues generated from management services provided to network facilities, excluding Blackhawk, decreased during first half 2010 due to decreased production at the network plants driven by the expiration of the blender’s tax credit.

Cost of goods sold. Our cost of goods sold increased $10.2 million, or 33%, and $24.5 million, or 47%, to $41.2 million and $76.5 million for the three and six months ended June 30, 2010, from $31.0 million and $52.0 million for the three and six months ended June 30, 2009, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the 2010 period and as follows:

Biodiesel. Biodiesel cost of goods sold increased $10.3 million, or 34%, and $24.7 million, or 48%, to $41.1 million and $75.9 million for the three and six months ended June 30, 2010, compared to $30.8 million and $51.2 million for the three and six months ended June 30, 2009, respectively. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2010 period as outlined above. Average animal fat costs for the six months ended June 30, 2010 and 2009 were $0.29 and $0.23 per pound, respectively. Soybean oil costs were not substantially different during the two periods. We had gains of $0.7 million and $0.5 million from hedging activity in the three and six months ended June 30, 2010, compared to losses of $1.4 million and $1.0 million from hedging arrangements in the three and six months ended June 30, 2009, respectively.

Services. Cost of services decreased $0.1 million, or 46%, and $0.3 million, or 29%, to $0.1 million and $0.5 million for the three and six months ended June 30, 2010, from $0.2 million and $0.8 million for the three and six months ended June 30, 2009, respectively. We had limited construction activity in the first two quarters of 2010 and minimal associated costs. Costs incurred to perform services under the MOSAs decreased due to a reduction in wages during first half 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $5.7 million and $11.0 million for the three and six months ended June 30, 2010, respectively, compared to $7.2 million and $12.3 million for the three and six months ended June 30, 2009. SG&A expenses decreased $1.5 million, or 20% and $1.3 million, or 11% for the three and six months ended June 30, 2010 as a result of several factors, but primarily because 2009 expenses included the consolidation of Blackhawk SG&A expenses, which although still included in consolidated expenses during 2010, have been greatly reduced due to the completion of the Blackhawk Merger and start up of the facility. Professional expenses increased $1.1 million for the six months ending June 30, 2010 compared to the same period in 2009. The increase was almost entirely related to the Biofuels Merger, Blackhawk Merger, CIE Asset Acquisition and the Seneca transaction during 2010. The increase was partially offset by other cost cutting measures undertaken by management during 2010, which reduced wages and information technology expenses during the six months ended June 30, 2010.

Other income (expense), net. Other income was $3.0 million and $3.0 million for the three and six months ended June 30, 2010. Other income was $0.2 million and $2.1 million during the three and six months ended June 20, 2009. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, interest expense, interest income, and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $5.0 million income for second quarter of 2010, compared to expense of $0.3 million and $1.2 million for the three and six months ended June 30, 2009. Interest expense increased $0.8 million and $0.4 million for the three and six months ended June 30, 2010, from $0.6 million and $1.3 million for the three and six months ended June 30, 2009. This increase was primarily attributable to Blackhawk Merger, CIE Asset Acquisition during the first quarter of 2010 and the Seneca transaction during the second quarter of 2010. Other income during first half of 2009 included $1.4 million of miscellaneous income relating to release of an escrow related to REG’s Stockton terminal facility that occurred in the first half of 2009 and grant income of $0.3 million relating to a research grant received from the State of Iowa.

Income tax (expense) benefit. Income tax expense was $2.6 million and income tax benefit $3.7 million for the three and six months ended June 30, 2010, compared to income tax benefit of $2.1 million and $3.2 million for the three and six months ended June 20, 2009. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit. Additional adjustment to the deferred tax liabilities as a result of finalizing the purchase price allocation during second quarter resulted in the deferred tax expense during the three months ending June 30, 2010.

Loss from equity investments. Loss from equity investments was $0.4 million for the first half 2010 and 2009. The slight decrease in loss from equity investments was primarily attributable to reduced production of the partially owned biodiesel production facilities.

Non-controlling interest. Net loss from noncontrolling interests was $2.0 million and $4.9 million for the three and six months ended June 30, 2009, respectively, resulting from the consolidation of Blackhawk in 2009.

Effects of Recapitalization. Net effects of recapitalization were $8.5 million for the six months ended June 30, 2010. This is a one time item due to the Biofuels Merger share issuances.

Preferred stock accretion. Preferred stock accretion was $5.2 million and $16.2 million for the three and six months ended June 30, 2010, compared to $10.4 million and $19.8 million for the three and six months ended June 30, 2009. The accretion amount increases as the redemption date becomes closer due to the use of the effective interest rate method. During the first half of 2010, we accreted two months of the previously issued Biofuels preferred stock (redemption date of August 1, 2011) and one month of newly issued Series A Preferred Stock (redemption date February 26, 2014). Although the overall accretion increased, monthly accretion expense decreased after the Biofuels Merger as a result of the new redemption amount and redemption date.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From 2006 through June 30, 2010, we received cash proceeds of $121.1 million from private sales of preferred stock and Common Stock. At June 30, 2010, we had total cash and cash equivalents of $5.3 million. At June 30, 2010, we had debt of $89.0 million.

On February 26, 2010, in connection with the Blackhawk Merger, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. As of June 30, 2010, there was $24.4 million of principal outstanding under the term loan and $0.4 million outstanding under the revolving credit line. The Illinois Finance Authority guarantees 61% of the term loan and the remaining amount is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to the LIBOR rate plus the applicable margin of 4%. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville is required to make monthly principal payments equal to $135,803 plus accrued interest. In addition to these monthly payments, as the result of an amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow. REG Danville is subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. As of June 30, 2010, REG Danville was not in compliance with the term loan agreement but obtained a waiver from Fifth Third related to the noncompliance. The term loan matures on November 3, 2011 and the revolving credit line expired on December 31, 2009. The $0.4 million outstanding under the revolving credit time is currently past due.

                 On March 8, 2010, in connection with the CIE Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of June 30, 2010, there was $23.6 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan; which provide that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during a 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Until October 1, 2011, REG Newton is required to pay only accrued interest on the AgStar Loan. Beginning on October 1, 2011, equal monthly payments of principal and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 7, 2011.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. In June 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of June 30, 2010 the Company had approximately $5.3 million combined outstanding under these agreements.

Certain of our subsidiaries, and the Company as guarantor, entered into a Revolving Credit Agreement, or the WestLB Revolver, dated as of April 8, 2010, with WestLB, AG. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. See “Note 11—Borrowings” to our consolidated financial statements for additional information. In July, we borrowed $3.5 million of the amount available on the WestLB Revolver.

As a result of the Seneca Transaction, we received from Seneca Holdco, which is owned by three of our investors, to invest $4.0 million in Landlord the company that owns the Seneca biodiesel production facility, the Seneca Facility, at closing to pay for repairs to the Seneca facility. Landlord will lease the Seneca Facility to REG Seneca, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Seneca Landlord a $0.6 million per year fee, payable $150,000 per quarter, which is guaranteed by us. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Base Rate Loan through June 30, 2010. The effective rate at June 30, 2010 was 5.75%. Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201,389 with remaining unpaid principal due at maturity on April 8, 2010. The note payable is secured by the property located at the Seneca, IL location. The balance of the note as of June 30, 2010 is $36.3 million. These monthly payments of interest and principal are lease payments from REG Seneca under the leasing arrangement.

We and our subsidiaries were in compliance with all restrictive financial covenants associated with borrowings as of June 30, 2010 with exception to the REG Danville’s line-of-credit and term loan. REG Danville is in default of the agreement as the line of credit expired on December 31, 2009 and there remains a $0.4 million outstanding balance. We are in the process of renegotiating the line of credit with the bank. We obtained a waiver related to the technical default on the term loan related to an EBITDA requirement for the six months ended June 30, 2010.

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

The Company is seeking to enter into equity and debt financing arrangements to meet its projected financial needs for operations, upgrades to existing plants and for completion of the New Orleans, Louisiana facility and Emporia, Kansas facility. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase the Company’s leverage and interest costs and would likely be secured by certain Company assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing shareholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the plants of such subsidiaries.

Cash flow. The following table presents information regarding REG’s cash flows and cash and cash equivalents for the years ended December 31, 2007, 2008, and 2009 and for the six months ended June 30, 2009 and 2010:

	Year Ended December 31,			Six months Ended June 30,
	2007	2008	2009	2009	2010
	(in thousands)
Net cash flows from operating activities	$(6,921)	$(3,636)	$(8,209)	$(6,326)	$(2,105)
Net cash flows from investing activities	(52,898)	(26,173)	371	(1,584)	(1,394)
Net cash flows from financing activities	25,086	26,155	1,618	(764)	2,929
Net change in cash and cash equivalents	(34,733)	(3,654)	(9,456)	(8,674)	(570)
Cash and cash equivalents, end of period	$18,965	$15,311	$5,855	$6,637	$5,285

Operating activities. Net cash used in operating activities was $2.1 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net income was $2.7 million which was largely offset by changes in the deferred tax benefit of $3.7 million and $5.0 million change in the fair value of preferred stock conversion feature embedded derivative resulting in a net cash use from operations of $2.1 million. The net use of cash from operating activities during the six months ended June 30, 2009, of $6.3 million resulted primarily from a $10.2 million net loss from operations, as well as changes in allowance for doubtful accounts of $1.5 million and changes to deferred taxes of $3.2 million. These cash uses were partially offset by net working capital decrease of $4.6 million and non-cash depreciation and stock-based compensation expenses totaling $2.7 million and $1.8 million, respectively.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2010 was $1.4 million, consisting of cash paid for Seneca construction of $2.1 million and partially offset by a certificate of deposit provided from the acquisition of CIE that relates to the IDED loan and is restricted. Net cash used in investing activities for the six months ended June 30, 2009 was $1.6 million, as $5.3 million in facility construction costs for Danville were partially offset by receipt of $3.4 million from a construction escrow fund related to REG Danville’s construction.

Financing activities. Net cash provided from financing activities for the six months ended June 30, 2010 was $2.9 million, which represents $4.0 million cash proceeds received from the Seneca investors. This was partially offset by principal payments in connection with the note payable and cash paid for debt issuance. Net cash used in financing activities for the six months ended June 30, 2009 was $0.8 million, which consisted of $0.9 million borrowings on the REG Danville line of credit and payoff of the WestLB borrowings of $1.3 million.

Capital expenditures. REG plans to make significant capital expenditures when debt financing becomes available to complete construction of two facilities, one in New Orleans, Louisiana and one in Emporia, Kansas, with aggregate production capacity of 120 mmgy. REG estimates completion of the New Orleans facility will require approximately $57 million in additional capital and the Emporia facility will require an additional $54 million. Additional construction expenditures will be required for the Seneca facility, most of which have been funded through the cash provided by the Seneca investors, but some will be funded through the operation of the facility.

Contractual Obligations

As of June 30, 2010, we had no material changes to our first quarter contractual obligations table, which describes our consolidated commitments to settle contractual obligations in cash as of March 31, 2010, except as described below.

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(in thousands)
Long Term Debt(1)(2)	$106,647	$6,253	$62,092	$8,807	$29,496

(1) See footnotes to the financial statements for additional detail. Includes fixed interest associated with obligations as of June 30, 2010.

(2) Reflects Lease Agreement, entered into by REG Seneca and Landlord that governs REG Seneca’s lease of the Seneca Facility from Landlord. The Lease has a term of 7 years on a net lease basis covering the debt service on $36,250 of mortgage indebtedness against the Seneca Facility, as well as taxes, utilities, maintenance and other operating expenses.

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

The primary objectives of REG’s investment activity are to preserve principal, provide liquidity and maximize the income without significantly increasing the risk. Some of the securities REG invests in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, REG maintains its portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit.

Over the period from January 2005 through June 2010, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from approximately $3.81 per gallon reported in June 2008 to approximately $1.21 per gallon in March 2009, with prices averaging $2.10 per gallon during this period. Over the period from January 2005 through June 2010, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from $0.6416 per pound in September 2008 to $0.1972 per pound in January 2005, with closing sales prices averaging $0.3453 per pound during this period. Over the period from January 2005 through March 2010, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from $0.4892 per pound in July 2008 to $0.1226 per pound in May 2006, with sales prices averaging $0.2264 per pound during this period.

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

REG has prepared a sensitivity analysis to estimate its exposure to market risk with respect to its soybean oil requirements, fat requirements and sales contracts and the related exchange-traded contracts for 2009. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of its soybean oil requirements and sales contracts. The results of this analysis, which may differ from actual results, are as follows:

	2009 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	42.9	gallons	10.0%	$10.9	370.9%
Animal Fats	141.0	pounds	10.0%	$3.6	120.7%
Soybean Oil	121.1	pounds	10.0%	$3.5	119.2%

Interest Rate Risk

We are subject to interest rate risk in connection with REG Ralston’s loan with a $2.4 million outstanding balance made from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or the IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.61% for the last week of June 2010. A hypothetical increase in interest rate of 10% would not have a material effect on REG’s annual interest expense.

We are subject to interest rate risk relating to REG Danville’s $24.6 million term debt financing with Fifth Third Bank and its $5.0 million revolving line of credit from Fifth Third Bank. The term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR and will mature on November 3, 2011. Interest will accrue on the outstanding balance of the term loan at the 30 day LIBOR plus 400. Interest accrued on the outstanding balance of the loan at June 30, 2010 at 4.35%. The revolving line of credit will accrue interest at REG Danville’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments. At June 30, 2010, we accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 3.23%.

Blackhawk entered into an interest rate swap agreement in connection with the aforementioned term loan in May 2008. The agreement was assumed by REG Danville. The swap agreement effectively fixes the interest rate at 3.67% on a notional amount of approximately $24.4 million of REG Danville’s term loan through November 2011. The fair value of the interest rate swap agreement was $1.0 million and $0.9 million at both December 31, 2009 and June 30, 2010, respectively, and is recorded in other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as change in fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Newton is subject to interest rate risk relating to its $23.6 million term debt financing and its $2.4 million revolving line of credit both from AgStar. Interest will accrue on the outstanding balance of the term loan at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2010 of 5.00%). The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2010 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca is subject to interest rate risk relating to its lease payments for the facility. The lease provides that REG Seneca will pay rent in the amount of the interest payments due to WestLB from Seneca Landlord, LLC. The note requires interest that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan shall accrue interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan shall accrue interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan was a Base Rate Loan through June 30, 2010 (effective rate at June 30, 2010 of 5.75%). Interest is paid monthly.

Inflation

To date, inflation has not significantly affected REG’s operating results though costs for construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect REG’s ability to maintain its production facilities adequately, build new biodiesel production facilities and expand its existing facilities as well as the demand for its facility construction management and operations management services.

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

Subject to the limitations noted above, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 because of the material weaknesses identified in our risk factor on page 55 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of business, which we believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. See Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, entitled “Risk Factors.”

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

10.1	2009 Stock Incentive Plan.

10.2	Lease Agreement, dated as of April 8, 2010, by and between Seneca Landlord, LLC and REG Seneca, LLC (incorporated by reference to Exhibit 10.1 to Renewable Energy Group, Inc.’s (the “Company’s”) Current Report on Form 8-K dated April 9, 2010).

10.3	Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, by and among Seneca Biodiesel Holdco, LLC, Seneca Landlord, LLC, the Company, REG Intermediate Holdco, Inc., and REG Seneca, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2010).

10.4	Accounts Agreement, dated as of April 8, 2010, by and among Seneca Landlord, LLC, REG Seneca, LLC, Sterling Bank, WestLB AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2010).

10.5	Revolving Credit Agreement, dated as of April 8, 2010, by and among REG Marketing and Logistics Group, LLC, REG Services Group, LLC, the Company and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 9, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: August 16, 2010	By:	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chief Executive Officer and Director

Dated: August 16, 2010	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer
(Principal Financial Officer)

Dated: August 16, 2010	By:	/s/ Natalie Lischer
Natalie Lischer
Treasurer and Secretary
(Principal Accounting Officer)