Form 10-Q
period 2010-09-30
Renewable Energy Group, Inc.
filed 2010-11-15
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of September 30, 2010, there was no public trading market for the Company’s common stock. There were 33,129,553 shares of the Company’s common stock and 13,455,522 shares of the Company’s preferred stock outstanding on September 30, 2010.

Item 1.	Condensed Consolidated Financial Statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,486	$5,855
Restricted cash	674	2,156
Accounts receivable, net (includes amounts owed by related parties of $486 and $2,328 as of September 30, 2010 and December 31, 2009, respectively)	9,046	12,162
Inventories	13,119	12,840
Prepaid expenses and other assets (includes amounts paid to related parties of $269 as of December 31, 2009)	4,948	4,689

Total current assets	39,273	37,702

Property, plant and equipment, net	167,124	124,429
Property, plant and equipment, net - Seneca Landlord, LLC	42,811	—
Goodwill	85,139	16,080
Intangible assets, net	6,070	7,203
Deferred income taxes	1,500	1,500
Investments	4,358	6,149
Other assets	9,082	7,495
Restricted cash	2,307	—

TOTAL ASSETS	$357,664	$200,558

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit	$6,240	$350
Current maturities of notes payable	2,904	2,756
Accounts payable (includes amounts owed to related parties of $5,122 and $5,415 as of September 30, 2010 and December 31, 2009, respectively)	11,628	14,133
Accrued expenses and other liabilities	3,792	4,197
Deferred revenue	881	5,480

Total current liabilities	25,445	26,916
Unfavorable lease obligation	11,576	11,783
Preferred stock embedded conversion feature derivatives	46,556	4,104
Seneca Holdco liability, at fair value	8,708	—
Notes payable	48,324	25,749
Notes payable - Seneca Landlord, LLC	36,250	—
Other liabilities	7,479	10,015

Total liabilities	184,338	78,567

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 13,455,522 and 12,464,357 shares outstanding at September 30, 2010 and December 31, 2009, respectively; redemption amount $222,016 and $247,587 at September 30, 2010 and December 31, 2009, respectively)	116,810	149,122

EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 140,000,000 shares authorized; 33,129,553 and 19,575,117 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	3	2
Common stock - additional paid-in-capital	87,375	15,676
Warrants - additional paid-in-capital	4,820	4,619
Accumulated deficit	(35,682)	(60,905)

Total stockholders’ equity (deficit)	56,516	(40,608)
Noncontrolling interests	—	13,477

Total equity (deficit)	56,516	(27,131)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$357,664	$200,558

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
REVENUES:
Biodiesel sales	$62,285	$29,687	$139,170	$65,778
Biodiesel sales - related parties	680	6,245	2,939	10,032
Biodiesel government incentives	—	6,041	3,674	13,572

	62,965	41,973	145,783	89,382
Services	131	408	529	1,659
Services - related parties	26	308	636	744

	63,122	42,689	146,948	91,785

COSTS OF GOODS SOLD:
Biodiesel	20,882	18,856	49,119	60,666
Biodiesel - related parties	35,687	21,640	83,399	31,048
Services	68	217	310	970
Services - related parties	—	—	291	—

	56,637	40,713	133,119	92,684

GROSS PROFIT (LOSS)	6,485	1,976	13,829	(899)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
(includes related party amounts of $445 and $1,259 for the three and nine months ended September 30, 2010, respectively and $695 and $1,350 for the three and nine months ended September 30, 2009, respectively)	5,782	7,643	16,599	19,916
GAIN ON SALE OF ASSETS - related party	—	(2,254)	—	(2,254)
IMPAIRMENT OF ASSETS	7,336	—	7,477	—

INCOME (LOSS) FROM OPERATIONS	(6,633)	(3,413)	(10,247)	(18,561)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	1,996	(2,548)	6,997	(1,429)
Change in fair value of interest rate swap	103	(17)	291	254
Change in fair value of Seneca Holdco liability	(1,773)	—	(2,144)	—
Other income (includes related party amounts of $38 and $355 for the three and nine months ended September 30, 2009, respectively)	340	120	429	2,132
Interest expense (includes related party amounts of $73 and $277 for the three and nine months ended September 30, 2010, respectively, and $9 for the three and nine months ended September 30, 2009)	(1,483)	(545)	(3,218)	(1,830)
Interest income (includes related party amounts of $180 for the nine months ended September 30, 2010)	6	2	189	15
Impairment of investments	—	—	(400)	—

	(811)	(2,988)	2,144	(858)

LOSS BEFORE INCOME TAXES AND
LOSS FROM EQUITY INVESTMENTS	(7,444)	(6,401)	(8,103)	(19,419)
INCOME TAX BENEFIT	—	1,637	3,728	4,875
LOSS FROM EQUITY INVESTMENTS	(173)	(199)	(554)	(570)

NET LOSS	(7,617)	(4,963)	(4,929)	(15,114)

LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	1,448	—	6,350

NET LOSS ATTRIBUTABLE TO THE COMPANY	(7,617)	(3,515)	(4,929)	(8,764)

EFFECTS OF RECAPITALIZATION	—	—	8,521	—

LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(5,367)	(11,560)	(21,613)	(31,337)

NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(12,984)	$(15,075)	$(18,021)	$(40,101)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT) (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total
BALANCE, December 31, 2008	12,434,004	$104,607	19,305,117	$2	$57,160	$4,619	$—	$20,237	$82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—
Issuance of common stock	—	—	270,000	—	1,368	—	—	—	1,368
Stock compensation expense	—	—	—	—	2,495	—	—	—	2,495
Accretion of preferred stock to redemption value	—	31,337	—	—	(31,337)	—	—	—	(31,337)
Net loss	—	—	—	—	—	—	(8,764)	(6,350)	(15,114)

BALANCE, September 30, 2009	12,464,357	$136,278	19,575,117	$2	$29,686	$4,619	$(8,764)	$13,887	$39,430

BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)

Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	—	—	13,754,436	1	79,304	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	1,269
Issuance of common stock	—	—	500,000	—	3,015	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	1,068	(1,068)	—	—	—
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	835	—	—	—	835
Accretion of preferred stock to redemption value	—	21,613	—	—	(21,613)	—	—	—	(21,613)
Net loss	—	—	—	—	—	—	(4,929)	—	(4,929)

BALANCE, September 30, 2010	13,455,522	$116,810	33,129,553	$3	$87,375	$4,820	$(35,682)	$—	$56,516

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,929)	$(15,114)
Adjustments to reconcile net loss to net cashflows from operating activities:
Depreciation expense	3,673	3,284
Amortization expense	369	923
Gain on sale of property, plant & equipment	—	(2,254)
Provision (benefit) for doubtful accounts	64	(1,480)
Stock compensation expense	491	2,495
Loss from equity method investees	554	570
Deferred tax benefit	(3,728)	(4,875)
Impairment of intangible assets	7,336	—
Impairment of investments	400	—
Impairment of long lived assets	141	—
Change in fair value of preferred stock conversion feature embedded derivatives	(6,997)	1,429
Change in fair value of Seneca Holdco liability	2,044	—
Distributions receved from equity method investees	50	60
Expense settled with stock issuance	—	334
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	4,709	(721)
Inventories	(71)	3,933
Prepaid expenses and other assets	666	3,787
Accounts payable	(5,913)	243
Accrued expenses and other liabilities	143	(1,316)
Deferred revenue	(4,599)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(111)

Net cash flows from operating activities	(5,597)	(8,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(3,929)	(6,728)
Proceeds from the sale of fixed assets	320	3,032
Change in restricted cash	(525)	4,687
Deconsolidation of Blackhawk	(206)	—
Cash provided through Blackhawk acquisition	1	—
Cash provided through Central Iowa Energy acquisition	403	—

Net cash flows from investing activities	(3,936)	991

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	5,500	880
Repayments on line of credit	(160)	(1,757)
Cash paid on notes payable	(1,205)	(325)
Cash proceeds from investment in Seneca Landlord	4,000	—
Cash received from issuance of common stock to ARES Corporation	8,000	—
Cash paid for issuance cost of common stock	(280)	—
Cash paid for debt issuance costs	(691)	—

Net cash flows from financing activities	15,164	(1,202)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,631	(9,024)

CASH AND CASH EQUIVALENTS, Beginning of period	5,855	15,311

CASH AND CASH EQUIVALENTS, End of period	$11,486	$6,287

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(IN THOUSANDS)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$579	$2,823

Cash paid for interest	$3,000	$1,621

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization	$8,521

Accretion of preferred stock to redemption value	$21,613	$31,337

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$47	$49

Removal of cost method investee as a result of consolidation	$1,000

Issuance of common stock for debt financing cost	$3,015

Removal of equity method investee as a result of consolidation	$3,969

Property, plant and equipment acquired through the assumption of liabilities	$39,314

Issuance of restricted stock units for equity issuance cost	$582

Assets (liabilities) acquired through the issuance of stock:
Cash	$8,404	$—
Restricted cash	2,302	—
Other current assets	1,342	—
Property, plant, and equipment	89,597	—
Goodwill	69,059	—
Intangible assets	5,895	—
Other noncurrent assets	231	1,359
Line of credit	(900)	—
Other current liabilities	(5,548)	—
Debt	(72,668)	—
Other noncurrent liabilities	(11,729)	—
Fair value of contingent consideration	(2,868)	—

	$83,117	$1,359

See “Note 7 - Variable Interest Entities” for noncash items related to the deconsolidation of Blackhawk

(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Nine Months Ended September 30, 2010 and 2009

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

Also on February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Blackhawk (the Blackhawk Merger). Blackhawk was renamed REG Danville, LLC (REG Danville) immediately following the merger. As a result of the Blackhawk Merger, each outstanding Blackhawk Series A Unit (other than such units held by Biofuels or any affiliate of Biofuels) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became a warrant for the purchase of shares of Common Stock, with the number of shares warrant exchange ratio and exercise price per share adjusted based on the 0.4479 common shares exchange ratio. The former members of Blackhawk received 132,680 shares of Series A Preferred Stock, 6,753,311 shares of Common Stock and 335,924 warrants.

On March 8, 2010, the Company acquired substantially all of the assets and liabilities of CIE (CIE Asset Purchase) in exchange for an aggregate of 4,252,830 shares of Common Stock and 158,485 shares of Series A Preferred Stock. The assets and liabilities were acquired from CIE by REG Newton, LLC (REG Newton), a wholly owned subsidiary of the Company.

On April 9, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and their accounting treatment.

On July 16, 2010, the Company acquired certain assets from Tellurian Biodiesel, Inc. (Tellurian) and American BDF, LLC (ABDF). ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. (RTI) and Tellurian Biodiesel. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition.

On September 21, 2010, the Company acquired substantially all of the assets of Clovis Biodiesel, LLC (Clovis), a wholly owned subsidiary of ARES Corporation, and received $8,000 cash in exchange for the Company’s Common Stock. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition.

Prior to February 26, 2010, the Company refers to the business, results of operations and cash flows of Biofuels, which is considered the accounting predecessor to the Company. For the period after February 26, 2010, the Company refers to the business, results of operations and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Biofuels, REG Danville, and REG Newton.

Nature of Business

As of September 30, 2010, the Company owned biodiesel production facilities with a total of 182 million gallons per year (mmgy) of production capacity, which includes a 60 mmgy biodiesel facility in Seneca, Illinois leased by the Company from a consolidated variable interest entity (see Note 6 – Acquisitions and Equity Transactions).

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. In September 2010, the Company purchased the assets of Clovis which includes a partially completed 15 mmgy biodiesel plant located in Clovis, New Mexico. The plant is approximately 70% complete. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects. The city incentive package for the Emporia construction project has been renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the projected gross cash flows of the projects, if the projects were to be completed, the Company determined that no impairment has occurred.

As of September 30, 2010, the Company managed one other biodiesel production facility owned primarily by an independent investment group with an aggregate of 30 mmgy capacity (hereafter referred to as Network Plant). For this facility, the Company has entered into an agreement to manage the facility while the investment group determines how to raise capital for production facility upgrades. In 2009, the Company provided notice to five networks facilities that it would be terminating services under the Management and Operational Services Agreement (MOSA) twelve months from the date notice was provided as permitted by the MOSAs. Of the five cancellation notices given in 2009, three facilities did not renew their MOSA, the Company is still in negotiations with one facility regarding continued services and another facility was purchased through an asset purchase agreement.

The biodiesel industry and the Company’s business have relied on the continuation of certain federal and state incentives and mandates. The federal biodiesel tax credit expired on December 31, 2009, and, as of the date of the financial statements, Congress has not yet acted to reinstate the credit. As a result, the incentives to the biodiesel industry may not continue beyond the expired date or, if they continue, the incentives may not be at the same level. The failure to reenact, revocation or amend the federal incentive program could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $0 and $3,674 for the three and nine months ended September 30, 2010, respectively, and $6,041 and $13,572 for the three and nine months ended September 30, 2009, respectively. The Company does not expect to have biodiesel tax credit revenues until the reinstatement of the credit.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company is the primary beneficiary of the economic benefits and financial risks of the entity. Intercompany accounts and transactions have been eliminated.

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

Restricted Cash

Restricted cash consists of project funds and debt reserve funds related to various Company entities totaling $2,981 and $2,156 as of September 30, 2010 and December 31, 2009, respectively, which have been restricted in accordance with the terms of loan agreements. The Company classifies restricted cash between current and non-current assets based on the length of time the restricted cash will be utilized.

Accounts Receivable

Accounts receivable are carried on a gross basis, less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted.

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of September 30, 2010 and December 31, 2009 include adjustments to reduce inventory to the lower of cost or market in the amount of $47 and $194, respectively. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to feedstock inventory and biodiesel finished goods inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable.

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815), as amended. ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on futures and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold, and therefore are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in change in fair value of interest rate swap in the Company’s statements of operations.

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

The Company has determined that the conversion feature of the Series A Preferred Stock is an embedded derivative because the redemption feature allows the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock, which effectively provides the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

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

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	September 30, 2010	February 26, 2010	December 31, 2009
Expected volatility	40.00%	40.00%	50.00%
Risk-free rate	3.40%	4.40%	0.89%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova Biosource Fuels, LLC (See Note 6 – Acquisitions and Equity Transactions), the Company has the option to purchase (Call Option) and Seneca Holdco, LLC has the option to require the Company to purchase (Put Option) the membership interest of Seneca Landlord, LLC whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has valued the amounts financed by Seneca Holdco, LLC, the Put Option, and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of the Company’s equity, (ii) expectations regarding future changes in the value of the Company’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as management has determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	September 30, 2010	April 9, 2010
Expected volatility	40.00%	50.00%
Risk-free rate	3.40%	4.60%
Probability of IPO	70.00%	60.00%

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

On February 26, 2010, the date the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which is restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability.

Accretion of $5,367 and $21,613 for the three and nine months ended September 30, 2010, respectively, and $11,560 and $31,337 for the three and nine months ended September 30, 2009, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

Discount rates utilized in the Company’s DCF model are as follows:

	September 30, 2010	February 26, 2010	December 31, 2009
Discount rate	16.00%	15.00%	13.00%

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is reviewed for impairment by reporting unit annually on July 31 or between annual periods when management believes impairment indicators exist. If the carrying value of the reporting unit goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the reporting unit goodwill. Fair value is determined using a discounted cash flow methodology involving a significant level of judgment in the assumptions used. Changes to the Company’s strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. There was no impairment of goodwill recorded in the periods presented.

The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Ending balance - December 31, 2008	$—	$16,080	$16,080
Acquisitions	—	—	—

Ending balance - September 30, 2009	$—	$16,080	$16,080

Ending balance - December 31, 2009	$—	$16,080	$16,080
Blackhawk Biofuels acquisition	43,896	—	43,896
CIE acquisition	25,163	—	25,163

Ending balance - September 30, 2010	$69,059	$16,080	$85,139

Impairment of assets

During the three months ended September 2010, a raw material supply agreement with the New Orleans and Emporia facilities was cancelled by the counter-party. The original agreement was recorded as an intangible asset in the amount of $7,025 and as a result was charged off during the three months ended September 30, 2010. The Company also impaired deferred financing cost related to the New Orleans project GoZone bonds. The Company determined that it was not probable that the GoZone bond allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to the deadline. The amount of the impairment for the three months ended September 30, 2010 was $311.

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

Stock-Based Compensation

The Company has two stock incentive plans. On July 31, 2006, the Biofuels Board of Directors (Biofuels Board) approved the 2006 Stock Incentive Plan. On May 6, 2009, the Company Board of Directors (Company Board) approved the 2009 Stock Incentive Plan. Eligible award recipients are employees, non-employee directors and advisors. The Company accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense was recorded for stock options and restricted stock units awarded to employees and non-employee directors in return for service. The expense was measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.

Income Taxes

The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the carrying amount of deferred tax assets are reviewed to determine whether the establishment of a valuation allowance is necessary. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. As of September 30, 2010, the Company had net deferred income tax assets of $42,250 with an offsetting valuation allowance of $40,750, which results in a net deferred tax asset of $1,500. The net amount is offset by an accrued liability for uncertain tax benefits in the amount of $1,500.

In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. In evaluating losses, the Company considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As of December 31, 2009, the Company concluded that the 2008 and 2009 book and tax losses that result in cumulative losses represent negative evidence. This evidence combined with the uncertainty surrounding the future availability of the federal blender’s credit that expired on December 31, 2009 and has yet to be renewed provides negative evidence that cannot be overcome by positive and objectively verifiable evidence. Based on this evaluation, the Company concluded as of December 31, 2009, a valuation allowance was required for the entire amount of the net deferred tax assets since positive, objectively verifiable evidence was not available to prove that it was more likely than not that the Company would be able to realize these assets.

During the three and nine months ended September 30, 2010 the Company did not record an income tax benefit or expense related to its operations as all amounts were offset by a related change in the valuation allowance. Deferred tax liabilities were recorded during the nine months ended September 30, 2010 as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

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

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed its restated certification of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $0.0001 per share. See “Note 6 – Acquisitions and Equity Transactions” for information related to Common Stock issued in connection with the Acquisitions.

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

On July 16, 2010, the Company issued 598,295 shares of Common Stock in connection with the purchase of substantially all Tellurian LLC and ABDF company assets.

On September 21, the Company issued 2,150,000 shares of Common Stock to ARES Corporation in connection with the purchase of substantially all the assets held by Clovis Biodiesel, LLC and cash.

Common Stock Warrants

Under the Company’s outstanding warrants, the holder may purchase the number of shares of Common Stock underlying each warrant held for a purchase price ranging from $2.23 to $11.00 per share. The warrant holder may “net exercise” the warrants and use the common shares received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination, or other recapitalization.

NOTE 4 — REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of preferred stock with a par value of $0.0001. The Company Board has the discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 6 – Acquisitions and Equity Transactions” for information related to the cancellation of all outstanding Biofuels preferred stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued in exchange for shares of the Series A, Series AA, Series B or Series BB Biofuels Preferred Stock, pursuant to the Biofuels Merger agreement (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. Dividends previously accrued on the Biofuels preferred stock were forgone in connection with the Biofuels Merger and issuance of the Series A Preferred Stock. There were $7,034 of the Series A Preferred Stock dividends in arrears as of September 30, 2010 and $33,388 of Biofuels preferred stock dividends in arrears as of December 31, 2009.

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

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at the then applicable conversion ratio on the date:

a)	of a closing of the sale of shares of Common Stock at a level at or exceeding $22.00, in a Qualified Public Offering (QPO), requiring aggregate proceeds to the Company of at least $40 million, or

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

On February 26, 2010, the Company completed the Blackhawk Merger. See “Note 6 – Acquisitions and Equity Transactions” for additional information regarding the accounting for the Blackhawk Merger.

NOTE 6 — ACQUISITIONS AND EQUITY TRANSACTIONS

On February 26, 2010, the Company completed its mergers with Biofuels and Blackhawk and on March 8, 2010 the Company completed the asset purchase of CIE. The Company also completed the asset purchase of Nova Biosource Fuels, Inc. on April 8, 2010, an asset purchase of Tellurian and ABDF on July 16, 2010 and an asset purchase of Clovis Biodiesel on September 21, 2010.

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

The following table summarizes the final allocations of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at February 26, 2010
Assets (liabilities) acquired:
Cash	$1
Restricted cash	2,002
Other current assets	859
Property, plant and equipment	55,253
Goodwill	43,896
Other noncurrent assets	231
Line of credit	(350)
Other current liabilities	(3,621)
Notes payable	(48,743)
Other noncurrent liabilities	(6,507)

Fair value of common and preferred stock issued	$43,021

The acquisition price is summarized as follows:

	Value at February 26, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Warrants	$1,269	$3.78
Common Stock	40,721	$6.03
Series A Preferred	1,031	$7.77

Total	$43,021

Since all of REG Danville’s revenues for the period from February 26, 2010 through September 30, 2010 consisted entirely of tolling fees from REG Marketing & Logistics Group, LLC (REG Marketing), they were eliminated on a consolidated basis. The net loss generated by REG Danville for the three and nine months ended September 30, 2010 included in the condensed consolidated statement of operations was $2,615 and $6,652, respectively.

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

The acquisition price is summarized as follows:

	Final Value at March 8, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$25,645	$6.03
Series A Preferred	1,233	$7.77

Total	$26,878

Since all of REG Newton’s revenues for the period from March 8, 2010 through September 30, 2010 consisted entirely of contract manufacturing fees from REG Marketing, they were eliminated on a consolidated basis. The net loss generated by REG Newton for the three and nine months ended September 30, 2010 included in the condensed consolidated statement of operations was $833 and $2,151, respectively.

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2010 and January 1, 2009, respectively:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues	$63,122	$42,877	$147,102	$94,872
Net loss	$(7,617)	$(6,836)	$(7,974)	$(20,144)

Nova Biosource Fuels, Inc.

On April 8, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to a wholly owned subsidiary of Biofuels, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). The assets of Nova Seneca and Nova Technologies (the Seneca Assets), including the 60 mmgy biodiesel facility located in Seneca, Illinois (Seneca Facility) was acquired from Chapter 11 debtors in possession initially by the Company and immediately thereafter was sold to an entity owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. These stockholder parties facilitated the transactions described above by, among other things, creating Seneca Landlord, LLC (Landlord) agreeing to invest $4,000 for repairs to the Seneca Facility and in consideration therefore received guarantees of certain payments and other obligations from the Company described below.

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

Tellurian Biodiesel, Inc. and American BDF, LLC

On July 16, 2010, the Company issued 598,295 shares and up to an additional 731,250 shares of Common Stock for certain assets of Tellurian and ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, RTI and Tellurian and previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, with the Company’s national network of biodiesel manufacturing facilities.

As of the date the financial statements were issued for the three months ended September 30, 2010, the Company was still in the process of allocating the fair value of the Common Stock issued to the assets obtained from Tellurian and ABDF. The actual allocation to be recorded will be based on the final estimation of the fair value of the assets received.

The following table summarizes the preliminary allocation of the fair value of the Common Stock issued to the fair values of the assets acquired:

Preliminary Allocation at July 16, 2010
Assets acquired:
Intangible asset	$5,895
Fair value of earnout liability	(2,868)

Fair value of common stock issued	$3,027

The fair value of the Common Stock issued is summarized as follows:

	Value at July 16, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$3,027	$5.06

Clovis Biodiesel, LLC

On September 21, 2010, REG Clovis, LLC, a wholly owned subsidiary of the Company, acquired substantially all assets of Clovis Biodiesel, LLC, a wholly owned subsidiary of the ARES Corporation. At closing, the Company delivered to ARES Corporation 2,150,000 shares of Common Stock in exchange for the assets of Clovis and $8,000 cash.

The Company determined that the Clovis assets do not constitute a business as defined under ASC Topic 805 on the basis that the Clovis assets are not an integrated set of activities or assets that are capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the purchase of the Clovis assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

As of the date the financial statements were issued for the three months ended September 30, 2010, the allocation of the recorded amounts of Clovis consideration transferred and the recognized amounts of the assets acquired were determined based on the fair value of Common Stock exchanged.

The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Final Allocation at September 21, 2010
Assets acquired:
Cash	$8,000
Property, plant and equipment	2,191

Fair value of common stock issued	$10,191

The final acquisition price is summarized as follows:

	Final Value at September 21, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$10,191	$4.74

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

The Company has invested in four network plants owned by independent investment groups. Those companies are SoyMor Biodiesel, LLC (SoyMor), Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). See “Note 9 – Investments” for the investment amounts and the related condensed financial information of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the PB and does not consolidate these VIE’s.

The Company has 50% ownership in 416 S. Bell, a joint venture where control is equally shared. The Company determined that neither partner in the joint venture has the power to direct the activities that most significantly impact the economic performance of the joint venture individually. As a result, the Company is not the PB and does not consolidate this VIE.

The carrying values and maximum exposure for all unconsolidated VIE’s as of September 30, 2010 are as follows:

Investment:	Investments	Maximum Exposure
SoyMor	$1,170	$1,198
WIE	576	641
WDB	2,009	2,015
416 S Bell	603	3,012

	$4,358	$6,866

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the PB (ASC Topic 810). See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition. The Company has a put/call option with Seneca Holdco to purchase Landlord and currently leases the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although the Company does not have an ownership interest in Seneca Holdco, it was determined that the Company is the PB due to the related party nature of the entities involved; the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of Landlord that ultimately gives the Company the majority of the benefit from the use of Seneca’s assets. The Company has elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put and call options (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction will be recorded in earnings. Those assets are owned by, and those liabilities are obligations of, Landlord, not the Company.

As of the date the financial statements were issued for the three months ended September 30, 2010, the Company was still in the process of determining the fair value of the assets acquired and liabilities assumed. The actual valuation of the net assets acquired will be based on the final fair value valuation. The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets and liabilities recorded by the Company as a result of the transaction and subsequent consolidation of Landlord:

Preliminary Allocation at April 8, 2010
Assets (liabilities) acquired:
Restricted cash	$4,000
Property, plant and equipment	39,314
Current liabilities	(400)
Seneca Holdco liability	(6,664)
Notes payable	(36,250)

Fair value of consideration	$—

NOTE 8 — INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$3,303	$743
Work in process	170	22
Finished goods	9,646	12,075

Total	$13,119	$12,840

NOTE 9 — INVESTMENTS

Investments consist of the following:

	September 30, 2010		December 31, 2009
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	9%	$1,170	9%	$1,354
WIE (a)	2%	576	2%	602
WDB (b)	8%	2,009	8%	2,195
416 S Bell	50%	603	50%	598
CIE (c)			4%	1,000
EFB (d)	4%	—	4%	400

Total (e)		$4,358		$6,149

(a)	As of May 2010, the investment was converted from an equity method to cost method investment due to the Company no longer having the ability to significantly influence the operations of WIE.
(b)	As of August 2010, the investment was converted from an equity method to cost method investment due to the Company no longer having the ability to significantly influence the operations of WDB.
(c)	During the first quarter of 2010, the Company purchased Central Iowa Energy LLC (See Note 6 – Acquisitions and Equity Transactions). Through the purchase price allocation, the Company eliminated its investment in Central Iowa Energy.
(d)	As of June 2010, the Company impaired the remaining investment amount of $400.
(e)	The investments include deferred tax assets of $677, fully offset by a valuation allowance.

The condensed financial information of equity method investments is as follows:

			September 30, 2010	December 31, 2009
CONDENSED BALANCE SHEET:
Total current assets			$884	$15,530

Total noncurrent assets			$23,957	$90,846

Total current liabilities			$579	$31,260

Total noncurrent liabilities			$5,626	$9,303

CONDENSED STATEMENT OF OPERATIONS:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Sales	$229	$22,231	$6,607	$41,309
Costs of goods sold	(142)	(21,274)	(5,343)	(40,299)
Operating and other expenses	(765)	(1,708)	(6,039)	(4,873)

Net loss	$(678)	$(751)	$(4,775)	$(3,863)

NOTE 10 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued property taxes	$834	$792
Accrued employee compensation	1,236	858
Accrued interest	272	193
Unfavorable lease obligation, current portion	1,129	1,829
Other	321	525

Total	$3,792	$4,197

Other noncurrent liabilities consist of the following:

	September 30, 2010	December 31, 2009
Fair value of interest rate swap	$790	$1,031
Liability for unrecognized tax benefits	1,500	1,500
Deferred grant revenue	745	—
Straight-line lease liability	1,576	—
Earnout liability	2,868	—
Deferred credit related to investment in Blackhawk	—	7,484

Total	$7,479	$10,015

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

The unfavorable lease obligation consists of the following:

	September 30, 2010	December 31, 2009
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	(907)	—

Total unfavorable lease obligation	12,705	13,612
Current portion	(1,129)	(1,829)

	$11,576	$11,783

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit (expense) of $282 and $907 for the three and nine months ended September 30, 2010, respectively, and $(257) and $(571) for the three and nine months ended September 30, 2009, respectively, for noncurrent liabilities is included in the cost of biodiesel sales.

Estimated amortization benefit as of September 30, 2010 for the fiscal year ending December 31 is as follows:

2010	$284
2011	1,129
2012	1,129
2013	1,129
2014	1,129
Thereafter	7,905

$12,705

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

NOTE 11 — BORROWINGS

On February 26, 2010, in connection with the Blackhawk Merger, one of the Company’s subsidiaries, REG Danville, assumed a $24,600 term loan. The term loan matures November 2011. The Illinois Finance Authority guarantees 61% of the term loan and the remaining amount is secured by the Danville facility. The term loan bears interest at a fluctuating rate per annum equal to the LIBOR rate plus the applicable margin of 400 basis points through September 30, 2010 and December 31, 2009 (effective rate at September 30, 2010 and December 31, 2009 was 4.26% and 4.23%, respectively). Amounts outstanding on the term loan were $24,039 and $24,445 as of September 30, 2010 and December 31, 2009, respectively. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville is required to make monthly principal payments equal to $135 plus accrued interest. In addition to these monthly payments, as the result of an amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2,500 has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow.

REG Danville also has a revolving line-of-credit with a current borrowing capacity of $190 which expires on November 30, 2010. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30 day LIBOR plus 300 basis points as determined at the election of REG Danville at the time of borrowing and is secured by all plant assets owned by REG Danville. Borrowings outstanding under the line-of-credit were $190 and $350 as of September 30, 2010 and December 31, 2009, respectively. On September 30, 2010, REG Danville amended the term loan and revolving line-of-credit to reduce the line-of-credit to $190, provide for repayment terms on the revolving credit line and extend the due date. REG Danville is required to make $20 payments on a weekly basis until the balance is paid in full.

In March 2010, REG Newton obtained a revolving line-of-credit (AgStar Line) with an aggregate borrowing capacity of $2,350 which will expire on March 7, 2011. The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2010 of 5.00%). Borrowings outstanding under the line-of-credit were $550 as of September 30, 2010.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced the term debt (AgStar Loan). Amounts outstanding as of September 30, 2010 of $23,611 require interest to be accrued based on 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2010 of 5.00%). The debt is secured by all plant assets owned by REG Newton. The Company has guaranteed the obligations under the AgStar Line and has a limited guarantee related to the obligations under the AgStar Loan; which provide that the company will not be liable for more than the unpaid interest on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. REG Newton is required to make interest only payments on a monthly basis through September 2011. Beginning in October 2011, REG Newton will be required to make principal and interest payments until the maturity date of March 8, 2013. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account (Debt Reserve) equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6,000, up to $500 in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. See “Note 18 – Subsequent Events” for a description of amendment entered into by REG Newton for the AgStar Loan.

On April 9, 2010, REG Marketing & Logistics Group, LLC and REG Services, together with the Company as guarantor, (the WestLB Loan Parties) entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the WestLB Revolver is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the WestLB Revolver are limited to the amount of certain qualifying assets of the WestLB Loan Parties that secure amounts borrowed. The WestLB Revolver requires the WestLB Loan Parties to maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for base rate loans or 3.0% over adjusted LIBOR for Eurodollar loans (effective rate at September 30, 2010 of 3.26%). The WestLB Revolver is secured by assets and ownership interests of REG Marketing & Logistics Group, LLC and REG Services. Borrowings outstanding under the line-of-credit were $5,500 as of September 30, 2010.

On April 9, 2010, Landlord entered into a note payable agreement with West LB. The balance of the note as of September 30, 2010 is $36,250. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Base Rate Loan through September 30, 2010 (effective rate at September 30, 2010 of 3.26%). Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make estimated monthly principal payments of $201 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property located at the Seneca location.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of September 30, 2010 with exception to the REG Newton AgStar Loan. REG Newton received an amendment from the bank that cured the financial covenants on the AgStar Loan.

Maturities of the borrowings are as follows for the years ending September 30:

2011	$2,904
2012	25,296
2013	25,079
2014	2,767
2015	2,759
Thereafter	28,673

Total	87,478
Less: current portion	(2,904)

$84,574

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

On May 6, 2009, the Company’s Board approved the 2009 Stock Incentive Plan (the 2009 Plan). The 2009 Plan provides for 5,400,000 shares of Company Common Stock to be made issuable or distributable under the plan. Restricted stock or restricted stock units may be awarded under the plan at the discretion of the Board. Restricted stock units may not be sold, transferred, pledged, assigned, or otherwise alienated until the lapse of the period of restriction. The restrictions will lapse with respect to the restricted stock units upon vesting, at which point each restricted stock unit (RSU) will be immediately converted into one share of common stock. The restricted stock units have no conversion price.

In connection with a change of control, Biofuels, at its discretion, may cancel options in exchange for a payment per share in cash of an amount equal to the excess, if any, of the change of control price per share over the exercise price of the option. On August 18, 2010, the Biofuels Board cancelled the stock options held by company employees. This cancellation was concurrent with the issuance of the restricted stock units under the 2009 Plan. The remaining options held by non-employees were assumed by the Company and will remain outstanding under the 2009 Plan with the same conditions as under the 2006 Plan.

The following table summarizes information about Biofuels Common Stock options granted, exercised, forfeited, vested and exercisable:.

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - December 31, 2009	2,208,552	$9.54	6.8 years
Forfeited	(20,500)
Cancelled	(1,959,236)

Options outstanding - September 30, 2010	228,816	$9.50	6.1 years

Options exercisable - September 30, 2010	228,816	$9.50	6.1 years

All stock options that remain outstanding are fully vested and exercisable.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

On August 18, 2010, the Company Board approved the distribution of restricted stock units to employees of the Company. The cancellation of the 2006 Plan stock options and issuance of the restricted stock units was accounted for in accordance with ASC Topic 718. We followed modification accounting which requires the Company to recognize expense based upon the excess fair value of the new awards over the original awards as determined on the modification date. The excess fair value was calculated based upon the difference between the fair value of the restricted stock unit price at issuance and the fair value of the stock options cancelled utilizing the Black-Scholes options pricing model as of the same date.

The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The following table summarizes information about the Company’s Common Stock restricted stock units granted, exercised, forfeited, vested and exercisable:

	Amount of Awards	Weighted Average Issue Price
Awards outstanding - December 31, 2009	—
Issued	2,621,723	$4.74

Awards outstanding -September 30, 2010	2,621,723	$4.74

The restricted stock units issued will cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards is a three year period from the grant date. The performance conditions provide for immediate vesting upon various conditions including a change in control or other common stock liquidity events. The Company is recording the stock compensation expense over the three year service period.

Stock-based compensation cost relating to the stock options and restricted stock units were $423 and $491 for the three and nine months ended September 30, 2010, respectively and $715 and $2,495 for the three and nine months ended September 30, 2009, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. The remaining expense yet to be recorded for the restricted stock unit awards is $9,554 over a period of 2.9 years.

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

Summary of Related Party Transactions

		Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Revenues - Biodiesel sales	$680	(a)	$6,245	(a)	$2,939	(a)	$10,032	(a	)
	Revenues - Services	$26	(b)	$308	(b)	$636	(b)	$744	(b	)
	Cost of goods sold - Biodiesel	$35,687	(c)	$21,640	(c)	$83,399	(c)	$31,048	(c	)
	Cost of goods sold - Services	$—	(d)	$—	(d)	$291	(d)	$—	(d	)
	Selling, general, and administrative expenses	$445	(e)	$695	(e)	$1,259	(e)	$1,350	(e	)
	Other income	$—	(f)	$38	(f)	$—	(f)	$355	(f	)
	Interest expense	$73	(g)	$9	(g)	$277	(g)	$9	(g	)
	Interest income	$—	(h)	$—	(h)	$180	(h)	$—	(h	)
	Proceeds from the sale of long lived assets	$—	(i)	$—	(i)	$—	(i)	$3,032	(i	)

(a)	Represents transactions with related parties as follows:
	West Central	$7		$5		$12		$8
	E D & F Man	673		6,240		2,927		9,984
	Network Plants	—		—		—		40

		$680		$6,245		$2,939		$10,032

(b)	Represents transactions with Network Plants
(c)	Represents transactions with related parties as follows:
	West Central	$4,779		$5,799		$11,225		$14,908
	Network plants	—		—		1,493		—
	Bunge	30,908		15,837		70,681		15,837
	E D & F Man	—		4		—		303

		$35,687		$21,640		$83,399		$31,048

(d)	Represents transactions with Network Plants
(e)	Represents transactions with related parties as follows:
	West Central	$42		$45		$135		$284
	416 S. Bell, LLC	86		172		258		517
	Bunge	304		411		776		411
	E D & F Man	13		67		90		138

		$445		$695		$1,259		$1,350

(f)	Represents transactions with ED&F Man
(g)	Represents transactions with related parties as follows:
	West Central	$14		$—		$91		$—
	Bunge	59		9		186		9

		$73		$9		$277		$9

(h)	Represents transactions with Blackhawk Biofuels
(i)	Represents transactions with ED&F Man

Summary of Related Party Balances

		As of September 30, 2010			As of December 31, 2009
	Accounts receivable	$486	(a	)	$2,328	(a	)
	Prepaid inventory	$—	(b	)	$269	(b	)
	Accounts payable	$5,122	(c	)	$5,415	(c	)

(a)	Represents balances with related parties as follows:
	West Central	$132			$123
	Network Plants	101			1,065
	Bunge	—			24
	E D & F Man	253			1,116

		$486			$2,328

(b)	Represents balances with Bunge
(c)	Represents balances with related parties as follows:
	West Central	$2,740			$2,951
	Network Plants	44			2,293
	Bunge	2,273			127
	E D & F Man	65			44

		$5,122			$5,415

West Central Cooperative

The Company purchases once-refined soy oil from West Central. Purchases from West Central were $4,779 and $11,225 for the three and nine months ended September 30, 2010, respectively. The Company’s purchases were $5,799 and $14,908 for the three and nine months ended September 30, 2009, respectively. The Company also had co-product sales which totaled $7 and $12 for the three and nine months ended September 30, 2010, respectively, and $5 and $8 for the three and nine months ended September 30, 2009, respectively.

West Central leases the land under the Company’s production facility at Ralston, Iowa to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $10 and $30 for the three and nine months ended September 30, 2010, respectively, and $10 and $30 for the three and nine months ended September 30, 2009, respectively.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $32 and $105 for the three and nine months ended September 30, 2010, respectively, and $35 and $254 for the three and nine months ended September 30, 2009, respectively.

In addition to the amounts above, the Company recorded interest expense of and $14 and $91 for the three and nine months ended September 30, 2010, respectively.

Accounts receivable includes net balances due from West Central of $132 and $123 at September 30, 2010 and December 31, 2009, respectively. Accounts payable includes net balances due to West Central of $2,740 and $2,951 at September 30, 2010 and December 31, 2009, respectively.

Bunge North America

The Company purchases feedstocks for the production of biodiesel. Purchases from Bunge were $30,908 and $70,681 for the three and nine months ended September 30, 2010, respectively, and $15,837 for the three and nine months ended September 30, 2009, respectively.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The agreement is a three-year term and either party has the ability to cancel the agreement after the term ends. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $120 and $360 for the three and nine months ended September 30, 2010, respectively, and $341 for the three and nine months ended September 30, 2009. The Company incurred $59 and $186 in interest expense for the three and nine months end September 30, 2010, respectively, and $9 for the three and nine months ended September 30, 2009, respectively, related to the purchase and resale of biodiesel. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. The Company incurred $184 and $416 in incentive fees for the three and nine months ended September 30, 2010, respectively, and $70 for the three and nine months ended September 30, 2009, respectively.

The Company has accounts receivable due from Bunge of $0 and $24 as of September 30, 2010 and December 31, 2009, respectively. The Company has prepaid inventory balance of $0 and $269 as of September 30, 2010 and December 31, 2009, respectively. The Company has accounts payable due to Bunge of $2,273 and $127 as of September 30, 2010 and December 31, 2009, respectively.

E D & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s then wholly owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. For the three and nine months ended September 30, 2010, fees of $13 and $90, respectively, were paid according to the agreement. For the three and nine months ended September 30, 2009, fees of $67 and $138, respectively, were paid. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party. The Company also has entered into a master terminal lease agreement and several leases for terminals with another wholly-owned subsidiary of E D & F, Westway Terminal Company, Inc. These leases have terms ranging from one month to four years. The Company leased two terminals for aggregate fees of $0 during the three and nine months ended September 30, 2010, respectively, and $4 and $303 during the three and nine months ended September 30, 2009, respectively. Additionally, the Company received $0 in terminal lease revenue from Westway during the three and nine months ended September 30, 2010, respectively, and $38 and $355 during the three and nine months ended September 30, 2009, respectively, related to its terminal facility located in Stockton, California. In July 2009, the Company sold the Stockton terminal facility to Westway for $3.0 million in cash.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Revenues on biodiesel from this toll agreement and from other biodiesel sales were $673 and $2,927 for the three and nine months ended September 30, 2010, respectively, and $6,240 and $8,344 for the three and nine months ended September 30, 2009, respectively. Additionally, revenues from raw material sales totaled $0 for the three and nine months ended September 30, 2010, respectively, and $0 and $1,640 for the three and nine months ended September 30, 2009, respectively.

The Company had accounts receivable due from E D & F Man of $253 and $1,116 as of September 30, 2010 and December 31, 2009, respectively. The Company had accounts payable due to E D & F Man of $65 and $44 as of September 30, 2010 and December 31, 2009, respectively.

Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plants pay a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. Total related party management service revenues recognized by the Company related to investees were $26 and $636 for the three and nine months ended September 30, 2010, respectively, and $308 and $744 for the three and nine months ended September 30, 2009, respectively. Additionally, revenues from biodiesel sales totaled $0 for the three and nine months ended September 30, 2010, respectively, and $0 and $40 for the three and nine months ended September 30, 2009, respectively. The Company also incurred fees related to the production of biodiesel in the amount of $0 and $1,493 for the three and nine months ended September 30, 2010, respectively.

The Company had accounts receivable due from the Network Plants of $101 and $1,065 at September 30, 2010 and December 31, 2009, respectively. The Company had accounts payable due to the Network Plants of $44 and $2,293 at September 30, 2010 and December 31, 2009, respectively.

416 S. Bell, LLC

The Company rents a building for administrative uses under an operating lease from 416 S. Bell, LLC. Rent payments made under this lease totaled $86 and $258 for the three and nine months ended September 30, 2010, respectively, and $172 and $517 for the three and nine months ended September 30, 2009, respectively.

NOTE 14 — DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposure to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As of September 30, 2010, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of September 30, 2010, the Company had 429 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $21,363 as of September 30, 2010. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $790 and $1,031 at September 30, 2010 and December 31, 2009, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of September 30, 2010, the Company posted $3,105 of collateral associated with its commodity-based derivatives with a net liability position of $595.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$4,104
Interest rate swap			Other liabilities	1,031
Commodity derivatives	Prepaid expenses and other assets	$47	Prepaid expenses and other assets	300

Total derivatives		$47		$5,435

	As of September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$46,556
Interest rate swap			Other liabilities	790
Commodity derivatives	Prepaid expenses and other assets	$409	Prepaid expenses and other assets	1,004

Total derivatives		$409		$48,350

		Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	Location of Gain (Loss) Recognized in Income	Amount of Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$1,996	$(2,548)	$6,997	$(1,429)
Interest rate swap	Change in fair value of interest rate swap	103	(17)	291	254
Commodity derivatives	Cost of goods sold - Biodiesel	435	447	933	(475)

Total		$2,534	$(2,118)	$8,221	$(1,650)

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

A summary of assets (liabilities) measured at fair value as of December 31, 2009 and September 30, 2010 is as follows:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(4,104)	$—	$—	$(4,104)
Interest rate swap	$(1,031)	—	(1,031)	—
Commodity derivatives	$(253)	—	(253)	—

	$(5,388)	$—	$(1,284)	$(4,104)

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(46,556)	$—	$—	$(46,556)
Interest rate swap	$(790)	—	(790)	—
Seneca Holdco liability	$(8,708)	—	—	(8,708)
Earnout liability	$(2,868)	—	—	(2,868)
Commodity derivatives	$(595)	—	(595)	—

	$(59,517)	$—	$(1,385)	$(58,132)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Earnout Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Ending balance - December 31, 2008	$(1,765)	$—	$—	$—	$—
Total unrealized gains (losses)	799	—	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—	—

Ending balance - March 31, 2009	(966)	—	—	—	—

Total unrealized gains (losses)	320	—	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—	—

Ending balance - June 30, 2009	(646)	—	—	—	—

Total unrealized gains (losses)	—	—	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—	—

Ending balance - September 30, 2009	$(646)	$—	$—	$—	$—

Ending balance - December 31, 2009	$(4,104)	$—	$—	$—	$—
Total unrealized gains (losses)	—	—	—	—	—
Deconsolidation of Blackhawk	—	—	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	—	—	—	291
Purchase accounting consolidation	—	—	—	(24,298)	(3,969)

Ending balance - March 31, 2010	(53,552)	—	—	—	—

Total unrealized gains (losses)	5,001	(371)	—	—	—
Purchases, issuance, and settlements, net	(1)	(7,096)	—	—	—

Ending balance - June 30, 2010	(48,552)	(7,467)	—	—	—

Total unrealized gains (losses)	1,996	(1,673)	—	—	—
Purchases, issuance, and settlements, net	—	432	(2,868)	—	—

Ending balance - September 30, 2010	$(46,556)	$(8,708)	$(2,868)	$—	$—

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

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of membership interest of Seneca Landlord, LLC. The fair value of the Seneca Holdco liability is determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value on a recurring basis, are as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Assets:
Restricted cash	$2,981	$2,981	$2,156	$2,156
Financial Liabilities:
Notes payable and lines of credit	(93,718)	(93,865)	(28,855)	(29,124)

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

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the sale of the processed biodiesel, related byproducts and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by operating segment for the results of operations for the three months and nine months ended September 30, 2010 and September 30, 2009 and as of September 30, 2010 and December 31, 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net sales:
Biodiesel	$62,965	$41,973	$145,783	$89,382
Services	2,725	769	6,941	4,784
Intersegment revenues	(2,568)	(53)	(5,776)	(2,381)

	$63,122	$42,689	$146,948	$91,785

Loss before income taxes and loss from equity investments:
Biodiesel	$6,396	$1,477	$13,265	$(2,332)
Services	89	499	564	1,433
Corporate and other (a)	(13,929)	(8,377)	(21,932)	(18,520)

	$(7,444)	$(6,401)	$(8,103)	$(19,419)

Depreciation and amortization expense, net:
Biodiesel	$1,744	$1,499	$4,042	$4,207

Purchases of property, plant, and equipment:
Biodiesel	$1,865	$1,068	$3,929	$6,728

			September 30, 2010	December 31, 2009
Goodwill:
Biodiesel			$69,059	$—
Services			16,080	16,080

			$85,139	$16,080

Assets:
Biodiesel			$293,464	$147,807
Services			20,799	17,829
Corporate and other (b)			43,401	34,922

			$357,664	$200,558

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of September 30, 2010 and December 31, 2009, there was $184 and $86, respectively, in incentive fees due to Bunge.

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

On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments early within two months after the enactment of the reinstated tax credit. The amount of the reduced principal payments would be $82.

* * * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding Renewable Energy Group, Inc., or we or the Company, that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward looking statements include, but are not limited to, statements about costs or difficulties related to the integration of the businesses or assets and liabilities of REG Biofuels, Inc., (formerly known as Renewable Energy Group, Inc. and REG Intermediate Holdco, Inc.), or Biofuels, Central Iowa Energy, LLC, or CIE, Blackhawk Biofuels, LLC, or Blackhawk, Tellurian Biodiesel, Inc., or Tellurian, American BDF, LLC, or ABDF, or Clovis Biodiesel, LLC, or Clovis; anticipated production facilities, including expected locations, completion date, production capacity, diversified feedstock capability, capital expenditures, and the ratio of debt and equity financing; existing or proposed legislation affecting the biodiesel industry; facilities under development progressing to the construction and operational stages; the market for biodiesel and potential biodiesel consumers; expectations regarding expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing and; anticipated trends and challenges in our business and the biodiesel market. These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Overview

As of September 30, 2010, we owned four completed biodiesel production facilities: a 12 million gallon per year, or mmgy, facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, or the Houston Facility, a 45 mmgy facility in Danville, Illinois and a 30 mmgy facility in Newton, Iowa. In April 2010, we signed a seven year lease with a 60 mmgy facility in Seneca, Illinois to bring total production capacity to 182 mmgy. In addition to these five plants, we began construction of two 60 mmgy production capacity facilities in 2007, one in New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facility. The New Orleans facility is approximately 50% complete and the Emporia facility is approximately 20% complete. We continue to pursue a variety of options with respect to financing the completion of construction of these two facilities. In addition, during third quarter 2010, we acquired a 15 mmgy biodiesel production facility in Clovis, New Mexico which is approximately 70% complete. We plan to complete this facility once we obtain project financing.

As of September 30, 2010, we provide limited operational services to one biodiesel production facility owned by a third party group of investors, for which we had previously provided more extensive operational services. . As of September 30, 2010, this facility was not operating. We continue to be in discussions with the facility owners with regards to future services. We also provide biodiesel facility construction management services to third parties. We are currently providing these services internally for construction activities at the Seneca facility.

Recent Developments

Prior to February 26, 2010, the “Company,” “we” “us” “our” and similar references refers to the business, results of operations and cash flows of Biofuels, formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. After February 26, 2010, such references refer to the business, results of operations and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries, including Biofuels, REG Danville, LLC, or REG Danville, and REG Newton, LLC or REG Newton.

On February 26, 2010, we acquired Blackhawk, referred to as the Blackhawk Merger, and Biofuels, referred to as the Biofuels Merger. Subsequent to the Blackhawk Merger, Blackhawk changed its name to REG Danville. On March 8, 2010, one of our wholly owned subsidiaries, REG Newton, acquired substantially all of the assets and liabilities of CIE, which is referred to as the CIE Asset Acquisition.

In connection with these transactions, we agreed to issue 30,043,005 shares of our Common Stock, $0.0001 par value per share, or the Common Stock, and 13,461,539 shares of our Series A Preferred Stock, $0.0001 par value per share, or the Series A Preferred Stock including shares issued to one of our subsidiaries relating to our ownership interest in CIE. For additional information regarding these transactions, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

On April 8, 2010, we closed a transaction in which our wholly-owned subsidiary REG Seneca, LLC, or REG Seneca, agreed to lease and operate a 60 mmgy biodiesel production facility located in Seneca, Illinois and certain related assets. The facility is owned by Seneca Landlord, LLC, or Landlord, which, because of the lease, put/call option and related party entity ownership, is considered a variable interest entity and is consolidated for financial statement purposes. For additional information regarding this transaction, the Seneca Transaction, see “Note 6 – Acquisitions and Equity Transactions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

On July 16, 2010, the Company issued 598,295 shares and up to an additional 731,250 shares of Common Stock for certain assets of Tellurian and ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc., or RTI, and Tellurian and previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, with the Company’s national network of biodiesel manufacturing facilities. For additional information regarding this transaction, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

On September 21, 2010, we acquired a 15 mmgy biodiesel production facility in Clovis, New Mexico, or the Clovis Facility, from ARES Corporation who also invested an additional $8 million in cash in exchange for Common Stock. In exchange for the Clovis Facility and $8 million in cash, we issued 2,150,000 shares of common stock. The Clovis Facility is 70% complete. For additional information regarding this transaction, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

The Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provided a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009 and as of the date of the financial statements, had not been reenacted. As a result, our sales for 2010 are almost entirely B100. During April 2010, we temporarily stopped producing biodiesel at our Newton facility and our Ralston facility due to reduced demand for biodiesel because of the lack of reinstatement of the blender’s tax credit. At the end of April, our Newton facility began production again. During May, our Ralston facility began producing at a reduced production level. During June, we stopped producing biodiesel at our Houston Facility, which remains idle.

The Energy Independence and Security Act of 2007 created the Renewable Fuels Standard. On July 1, 2010, an updated Renewable Fuels Standard program, or RFS2, was implemented. RFS2 mandates volume requirements for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties—including petroleum refiners and fuel importers—must show compliance with these standards. Currently, biodiesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Today, biodiesel is the only commercially-available advanced biofuel that meets the RFS2 standard based on its greenhouse gas emissions reductions score. Consistent with the RFS2 program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of biodiesel in 2011 and one billion by 2012. Currently the American Petroleum Institute, or API, has filed a lawsuit against the EPA relating to timing of enforcement of RFS2. If API prevails in the lawsuit, the obligation for 2011 could be substantially reduced from the current requirement.

Segments

We derive revenue from two reportable business segments: Biodiesel and Services.

Biodiesel Segment

Our Biodiesel segment includes:

•	our operations of our wholly-owned biodiesel production facilities, currently consisting of production facilities located in:

•	Ralston, Iowa;

•	Houston, Texas;

•	as of February 26, 2010, Danville, Illinois;

•	as of March 8, 2010, Newton, Iowa; and,

•	as of April 8, 2010, Seneca, Illinois, which began production in August 2010;

•	purchases and resale of biodiesel produced by third parties; and

•	toll manufacturing activities we service for third parties.

We derive a small portion of our revenues from the sale of glycerin and fatty acids, which are co-products of the biodiesel production process and from the sale of Renewable Identification Numbers, or RINS. In 2009 and through September 30, 2010, our revenues from the sale of co-products and RINS were less than five percent of the total Biodiesel segment revenues.

Services Segment

Our Services segment includes:

•	biodiesel facility management and operational services, whereby we provide day-to-day management and operational services to biodiesel production facilities; and

•	construction management services, whereby we act as the construction manager and general contractor for the construction of biodiesel production facilities.

Our facility operations management services provided to owners of biodiesel production facilities involve a broad range of activities. Under our Management Operations Services Agreement, or MOSA, that we enter into with a facility owner, we typically receive a monthly fee based on gallons of biodiesel produced or marketed and we are eligible for a bonus based on the facility’s net income. Our MOSAs generally have had a three-year or five-year term. We do not recognize revenue from the sale of biodiesel produced at managed facilities, which we sell for the account of the member-owner as we act as an agent for these transactions. In 2009, we provided notice to five network facilities, including CIE, that we would be terminating our services under the MOSAs twelve months from the date notice was provided as permitted by the MOSAs. As of September 30, 2010, we acquired the assets of CIE, we had ceased providing services to three of these facilities and remain in discussions and provide limited services to the other facility. We do not anticipate that these non-renewals will have a significant impact on our financial statements.

Our construction management services primarily include assistance with pre-construction planning, such as site selection and permitting, facility and process design and engineering, engagement of subcontractors to perform construction activity and supply biodiesel processing equipment, and project management services. Because we do not have internal construction capabilities and do not manufacture biodiesel processing equipment, we rely on our prime subcontractors, Todd & Sargent and its joint venture with the Weitz Company, TSW, to fulfill the bulk of our obligations to our customers. Payments to these prime subcontractors represent most of the costs of goods sold for our Services segment.

Demand for our construction management and facility operations services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the current economic climate, overcapacity in the biodiesel industry and reduced demand for biodiesel, REG did not receive any new orders for new facility construction services in 2009 or the first nine months of 2010. During the first quarter of 2009, we were completing our engagement to upgrade the facility in Danville, Illinois. This revenue was eliminated for financial reporting purposes, in 2009, as a result of our previous consolidation of Blackhawk’s financial statements – see “Note 5 – Blackhawk” to our consolidated financial statements. During second quarter of 2010, REG agreed to manage construction of the upgrades to the Seneca Facility. This revenue was eliminated for financial reporting purposes, in 2010, as a result of our consolidation of Seneca Landlord – see “Note 7 – Variable Interest Entities” to our consolidated financial statements. We anticipate revenues derived from construction management services will be minimal in future periods until conditions in the biodiesel industry improve.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned facilities, including transportation, storage and insurance costs to the extent paid for by our customers;

•	fees from toll manufacturing arrangements with ED&F Man at our Houston Facility;

•	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biodiesel acquired from others;

•	sales of glycerin, other co-products of the biodiesel production process and RINS; and

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

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A Preferred Stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income, the impairment of investments we made in biodiesel plants owned by third parties and the changes in valuation of Seneca Holdco liability.

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. We consider significant influence to include our previous significant operational influence due to our management of biodiesel operations at a member-owned facility and participation by one of our employees on the member-owned facility’s board of directors. This currently includes SoyMor Biodiesel, LLC. We expect to use the equity method to account for our equity interests in all entities with which we execute a MOSA and have board participation. Additionally, we use the equity method of accounting to account for the operating results of 416 S Bell, LLC. Under the equity method, we recognize our proportionate share of the net income (loss) of each entity in the line item “Loss from equity method investees.”

We use the cost method of accounting to account for our investment in three previous member plants, East Fork Biodiesel, LLC, or EFB, after May, 2010, Western Iowa Energy, LLC, or WIE and after August 2010, Western Dubuque Biodiesel, LLC, or WDB. Because we do not have the ability to influence the operating and financial decisions of EFB, WIE, or WDB and do not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. There was $0.4 million impairment recorded during the nine month periods ended September 30, 2010, relating to EFB, which fully impaired the remaining investment. There has been no impairment of the WIE or WDB investments.

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

For additional information with regards to prior accounting treatment for now acquired investments including Blackhawk and CIE, please see “Note 5 – Blackhawk”, “Note 6 – Acquisitions and Equity Transactions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

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

We manage feedstock supply risks related to biodiesel production in a number of ways, including through long-term supply contracts with soybean processors. Most of the feedstock requirements for our Ralston facility, REG Ralston, LLC, or REG Ralston, are supplied under a three year agreement with West Central Cooperative, or West Central. West Central has notified REG that it intended to terminate the current agreement with REG Ralston as it expired on July 8, 2010. We are currently purchasing under and expect to renegotiate terms similar to the expired agreement with West Central. The purchase price for soybean oil under this agreement will be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

We also use animal fat as a feedstock to produce biodiesel. We have increased our use of animal fat as a result of the tolling arrangements with plants with animal fat processing capabilities and the acquisition of REG Danville and REG Newton. We also arranged for purchases of a significant volume of animal fat to supply our network facilities. We utilize several varieties of animal fat, including but not limited to poultry fat, choice white grease, tallow and yellow grease. We manage animal fat supply risks related to biodiesel production through supply contracts with animal fat suppliers/producers. There is no established futures market for animal fat. The purchase price for animal fat is generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet. Our limited efforts to hedge against changing animal fat prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as animal fats, making risk management for these feedstocks challenging.

Our ability to mitigate our risk of falling biodiesel prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biodiesel futures. Our efforts to hedge against falling biodiesel prices, which have been relatively limited to date, generally involve entering into futures contracts and options on other commodity products, such as diesel fuel and heating oil. However, these products do not always experience the same price movements as biodiesel. Changes in the value of these futures or options instruments are recognized in current income or loss.

See “Critical Accounting Policies—Derivative Instruments and Hedging Activities”.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, equities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue recognition.

We recognize revenues from the following sources:

•	the sale of biodiesel and its co-products including RINS – both purchased and produced by us at owned manufacturing facilities, and leased manufacturing facilities;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees from construction and project management; and

•	fees received for the marketing and sales of biodiesel produced by third parties.

Biodiesel sales revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable, and collectability can be reasonably assured.

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

Contract cost includes all direct labor and benefits, materials unique to or installed in the project and subcontract costs. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. We routinely review estimates related to contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we would recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

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

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset. There was $0 and $7.4 million impairment recorded during the nine month periods ended September 30, 2009 and 2010, respectively.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other”, we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. There was no impairment recorded in the periods presented.

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

We utilize the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. On December 31, 2009, we determined that it is unlikely that the assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At September 30, 2010, we had net deferred income tax assets of approximately $42.3 million with a valuation allowance of $40.8 million, which resulted in a net deferred tax asset of $1.5 million and is offset by an accrued liability for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves. As of September 30, 2010, we had a net deferred tax liability of $1.5 million relating to uncertain tax benefits.

Derivatives instruments and hedging activities. The Financial Accounting Standards Board issued ASC Topic 815-40, “Derivatives and Hedging” or ASC 815-40. ASC 815-40 established accounting and reporting standards for derivative instruments and required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. REG utilizes options and futures contracts to hedge feedstock purchases and biodiesel sales contracts. We have designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Additionally, REG has entered into an interest rate swap with the objective of managing risk caused by fluctuations in market interest rate risks associated with the REG Danville loan. Unrealized gains and losses on the options and futures contracts are therefore recognized as a component of biodiesel cost of goods sold, and are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income or expense, net.

Consolidations. As of June 30, 2010, we determined the acquisition price of Blackhawk and CIE. For the Blackhawk Merger and CIE Asset Purchase Agreement, the allocation of the recorded amounts of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed are based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. We determined the goodwill recorded was $43.9 million and $25.2 million for REG Danville and REG Newton, respectively.

On April 8, 2010, we determined that Landlord was a Variable Interest Entity, or VIE, and will be consolidated into our financial statements as we are the primary beneficiary (ASC Topic 810, “Consolidations”). We have a put/call option with Seneca Holdco, LLC, or Seneca Holdco to purchase Landlord and we currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, we determined that we are the primary beneficiary due to the related party nature of the entities involved; our ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of Landlord that ultimately gives us the majority of the benefit from the use of Seneca’s assets. We have elected the fair value option available under ASC Topic 825, “Financial Instruments” on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction will be recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we have consolidated as the primary beneficiary.

See “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the acquisitions.

Valuation of Preferred Stock Embedded Derivatives. The terms of the Series A Preferred Stock provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815-40, we are required to bifurcate and account for as a separate liability certain derivatives embedded in our contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A Preferred Stock, see “Note 4 – Redeemable Preferred Stock” to our consolidated financial statements.

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

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	September 30, 2010	February 26, 2010	December 31, 2009
Expected volatility	40.00%	40.00%	50.00%
Risk-free rate	3.40%	4.40%	0.89%

The estimated fair values of the conversion feature embedded in the Series A Preferred Stock is recorded as a derivative liability. The derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of Series A Preferred Stock embedded derivative. The impact of the change in the value of the embedded derivative is not included in the determination of taxable income.

Valuation of Seneca Holdco Liability. Associated with our transaction with Nova Biosource Fuels, LLC (See “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements), we have the option to purchase (Call Option) and Seneca Holdco has the option to require us to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, the Put Option, and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of the our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as we determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco liability are as follows:

	September 30, 2010	April 9, 2010
Expected volatility	40.00%	50.00%
Risk-free rate	3.40%	4.60%
Probability of IPO	70.00%	60.00%

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

On February 26, 2010, after issuance of the Series A Preferred Stock, the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus dividends using the effective interest method. This determination was based upon the current state of the public equity markets which is restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability.

Accretion of $5.4 million and $21.6 million for the three and nine months ended September 30, 2010, respectively, and $11.6 million and $31.3 million for the three and nine months ended September 30, 2009, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

Valuation of the Company’s Equity. We considered three generally accepted valuation approaches to estimate the fair value of our aggregate equity: the income approach, the market approach, and the cost approach. Ultimately, the estimated fair value of our aggregate equity is developed using the Income Approach – Discounted Cash Flow, or DCF, method. The value derived using this approach is supported by a variation of the Market Approach, specifically comparisons of the implied multiples derived using the DCF method to the multiples of various metrics calculated for guideline public companies.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates, and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry, and company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in our debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of our publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on our publicly traded industry peers. Our cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the industry relative to the market as a whole, an equity risk premium, and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in our DCF model are as follows:

	September 30, 2010	February 26, 2010	December 31, 2009
Discount rate	16.00%	15.00%	13.00%

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

Stock based compensation. We have two stock incentive plans. Biofuels maintains a stock-based compensation program for employees and directors under the 2006 Stock Option Plan, or the 2006 Plan. The 2006 Plan was approved by the Biofuels Board of Directors, or Biofuels Board, on July 31, 2006. We maintain a stock-based compensation program for employees and directors under the 2009 Stock Option Plan, or the 2009 Plan. The 2009 Plan was approved by the Board of Directors, on May 6, 2009. Eligible award recipients are employees, non-employee directors and advisors. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. On August 18, 2010, the Biofuels Board cancelled the stock options held by employees. This cancellation was concurrent with the issuance of the restricted stock units under the 2009

Stock Incentive Plan. The remaining options held by non-employees were assumed by the Company and will remain outstanding under the 2009 Stock Incentive Plan with the same conditions as under the 2006 Plan. Compensation expense was recorded for stock options and restricted stock units awarded to employees and non-employee directors in return for service. The total compensation cost was measured at the grant-date fair value of the award less the fair value of any modified awards at the date of modification and is recognized as compensation expense over the vesting period. We record expense based upon the vesting schedule of the awards.

Results of Operations

Three and nine months ended September 30, 2010 and three and nine months ended September 30, 2009

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Biodiesel	62,965	35,932	142,109	75,810
Biodiesel government incentives	—	6,041	3,674	13,572

Total Biodiesel	62,965	41,973	145,783	89,382
Services	157	716	1,165	2,403

Total	63,122	42,689	146,948	91,785

Cost of Goods Sold
Biodiesel	56,569	40,496	132,518	91,714
Services	68	217	601	970

Total	56,637	40,713	133,119	92,684

Gross Profit (Loss)	6,485	1,976	13,829	(899)
Selling, general and administrative expenses	5,782	7,643	16,599	19,916
Gain on sale of assets – related party	—	(2,254)	—	(2,254)
Impairment of assets	7,336	—	7,477	—

Operating Income (Loss)	(6,633)	(3,413)	(10,247)	(18,561)
Other income (expense)	(811)	(2,988)	2,144	(858)
Income tax benefit	—	1,637	3,728	4,875
Loss from equity investments	(173)	(199)	(554)	(570)

Net Loss	(7,617)	(4,963)	(4,929)	(15,114)
Net loss attributable to non-controlling interests	—	1,448	—	6,350

Net Loss Attributable to REG	(7,617)	(3,515)	(4,929)	(8,764)
Effects of recapitalization	—	—	8,521	—
Less - accretion of preferred stock to redemption value	(5,367)	(11,560)	(21,613)	(31,337)

Net Loss Attributable to the Company’s Common Shareholders	(12,984)	(15,075)	(18,021)	(40,101)

During 2009, Blackhawk was consolidated in our financial results. During first quarter 2010, Blackhawk was excluded from our financial results until the date of the Blackhawk Merger, February 26, 2010. After February 26, 2010, Blackhawk was included in our financial results. See “Note 5 – Blackhawk” and “Note 7 – Variable Interest Entities” on the consolidated financial statements for additional information relating to the Blackhawk consolidation.

Revenues. Our total revenues increased $20.4 million, or 48%, and $55.1 million, or 60%, to $63.1 million and $146.9 million for the three and nine months ended September 30, 2010, respectively, from $42.7 million and $91.8 million for the three and nine months ended September 30, 2009. This increase was due to an increase in biodiesel revenues, offset by a small decrease in service revenues, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $21.0 million, or 50%, and $56.4 million, or 63%, to $63.0 million and $145.8 million during the three and nine months ended September 30, 2010, respectively, from $42.0 million and $89.4 million for the three and nine months ended September 30, 2009, respectively. This increase in biodiesel revenues was due to an increase in both selling price and gallons sold. As a result of higher energy prices during the first three quarters of 2010, the average sales price increased $0.43, or 15%, and $0.67, or 27%, to $3.21 and $3.17, respectively, during the three and nine months ended September 30, 2010, compared to $2.78 and $2.50 during the three and nine months ended September 30, 2009. The following table summarizes the gallons sold (in millions):

	Three Months Ending September 30		Nine Months Ending September 30
	2009	2010	2009	2010
REG Ralston	2.7	1.4	7.9	4.5
Tolling Arrangements with Newton facility	2.3	4.4	3.4	9.2
Tolling Arrangements with Danville facility	6.8	9.5	10.2	21.0
Blackhawk	—	—	0.7	—
Third Party Purchases	1.3	0.6	2.2	1.3
REG Seneca	—	1.9	—	1.9
REG Houston	—	—	5.5	—

Gallons Sold	13.1	17.8	29.9	37.9
REG Houston Gallons Tolled for Others	5.4	2.0	9.3	8.2

Total Gallons Sold	18.5	19.8	39.2	46.1

Gallons sold increased 27% from 29.9 million gallons during the first nine months of 2009 to 37.9 million gallons during the first nine months of 2010, excluding gallons under tolling arrangements with others at our Houston Facility. We have increased production based on additional demand for our product as a result of the implementation of RFS2. The increase in gallons sold was primarily the result of biodiesel produced previously by Blackhawk, now REG Danville, under a tolling arrangement with us which was not in effect during the first quarter of 2009 and 5.8 million gallons during first nine months of 2010 as a result of biodiesel previously produced by CIE, now REG Newton, under a tolling arrangement with us, under which fewer gallons had been produced during the first nine months of 2009. Tolling arrangements were in place at both the Newton and Danville Facilities prior to and after the CIE Asset Acquisition and Blackhawk Merger; therefore, gallons sold from those facilities were sold on our behalf over the entire period. We also began producing at REG Seneca. The increases in gallons sold during 2010 were partially offset by slight decreases in production at REG Ralston, in production at REG Houston on its own behalf and in third party purchases. Feedstock limited processing capabilities at REG Ralston and REG Houston were the main reason for the reduced production. During the first nine months of 2010 under a tolling arrangement, REG Houston shipped 8.2 million gallons compared to 9.3 million gallons during the same period of 2009. As a result of these shipments, we earned toll fees of $0.33 per gallon, $2.7 million total revenue, during the nine months ended September 30, 2010, and $0.39 per gallon, $3.6 million total revenue, during the nine months ended September 30, 2009.

Services. Services revenues decreased $0.5 million, or 78%, and $1.2 million, or 52%, to $0.2 million and $1.2 million for the three and nine months ended September 30, 2010, from $0.7 million and $2.4 million for the three and nine months ended September 30, 2009. Our revenues generated from management services provided to network facilities decreased during first nine months 2010 due to decreased production at the network plants driven by the expiration of the blender’s tax credit and due to the termination of the external MOSA arrangements by September 30, 2010.

Cost of goods sold. Our cost of goods sold increased $15.9 million, or 39%, and $40.4 million, or 44%, to $56.6 million and $133.1 million for the three and nine months ended September 30, 2010, from $40.7 million and $92.7 million for the three and nine months ended September 30, 2009, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the 2010 period and as follows:

Biodiesel. Biodiesel cost of goods sold increased $16.1 million, or 40%, and $40.8 million, or 44%, to $56.6 million and $132.5 million for the three and nine months ended September 30, 2010, compared to $40.5 million and $91.7 million for the three and nine months ended September 30, 2009, respectively. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2010 period as outlined above and an increase in feedstock prices. Average animal fat costs for the nine months ended September 30, 2010 and 2009 were $0.28 and $0.24 per pound, respectively. Average soybean oil costs for the nine months ended September 30, 2010 and 2009 were $0.37 and $0.33 per pound, respectively. We had gains of $0.4 million and $0.9 million from hedging activity in the three and nine months ended September 30, 2010, compared to a gain of $0.4 million and loss of $0.5 million from hedging arrangements in the three and nine months ended September 30, 2009, respectively.

Services. Cost of services decreased $0.1 million, or 69%, and $0.4 million, or 38%, to $0.1 million and $0.6 million for the three and nine months ended September 30, 2010, from $0.2 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. We had limited construction activity in the first three quarters of 2010 and minimal associated costs. Costs incurred to perform services under the MOSAs decreased due to a reduction in wages during first nine months of 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $5.8 million and $16.6 million for the three and nine months ended September 30, 2010, respectively, compared to $7.6 million and $19.9 million for the three and nine months ended September 30, 2009. SG&A expenses decreased $1.8 million, or 24%, and $3.3 million, or 17%, for the three and nine months ended September 30, 2010 as a result of several factors. The increase was primarily due to our 2009 expenses including the consolidation of Blackhawk SG&A expenses, which although still included in expenses during 2010, have been greatly reduced due to the completion of the Blackhawk Merger and start up of the facility. SG&A was further reduced by other cost cutting measures undertaken by management during 2010, which reduced wages by $1.8 million and a reduction of information technology expenses by $0.9 million during the nine months ended September 30, 2010. These savings were partially offset by professional expenses, which increased $0.7 million for the nine months ending September 30, 2010 compared to the same period in 2009. The increase was almost entirely related to the closing of several merger and acquisition transactions, including the Biofuels Merger, Blackhawk Merger, CIE Asset Acquisition, the Seneca Transaction, the Tellurian Transaction and the purchase of the Clovis Facility during 2010.

Gain on sale of assets – related party. In July 2009, we sold the Stockton terminal facility to Westway for $3.0 million in cash. We recognized a gain on the sale of this asset of $2.3 million. We had no similar sales in 2010.

Impairment of Long Lived and Intangible Assets. During the three months ended September 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7.0 million. As a result of the cancellations the full amount was charged off during the three months ended September 30, 2010. We also impaired deferred financing cost related to the New Orleans project GoZone bonds because we determined that it was unlikely that the GoZone bond allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to the deadline. The amount of the impairment for the three months ended September 30, 2010 was $0.3 million.

Other income (expense), net. Other expense was $0.8 million and other income was $2.1 million for the three and nine months ended September 30, 2010. Other expense was $3.0 million and $0.9 million during the three and nine months ended September 20, 2009. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income, and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $2.0 million and $7.0 million income for the three and nine months ended September 30, 2010, compared to expense of $2.5 million and $1.4 million for the three and nine months ended September 30, 2009, respectively. The changes in the fair value of the Seneca Holdco liability for the three and nine months ending September 30, 2010, were expenses of $1.8 million and $2.1 million respectively. Interest expense increased $1.0 million and $1.4 million to $1.5 million and $3.2 million, respectively, for the three and nine months ended September 30, 2010, from $0.5 million and $1.8 million for the three and nine months ended September 30, 2009. This increase was primarily attributable to the Blackhawk Merger and the CIE Asset Acquisition during the first quarter of 2010 and the Seneca Transaction during the second quarter of 2010. Other income during first half of 2009 included $1.4 million of miscellaneous income relating to release of an escrow related to REG’s Stockton terminal facility that occurred in the first half of 2009 and grant income of $0.3 million relating to a research grant received from the State of Iowa.

Income tax (expense) benefit. We recorded no income tax benefit or expense for the three months ending September 30, 2010 due to the full valuation allowance against the income tax expense. Income tax benefit was $3.7 million for the nine months ended September 30, 2010, compared to income tax benefit of $1.6 million and $4.9 million for the three and nine months ended September 20, 2009, respectively. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

Loss from equity investments. Loss from equity investments was $0.6 million for the first nine months of 2010 and 2009.

Non-controlling interest. Net loss from non-controlling interests was $1.4 million and $6.4 million for the three and nine months ended September 30, 2009, respectively, resulting from the consolidation of Blackhawk in 2009. In 2010, there was no income or loss from non-controlling interest due to our acquisition of Blackhawk.

Effects of Recapitalization. Net effects of recapitalization were $8.5 million for the nine months ended September 30, 2010. This is a one-time item due to the Biofuels Merger share issuances.

Preferred stock accretion. Preferred stock accretion was $5.4 million and $21.6 million for the three and nine months ended September 30, 2010, compared to $11.6 million and $31.3 million for the three and nine months ended September 30, 2009. The accretion amount increases as the redemption date becomes closer due to the use of the effective interest rate method. Accretion during 2009 was higher based on the previous redemption date of August 1, 2011. During the first nine months of 2010, we accreted two months of the previously issued Biofuels preferred stock (redemption date of August 1, 2011) and seven months of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after the Biofuels Merger as a result of the new redemption amount and redemption date.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From 2006 through September 30, 2010, we received cash proceeds of $129.1 million from private sales of preferred stock and Common Stock. At September 30, 2010, we had cash and cash equivalents of $11.5 million, total assets of $357.7 million, and debt of $93.7 million.

On February 26, 2010, in connection with the Blackhawk Merger, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. As of September 30, 2010, there was $24.0 million of principal outstanding under the term loan and $0.2 million outstanding under the revolving credit line. The Illinois Finance Authority guarantees 61% of the term loan and the remaining amount is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to LIBOR plus the applicable margin of 4%. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville was required to make monthly principal payments equal to $135,083 plus accrued interest. In addition to these monthly payments, as a result of the amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow. REG Danville is subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. On September 30, 2010, REG Danville amended the term loan and revolving credit line to reduce the revolving credit line to $0.2 million, provide for repayment terms on the revolving credit line and extend the due date. The amendment also clarified some administrative items including definitions on the term loan. As of September 30, 2010, REG Danville was in compliance with the term loan agreement and revolving credit line. The term loan matures on November 3, 2011 and the revolving credit line expires on November 30, 2010.

On March 8, 2010, in connection with the CIE acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of September 30, 2010, there was $23.6 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan; which provides that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Until October 1, 2011, REG Newton is required to pay only accrued interest on the AgStar Loan. Beginning on October 1, 2011, equal monthly payments of principal and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments early within two months after the enactment of the reinstated tax credit. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 7, 2011.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of September 30, 2010 we had $5.5 million outstanding under these agreements.

Certain of our subsidiaries, and REG as guarantor, entered into a Revolving Credit Agreement, or the WestLB Revolver, dated as of April 8, 2010, with WestLB, AG. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. See “Note 11—Borrowings” to our consolidated financial statements for additional information. As of September 30, 2010, we had approximately $5.5 million outstanding under the WestLB Revolver.

As a result of the Seneca Transaction, we received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million in Landlord, the company that owns the Seneca biodiesel production facility, the Seneca Facility, at closing to pay for repairs to the Seneca facility. Landlord leases the Seneca Facility to REG Seneca, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Seneca Landlord a $0.6 million per year fee, payable $150,000 per quarter, which is guaranteed by us. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of September 30, 2010. The effective rate at September 30, 2010 was 3.25%. Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201,389 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property located at the Seneca, IL location. The balance of the note as of September 30, 2010 is $36.3 million.

REG Newton was not incompliance with a financial covenant as of September 30, 2010 on the AgStar Loan. Subsequently, REG Newton and AgStar agreed to amend the loan document to cure this financial covenant. With that exception, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings as of September 30, 2010.

We continue to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects for our operating facilities. Since these discussions are ongoing, we are uncertain when or if financing will be available. We are seeking to enter into equity and debt financing arrangements to meet our projected financial needs for operations, upgrades to existing plants and for completion of the New Orleans, Louisiana facility, the Emporia, Kansas facility and the Clovis, New Mexico facility. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase our leverage and interest costs and would likely be secured by certain of our assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing shareholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the plants of such subsidiaries.

Cash flow. The following table presents information regarding REG’s cash flows and cash and cash equivalents for the years ended December 31, 2007, 2008, and 2009 and for the nine months ended September 30, 2009 and 2010:

	Year Ended December 31,			Nine months Ended September 30,
	2009	2008	2007	2010	2009
	(in thousands)
Net cash flows from operating activities	$(8,209)	$(3,636)	$(6,921)	$(5,597)	$(8,813)
Net cash flows from investing activities	371	(26,173)	(52,898)	(3,936)	991
Net cash flows from financing activities	(1,618)	26,155	25,086	15,164	(1,202)
Net change in cash and cash equivalents	(9,456)	(3,654)	(34,733)	5,631	(9,024)
Cash and cash equivalents, end of period	$5,855	$15,311	$18,965	$11,486	$6,287

Operating activities. Net cash used in operating activities was $5.6 million and $8.8 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net loss was $4.9 million which includes non-cash charges for impairment of intangible assets of $7.3 million, depreciation expense of $3.7 million and non-cash change in the Seneca Holdco liability of $2.0 million. These charges were offset by non-cash benefits including a $3.7 million increase for changes in the deferred tax benefit and a $7.0 million change in the fair value of preferred stock conversion feature embedded derivative. We also used $5.1 million to increase net working capital, which resulted in a net cash use from operations of $5.6 million.

The net use of cash from operating activities during the nine months ended September 30, 2009, of $8.8 million resulted primarily from a $15.1 million net loss from operations, as well as changes to deferred taxes of $4.9 million, a $2.3 million gain on the sale of property, and changes in allowance for doubtful accounts of $1.5 million. These cash uses were partially offset by net working capital decrease of $5.9 million and non-cash depreciation and stock-based compensation expenses totaling $3.3 million and $2.5 million, respectively.

Investing activities. Net cash used for investing activities for the nine months ended September 30, 2010 was $3.9 million, consisting of an cash used to pay for Seneca construction of $3.9 million. Net cash provided from investing activities for the nine months ended September 30, 2009 was $1.0 million, as $6.7 million in facility construction costs for Danville were partially offset by receipt of $4.7 million from a construction escrow fund related to REG Danville’s construction. We also received $3.0 for the sale of our Stockton terminal facility to Westway.

Financing activities. Net cash provided from financing activities for the nine months ended September 30, 2010 was $15.2 million, which represents $8.0 million cash investment from ARES Corporation, $4.0 million cash proceeds received from the Seneca investors and $5.5 million in borrowings on our line of credit. This was partially offset by principal payments in connection with the note payable and cash paid for debt issuance. Net cash used in financing activities for the nine months ended September 30, 2009 was $1.2 million, which consisted of the payoff of the WestLB borrowings of $1.3 million, pay down of notes payable of $0.3 million and changes in the balance of the REG Danville line of credit for a net result of $0.5 million.

Capital expenditures. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, one in New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico, with aggregate production capacity of 135 mmgy. We estimate completion of the New Orleans facility will require approximately $60 million in additional capital. Completion of the Emporia facility will require an additional $54 million and completion of the Clovis Facility will require an estimated $8 million. Additional construction expenditures will be required for the Seneca facility, most of which have been funded through the cash provided by the Seneca investors, but some will be funded through the operation of the facility. We also plan to undertake various facility upgrades when funding becomes available to further expand processing capabilities at our existing facilities, most significantly the Houston Facility.

Off-Balance Sheet Arrangements

REG has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC Topic 810, “Consolidations”. This Statement requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2010. The Company adopted this statement effective January 1, 2010, which resulted in the deconsolidation of Blackhawk and additional disclosure requirements. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

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

The primary objectives of REG’s investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities REG invests in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, REG maintains its portfolio of cash equivalents in short-term investments in money market funds.

Over the period from January 2005 through September 2010, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from approximately $3.81 per gallon reported in September 2008 to approximately $1.21 per gallon in March 2009, with prices averaging $2.10 per gallon during this period. Over the period from January 2005 through September 2010, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from $0.6416 per pound in September 2008 to $0.1972 per pound in January 2005, with closing sales prices averaging $0.3477 per pound during this period. Over the period from January 2005 through September 2010, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from $0.4892 per pound in July 2008 to $0.1226 per pound in May 2006, with sales prices averaging $0.2291 per pound during this period.

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

REG has prepared a sensitivity analysis to estimate its exposure to market risk with respect to its soybean oil requirements, fat requirements and sales contracts and the related exchange-traded contracts for 2009. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of its soybean oil and animal fat requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2009 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	42.9	gallons	10.0%	$10.9	370.9%
Animal Fats	141.0	pounds	10.0%	$3.6	120.7%
Soybean Oil	121.1	pounds	10.0%	$3.5	119.2%

Interest Rate Risk

We are subject to interest rate risk in connection with REG Ralston’s loan with a $2.4 million outstanding balance made from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or the IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.47% for the last week of September 2010. A hypothetical increase in interest rate of 10% would not have a material effect on REG’s annual interest expense.

We are subject to interest rate risk relating to REG Danville’s $24.6 million term debt financing with Fifth Third Bank and its $5.0 million revolving line of credit from Fifth Third Bank. The term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR and will mature on November 3, 2011. Interest will accrue on the outstanding balance of the term loan at the 30 day LIBOR plus 400. Interest accrued on the outstanding balance of the loan at September 30, 2010 at 4.26%. The revolving line of credit will accrue interest at REG Danville’s choice of the 30-day LIBOR rate plus 300 basis points or the Lender’s prime rate plus 25 basis points and is due in monthly payments. At September 30, 2010, we accrued interest at the 30-day LIBOR plus 300 basis points on the outstanding balance which totaled 4.26%.

Blackhawk entered into an interest rate swap agreement in connection with the aforementioned term loan in May 2008. The agreement was assumed by REG Danville. The swap agreement effectively fixes the interest rate at 3.67% on a notional amount of approximately $21.4 million of REG Danville’s term loan through November 2011. The fair value of the interest rate swap agreement was $1.0 million and $0.8 million at both December 31, 2009 and September 30, 2010, respectively, and is recorded in other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Newton is subject to interest rate risk relating to its $23.6 million term debt financing and its $2.4 million revolving line of credit both from AgStar. Interest will accrue on the outstanding balance of the term loan at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2010 of 5.00%). The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2010 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca is subject to interest rate risk relating to its lease payments for the facility. The lease provides that REG Seneca will pay rent in the amount of the interest payments due to WestLB from Seneca Landlord, LLC. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan shall accrue interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan shall accrue interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan is a Eurodollar Loan through September 30, 2010 (effective rate at September 30, 2010 of 3.26%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Marketing and Logistics Group, LLC and REG Services Group, LLC, together the WestLB Loan Parties, are subject to interest rate risk relating to their $10.0 million revolving line of credit from WestLB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan shall accrue interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan shall accrue interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan is a Eurodollar Loan through September 30, 2010 (effective rate at September 30, 2010 of 3.26%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

Inflation

To date, inflation has not significantly affected REG’s operating results, though costs for construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect REG’s ability to maintain its production facilities adequately, build new biodiesel production facilities and expand its existing facilities as well as the demand for its facility construction management and operations management services.

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

Subject to the limitations noted above, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 because of the material weaknesses identified in our risk factor on page 55 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Changes in Internal Control Over Financial Reporting

We are in an ongoing process of strengthening and improving internal controls. Specific actions include:

•	The documentation of an entity-level fraud risk assessment and the development of a delegation of authority policy.

•

The addition of resources with relevant expertise and experience to improve our controls related to the financial close and reporting process. We have improved the timeliness and accuracy of the financial and reporting process, including SEC external reporting requirements.

•

The implementation of an online change management tracking tool and documentation of information security and change control policies. We follow a specific process for documenting, testing, approving and implementing changes to the information systems environments.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

We have updated the following risk factors to reflect changes during the quarter ended September 30, 2010 that we believe to be material to the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. See Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, entitled “Risk Factors.”

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

Federal and state incentives have also been put in place to encourage the use of biodiesel, which, if discontinued, would also harm our ability to sell biodiesel profitably. The biodiesel industry currently operates without the benefit of the blenders’ tax credit. It is uncertain what action, if any, Congress may take with respect to the blenders’ credit in 2010 or when such action might be effective. In 2007, Congress enacted the Energy Independence and Security Act, requiring a specific amount of renewable fuel to be used in motor vehicle fuel nationwide. On July 1, 2010, an updated Renewable Fuels Standard program, or RFS2, was implemented. RFS2 provides volume requirements for the amount of biomass-based diesel that must be utilized each year. Currently the American Petroleum Institute, or API, has filed a lawsuit against the EPA relating to timing of enforcement of RFS2. If API prevails in the lawsuit, the obligation for 2011 could be substantially reduced from the current requirement. If this were to occur, demand for our product may be sufficiently reduced and our revenues could be harmed.

Numerous states have adopted incentives or requirements to encourage renewable fuel use, including the use of biodiesel. In Illinois, there is a fuel tax abatement for retailers who sell B11 or higher blends. In Iowa, fuel distributors receive an incentive for B2 or higher blends. Many states have adopted and/or implemented biodiesel blend requirements. Oregon has implemented B2 biodiesel blend requirements with potential for B5 requirements. Washington’s renewable fuels standard calls for two percent of all diesel fuel consumed in the state to be biodiesel. Minnesota requires a B5 blend for all diesel fuel. New Mexico, Pennsylvania, Massachusetts and Louisiana have all adopted biodiesel blend requirement legislation language. In addition, several Northeast states including Connecticut and Massachusetts and the City of New York have adopted language to require biodiesel in home heating oil. Any repeal, substantial modification or waiver of the renewable fuels mandate or other environmental regulations at the federal or state level could reduce the demand for biodiesel and have a material adverse effect on our results of operations and financial condition. Further, our future ability to raise debt or equity capital may be impaired, delayed or impossible due to a gap in continuous government support for biodiesel.

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

The spread between biodiesel prices and soybean oil prices has varied significantly during recent periods. Although actual yields vary depending on feedstock quality, the average monthly spread between the price per gallon of pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or Jacobsen, and the price of crude soybean oil used to make one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.48 per gallon in 2007, $0.58 per gallon in 2008, $0.38 in 2009 and $.39 per gallon through September 30, 2010. As a result of particularly high soybean oil prices in 2007 and 2008, we have become more dependent on animal fat as a feedstock. Through September 30, 2010, approximately 20% of our total feedstock usage was vegetable oil and 80% animal fat compared to approximately 24% of our total feedstock usage was vegetable oil and 76% animal fat for 2009. The supply of animal fat is affected by seasonality, the amount of slaughter kills in the United States and demand for animal fat from other markets, such as feed rations. The price of choice white grease, a common animal fat used to make biodiesel, can vary greatly. During 2008 and 2009, the average monthly spread between the price per gallon of B100 and the price of choice white grease used to make one gallon of biodiesel as reported by Jacobsen, was $1.83 and $1.23, respectively, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. Through September 30, 2010 the average monthly spread was $1.04.

Another feedstock, inedible corn oil extracted from distillers’ grain, which typically bears a lower price than soybean oil, is not generally available in quantities sufficient for our operations. At present, there are a limited number of ethanol plants with the corn oil extraction equipment to extract the corn oil that can be used in biodiesel production. If more ethanol plants do not implement the extraction equipment or if ethanol plants remain idle, we may not have the ability to supplement our feedstock requirements with significant amounts of corn oil. We also use used cooking oil, or UCO, as a feedstock for biodiesel production. The market for UCO as a feedstock for biodiesel is still developing and supply is constrained. This constraint may lead to volatile UCO prices, which in turn could adversely affect our profit margins on biodiesel produced from UCO.

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

Several of our subsidiaries have a significant amount of indebtedness, some of which we have guaranteed. At September 30, 2010, our total term debt was $93.7 million, including consolidated debt from Seneca Landlord, LLC. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations or obtain additional working capital borrowings to fund operations. In connection with the Seneca Facility transaction, one of our subsidiaries leases the Seneca Facility from its owners under a lease agreement. If a termination of the Seneca Facility lease is due to breach by our subsidiary, then we would be required to issue to the Seneca Facility owners a three year note in the principal amount of $4.0 million plus certain adjustments, which would add to our total debt outstanding.

The significant amount of indebtedness of these subsidiaries could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes. For example, we are required to pay a certain portion of our excess cash flow at our Danville, Newton and Seneca facilities to their respective lenders annually, which will reduce the cash flow that we receive from these facilities;

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

We have three unfinished plants, one in New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico, that we expect to complete in order to commence production at these facilities. We also have various upgrades planned for our other facilities. In order to complete these facilities or upgrade our facilities as planned, we will require additional capital. While we intend to finance a portion of these capital expenditures from our cash flow from operations, we will need to raise a significant amount of capital for these projects in the form of new debt or equity. If market conditions prevent us from obtaining such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our future revenue and cash flow.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In 2010, we acquired REG Biofuels, Inc, Blackhawk Biofuels, LLC, Central Iowa Energy, LLC, Tellurian Biodiesel, Inc., American BDF, LLC, a partially complete facility in Clovis, New Mexico and entered into a seven year lease on the Seneca, Illinois Facility. We may, in the future, acquire additional companies, products or technologies. We may not realize the anticipated benefits of any or all of these transactions and each transaction has numerous risks. These risks include:

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

The aforementioned risks apply to our acquisitions mentioned above. Mergers and acquisitions are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

We have guaranteed certain payment obligations and are subject to a put/call right related to our recent transaction involving a 60 million gallon per year biodiesel production facility located in Seneca, Illinois that we agreed to operate, or the Seneca Facility.

Under the terms of the agreements with the owners of a 60 million gallon per year biodiesel production facility located in Seneca, Illinois that we operate, or the Seneca Facility, we have guaranteed the payments by Seneca Landlord, LLC of $150,000 per quarter to the Seneca Holdco, LLC. We have paid these fees for the prior quarters. If Seneca Landlord, LLC does not generate sufficient revenues from which it could satisfy its obligations to pay the investor fee, we may have to continue to fund future investment fees. Furthermore, the Seneca Facility owners have a right to put its ownership interests to us after April 8, 2011, provided we have a minimum excess net working capital of 1.5 times the put/call price, which is the greater of three times the initial investment or a 35% internal rate of return on the initial investment. If Seneca Landlord, LLC fails to make the required payments and we are required to make the payments pursuant to our guarantee, or we are required to purchase the Seneca Facility ownership interests pursuant to the put right, it will reduce our available cash on hand to use for other purposes, including debt repayment or payment of other operating expenses.

Two customers accounted for a meaningful percent of revenue and a loss of these customers would have an adverse impact on our total revenue.

One customer accounted for 24% of our total revenue in 2009 and 30% of our total revenue in the first three quarters of 2010 and another customer accounted for 11% of our total revenue in 2009 and 3% of our total revenue in the first three quarters of 2010. In the event we lose either of these customers and cannot replace the lost revenue with revenue from other customers, our revenue would decline which would negatively affect our profitability.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

10.1	Agreement for Purchase and Sale of Assets and Common Stock by and among ARES Corporation, Clovis Biodiesel, LLC, REG Clovis, LLC and Renewable Energy Group, Inc. dated August 24, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chief Executive Officer and Director

By:	/s/ Chad Stone
Chad Stone
Principal Financial Officer

By:	/s/ Natalie Lischer
Natalie Lischer
Principal Accounting Officer