Form 10-K
period 2010-12-31
Renewable Energy Group, Inc.
filed 2011-03-31
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-161187

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4785427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (515) 239-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2010, there was no public trading market for the registrant’s common stock. There were 33,129,553 shares of the registrant’s $0.0001 par value common stock outstanding on February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” “will” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	existing or proposed legislation affecting the biodiesel industry, including governmental incentives and tax credits;

•

our planned expansion strategies for our production and distribution of biodiesel, including through future acquisitions, additional terminal leases, new facility construction, and existing facility upgrades;

•	our plans to diversify our business through the production of other renewable fuels, as well as developing and assisting in the development of advanced feedstocks and renewable chemicals;

•	facilities currently under development progressing to the construction and operational stages, including capital expenditures and our ability to obtain financing for such construction;

•	our ability to further develop our financial, managerial and other internal controls and reporting systems to correct current material weaknesses and to accommodate future growth;

•	our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk;

•	anticipated future revenues from our operational management and facility construction services;

•	the impact of the termination of our Management Operations Services Agreements on our financial results;

•	the expected effect of current and future environmental laws and regulations on our business and financial condition;

•	our ability to renew existing contracts at similar or more favorable terms;

•	expected technological advances in biodiesel production methods;

•	our competitive advantage relating to input costs relative to our competitors;

•	the market for biodiesel and potential biodiesel consumers, including expected increases in the demand for biodiesel in jurisdictions that adopt low carbon fuel standards;

•	expectations regarding our expenses and sales;

•	anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and

•	anticipated trends and challenges in our business and the biodiesel market.

These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements are also subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report.

Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission.

Item 1.	Business

General

Renewable Energy Group, Inc. is a leading marketer and producer of biodiesel in the United States. As of December 31, 2010, our five operating biodiesel production facilities had an aggregate nameplate biodiesel production capacity of 182 million gallons per year, or mmgy. During 2010, we sold approximately 67.9 million gallons of biodiesel, including 62.5 million gallons produced at our owned or leased facilities and 5.4 million gallons produced by third party manufacturers and resold by us. Nearly all of the biodiesel we sold in 2010 was marketed under our own REG-9000™ brand. We had total revenues of approximately $216.5 million for the 2010 fiscal year.

Our biodiesel production capacity includes a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, a 45 mmgy facility in Danville, Illinois, and a 30 mmgy facility in Newton, Iowa. In April 2010, we signed a seven year lease with a 60 mmgy facility in Seneca, Illinois, to bring total production capacity to 182 mmgy. In addition to these five plants, we began construction of two 60 mmgy production capacity facilities in 2007, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction. Construction of our New Orleans facility is approximately 50% complete and construction of our Emporia facility is approximately 20% complete. In addition, in September 2010, we acquired a 15 mmgy biodiesel production facility in Clovis, New Mexico, which is approximately 70% complete. We plan to complete these three facilities once we obtain project financing.

We are actively pursuing opportunities to diversify our business by becoming involved in the production of other types of renewable fuels, as well as developing and assisting in the development of advanced feedstocks and renewable chemicals, to leverage our experience in the biodiesel production process. We believe we are well suited to act as a development and commercialization partner for other renewable fuel, advanced feedstock and renewable chemical developers and companies in need of further support and capabilities. This diversification effort may result from any variety of business relationships including contracts, licensing, direct investments, and joint ventures, as well as mergers and acquisitions.

History

Our predecessor, REG Biofuels, Inc., formerly named Renewable Energy Group, Inc., was formed under the laws of the State of Delaware in August 2006 upon acquiring the assets and operations of the biodiesel division of West Central Cooperative, or West Central, and two of West Central’s affiliated companies, InterWest, L.C. and REG, LLC. Through these predecessors, we have been producing and selling biodiesel for more than 13 years and providing new facility construction and management services for over six years.

Prior to February 26, 2010, the “Company,” “REG,” “we,” “us,” “our” and similar references refer to the business, results of operations and cash flows of REG Biofuels, Inc., formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. After February 26, 2010, such references refer to the business, results of operations and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries.

In June 2008, we acquired our Houston facility, which has access to deepwater ports, from United States Biodiesel Group, Inc., or USBG, through a transaction which included an equity investment in the Company by USBG. We also acquired a terminal facility with the option to build a biodiesel plant at the Port of Stockton in Stockton, California. In July 2009, we sold the Stockton terminal facility for $3.0 million in cash.

On February 26, 2010, we acquired our Danville facility by merger from Blackhawk Biofuels, LLC. On March 8, 2010, we acquired our Newton Facility, through the purchase of substantially all of the assets and liabilities of Central Iowa Energy, LLC. On April 8, 2010, we closed a transaction in which we agreed to lease and operate the Seneca facility and certain related assets.

On July 16, 2010, we acquired certain assets of Tellurian Biodiesel, Inc., or Tellurian, and American BDF, LLC, or ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc., or RTI, and Tellurian. ABDF previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, with our national network of biodiesel manufacturing facilities.

On September 21, 2010, we acquired for stock the partially constructed Clovis facility and $8.0 million in cash.

Organizational Structure

Our business is organized into two reportable operating segments: Biodiesel and Services.

Biodiesel Segment

Products

Our primary source of revenue is derived from the sale of biodiesel. The Biodiesel segment had revenues of approximately $215.1 million for the 2010 fiscal year, which accounted for approximately 99% of total 2010 revenues. Our REG-9000™ biodiesel product line-up offers more stringent standards than ASTM D 6751specifications. The REG-9000™ brand biodiesel product is available in all 48 continental states, Hawaii and beyond. We sell biodiesel predominantly to resellers, distributors and refiners who typically blend biodiesel with petroleum-based diesel fuel before reselling to end-users. We offer training to distributors to educate their sales forces on the benefits and characteristics of biodiesel in an effort to increase biodiesel demand from end users. All of our facilities are either certified BQ-9000 by the National Biodiesel Accreditation Program or follow the BQ-9000 quality processes and assurance programs and are in the process of obtaining certification.

We derive a small portion of our revenues from the sale of glycerin and fatty acids, which are co-products of the biodiesel production process. In 2010, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues. A portion of the selling price of a gallon of biodiesel may be attributable to Renewable Identification Numbers, or RINs, that are created to track compliance with the Renewable Fuels Standard discussed further below. When we sell biodiesel, we generally attach RINs to each gallon. We can attach from zero to two and one half RINs to any gallon of biodiesel.

We also continue to offer tolling services to the third parties through our facilities. During 2010, we provided tolling services in the amount of 8.2 million gallons, which were produced from our Houston facility.

Inputs

There are three key inputs for biodiesel production: feedstock, including oils and fats, methanol and chemical catalysts. In 2010, feedstock accounted for 76% of our costs of goods sold, while methanol and chemical catalysts accounted for 5% and 3% of our costs of goods sold, respectively.

In the U.S., the predominant feedstocks used in biodiesel production currently are animal fats, inedible corn oil, used cooking oil and soybean oil. Unlike our competitors, many of which must rely solely on refined soybean or other virgin vegetable oils, several of our facilities are multi-feedstock capable, meaning that they can generate biodiesel from lower cost feedstock that include impurities and higher free fatty acid levels like used cooking oil, animal fats or crude or degummed soybean oil, other vegetable oils and animal fats. Our facilities are increasingly using higher free fatty acid level animal fats, used cooking oil and inedible corn oil rather than refined soybean oil. For 2010, approximately 91% of our total feedstock usage was animal fat, used cooking oil or inedible corn oil and 9% was soybean oil, compared to approximately 78% animal fat, used cooking oil or inedible corn oil and 22% soybean oil in 2009. We have produced biodiesel that exceeds ASTM D6751 standards using various types of animal fat, used cooking oil, palm oil and corn oil inputs. We believe it is important to be able to utilize alternative, lower-priced and lower carbon intensity feedstocks, such as animal fats, used cooking oil and inedible corn oil when food grade, refined soybean oil prices are rising. We are also pursuing alternative feedstocks such as Camelina oil, jatropha oil and algae oil.

Animal fats, used cooking oil and inedible corn oil are procured from many different vendors in small to medium volume quantities. There is no established forward market for these purchases. We generally purchase animal fats on a freight delivered basis and purchase in one to four week forward positions. Used cooking oil and inedible corn oil can be purchased in nearby forward positions or forward strips of three to twelve months out, indexed to the New York Mercantile Exchange, or NYMEX, heating oil market.

Soybean oil is procured on a spot or fixed-price forward contract basis from large soybean oil producers such as Ag Processing Inc, Archer Daniels Midland Company, Cargill, Incorporated, CHS Inc., De Bruce Grain, Inc., Minnesota Soy Processors and Bunge North America, or Bunge. Fixed-price forward contracts specify the amount of soybean oil, the price and time period, which is typically one month to three months, over which the soybean oil is to be delivered. Fixed-price forward contracts are at fixed prices or soybean oil prices on the Chicago Board of Trade, or CBOT, plus or minus a basis adjustment reflecting price differentials between local and CBOT supply and demand and the cost of delivery.

Our Ralston facility and our planned New Orleans and Emporia facilities are located near soybean oil or other feedstock producers, in order to reduce or eliminate feedstock transportation costs. For our Ralston facility, we obtain most of our required soybean oil from West Central. The soybean oil from West Central is piped directly from West Central’s crush facility located adjacent to our Ralston facility, which eliminates feedstock transportation costs. We pay West Central based on CBOT daily prices plus or minus a negotiated provision fee. We anticipate that a significant portion of any soybean oil we will use in the future will continue to be crude degummed soybean oil, which will continue to reduce our input costs relative to our competitors whose facilities require refined soybean oil.

We obtain methanol, chemical catalysts such as sodium methylate, and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.

Risk Management

The prices for feedstocks and biodiesel are volatile and are not closely correlated. We are, therefore, exposed to commodity price risk in our business. In addition, we have in the past, and expect in the future, to utilize forward contracting and hedging strategies, including strategies using futures, options, and over-the-counter products.

However, the extent to which we engage in these risk management strategies varies substantially from time to time, depending on market conditions and other factors. In establishing our risk management strategies, we draw from our own in-house risk management expertise and we consult with industry experts, such as Bunge and ED&F Man Holdings Limited and affiliates, or ED&F Man, two of the largest international commodity trading firms and investors in us. Bunge provides risk management services to us pursuant to a master services agreement. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience, and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energies, which we then can incorporate into our risk management strategies.

We manage feedstock supply risks related to biodiesel production through a combination of long-term supply contracts and spot-traded feedstock contracts with animal fat suppliers, used cooking oil suppliers, inedible corn oil suppliers and soybean oil processors. The purchase price for soybean oil under many of these agreements is indexed to prevailing market prices with a substantial percentage being purchased at a fixed spread, or basis, from the prevailing CBOT prices. We utilize futures contracts and options to hedge, or lock in, the cost of a portion of our future soybean oil requirements, generally for varying periods up to one year. We do not forward hedge our animal fat requirements as there is no established market for animal fat futures.

Our ability to mitigate the risk of falling biodiesel prices is somewhat limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices as fixed price contracts for long periods have generally not been available on acceptable terms. There is no established market for biodiesel futures. Our efforts to hedge against falling biodiesel prices generally involve entering into futures contracts and options on other commodity products, such as diesel fuel and heating oil.

Distribution

We have created a national distribution system to supply biodiesel throughout the United States. Each of our facilities is equipped with an on-site rail loading system and/or a truck loading system. We offer logistics and supply chain management services, including leased rail cars for transportation and terminal space for distribution. We also manage some customers’ biodiesel storage tanks and replenishment process. We lease more than 150 railcars for transportation and space in ten terminals, not including our terminals located at our facilities. Typically, our terminals are co-located with petroleum diesel terminals so that fuel distributors and customers can create the desired biodiesel blend at the terminal before further distribution. Terminal leases typically have one to three-year terms and are generally renewable subject to certain terms and conditions. In the future, we plan to increase our number of terminal leases in strategic locations, including on the coasts of the U.S. and other deep water access points, to create an extensive distribution system that enhances our ability to market biodiesel in the U.S. and abroad. We have sold biodiesel in all 48 contiguous states and Hawaii.

Services Segment

Our Services segment provides biodiesel facility management and operational services to third party owners of biodiesel production facilities as well as facility construction management services to third parties. In 2009, we made the decision to terminate substantially all of our contracts for facility management and operational services for outside parties. We did not receive any new orders for new facility construction services in 2009 or 2010. The Services segment had revenues of approximately $1.3 million in 2010, which accounted for 1% of total 2010 revenues.

Operational Management

We have historically provided operational management services that have included:

•	training of facility operations personnel and implementation of on-site testing, quality control and safety procedures;

•	procuring feedstocks, methanol and chemical inputs;

•	monitoring and testing product quality;

•	advising on and executing risk management practices and strategies;

•	managing manufacturing facilities and employees;

•	logistics and supply chain management;

•	marketing and selling finished biodiesel and glycerin co-product; and

•	providing administrative services, such as accounting, information technology, insurance, human resources, payroll and communications.

In 2009, we provided notice to five third party-owned facilities that we would be terminating our operational services twelve months from the date notice was provided. As of December 31, 2010, we had acquired one of these facilities, had ceased providing services to three of these facilities and remain in discussions to provide limited services to the other facility. While we continue to seek opportunities to provide operational services, we anticipate revenues derived from these services will be minimal in 2011.

Facility Construction Management

We have historically provided a broad range of facility construction management services to the biodiesel industry. To date, we have provided biodiesel facility construction management services for the construction of seven facilities and we significantly upgraded two other facilities. For those projects, we acted as construction manager and general contractor along with providing various development stage services, facility design and engineering services. We did not receive any new orders for new facility construction services in 2009 or 2010; however, we did upgrade two facilities, which we currently own or lease.

Governmental Programs Favoring Biodiesel Production and Use

The biodiesel industry benefits from economic incentives to produce biodiesel, including support from federal biodiesel programs. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, or EPAct, and the Energy Independence and Security Act of 2007, or EISA, are the primary pieces of federal legislation that have established the groundwork for biodiesel market development. In 2010, we received approximately $7.2 million dollars in revenues from government sponsored biodiesel incentive programs, most of which was attributable to the blenders’ tax credit discussed below.

Renewable Fuel Standard

In August 2005, the EPAct established a renewable fuel standard program, or RFS, requiring a specific amount of renewable fuel to be used in motor vehicle fuel nationwide. This requirement has been imposed on refineries and importers in the 48 contiguous states. Beginning in 2008, EISA amended the EPAct to increase the number gallons of renewable fuel required to be used in motor vehicle fuel nationwide. The number of gallons of biomass-based diesel, such as biodiesel, is required to increase from 500 million gallons in 2009 to 1.0 billion gallons in 2012.

On July 1, 2010, an updated Renewable Fuel Standard program, or RFS2, was implemented. RFS2 requires certain volume minimums for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Today, biodiesel is the only significant commercially-available advanced biofuel produced in the United States that meets the RFS2 standard based on its greenhouse gas emissions reductions score. Consistent with the RFS2 program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. After implementation of RFS2, the American Petroleum Institute, or API, and National Petrochemical Refiners Association, or NPRA, filed a lawsuit against the EPA relating to timing of enforcement of RFS2. On December 21, 2010, the U.S. District Court of Appeals for the District of Columbia issued a unanimous decision to deny the petition by NPRA and API challenging the RFS2. Although the API and NPRA have appealed, we believe that this decision removes significant uncertainty that has clouded the future of the biodiesel industry.

The Biodiesel Blenders’ Tax Credit

The American Jobs Creation Act of 2004 created the Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, which provided a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009, but was restored on December 17, 2010, retroactively for 2010 and prospectively for 2011. Because the blenders’ tax credit was not in effect for most of 2010, we elected to sell most of our production in 2010 as B100. During April 2010, we temporarily stopped producing biodiesel at our Newton facility and our Ralston facility due to reduced demand for biodiesel because of the lack of reinstatement of the blender’s tax credit. At the end of April, our Newton facility began production again. During May, our Ralston facility began producing at a reduced production level. During June 2010, we stopped producing biodiesel at our Houston Facility, which began production again during March of 2011.

State Legislation

Several states have laws on the books requiring and/or incentivizing the use of biodiesel and several are currently considering legislation to enhance these programs. Numerous states have adopted incentives or requirements to encourage renewable fuel use, including the use of biodiesel. For example, Illinois offers a 6.25% sales tax abatement for B11 (diesel fuel comprised of 11% biodiesel and 89% petroleum-based diesel) blends and Iowa offers a $0.03 income tax credit to petroleum marketers of B2 (diesel fuel comprised of 2% biodiesel and 98% petroleum-based diesel) blends. Many states have adopted and/or implemented biodiesel blend requirements. Oregon has implemented B5 biodiesel blend requirements. Washington’s renewable fuels standard calls for two percent of all diesel fuel consumed in the state to be biodiesel. Minnesota requires a B5 blend, which is scheduled to increase to B10 in 2012, for all diesel fuel. New Mexico, Pennsylvania, Massachusetts and Louisiana have all adopted biodiesel blend requirements legislation. In addition, several Northeast states, including Connecticut and Massachusetts, and the City of New York have adopted legislation to require biodiesel in home heating oil. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several state governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets. In addition, several states have adopted or are considering adopting low carbon fuel standards, or LCFS, requiring a reduction in the amount of carbon in their transportation fuels. Biodiesel has lower carbon emissions than petroleum diesel and is thus expected to see increased demand in states like California that have adopted a LCFS.

Competition in the Biodiesel Industry

We currently compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these competitors have greater resources than we do. Archer Daniels Midland Company, LLC, Cargill, Incorporated, Louis Dreyfus Commodities, Ag Processing Inc, Seaboard Farms and Owensboro Grain Company, LLC are major international agribusiness corporations and biodiesel producers with the financial, sourcing and marketing resources to be formidable competitors in the biodiesel industry, without geographical, funding or feedstock constraints. These agribusiness competitors tend to make biodiesel from soybean or canola oil, which they produce as part of their integrated agribusinesses. We also face competition from biodiesel producers who primarily produce biodiesel from lower cost, higher FFA, feedstocks like we do.

Currently, there is excess production capacity built in the U.S. biodiesel industry; however many of these facilities have not operated or are not currently operating. According to the National Biodiesel Board, or NBB, 98 dues paying biodiesel production facilities with self reported annual production capacity of approximately 2.0 billion gallons per year are registered under RFS2. Of these, we estimate that approximately 65% of these capacity gallons are from operational plants that are producing today. The U.S. Census reports that 311 million gallons of biodiesel was produced in the United States during 2010.

The biodiesel industry generally is in competition with the petroleum industry, particularly the diesel fuel portion of the petroleum industry. The size of the biodiesel industry is insignificant compared to the size of the diesel fuel industry and biodiesel producers are able to compete with the assistance of government environmental regulations and incentives, assisted from time to time by high petroleum and diesel fuel prices.

Seasonality

The operating results of biodiesel producers are influenced by seasonal fluctuations in the price of biodiesel and the price of feedstocks. Biodiesel sales tend to be lower during the winter season in the northern part of the United States due to the potential for biodiesel to gel in cold weather. The demand for animal fat based biodiesel in particular is lower in the colder months as it has a higher cloud point than vegetable-based biodiesel. The decrease in demand for animal fat biodiesel generally leads to a reduction in the price of animal fats in winter months. Inedible corn oil prices, because it produces a lower cloud point biodiesel, tend to be higher in the winter as demand for that feedstock increases. Both of these feedstocks are primarily used for biodiesel production. Soybean oil is used for several purposes other than biodiesel production so its seasonality is driven by factors other than biodiesel. In recent years, the spot price for soybean oil has decreased during the late summer and early fall harvest season and increased during the early spring and the late fall and winter months. As a result of seasonal fluctuations, comparisons of operations between consecutive quarters may not be as meaningful as comparisons between longer reporting periods or the same period in previous years.

Feedstock and Technology Development

Our feedstock and technology development team consists of a director of business development, a PhD chemical engineer, a PhD oleo chemist, a director of manufacturing operations, a Six Sigma Black Belt mechanical engineer and other technology support located at our executive offices and resources located at each of our facilities. The team provides services to REG facilities in addition to distributors, terminals and end customers. The team focuses on improving production volumes and quality, evaluating potential new feedstock sources and new technologies, designing and improving equipment and process flow, enhancing the value of co-products, researching reaction kinetics, troubleshooting and educating customers and strategic partners.

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.

We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year. However, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our ongoing operations. Future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.

Employees

As of December 31, 2010, REG employed 170 full-time employees, including 125 in operations and services, 14 in sales and marketing and 31 in administration. None of our employees are represented by a labor organization or under any collective bargaining agreements.

Item 1A.	Risk Factors

Risks Related to our Business

Loss of governmental requirements or incentives for biodiesel production or consumption could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

The biodiesel industry has been substantially aided by federal and state requirements, tax credits and incentives. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives.

The most important of these government programs is the federal Renewable Fuel Standard, or RFS, which Congress enacted in the Energy Independence and Security Act of 2007. The RFS requires that a specific amount of renewable fuel be used in motor vehicle fuel nationwide. Beginning July 1, 2010, the RFS program began to require certain volumes of biomass-based diesel (a definition that includes biodiesel and renewable diesel) to be used annually. The requirement for 2011 is 800 million gallons, increasing to one billion gallons in 2012. If Congress were to repeal or curtail the RFS program, or if the EPA is not able or willing to enforce the RFS requirements, demand for our product would not increase as we expect under the RFS and revenues would be harmed.

Biodiesel prices are increasingly influenced by the price of the RFS RINs. Biodiesel has historically been priced in relation to ultra low sulfur diesel, or ULSD, plus state and federal tax incentives. Since July 1, 2010, with the introduction of the biomass-based diesel mandate, RINs have become a significant portion of the value of a gallon of biodiesel. Each gallon of biodiesel generates 1.5 biomass-based diesel RINs. Biomass-based diesel RINs had a market value of $0.75 on December 31, 2010 as reported by Oil Price Information Service, or OPIS. Accordingly, on December 31, 2010, approximately 25% of the price of our biodiesel was comprised of the RIN value.

The biodiesel industry is also aided by the federal Biodiesel Excise Tax Credit, referred to as the blenders’ tax credit. The blenders’ tax credit provides a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit is again set to expire on December 31, 2011, after the U.S. Congress allowed it to expire as of December 31, 2009 and then re-enacted it in December 2010 for 2011 and retro-actively for 2010. It is uncertain what action, if any, Congress may take with respect to the blenders’ credit beyond 2011 or when such action might be effective. If Congress decides to eliminate or reduce the blenders’ credit, non-RFS2 related demand for our product could be significantly reduced and/or the price we are able to charge for our product could be significantly reduced without a corresponding reduction in the price of feedstock, in either case, harming revenues and profitability.

Numerous states have adopted incentives or requirements to encourage renewable fuel use, including the use of biodiesel. For example, Illinois offers a 6.25% sales tax abatement for B11 (diesel fuel comprised of 11% biodiesel and 89% petroleum-based diesel) blends and Iowa offers a $0.03 income tax credit to petroleum marketers of B2 (diesel fuel comprised of 2% biodiesel and 98% petroleum-based diesel) blends. Many states have adopted and/or implemented biodiesel blend requirements. Oregon has implemented B5 biodiesel blend requirements. Washington’s renewable fuels standard calls for two percent of all diesel fuel consumed in the state to be biodiesel. Minnesota requires a B5 blend, which is scheduled to increase to B10 in 2012, for all diesel fuel. New Mexico, Pennsylvania, Massachusetts and Louisiana have all adopted biodiesel blend requirements legislation. In addition, several Northeast states, including Connecticut and Massachusetts and the City of New York have adopted requirements for biodiesel in home heating oil.

Any repeal, expiration, non-renewal, substantial modification or waiver of the renewable fuels mandate or Federal or state incentive programs could reduce the demand for biodiesel and result in our inability to produce and sell biodiesel profitably. Furthermore, our future ability to raise debt or equity capital may be delayed, impaired or made impossible due to the lack of certainty around the continuation of these government programs supporting biodiesel.

Our gross margins are dependent on the spread between feedstock costs and biodiesel prices. If the cost of feedstock increases and the price of biodiesel does not proportionately increase or if the price of biodiesel decreases and the cost of feedstock does not proportionately decrease, our gross margins will decrease and our results of operations will be harmed.

In addition to governmental incentives, our gross margins depend on the spread between feedstock costs and biodiesel prices. The spread between biodiesel prices and feedstock prices has varied significantly during recent periods. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or Jacobsen, and the price of choice white grease, a common animal fat used to make biodiesel, was $1.82 in 2008, $1.21 in 2009 and $1.00 in 2010, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for crude soybean oil used to make one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.66 per gallon in 2008, $0.42 in 2009, and $0.26 per gallon in 2010.

For 2010, approximately 91% of our total feedstock usage was animal fat, used cooking oil or inedible corn oil and 9% was soybean oil, compared to approximately 78% for animal fat, used cooking or inedible corn oil and 22% for soybean oil in 2009.

The supply of animal fat has historically been affected by the amount of slaughter kills in the United States and demand for animal fat from other markets, such as animal feed rations. The market for used cooking oil, or UCO, as a feedstock for biodiesel is still developing and supply is constrained. Inedible corn oil, which is extracted from distillers’ grain, is also not generally available in quantities sufficient for our operations. At present, there are a limited number of ethanol plants with the corn oil extraction equipment necessary to extract the corn oil that can be used in biodiesel production. If more ethanol plants do not implement the extraction equipment or if ethanol plants remain idle, we may not have the ability to supplement our feedstock requirements with significant amounts of inedible corn oil. These feedstock market dynamics may lead to supply constraints and/or volatile prices, which in turn could adversely affect our ability to produce biodiesel and the profit margins on the biodiesel we do produce.

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

Biodiesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and as a result biodiesel prices are primarily influenced by the price of petroleum-based diesel fuel and the government incentives and mandates supporting renewable fuels, rather than biodiesel production costs. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, including, but not limited to, a reduction in the value of RINs, would adversely affect our profitability and cash flow.

Certain subsidiaries have substantial indebtedness which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or the biodiesel industry or may require us to dispose of some or all of our assets.

Several of our subsidiaries have a significant amount of indebtedness, some of which we have guaranteed. At December 31, 2010, our total term debt was $86.6 million, including consolidated term debt from Seneca Landlord, LLC of which $2.2 million is guaranteed by Renewable Energy Group, Inc. and the remainder of which constitutes the sole obligation of certain subsidiaries. At December 31, 2010, the borrowed amount on our lines of credit was $9.6 million all of which is guaranteed by

Renewable Energy Group, Inc. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations or obtain additional working capital borrowings to fund operations. In connection with the Seneca facility transaction, one of our subsidiaries leases the Seneca facility from its owners under a lease agreement. If a termination of the Seneca facility lease is due to breach by our subsidiary, then we would be required to issue to the Seneca facility owners a three year note in the principal amount of $4.0 million plus certain adjustments, which would add to our total debt outstanding.

The significant amount of indebtedness of these subsidiaries could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes. For example, our subsidiaries are required to pay a certain portion of our excess cash flow at our Danville and Newton facilities to their respective lenders annually, which will reduce the cash flow that we receive from these facilities;

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

Any failure on the part of our subsidiaries to make payments to their respective lenders would constitute a default under their respective loan agreements and could lead to action on the part of the lenders to collect payment, accelerate the maturity of the loans, foreclose on the biodiesel production facilities or other assets that serve as collateral for the debt and place our subsidiaries into bankruptcy. The inability of these subsidiaries to operate profitably could lead to one or more of these consequences. As a result, our results of operations and ability to operate our business may be harmed.

Despite our current debt levels, we and our subsidiaries may incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current debt levels, we and our subsidiaries may incur additional debt in the future, including secured debt. We and certain of our subsidiaries are not currently restricted under the terms of our debt from incurring additional debt, pledging assets, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the debt but that could diminish our ability to make payments thereunder.

We have guaranteed certain payment obligations and are subject to a put/call right related to the transaction involving the production facility located in Seneca, Illinois that we lease and operate.

Under the terms of the agreements with the owners of a 60 million gallon per year biodiesel production facility located in Seneca, Illinois, or the Seneca Facility, that we lease and operate, we have guaranteed the payments by REG Seneca, LLC of $150,000 per quarter to the equity owners of the Seneca Facility. If Seneca Landlord, LLC does not have the financial resources to pay its obligations, we will have to continue to fund future investment fees. Furthermore, the owners of the Seneca Facility have a right to put their ownership interest to us after April 8, 2011, provided we have a minimum excess net working capital of 1.5 times the put/call price, which is the greater of three times the initial investment or a 35% internal rate of return on the initial investment. If we are required to purchase the Seneca Facility, pursuant to the put right, it will reduce our available cash on hand to use for other purposes, including debt repayment or payment of other operating expenses.

We have limited working capital and a recent history of unprofitable operations; if we are unable to fund our operations and unable to raise additional capital, it will limit our growth, may cause us to curtail our operations or sell or liquidate our Company or some of our assets.

We have a limited amount of working capital to support our operations. With anticipated increased demand in 2011 for biodiesel due to the RFS2, we believe our working capital requirements will increase. In order to meet this need for increased working capital, we will need to raise additional capital to fund our operations. Rising commodity prices are further increasing our demand for working capital, as both our feedstocks and finished product have increased in price requiring more working capital to manage the same volume of production. If we are unable to increase our working capital, we may find it necessary to curtail operations or forgo sales, harming revenue and profitability.

We became cash flow positive during fourth quarter 2010. If we do not remain cash flow positive, we will need to raise additional working capital to continue our operations. If such capital is not available, we may need to curtail operations or sell or liquidate certain assets.

Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our business is currently focused almost entirely on the production and sale of biodiesel, with glycerin and fatty acid sales and the operations of our Services segment representing only a small portion of revenues. Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry.

Technological advances and changes in production methods in the biodiesel industry could render the Company’s plants obsolete and adversely affect the Company’s ability to compete.

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

If we are unable to respond to changes in ASTM or customer standards, our ability to sell biodiesel may be harmed.

We currently produce biodiesel to conform to or exceed standards established by the American Society of Testing and Materials, or ASTM. ASTM standards for biodiesel and biodiesel blends are modified continuously in response to new observations from the industries involved with diesel fuel. New tests, tighter test limits or higher standards may require us to make additional capital investments in, or modify, plant operations to meet these standards. Many biodiesel customers have developed their own biodiesel standards which are stricter than the ASTM standards. If we are unable to respond to new ASTM standards or our biodiesel customers’ standards, the market for our product may become obsolete, and/or our ability to sell biodiesel may be harmed, negatively impacting our revenue and profitability.

We have partially constructed plants and planned plant upgrades that require capital that we may not be able to raise.

We have three partially constructed plants, one in New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico, that we expect to complete in order to commence production at these facilities. We also have various upgrades planned for our other facilities. In order to complete construction of these facilities or upgrade our facilities as planned, we will require additional capital. While we intend to finance a portion of these capital expenditures from our cash flow from operations, we will need to raise a significant amount of capital for these projects in the form of new debt or equity. If market conditions prevent us from obtaining such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our future revenue and cash flow.

Our success may depend on our ability to manage our growing and changing operations.

Since our formation, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses related to hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.

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

•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties; and

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful.

The aforementioned risks apply to our acquisitions mentioned above as well as acquisitions we may do in the future. Mergers and acquisitions are inherently risky, and ultimately, if we do not complete transactions or integrate an acquired business successfully, we may not realize the benefits of the acquisition to the extent anticipated.

We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures and require significant management resources.

We regularly review domestic and international acquisitions, joint ventures, licensing arrangements and other relationships with complementary business, services or products. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, service or product into our existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of our business. Moreover, we may not realize the anticipated benefits of any acquisition or strategic alliance and such transactions may not generate anticipated financial results. Future acquisitions could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

We are dependent upon our key management personnel and the loss of any of these persons could adversely affect our results of operations.

We are highly dependent upon key members of our management team for execution of our business plan. We believe that our future success is highly dependent on the contributions of these key employees. The loss of any of these key employees could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our executive officers. The loss of any of our key management personnel could delay or prevent the achievement of our business objectives.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success depends on the abilities, expertise, judgment, discretion, integrity, and good faith of our management and employees to manage the business and respond to economic, market and other conditions. We have a relatively small but very effective management team and employee base, and the inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our management team or employee base will continue their employment with the Company, or that replacement personnel with comparable skills could be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could harm the value of our stock and our business.

Our business is subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to concerns that biodiesel will not perform adequately in colder weather and a decrease in agricultural activities. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from animal fats to become cloudy and eventually to gel at a higher temperature than petroleum diesel or lower cloud point biodiesel made from soybean, canola or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such high cloud point biodiesel and/or lower prices for such high cloud point biodiesel. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

Risk management transactions could significantly increase our operating costs and working capital requirements if we incorrectly estimate our feedstock demands and biodiesel sales as compared to market conditions.

In an attempt to partially offset the effects of volatility of feedstock costs and biodiesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as animal fats and soybean oil, and related commodities, such as heating oil and ultra low sulfur diesel. The financial statement impact of such market positions will depend on market prices at the time of performance and could result in more or less favorable results. Risk management arrangements will also expose us to the risk of financial loss in situations where the counter party to the contract defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, and we may choose not to engage in risk management transactions at all. Further, our ability to reduce the risk of falling biodiesel prices and rising feedstock costs will be limited as there is not an established futures market for biodiesel or the vast majority of our feedstocks, nor are fixed-price long-term contracts generally available. As a result, our results of operations, working capital requirements and financial position may be adversely affected by increases in the price of feedstocks, or decreases in the price of biodiesel that are not risk managed effectively.

A leak, fire or explosion at any of our production plants or natural disaster damage to our plants would increase our costs and liabilities.

Because biodiesel and some of its inputs and outputs are combustible and flammable, a leak, fire or explosion may occur at a plant which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. Our Houston facility, due to its coastal location, may incur plant damage, injury to employees and others, and interruption of operations as a result of a hurricane. All of our plants may incur damage from tornados, earthquakes or other natural disasters. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits from inability to operate, clean-up costs, liability for damages or injuries, legal expenses, and reconstruction expenses, which would negatively affect our profitability.

We are reliant on certain strategic raw materials for our operations.

We are reliant on certain strategic raw materials for our operations. We have implemented certain risk management tools, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. In addition, as we increase our biodiesel production, we will require larger supplies of these materials which have not yet been secured and may not be available for the foregoing reasons, or may be available only at prices higher than current levels. Our operations may be adversely affected by these factors.

One customer accounted for a meaningful percent of revenue and a loss of this customer would have an adverse impact on our total revenue.

One customer accounted for 24% of our total revenue in 2009 and 29% of our total revenue in the 2010. In the event we lose this customer and cannot replace the lost revenue with revenue from other customers, our revenue would decline which would negatively affect our profitability.

Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, these agreements may not be enforceable, our proprietary information may be disclosed, third parties could reverse engineer our processes and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We are a holding company and there are limitations on our ability to receive distributions from our subsidiaries.

We conduct substantially all of our operations through subsidiaries and many of these subsidiaries have entered into other agreements that contractually restrict them from paying dividends, making distributions or making loans to our parent company or to any other subsidiary. These limitations may restrict our ability to repay, from operations, indebtedness, finance capital projects or pay dividends to stockholders.

Strategic relationships on which we may rely are subject to change.

Our ability to maintain commercial arrangements with biodiesel customers, feedstock suppliers, and transportation and logistics services providers will depend on maintaining close working relationships with industry participants including some of our current shareholders, particularly Bunge, ED&F Man, and West Central. As we continue to develop our business, we expect to use the business relationships of management and our stockholders in order to form strategic relationships such as contractual arrangements, joint ventures, financings or minority investments. There can be no assurance that we will be able to maintain or establish additional necessary strategic relationships, in which case our business may be negatively affected.

Failure to comply with governmental regulations could result in the imposition of penalties, fines, or restrictions on operations and remedial liabilities.

The biodiesel industry is subject to extensive federal, state and local laws and regulations related to the general population’s health and safety and compliance and permitting obligations, including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances, or discharges and air and other emissions as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations, and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect our operations in any area.

Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, or if current or prior operations were conducted consistent with accepted standards of practice. Such liabilities can be significant and, if imposed, could have a material adverse effect on our financial condition or results of operations.

In addition to the regulations mentioned above, we are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and evolving, requiring us to periodically update our compliance systems. Any violation of these regulations by us, inadvertent or otherwise, could result in significant fines and harm our customer’s confidence in the RINs we issue, either of which could have a material adverse effect on our business.

Our insurance may not protect us against our business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we will maintain insurance at levels we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Increased biodiesel industry penetration by petroleum companies, agribusiness companies or other multinational companies may adversely impact our margins.

We operate in a very competitive environment. The biodiesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production and large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses. We face competition for capital, labor, feedstocks and other resources from these companies. Petroleum companies and diesel retailers have not been engaged in biodiesel production to a large extent. These companies, however, form the primary distribution networks for marketing biodiesel through blended petroleum diesel. If these companies seek to engage in direct or indirect biodiesel production, there will be less of a need to purchase biodiesel from independent biodiesel producers like us. Such a structural change in the market could have a material adverse effect on our operations, cash flows and financial position.

We operate in a highly competitive industry.

In the United States, we compete with other soybean processors and refiners, including Archer-Daniels-Midland Company, LLC, Cargill, Inc. and Louis Dreyfus Commodities. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although some of our competitors are larger than we are, we also have many smaller competitors. In 2010, the top ten domestic biodiesel producers accounted for approximately 80% of all biodiesel production. If our competitors consolidate or otherwise grow and we are unable to similarly increase our size and scope, our business and prospects may be significantly and adversely affected.

Risks Related to the Biodiesel Industry

The market price of biodiesel is strongly influenced by the price of petroleum distillate fuels, such as ultra-low sulfur diesel, and decreases in the price of petroleum-based distillate fuels would very likely decrease the price we can charge for our biodiesel, which could harm our revenues and profitability.

Historically, biodiesel prices have generally been strongly correlated to petroleum diesel prices and in particular ultra low sulfer diesel. Petroleum prices are volatile due to global factors such as the impact of wars and other political events, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum fuel prices. A reduction in petroleum-based fuel prices may have a material adverse affect on our revenues and profits if such price decrease reduces the price we are able to charge for our biodiesel and the cost of our feedstocks do not decrease proportionately.

There is currently excess production capacity and low utilization in the biodiesel industry and if demand does not significantly increase, the price at which we sell biodiesel may be depressed and our revenues and ability to operate may be harmed.

Many biodiesel plants do not operate, and of those that do, many do not operate at full capacity. The EPA reports that 2.2 billion gallons per year of biodiesel production capacity in the United States is registered with them under the RFS program. Further, plants under construction and expansion in the U.S. as of December 2010, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds the annual consumption of biodiesel in the U.S. This excess production capacity, if it were to come into production, would increase competition for our feedstocks and could increase the volume of biodiesel on the market beyond that mandated by the RFS, either of which would harm our revenues and profitability.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our profitability.

Our ability to increase our revenues depends on increased demand for biodiesel. If adoption of biodiesel as a diesel fuel additive or alternative does not occur to the extent we anticipate, our business and results of operations will not reach anticipated levels.

Alternative fuels, including a variety of energy alternatives to biodiesel, are continually under development. The construction of several renewable diesel plants has been announced. Petroleum-based fuels and non-petroleum based fuels like renewable diesel that can compete with biodiesel in the marketplace are already in use and in the future more efficient or environmentally friendly alternatives may be developed, which may decrease the demand for biodiesel or the type of biodiesel that we produce. Technological advances in engine and exhaust system design and performance could reduce the use of and demand for biodiesel. Further advances in power generation technologies, based on cleaner hydrocarbon-based fuels, renewable diesel, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives to biodiesel prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biodiesel could be significantly diminished or replaced, which would substantially reduce our revenues and profitability.

The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biodiesel industry. If these emerging technologies are more profitable or have greater governmental support than biodiesel does, then the biodiesel industry and REG in particular, may have difficulty in procuring necessary feedstocks to be successful.

We face competition from outside the biodiesel industry, including, for example, from manufacturers of renewable diesel and potential alternative clean power engines under development.

The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Biodiesel is generally more expensive to produce than diesel fuel, and is able to compete with diesel fuel largely as a result of government environmental regulations and economic incentives. If the diesel fuel industry is able to produce diesel fuel with acceptable environmental characteristics or if governmental regulations and tax incentives cease to favor renewable fuels, we would find it difficult, if not impossible, to compete with petroleum-based diesel fuel. Renewable diesel, which can be made at existing petroleum refineries from renewable feedstocks and may be mixed with crude oil through a thermal de-polymerization process, is eligible for federal blenders’ tax credits and other governmental incentives offered to producers of biodiesel. Renewable diesel made from 100% renewable feedstocks benefits from the same $1.00 per gallon tax credit that biodiesel receives and co-processed renewable diesel made from a combination of renewable feedstocks and petroleum crude is eligible for a $0.50 per gallon tax credit. Under the RFS rules, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel to satisfy the RFS biomass-based diesel mandate. Furthermore, under the RFS rules, renewable diesel receives 1.7 RINs per gallon, where biodiesel receives 1.5 RINs. As the value of RINs increase, this 0.2 RIN advantage that renewable diesel has over biodiesel may make renewable diesel more cost-effective, both as a petroleum diesel substitute and for meeting the RFS mandate. In addition, the petroleum industry is lobbying states to make renewable diesel eligible for their incentives and mandates. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.

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

Concerns about “food vs. fuel” and biodiesel emissions could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

The biodiesel industry has been substantially aided by federal and state mandates, tax credits and incentives. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. These incentives have supported a market for biodiesel that might not exist without the incentives.

Some people believe that biodiesel may increase the cost of food as some feedstocks used to make biodiesel can also be used for animal feed and other food products. This debate is often referred to as food vs. fuel. This controversy is dangerous to the biodiesel industry because biodiesel demand is heavily influenced by government policy and if public opinion were to erode, it is possible that these policies will lose political support. These views could also negatively impact public perception of biodiesel and acceptance of biodiesel as an alternative fuel. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States. To the extent that such state or federal laws were modified or public perception harms acceptance of biodiesel, the demand for biodiesel may be reduced, which could negatively and materially affect our ability to operate profitably.

In some instances biodiesel may increase emissions of nitrogen oxide, which could harm air quality. Texas currently requires that biodiesel blends contain an additive to eliminate this perceived nitrogen oxide increase. California is in the process of formulating biodiesel regulations that may also require such an additive. In such states where an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less cost competitive against petroleum diesel or renewable diesel, which would negatively impact our revenues and profitability.

Problems with product performance, in cold weather or otherwise, could cause consumers to lose confidence in the reliability of biodiesel which, in turn, would have an adverse impact on our ability to successfully market and sell biodiesel.

Concerns about the performance of biodiesel could result in a decrease in customers and revenues and an unexpected increase in expenses. For example, cold temperatures can cause biodiesel to become cloudy and eventually to gel, and this phenomena can lead to plugged fuel filters and other problems. Cloud point is defined as the temperature below which a fuel exhibits a noticeable cloudiness and is the conventional indicator of a fuel’s potential for cold weather problems. The lower the cloud point, the better the fuel should perform in cold weather. The cloud point of biodiesel is typically between 30 °F and 60 °F, while the cloud point of No. 2 petroleum diesel fuel is typically less than 20 °F. When diesel is mixed with biodiesel to make a two percent biodiesel blend, the cloud point of the blended fuel can be 2 °F to 6 °F higher than petroleum diesel and the cloud point of a twenty percent biodiesel blend is 15 °F to 30 °F higher than petroleum diesel, depending on the individual cloud points of the biodiesel and petroleum diesel. These increased cloud points may cause demand for biodiesel in northern and eastern U.S. markets to diminish during the colder months.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which result in higher storage costs. This and other performance problems, including the possibility of particulate formation above the cloud point of a blend of biodiesel and petroleum diesel, may also result in increased expenses as we try to remedy the performance problem. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for, or production capacity of, our biodiesel product will reduce our revenue and have an adverse effect on our cash flows and results of operations.

Growth in the sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.

Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel by persons and entities outside our control. Expansion of the distribution system includes, among other things:

•	additional terminal and storage facilities for biodiesel;

•	growth in the number of service stations offering biodiesel; and

•	growth in the manufacture of clean diesel vehicles.

Substantial investment required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure. Any delay or failure in making the changes to or expansion of distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could have a material adverse effect on our business.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel blends of B20 or higher imported into Europe, which have effectively eliminated our ability to sell those biodiesel blends in Europe; the European Commission is considering imposing anti-dumping and countervailing duties on biodiesel blends below B20, which would effectively eliminate our ability to sell these lower blends in Europe as well.

In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the U.S. These tariffs have effectively eliminated European demand for biodiesel blends of B20 or higher from the U.S. The European Commission has extended these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which we and other U.S. biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. The European Commission is considering imposing similar anti-dumping and countervailing duties on biodiesel blends below B20. If such anti-dumping and countervailing duties are imposed, it would likely increase the price for such biodiesel blends to the point where such biodiesel blends are not competitive in the European market. These anti-dumping and countervailing duties decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the U.S. market. Such market dynamics may negatively impact our revenues and profitability.

We may face competition from imported biodiesel, which may reduce demand for biodiesel produced by us and cause our revenues to decline.

Biodiesel produced in Canada, South America, Eastern Asia, the Pacific Rim, or other regions may be imported into the U.S. market to compete with U.S. produced biodiesel. These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the U.S. at lower prices than U.S. based biodiesel producers. Under the RFS rules, imported biodiesel may be eligible and, therefore, may compete to meet the volumetric requirements. This could make it more challenging for us to market or sell biodiesel in the U.S., which would harm our revenues.

If automobile manufacturers and other industry groups express reservations regarding the use of biodiesel, our ability to sell biodiesel will be negatively impacted.

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

In addition, certain studies have shown that nitrogen oxide emissions increase when biodiesel is used. Nitrogen oxide is the chief contributor to ozone and smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.

Several biofuels companies throughout the country have filed for bankruptcy over the last several years due to industry and economic conditions.

Unfavorable worldwide economic conditions, lack of credit and volatile biofuel prices and feedstock costs have likely contributed to the necessity of bankruptcy filings by biofuel producers. Our business has been and in the future may be negatively impacted by the industry conditions that influenced the bankruptcy proceedings of other biofuel producers, or we may encounter new competition from buyers of distressed biodiesel properties who enter the industry at a lower cost than original plant investors.

Risks Related to our Stock

There is no public market for our stock and approximately 75% of our shares are subject to transfer restrictions, which limits the ability of our stockholders to sell their stock.

There is currently no public market for our stock and we do not know when, if ever, our stock will be listed on a public exchange. As a result, a stockholder’s ability to sell our stock is limited and our stockholders may not be able to sell their stock at all. Approximately 75% of our combined Preferred Stock and Common Stock is subject to the Stockholder Agreement which restricts transfer of their shares. If a market were to develop in the remaining unrestricted shares, there is no assurance that the market price would be at a level stockholders perceive reflects the full value of our stock.

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

We are a party to a Stockholder Agreement with certain of our principal stockholders pursuant to which these stockholders are able to elect all or substantially all of our directors and give these stockholders the right to cause the sale of control of us, all without the vote or consent of our other stockholders.

A few of our stockholders who collectively hold a majority of our voting power are party to a Stockholder Agreement pursuant to which these stockholders have agreed to vote their shares in favor of four board nominees designated by NGP Energy Technology Partners, LP and Natural Gas Partners, VIII, LP, or NGP, ED&F Man, Bunge, USRG and West Central, with West Central having the right to designate five board nominees to be supported by this group of stockholders. So long as the parties to the Stockholder Agreement collectively hold a majority of our voting power, they will have the power to elect all of our directors, without regard to the vote of other stockholders. In addition, the Stockholder Agreement provides that after August 1, 2011, a majority of our Series A Preferred Stockholders that are party to the Stockholder Agreement may under certain circumstances cause all parties to the Stockholder Agreement to sell all of their shares in response to a third party offer for all of our shares or to vote their shares in favor of a third party acquisition proposal. As a result, these parties to the Stockholder Agreement may have the ability to cause a future change of control of our Company, without the consent of non-parties to the Stockholder Agreement.

We may be obligated to redeem our Series A Preferred Stock beginning in 2014.

At any time after February 26, 2014, certain holders of our outstanding shares of our Series A Preferred Stock may require that all or part of any of our issued and outstanding shares of Series A Preferred Stock be redeemed by us out of funds lawfully available at a price per share equal to the greater of the then fair market value of their shares, or $13.75 plus accrued interest in an aggregate amount not to exceed $16.50 per share. If all of our holders of Series A Preferred Stock elect to have their shares redeemed, our obligation would be approximately $222 million. In the event we do not have funds available to satisfy any redemption request, we are obligated under our corporate charter to use commercially reasonable efforts to obtain funds for the redemption during the subsequent 18 month time period. In order to satisfy any redemption request, we may be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our ability to raise the funds necessary to operate our business, involve significant dilution to our holders of Common Stock or require the disposition of our key assets.

We are not able to take certain corporate actions without the prior consent of certain holders of our Series A Preferred Stock, which places significant control in the hands of these stockholders who may have interests that conflict with our interests and the interests of our common stockholders.

We have to obtain the consent of certain holders of our Series A Preferred Stock before we may:

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

The interests of these holders of our Series A Preferred Stock may differ significantly from the interests of the holders of our Common Stock or other holders of Series A Preferred Stock. The holders of our Series A Preferred Stock may not take into consideration any interests other than their own when voting on any of the matters referred to above and, as a result, we and the holders our Common Stock or other holders of Series A Preferred Stock may be harmed.

If we issue additional shares in the future, it will result in dilution to our existing stockholders.

If we issue additional shares of preferred or common stock or securities convertible into common stock, our stockholders may be unable to maintain their pro rata ownership of our capital stock. The issuance of additional securities may result in a reduction of the book value of the outstanding shares of our common stock and preferred stock. If we issue any such additional shares or securities convertible into or exercisable into common shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders who do not purchase such shares. Further, such issuance may result in a change of control of our Company. There is no assurance that further dilution will not occur in the future.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists each of our biodiesel production facilities and its location, use, and nameplate production capacity. Each facility listed below is used by our Biodiesel Segment.

FACILITIES IN OPERATION
Location	Use	Leased or Owned	Production Capacity (mmgy)	Operations Commenced
Ralston, Iowa	Biodiesel production	Owned	12	March 2003
Newton, Iowa	Biodiesel production	Owned	30	May 2007
Seabrook, Texas	Biodiesel production	Owned	35	July 2008
Danville, Illinois	Biodiesel production	Owned	45	January 2009
Seneca, Illinois	Biodiesel production	Leased	60	August 2010

The following table lists each of our partially constructed biodiesel production facilities, the planned nameplate capacity and the approximate level of completion.
PARTIALLY CONSTRUCTED FACILITIES
Location	Use	Current Owner	Production Capacity (mmgy)	Approximate Completion Level
St. Rose, Louisiana	Biodiesel production	REG	60	50%
Emporia, Kansas	Biodiesel production	REG	60	20%
Clovis, New Mexico	Biodiesel production	REG	15	70%

Item 3.	Legal Proceedings

We believe there is no pending litigation that would have a material adverse effect on our financial position, operations or liquidity.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Equity

There is currently no public trading market for our common stock.

Holders

As of March 15, 2011, there were approximately 1,202 registered holders of our common stock.

Dividends

We have never paid, and do not intend to pay in the future, a cash dividend on our common stock. In addition, we conduct substantially all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. We have entered into agreements that contractually restrict our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiary. In addition, our Series A Preferred Stock accrues dividends at a rate of $0.88 per share per annum, compounded annually. As long as any accrued dividends on the Series A Preferred Stock have not been paid, we may not pay or declare any dividend or make any distribution upon or in respect of our common stock or other capital stock ranking on a parity with or junior to our Series A Preferred Stock. See Note 4 – Redeemable Preferred Stock to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” filed with this annual report for a discussion of the limitations and restrictions on our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2010, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	2,845,504	[1]	$9.50	[2]	2,772,812
Equity compensation plans not approved by security holders	258,535	[3]	—	[2]	—

Total	3,104,039		9.50		2,772,812

1	Includes stock options of 218,816 and restricted stock units of 2,626,688
2	Restricted Stock Units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
3	Represents restricted stock units for our common stock issued in exchange for services.

Issuer Purchases of Equity Securities

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition” beginning on page 23 and our financial statements and related notes included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2010 and 2009, and the selected consolidated statements of operations data for each year ended December 31, 2010, 2009 and 2008, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006, and the selected consolidated statements of operations data for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2010 (1)	2009	2008 (2)	2007	2006
	(In thousands)
Consolidated Statement of Operations Data:
Revenues:
Biodiesel sales	$207,902	$109,027	$69,509	$130,562	$93,649
Biodiesel government incentives	7,240	19,465	6,564	9,970	8,915

Total biodiesel	215,142	128,492	76,073	140,532	102,564
Services	1,313	3,009	9,379	94,018	75,465

Total revenues	216,455	131,501	85,452	234,550	178,029

Costs of goods sold:
Biodiesel	194,016	127,373	78,736	141,748	92,423
Services	807	1,177	4,470	71,258	70,751

Total costs of goods sold	194,823	128,550	83,206	213,006	163,174
Gross profit	21,632	2,951	2,246	21,544	14,855
Total operating expenses	29,681	24,144	24,208	29,453	11,688

Income (loss) from operations	(8,049)	(21,193)	(21,962)	(7,909)	3,167

Total other income (expense), net	(16,102)	(1,364)	(2,318)	36,623	(377)

Income (loss) before income tax benefit (expense) and income (loss) from equity investments	(24,151)	(22,557)	(24,280)	28,714	2,790
Income tax benefit (expense)	3,252	(45,212)	9,414	3,198	745
Income (loss) from equity investments	(689)	(1,089)	(1,013)	113	493

Net income (loss)	(21,588)	(68,858)	(15,879)	32,025	4,028

Less: Net (income) loss attributable to noncontrolling interests	—	7,953	2,788	(141)	—

Net income (loss) attributable to the company	(21,588)	(60,905)	(13,091)	31,884	4,028
Effects of recapitalization	8,521	—	—	—	—
Less: accretion of preferred stock to redemption value	(27,239)	(44,181)	(26,692)	(4,434)	—

Net income (loss) attributable to the company’s common stockholders	$(40,306)	$(105,086)	$(39,783)	$27,450	$4,028

	Year Ended December 31,
	2010 (1)	2009	2008 (2)	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$369,643	$200,558	$251,984	$169,706	$143,606
Long-term obligations	61,024	25,749	41,251	6,424	34,076
Redeemable preferred stock	122,436	149,122	104,607	43,707	20,934

(1)	Reflects the deconsolidation of Blackhawk as of January 1, 2010, the acquisition of Blackhawk as of February 26, 2010, acquisition of CIE as of March 8, 2010, acquisition and consolidation of Seneca Landlord as of April 8, 2010, acquisition of Tellurian and ABDF as of July 16, 2010, and the acquisition of Clovis as of September 21, 2010.
(2)	Reflects the consolidation of Blackhawk as of May 9, 2008 and the acquisition of USBG as of June 26, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.

Overview

We own four operating biodiesel production facilities: a 12 million gallon per year, or mmgy, facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, or the Houston Facility, a 45 mmgy facility in Danville, Illinois and a 30 mmgy facility in Newton, Iowa. In April 2010, we signed a seven year lease for a 60 mmgy facility in Seneca, Illinois bringing our total production capacity to 182 mmgy. In addition to these five plants, we began construction of two 60 mmgy production capacity facilities in 2007, one in New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 50% complete and construction of the Emporia facility is approximately 20% complete. In addition, during third quarter 2010, we acquired a 15 mmgy biodiesel production facility in Clovis, New Mexico which is approximately 70% complete. We continue to pursue a variety of options with respect to financing the completion of construction of these facilities and we plan to complete these facilities once we obtain project financing.

Recent Developments

Prior to February 26, 2010, the “Company,” “we” “us” “our” and similar references refer to the business, results of operations and cash flows of REG Biofuels, Inc., formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. After February 26, 2010, such references refer to the business, results of operations and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries, including REG Biofuels, Inc., REG Danville, LLC, or REG Danville, and REG Newton, LLC or REG Newton.

On February 26, 2010, we acquired by merger all of the equity interests in Blackhawk Biofuels, LLC, referred to as the Blackhawk Merger, and REG Biofuels, Inc., referred to as the Biofuels Merger. Subsequent to the Blackhawk Merger, Blackhawk Biofuels, LLC changed its name to REG Danville. On March 8, 2010, one of our wholly owned subsidiaries, REG Newton, acquired substantially all of the assets and liabilities of Central Iowa Energy, LLC, or CIE, which is referred to as the CIE Asset Acquisition.

In connection with these transactions, we issued 29,881,258 shares of our Common Stock and 13,455,522 shares of our Series A Preferred Stock excluding shares issued to one of our subsidiaries relating to our pre-existing ownership interest in CIE. For additional information regarding these transactions, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

On April 8, 2010, our wholly-owned subsidiary REG Seneca, LLC, or REG Seneca, agreed to lease and operate a 60 mmgy biodiesel production facility located in Seneca, Illinois and certain related assets. The facility is owned by Seneca Landlord, LLC, or Landlord, an entity controlled by certain of our stockholders, and because of the lease and put/call option, it is considered a variable interest entity and is consolidated for financial statement purposes. For additional information regarding this transaction, which is referred to as the Seneca Transaction, see “Note 6 – Acquisitions and Equity Transactions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

On July 16, 2010, we issued 598,295 shares of Common Stock and agreed to issue up to an additional 731,250 shares of Common Stock in connection with our acquisition of certain assets of Tellurian and ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc., or RTI, and Tellurian and previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, and our biodiesel manufacturing facilities. For additional information regarding this transaction, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

On September 21, 2010, we acquired a partially constructed 15 mmgy biodiesel production facility in Clovis, New Mexico, or the Clovis Facility. In exchange for the Clovis Facility and $8 million in cash, we issued 2,150,000 shares of Common Stock. Construction of the Clovis Facility is approximately 70% complete. For additional information regarding this transaction, see “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements.

The Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009, but was reenacted on December 17, 2010, retroactively for 2010 and prospectively for 2011. As a result of the uncertainty about the blenders’ tax credit for most of 2010; we elected to sell mostly unblended biodiesel, or B100. Accordingly, we are not entitled to claim the tax credit for these gallons on a retroactive basis. The absence of the blenders’ tax credit during most of 2010 also affected our ability to cost effectively sell biodiesel and as a consequence, during April 2010, we temporarily stopped producing biodiesel at our Newton facility and our Ralston facility. At the end of April, our Newton facility began production again. During May, our Ralston facility began producing at a reduced production level. During June, we stopped producing biodiesel at our Houston Facility, which began production again during March 2011.

The Energy Independence and Security Act of 2007 created the Renewable Fuel Standard. On July 1, 2010, an updated Renewable Fuel Standard program, or RFS2, was implemented. RFS2 mandates volume requirements for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties—including petroleum refiners and fuel importers—must show compliance with these standards. Currently, biodiesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Today, biodiesel is the only significant commercially-available advanced biofuel that meets the RFS2 standard based on its greenhouse gas emissions reductions score. Consistent with the RFS2 program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons by 2012. After implementation of RFS2, the American Petroleum Institute, or API, and National Petrochemical Refiners Association, or NPRA, filed a lawsuit against the EPA relating to timing of enforcement of RFS2. On December 21, 2010, the U.S. District Court of Appeals for the District of Columbia rendered a unanimous decision to deny the petition by NPRA and the API challenging the RFS2. We believe that this decision removes a significant uncertainty that has clouded the future of the biodiesel industry.

Segments

We derive revenue from two reportable business segments: Biodiesel and Services.

Biodiesel Segment

Our Biodiesel segment includes:

•	the operations of the following biodiesel production facilities:

•	our wholly-owned 12 mmgy biodiesel production facility located in Ralston, Iowa;

•	our wholly-owned 35 mmgy biodiesel production facility located in Houston, Texas;

•	beginning February 26, 2010, our wholly-owned 45 mmgy biodiesel production facility located in Danville, Illinois;

•	beginning March 8, 2010, our wholly-owned 30 mmgy biodiesel production facility located in Newton, Iowa; and,

•	beginning April 8, 2010, our 60 mmgy biodiesel production facility located in Seneca, Illinois, which began production in August 2010;

•	purchases and resale of biodiesel produced by third parties; and

•	toll manufacturing activities we provide to third parties.

We derive a small portion of our revenues from the sale of glycerin and fatty acids, which are co-products of the biodiesel production process. In 2009 and 2010, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

A portion of the selling price of a gallon of biodiesel may be attributable to Renewable Identification Numbers, or RINs, that are created to track compliance with RFS2. When we sell biodiesel, we generally attach RINs to each gallon. We can attach from zero to two and one half RINs to any gallon of biodiesel.

Services Segment

Our Services segment includes:

•	biodiesel facility management and operational services, whereby we provide day-to-day management and operational services to biodiesel production facilities; and

•	construction management services, whereby we act as the construction manager and general contractor for the construction of biodiesel production facilities.

Historically, we provided facility operations management services to owners of biodiesel production facilities. Pursuant to a Management Operations Services Agreement, or MOSA, with a facility owner, we provided a broad range of management and operations services, typically for a monthly fee based on gallons of biodiesel produced or marketed and a contingent payment based on the facility’s net income. We do not recognize revenue from the sale of biodiesel produced at managed facilities, which we sold for the account of the third party owner. In 2009, we provided notice of termination of our five remaining third party MOSAs and, as of December 31, 2010, we had ceased providing services to three of these facilities, acquired one and continue to provide limited services to the other facility. We do not anticipate the termination of our MOSAs will have a significant impact on our financial statements.

In addition, historically we have provided construction management services to the biodiesel industry, including assistance with pre-construction planning, such as site selection and permitting, facility and process design and engineering, engagement of subcontractors to perform construction activity and supply biodiesel processing equipment and project management services. Because we do not have internal construction capabilities and do not manufacture biodiesel processing equipment, we rely on our prime subcontractors, Todd & Sargent and its joint venture with the Weitz Company, TSW, to fulfill the bulk of our obligations to our customers. Payments to these prime subcontractors historically represented most of the costs of goods sold for our Services segment.

Demand for our construction management and facility management and operational services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the current economic climate, overcapacity in the biodiesel industry and reduced demand for biodiesel, we did not receive any orders for new facility construction services in 2009 or 2010. During the first quarter of 2009, we were completing our engagement to upgrade the facility in Danville, Illinois. This revenue was eliminated for financial reporting purposes, in 2009, as a result of our consolidation of Blackhawk’s financial statements – see “Note 5 – Blackhawk” in our consolidated financial statements. During second quarter of 2010, we agreed to manage construction of the upgrades to the Seneca Facility. This revenue was eliminated for financial reporting purposes in 2010 as a result of our consolidation of Seneca Landlord – see “Note 7 – Variable Interest Entities” in our consolidated financial statements. We anticipate revenues derived from construction management services will be minimal in future periods until conditions in the biodiesel industry improve.

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

•

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit, which we receive directly when we sell our biodiesel blended with petroleum diesel, primarily as B99.9, a less than one percent petroleum diesel mix with biodiesel, rather than in pure form or B100.

We derive revenues in our Services segment from the following sources:

•	fees received from operations management services that we provide for biodiesel production facilities, typically based on production rates and profitability of the managed facility; and

•	amounts received for services performed by us in our role as general contractor and construction manager for biodiesel production facilities.

Cost of goods sold for our Biodiesel segment includes:

•

with respect to our wholly-owned production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

•

with respect to biodiesel acquired from third parties produced under toll manufacturing arrangements, expenses incurred for feedstocks, transportation, catalysts and other chemicals used in the production process and toll processing fees paid to the facility producing the biodiesel;

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

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A Preferred Stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income, the impairment of investments we made in biodiesel plants owned by third parties and the changes in valuation of the Seneca Holdco liability associated with the put and call options on the equity interest in Landlord.

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our significant operational influence due to our management of biodiesel operations at a third party owned facility and participation by one of our employees on the facility’s board of directors. We currently account for our interest in SoyMor Biodiesel, LLC under the equity method and in the past used this method to account for our interests in other entities where we had a significant management roll under a MOSA and had board participation. Additionally, we use the equity method of accounting to account for the operating results of 416 S Bell, LLC, which owns our headquarters building. Under the equity method, we recognize our proportionate share of the net income (loss) of each entity in the line item “Loss from equity method investees.”

We use the cost method of accounting to account for our minority investment in three previously managed plants, East Fork Biodiesel, LLC, or EFB, Western Iowa Energy, LLC, or WIE, since May, 2010, and Western Dubuque Biodiesel, LLC, or WDB since August 2010. Because we do not have the ability to influence the operating and financial decisions of EFB, WIE, or WDB, and do not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. There was $0.4 million impairment recorded during 2010, relating to the wind up and liquidation of EFB, which fully impaired the remaining investment. We have not recorded any impairment of our investments in WIE or WDB.

In June 2009, the Financial Accounting Standards Board, or “FASB”, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, we evaluated each investment and determined we do not hold a controlling interest in any of our investments in third party owned plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIE’s. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for more information.

For additional information with regards to prior accounting treatment for now acquired investments including Blackhawk and CIE, please see “Note 5 – Blackhawk”, “Note 6 – Acquisitions and Equity Transactions” and “Note 7 – Variable Interest Entities” to our consolidated financial statements.

On April 8, 2010, we determined that Landlord was a VIE and was consolidated into our financial statements as we are the Primary Beneficiary, or PB. See “Note 6 – Acquisitions and Equity Transactions” for a description of the transaction. We have a put/call option with Seneca Holdco to purchase Landlord and currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, it was determined that we are the PB due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives us the majority of the benefit from the use of Seneca’s assets.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks of these price fluctuations. However, the extent to which we engage in risk management activities varies substantially from time to time, depending on market conditions and other factors. Adverse price movements for these commodity products directly affect our operating results. As a result of our recent acquisitions, our exposure to these risks has increased. In making risk management decisions, we receive input from others with risk management expertise and utilize research conducted by outside firms to provide additional market information.

We manage feedstock supply risks related to biodiesel production in a number of ways, including through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility are supplied under a three year agreement with West Central Cooperative, or West Central, that expired on July 8, 2010; although we continue to purchase under, and expect to renegotiate terms similar to, the expired agreement. The purchase price for soybean oil under this agreement is indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

Animal fat is the primary feedstock that we used to produce biodiesel in 2010. We have increased our use of animal fat as a result of the tolling arrangements with plants with animal fat processing capabilities and our acquisition of the Danville and Newton facilities. We utilize several varieties of animal fat, including but not limited to poultry fat, choice white grease, tallow and yellow grease. We manage animal fat supply risks related to biodiesel production through supply contracts with animal fat suppliers/producers. There is no established futures market for animal fat. The purchase price for animal fat is generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet. Our limited efforts to hedge against changing animal fat prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as animal fats, making risk management for these feedstocks challenging.

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

See “Critical Accounting Policies—Derivative Instruments and Hedging Activities”.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, equities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized.

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

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset. There were $7.5 million and $0.8 million of asset impairments recorded during 2010 and 2009, respectively.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other”, we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. There has been no goodwill impairment recorded in the last three fiscal years.

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

On December 31, 2009, we determined that it is unlikely that our deferred tax assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At December 31, 2010, we had net deferred income tax assets of approximately $39.2 million with a valuation allowance of $37.7 million, which resulted in a net deferred tax asset of $1.5 million and is offset by an accrued liability for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves. As of December 31, 2010, we had a net deferred tax asset of $1.5 million relating to uncertain tax benefits.

Prior to the Blackhawk Merger, Blackhawk was treated as a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, its earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes was included in our consolidated financial statements aside from our pro-rata share included on our Schedule K-1 determined based on our ownership interest for the year ending December 31, 2009 and the period ending February 26, 2010 prior to acquisition.

Consolidations. As of June 30, 2010, we determined the acquisition price of Blackhawk and CIE. For the Blackhawk Merger and CIE Asset Purchase Agreement, the allocation of the recorded amounts of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed are based on the final appraisals and evaluation and estimations of fair value as of the acquisition date. We determined the goodwill recorded was $44.2 million and $24.6 million for REG Danville and REG Newton, respectively.

On April 8, 2010, we determined that Landlord was a Variable Interest Entity, or VIE, and will be consolidated into our financial statements as we are the primary beneficiary (ASC Topic 810, “Consolidations”). We have a put/call option with Seneca Holdco, LLC, or Seneca Holdco to purchase Landlord and we currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, we determined that we are the primary beneficiary because the equity owners are our stockholders; our ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of the leasing arrangement that ultimately gives us the majority of the benefit from the use of Landlord’s assets. We have elected the fair value option available under ASC Topic 825, “Financial Instruments” on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we have consolidated as the primary beneficiary.

See “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the acquisitions.

Valuation of Preferred Stock Embedded Derivatives. The terms of our Series A Preferred Stock provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815-40, we are required to bifurcate and account for as a separate liability certain derivatives embedded in our contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A Preferred Stock, see “Note 4 – Redeemable Preferred Stock” to our consolidated financial statements.

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

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	December 31, 2010	February 26, 2010	December 31, 2009	December 31, 2008	June 30, 2008
Expected volatility	40.00%	40.00%	50.00%	55.00%	55.00%
Risk-free rate	4.10%	4.40%	4.11%	4.39%	4.58%

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

Valuation of Seneca Holdco Liability. In connection with the agreements under which we lease the Seneca facility (See “Note 6 – Acquisitions and Equity Transactions” to our consolidated financial statements), we have the option to purchase (Call Option) and Seneca Holdco has the option to require us to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, the Put Option, and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco liability as we determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco liability are as follows:

	December 31, 2010	April 9, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	4.10%	4.60%
Probability of IPO	70.00%	60.00%

Preferred Stock Accretion. Beginning October 1, 2007, the date that we determined that there was a more than remote likelihood that our then outstanding preferred stock would become redeemable, we commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which restricted our ability to execute a qualified public offering, our historical operating results, and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, we had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities”.

On February 26, 2010, after issuance of the Series A Preferred Stock, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, we commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus dividends using the effective interest method. This determination was based upon the current state of the public equity markets which has restricted our ability to execute a qualified public offering, our historical operating results, and the volatility in the biodiesel and renewable fuels industries.

Accretion of $27.2 million and $44.2 million for 2010 and 2009, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

Discount rates utilized in our DCF model are as follows:

	December 31, 2010	February 26, 2010	December 31, 2009	December 31, 2008	June 30, 2008
Discount rate	16.00%	15.00%	13.00%	15.00%	13.50%

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

Results of Operations

Fiscal year ended December 31, 2010 and fiscal year ended December 31, 2009

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2010	2009
Revenues
Biodiesel	$207,902	$109,027
Biodiesel government incentives	7,240	19,465

Total Biodiesel	215,142	128,492
Services	1,313	3,009

Total	216,455	131,501

Cost of Goods Sold
Biodiesel	194,016	127,373
Services	807	1,177

Total	194,823	128,550

Gross Profit	21,632	2,951
Selling, general and administrative expenses	22,187	25,565
Gain on sale of assets – related party	—	(2,254)
Impairment of assets	7,494	833

Operating Loss	(8,049)	(21,193)
Other income (expense)	(16,102)	(1,364)
Income tax benefit (expense)	3,252	(45,212)
Loss from equity investments	(689)	(1,089)

Net Loss	(21,588)	(68,858)
Net loss attributable to non-controlling interests	—	7,953

Net Loss Attributable to REG	(21,588)	(60,905)
Effects of recapitalization	8,521	—
Less - accretion of preferred stock to redemption value	(27,239)	(44,181)

Net Loss Attributable to the Company’s Common Shareholders	$(40,306)	$(105,086)

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

Revenues. Our total revenues increased $85.0 million, or 65%, to $216.5 million in 2010, from $131.5 million in 2009. This increase was due to an increase in biodiesel revenues, offset by a small decrease in services revenues, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $86.6 million, or 67%, to $215.1 million during the year ended December 31, 2010, from $128.5 million for the year ended December 31, 2009. This increase in biodiesel revenues was due to an increase in both average selling price and gallons sold. As a result of higher energy prices during 2010, the average sales price per gallon increased $0.57, or 22%, to $3.16, compared to $2.59 during 2009. Total gallons sold increased 34% to 59.5 million gallons during 2010 from 44.5 million gallons during 2009. The increase in gallons sold was primarily the result of additional demand. We produced and sold 54.1 million gallons at our owned or leased facilities during 2010; compared to 41.5 million gallons at our owned or tolling facilities during 2009, which represents an increase of 12.6 million gallons, or 30.4%. We also purchase third party product of 5.4 million gallons and 3.0 million gallons in 2010 and 2009, respectively. During 2010 under a tolling arrangement, our Houston facility shipped 8.2 million gallons compared to 14.0 million gallons during 2009. As a result of these shipments, we earned toll fee revenues $3.8 million during 2010, and $5.6 million during 2009. We had biodiesel government incentives revenue of $3.6 million during fourth quarter 2010 due to the reenactment of the blenders’ tax credit on December 17, 2010. We expect to continue to increase production based on anticipated additional demand for our product as a result of the implementation of RFS2.

Services. Services revenues decreased $1.7 million, or 56%, to $1.3 million for the year ended December 31, 2010, from $3.0 million for the year ended December 31, 2009. Our revenues generated from management services decreased during 2010 due to decreased production at the third party plants driven by the expiration of the blender’s tax credit and due to the termination of the MOSA arrangements.

Cost of goods sold. Our cost of goods sold increased $66.2 million, or 51%, to $194.8 million for the year ended December 31, 2010, from $128.6 million for the year ended December 31, 2009. This increase was primarily due to costs associated with the increase in gallons sold in the 2010 period as follows:

Biodiesel. Biodiesel cost of goods sold increased $66.6 million, or 52%, to $194.0 million for the year ended December 31, 2010, compared to $127.4 million for the year ended December 31, 2009. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2010 period as outlined above and an increase in feedstock prices. Average animal fat costs for 2010 and 2009 were $0.30 and $0.24 per pound, respectively. Average soybean oil costs for 2010 and 2009 were $0.38 and $0.33 per pound, respectively. We had losses of $1.2 million from hedging activity during 2010, compared to a loss of $1.1 million from hedging activities in 2009. Hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price.

Services. Cost of services decreased $0.4 million, or 33%, to $0.8 million for the year ended December 31, 2010, from $1.2 million for the year ended December 31, 2009. We had limited construction activity during 2010 and minimal associated costs. Costs incurred to perform services under the MOSAs decreased due to reduced employee costs stemming from the termination of our MOSAs during 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $22.2 million for the year ended December 31, 2010, compared to $25.6 million for the year ended December 31, 2009. The decrease was primarily due to our 2009 expenses including the consolidation of Blackhawk SG&A expenses, which although still included in expenses during 2010, have been greatly reduced due to the completion of the Blackhawk Merger and start up of the facility. SG&A was further reduced by other cost cutting measures undertaken by management during 2010, which reduced wages by $1.4 million and reduced information technology expenses by $0.6 million during 2010.

Gain on sale of assets – related party. In July 2009, we sold the Stockton, California terminal facility to Westway for $3.0 million in cash. We recognized a gain on the sale of this asset of $2.3 million. We had no similar sales in 2010.

Impairment of Long Lived and Intangible Assets. During 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7.0 million. As a result of the cancellations the full amount was charged off during the three months ended December 31, 2010. We also impaired deferred financing costs related to the New Orleans project because we determined that it was unlikely that the previously contemplated GoZone bond financing would be completed prior to the deadline. The amount of the impairment for 2010 was $0.3 million.

Other income (expense), net. Other expense was $16.1 million for the year ended December 31, 2010 and $1.4 million during the year ended December 31, 2009. Other income and expense is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of the Seneca Holdco liability, interest expense, interest income, and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $8.2 million expense for year ended December 31, 2010, compared $2.3 million expense for the year ended December 31, 2009. The change in the fair value of the Seneca Holdco liability for the year ending December 31, 2010, was an expense of $4.2 million. Interest expense increased $2.5 million to $4.9 million for the year ended December 31, 2010, from $2.4 million for the year ended December 31, 2009. This increase was primarily attributable to the Seneca Transaction during the second quarter of 2010, the $49.4 million of debt assumed in connection with the Blackhawk Merger and the CIE Asset Acquisition during the first quarter of 2010. Other income and expense during 2009 included $1.4 million of miscellaneous income from the release of an escrow related to our Stockton terminal facility that occurred in the first half of 2009 and grant income of $1.0 million. In addition, during 2010 we fully wrote off our investment in East Fork Biodiesel, LLC for an additional expense of $0.4 million.

Income tax benefit (expense). We recorded income tax expense for the year ended December 31, 2009 due to the full valuation allowance against the income tax expense. Income tax benefit was $3.3 million for the year ending December 31, 2010, compared to income tax expense of $45.2 million for the year ended December 31, 2009. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit. The income tax expense for the year ended December 31, 2009 was the result of our recording a full valuation allowance for our deferred tax assets.

Loss from equity investments. Loss from equity investments was $0.7 million for the year ended December 31, 2010 and $1.1 million for the year ended December 31, 2009.

Non-controlling interest. Net benefit from the removal of non-controlling interests was $8.0 million for the year ended December 31, 2009, resulting from the consolidation of Blackhawk in 2009. In 2010, there was no income or loss from non-controlling interest due to our acquisition of Blackhawk.

Effects of Recapitalization. Net effects of recapitalization were $8.5 million for the year ended December 31, 2010. This is a one-time item due to the Biofuels Merger share issuances.

Preferred stock accretion. Preferred stock accretion was $27.2 million for the year ended December 31, 2010, compared to $44.2 million for the year ended December 31, 2009. The accretion amount increases as the redemption date becomes closer due to the use of the effective interest rate method. Accretion during 2009 was higher based on the previous redemption date of August 1, 2011. During 2010, we accreted two months of the previously issued REG Biofuels, Inc. preferred stock (redemption date of August 1, 2011) and ten months of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after issuance of our new Series A Preferred Stock as a result of the new redemption amount and redemption date.

Fiscal year ended December 31, 2009 and fiscal year ended December 31, 2008

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2009	2008
Revenues
Biodiesel	$109,027	$69,509
Biodiesel government incentives	19,465	6,564

Total Biodiesel	128,492	76,073
Services	3,009	9,379

Total	131,501	85,452

Cost of Goods Sold
Biodiesel	127,373	78,736
Services	1,177	4,470

Total	128,550	83,206

Gross Profit	2,951	2,246
Selling, general and administrative expenses	25,565	24,048
Gain on sale of assets – related party	(2,254)	—
Impairment of assets	833	160

Operating Loss	(21,193)	(21,962)
Other income (expense)	(1,364)	(2,318)
Income tax benefit (expense)	(45,212)	9,414
Loss from equity investments	(1,089)	(1,013)

Net Loss	(68,858)	(15,879)
Net loss attributable to non-controlling interests	7,953	2,788

Net Loss Attributable to REG	(60,905)	(13,091)
Less - accretion of preferred stock to redemption value	(44,181)	(26,692)

Net Loss Attributable to the Company’s Common Shareholders	$(105,086)	$(39,783)

During 2008 and 2009, Blackhawk was consolidated in our financial results.

Revenues. Our total revenues increased $46.0 million, or 54%, to $131.5 million for the year ended December 31, 2009 from $85.5 million for the year ended December 31, 2008. This increase was due to an increase in revenues from the Biodiesel segment and a decrease in revenues from the Services segment, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $52.4 million, or 69%, to $128.5 million for the year ended December 31, 2009 from $76.1 million for the year ended December 31, 2008. This increase in biodiesel revenue was primarily due to an increase in gallons sold. Gallons sold increased 220% from 13.9 million gallons during 2008 to 44.5 million gallons during 2009, excluding gallons tolled at our Houston facility. The increase in gallons sold is primarily the result of finished biodiesel produced by CIE and Blackhawk for us under tolling arrangements of 23.7 million gallons during 2009. Our acquisition of the Houston facility in June 2008 resulted in 6.0 million gallons of production for our account during 2009, compared to 8.8 million gallons during 2008. These increases in gallons sold were partially offset by a reduction in our average B100 sales price from $4.07 in 2008 to $2.59 in 2009, reflecting lower market pricing. Under the Houston facility’s tolling arrangement we produced 14.0 million gallons, during 2009, at our Houston facility compared to 1.4 million gallons during the same period of 2008. As a result of this production, revenues include an average toll fee of $0.40 per gallon.

Services. Services revenues decreased $6.4 million, or 68%, to $3.0 million for the year ended December 31, 2009 from $9.4 million for the year ended December 31, 2008 almost entirely as a result of lower construction management services revenues due to decreased construction activity. The consolidation of Blackhawk as of May 9, 2008 resulted in the elimination for financial reporting purposes of all construction revenue related to the Blackhawk construction project, which, prior to the elimination represented substantially all of our construction revenues in 2009. In first nine months of 2008, REG recognized $2.5 million of revenue from construction services including completion activities related to one other facility. Revenues generated from management services we provided to third party owned facilities were $1.6 million for the year ended December 31, 2009, compared to $3.7 million for the year ended December 31, 2008. This decrease was due to decreased production at the third party plants driven by the narrowing of the spread between feedstock and biodiesel prices.

Cost of goods sold. Our cost of goods sold increased $45.4 million, or 55%, to $128.6 million for the year ended December 31, 2009 from $83.2 million for the year ended December 31, 2008. This increase is due to an increase in cost of goods sold in the Biodiesel segment, partially offset by lower cost of services, as follows:

Biodiesel. Biodiesel costs of goods sold increased $48.7 million, or 62%, to $127.4 million for the year ended December 31, 2009 from $78.7 million for the year ended December 31, 2008. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2009 periods as outlined above. Cost of goods during 2009 includes $59.4 million of cost of goods for 23.7 million gallons produced through tolling arrangements with others. Increases in gallons were offset mostly by average feedstock price reductions. Average feedstock cost for the year ended December 31, 2008 was $0.50 per pound, reflecting high soybean oil prices as we did not process a significant amount of animal fat in 2008. Average feedstock cost for the year ended December 31, 2009 was $0.33 per pound for soybean oil, which represents an approximate 34% cost reduction for soybean oil compared to 2008. Average animal fat cost during 2009 was $0.24 per pound. The remaining feedstock cost reduction was due to use of animal fat under the tolling arrangements during 2009, which is generally a lower cost feedstock. Risk management gains, which offset costs of goods sold, were approximately $1.1 million for 2009, compared to $0.4 million for 2008. Hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price.

Services. Cost of services decreased $3.3 million, or 73%, to $1.2 million for the year ended December 31, 2009 from $4.5 million for the year ended December 31, 2008. The decrease in cost of services revenue was attributable to decreased construction activity in 2009. Costs incurred to perform services under the MOSAs were consistent for both periods as we provided services to the same number of third party facilities in each period.

Selling, general and administrative expenses. Our general and administrative expense increased $1.6 million, or 7%, to $25.6 million for the year ended December 31, 2009 from $24.0 million for the year ended December 31, 2008. The increase was attributable to a $4.3 million increase in professional expenses for the year ending December 31, 2009 compared to year ending December 31, 2008. This increase is almost entirely related to the consolidation transactions during 2009. Costs also increased due to the inclusion of $2.8 million in expenses relating to Blackhawk in 2009 compared to $1.3 million during 2008. Also, during the first quarter of 2009, we collected a doubtful receivable account which was accounted for as a $1.5 million decrease to selling, general and administrative expenses.

Gain on sale of assets – related party. In July 2009, we sold the Stockton terminal facility to Westway for $3.0 million in cash. We recognized a gain on the sale of this asset of $2.3 million. We had no similar sale in 2008.

Impairment of Long Lived and Intangible Assets. Impairment of long lived assets increased $0.6 million, to $0.8 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. The $0.8 million impairment in 2009 related to a write off of construction inventory. The $0.2 million impairment in 2008 related to a partial write off of abandoned capital assets.

Other income (expense), net. Other income and expense was $1.4 million of expense for the year ended December 31, 2009 and $2.3 million of expense for the year ended December 31, 2008. Other expense is primarily comprised of the changes in fair value of the preferred stock conversion feature embedded derivative, interest expense, interest income, and the other non-operating items. The change in fair value of the preferred stock conversion feature embedded derivative resulted in expense of $2.3 million for the year ending December 31, 2009, compared to income of $2.1 million for the year ending December 31, 2008. The expense was recorded as a result of a net increase in the fair market value of our Common Stock. The change in fair value of interest rate swap recognized a gain of $0.4 million for the year ended December 31, 2009 and a loss of $1.4 million for the year ended December 31, 2008 as a result of the consolidation of Blackhawk into our financial statements. Interest expense increased $0.5 million, to $2.4 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. This increase was primarily attributable to new debt of $1.8 million for 2009 and interest paid to TSW during 2009 and the consolidation of Blackhawk into our financial statements, which accounted for $0.2 million in interest expense for 2008. We incurred impairment of investments of $0.2 million for the year ended December 31, 2009 versus $1.4 million for the year ended December 31, 2008 related to a write down of our investment in East Fork Biodiesel, LLC. Other income during 2009 included $1.4 million of miscellaneous income relating to release of an escrow related to REG’s Stockton terminal facility that occurred in the first quarter and $1.0 million of grant income.

Income tax (expense) benefit. Income tax expense was $45.2 million for the year ended December 31, 2009 compared to an income tax benefit of $9.4 million for the year ended December 31, 2008. The expense was a result of our conclusion as of December 31, 2009 that we were required to establish a valuation allowance for the entire amount of the net deferred tax assets since evidence was not available to prove that it was more likely than not that we would be able to realize these assets.

Loss from equity investments. Loss from equity investments was $1.1 million for the year ended December 31, 2009 compared to a loss of $1.0 million for the year ended December 31, 2008. The loss from equity investments was primarily attributable to losses sustained by partially owned facilities.

Non-controlling interest. Non-controlling interest was $8.0 million for the year ended December 31, 2009 compared to a loss of $2.8 million for the year ended December 31, 2008. The increase in non-controlling interest was primarily attributable to the losses sustained by Blackhawk which were consolidated.

Preferred stock accretion. Preferred stock accretion was $44.2 million for the year ended December 31, 2009, compared to $26.7 million for the year ended December 31, 2008. Accretion of preferred stock to redemption value increased during 2009 due to the full year impact of issuances of preferred stock during 2008, as well as the impact of using the effective interest rate method. As the redemption date becomes closer, the accretion amount increases.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From 2006 through December 31, 2010, we received cash proceeds of $136.8 million from private sales of preferred stock and Common Stock. At December 31, 2010, we had cash and cash equivalents of $4.3 million, total assets of $369.6 million, and debt of $96.1 million.

Our borrowings (in millions) are as follows:

	2010	2009
Revolving Lines of Credit	$9.5	$—
REG Danville term loan	23.6	24.4
REG Newton term loan	23.6	—
Revenue bond	2.0	2.4
Other	1.1	1.7

Total Notes Payable	$59.8	$28.5

Seneca Landlord term loan	$36.3	$—

On February 26, 2010, in connection with the Blackhawk Merger, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. As of December 31, 2010, there was $23.6 million of principal outstanding under the term loan and none outstanding under the revolving credit line. The Illinois Finance Authority guarantees 61% of the term loan and the loan is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to LIBOR plus the applicable margin of 4%. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville was required to make monthly principal payments equal to $135,083 plus accrued interest. In addition to these monthly payments, as a result of the amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. REG Danville did not have excess Cash Flow during 2010; therefore, no amounts have been accrued or paid. REG Danville is subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. On November 30, 2010, the revolving credit line expired. As of December 31, 2010, REG Danville was not in compliance with certain term loan covenants. On March 30, 2011, REG Danville received a waiver from Fifth Third relating to these loan covenants and REG Danville’s Excess Cash Flow requirements. The term loan matures on November 3, 2011.

On March 8, 2010, in connection with the CIE acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of December 31, 2010, there was $23.6 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan; which provides that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Beginning on October 1, 2011, month principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. REG Newton does not require a Debt Reserve deposit for 2010. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end and each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments of approximately $60,000 per month within two months after the enactment of the reinstated tax credit, which is March 1, 2011. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 5, 2012, which was extended for one year on March 7, 2011. The AgStar Line is secured by REG Newton’s account receivable and inventory.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of December 31, 2010 we had $3.4 million outstanding under these agreements.

We and certain of our subsidiaries entered into a Revolving Credit Agreement, or the WestLB Revolver, dated as of April 8, 2010, with WestLB, AG. We guarantee the WestLB Revolver. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. See “Note 14 - Borrowings” to our consolidated financial statements for additional information. As of December 31, 2010, we had approximately $9.0 million outstanding under the WestLB Revolver.

In connection with our agreement to lease the Seneca facility, we received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million in Landlord, the company that owns the Seneca biodiesel production facility, the Seneca Facility, at closing to pay for repairs to the Seneca facility. Landlord leases the Seneca Facility to REG Seneca, LLC, on a triple net basis with rent being set at an amount to cover debt service and other expenses. REG Seneca, LLC will pay Seneca Landlord a $600,000 per year fee, payable quarterly, which is guaranteed by us. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of December 31, 2010. The effective rate at December 31, 2010 was 3.26%. Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201,389 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property located at the Seneca, Illinois location. The balance of the note as of December 31, 2010 is $36.3 million.

The credit agreements of our subsidiaries contain various customary affirmative and negative covenants. Many of the agreements, but not all, also contain certain financial covenants, including a current ratio, net worth ratio, fixed charge coverage ratio, maximum funded debt to earnings before interest depreciation and amortization ratio and a maximum capital expenditure limitation. Negative covenants include restrictions on incurring certain liens; making certain payments, such as distributions and dividend payments; making certain investments; transferring or selling assets; making certain acquisitions; and incurring additional indebtedness. The agreements generally provide that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.

REG Danville was not in compliance with certain of its financial covenants as of December 31, 2010 on the Fifth Third term loan. Subsequently, Fifth Third agreed to a waiver of the financial covenants that were not in compliance as of December 31, 2010. We expect that REG Danville will not be in compliance as of March 31, 2011, which will require us to obtain another waiver. With that exception, we and our subsidiaries were in compliance with all covenants associated with the borrowings as of December 31, 2010.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash flows from operating activities	$(14,593)	$(8,209)	$(3,636)
Net cash flows from investing activities	(4,562)	371	(26,173)
Net cash flows from financing activities	17,559	(1,618)	26,155
Net change in cash and cash equivalents	(1,596)	(9,456)	(3,654)
Cash and cash equivalents, end of period	$4,259	$5,855	$15,311

Operating activities. Net cash used in operating activities was $14.6 million and $8.2 million for the year ended December 31, 2010 and 2009, respectively. For 2010, net loss was $21.6 million which includes non-cash charges for impairment of intangible assets of $7.3 million, depreciation and amortization expense of $5.9 million, non-cash change in the preferred stock embedded derivative liability of $8.2 million and non-cash change in the Seneca Holdco liability of $3.7 million. These charges were offset by non-cash benefits including a $3.3 million increase for changes in the deferred tax benefit. We also used $17.8 million to fund net working capital requirements, which resulted in a net cash use from operations of $14.6 million. The net use of cash from operating activities during 2009, of $8.2 million resulted primarily from a $68.9 million net loss from operations, a $2.3 million gain on the sale of property, and changes in allowance for doubtful accounts of $1.4 million. Those were primarily offset by a charge to deferred taxes of $45.2 million. In addition, they were partially offset by net working capital decrease of $5.9 million, non-cash depreciation and amortization of $5.8 million and stock-based compensation expenses totaling $2.5 million. Cash used in operating activities in 2008 was $3.6 million, as a net loss of $15.9 million and $8.3 million in non-cash deferred tax benefits were partially offset by positive working capital changes of $13.6 million.

Investing activities. Net cash used for investing activities for the year ended December 31, 2010 was $4.6 million, consisting mostly of cash used to pay for Seneca construction of $4.0 million. Net cash provided from investing activities for the year ended December 31, 2009 was $0.4 million, as $7.4 million in facility construction costs for Danville were partially offset by receipt of $4.7 million from a construction escrow fund related to construction of the Danville facility. We also received $3.0 million for the sale of our Stockton terminal facility to Westway. Net cash used in investing activities for the year ended December 31, 2008 was $26.2 million. In 2008, we invested $67.2 million in construction of facilities, which includes $15.9 million from a construction escrow fund related to the Danville facility and $16.9 million related to the acquisition of USBG.

Financing activities. Net cash provided from financing activities for the year ended December 31, 2010 was $17.6 million, which represents $8.0 million cash investment from ARES Corporation, $4.0 million cash proceeds received from the Seneca investors and $9.4 million in borrowings on our line of credit. This was partially offset by principal payments in connection with the note payable and cash paid for debt issuance. Net cash used in financing activities for the year ended December 31, 2009 was $1.6 million, which consisted of the payoff of the WestLB borrowings of $1.8 million, pay down of notes payable of $0.8 million and changes in the balance of the REG Danville line of credit for a net result of $0.9 million. Net cash provided by financing activities was $26.2 million in 2008. In 2008, cash provided by financing activities related primarily to the issuance of the Blackhawk notes payable. In February 2008, we through two of our subsidiaries obtained the first line of credit from WestLB. Borrowings ranged from $1.3 million to $4.2 million during the one year loan period.

Capital expenditures. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, one in New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico, with aggregate production capacity of 135 mmgy. We estimate completion of the New Orleans facility will require approximately $60 million in additional capital. Completion of the Emporia facility will require an additional $54 million and completion of the Clovis Facility will require an estimated $15 million. Additional construction expenditures will be required for the Seneca facility, most of which have been funded through the cash provided by the Seneca investors, but some will be funded through the operation of the facility. We also plan to undertake various facility upgrades when funding becomes available to further expand processing capabilities at our existing facilities, most significantly the Houston Facility.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(in thousands)
Long Term Debt (1)	$99,774	$30,097	$36,660	$7,974	$25,043
Operating Lease Obligation (2)	89,214	7,268	23,799	15,005	43,142
Purchase Obligation (3)	18,087	10,039	8,048	—	—
Other Long-Term Liabilities (4)	2,201	160	301	80	160

	$209,276	$47,564	$68,808	$23,059	$68,345

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with these obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligations for our production facilities and partially completed facilities.
(4)	Includes incentive compliance and other facility obligations. Also, represents $1,500 of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain the amounts have not been classified by period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC Topic 810, “Consolidations”. This Statement requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The Statement also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2010. We adopted this statement effective January 1, 2010, which resulted in the deconsolidation of Blackhawk and additional disclosure requirements. See “Note 7 – Variable Interest Entities” to our consolidated financial statements for additional information.

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, “Fair Value Measurements and Disclosures”, ASU 2010-06, which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on our financial statements and we do not anticipate the remaining disclosures will have a material effect on the our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objectives of our investment activity are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain a portfolio of cash equivalents in short-term investments in money market funds.

Over the period from January 2007 through December 2010, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from approximately $3.81 per gallon reported in June 2008 to approximately $1.22 per gallon in February 2009, with prices averaging $2.26 per gallon during this period. Over the period from January 2005 through December 2010, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from $0.6395 per pound in June 2008 to $0.1972 per pound in January 2005, with closing sales prices averaging $0.3545 per pound during this period. Over the period from January 2005 through December 2010, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from $0.4892 per pound in July 2008 to $0.1226 per pound in May 2006, with sales prices averaging $0.2333 per pound during this period.

Higher feedstock prices or lower biodiesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased feedstock prices to our biodiesel customers. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, kill ratios, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and supply and demand.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our soybean oil requirements, animal fat requirements and sales contracts and the related exchange-traded contracts for 2010. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of our soybean oil and animal fat requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2010 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	67.9	gallons	10.0%	$19.2	87.2%
Animal Fats	398.3	pounds	10.0%	$11.8	53.5%
Soybean Oil	40.5	pounds	10.0%	$1.6	7.1%

Interest Rate Risk

We are subject to interest rate risk in connection with our $2.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or the IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.54% for the last week of December 2010. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s $24.6 million term debt financing with Fifth Third Bank. The term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR and will mature on November 3, 2011. Interest will accrue on the outstanding balance of the term loan at the 30 day LIBOR plus 400. Interest accrued on the outstanding balance of the loan at December 31, 2010 at 4.26%.

Blackhawk entered into an interest rate swap agreement in connection with the aforementioned term loan in May 2008. The agreement was assumed by REG Danville. The swap agreement effectively fixes the interest rate at 3.67% on a notional amount of approximately $20.7 million of REG Danville’s term loan through November 2011. The fair value of the interest rate swap agreement was $0.6 million and $1.0 million at December 31, 2010 and 2009, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Newton is subject to interest rate risk relating to its $23.6 million term debt financing and its $2.4 million revolving line of credit both from AgStar. Interest will accrue on the outstanding balance of the term loan at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2010 of 5.00%). The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2010 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca, LLC is subject to interest rate risk relating to its lease payments for the facility. The lease provides that REG Seneca, LLC will pay rent in the amount of the interest payments due to WestLB from Seneca Landlord, LLC. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan shall accrue interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan shall accrue interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan is a Eurodollar Loan through December 31, 2010 (effective rate at December 31, 2010 of 3.26%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Marketing and Logistics Group, LLC and REG Services Group, LLC, together the WestLB Loan Parties, are subject to interest rate risk relating to their $10.0 million revolving line of credit from WestLB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan shall accrue interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan shall accrue interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan is a Eurodollar Loan through December 31, 2010 (effective rate at December 31, 2010 of 3.26%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

Inflation

To date, inflation has not significantly affected our operating results, though costs for construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect our ability to maintain our production facilities adequately, build new biodiesel production facilities and expand our existing facilities as well as the demand for our facility construction management and operations management services.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Renewable Energy Group, Inc.

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 31, 2011

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,259	$5,855
Restricted cash	2,667	2,156
Accounts receivable, net (includes amounts owed by related parties of $1,146 and $2,328 as of December 31, 2010 and 2009, respectively)	18,801	12,162
Inventories	28,985	12,840
Prepaid expenses and other assets (includes amounts paid to related parties of $269 as of December 31, 2009)	3,933	4,689

Total current assets	58,645	37,702

Property, plant and equipment, net	166,391	124,429
Property, plant and equipment, net - Seneca Landlord, LLC	42,692	—
Goodwill	84,864	16,080
Intangible assets, net	3,169	7,203
Deferred income taxes	1,500	1,500
Investments	4,259	6,149
Other assets	7,821	7,495
Restricted cash	302	—

TOTAL ASSETS	$369,643	$200,558

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit	$9,550	$350
Current maturities of notes payable	25,551	2,756
Accounts payable (includes amounts owed to related parties of $3,827 and $5,415 as of December 31, 2010 and 2009, respectively)	14,237	14,133
Accrued expenses and other liabilities	3,549	4,197
Deferred revenue	9,339	5,480

Total current liabilities	62,226	26,916
Unfavorable lease obligation	11,293	11,783
Preferred stock embedded conversion feature derivatives	61,761	4,104
Seneca Holdco liability, at fair value	10,406	—
Notes payable	24,774	25,749
Notes payable - Seneca Landlord, LLC	36,250	—
Other liabilities	5,381	10,015

Total liabilities	212,091	78,567

COMMITMENTS AND CONTINGENCIES (NOTE 23)
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 13,455,522 and 12,464,357 shares outstanding at December 31, 2010 and 2009, respectively; redemption amount $222,016 and $247,587 at December 31, 2010 and 2009, respectively)	122,436	149,122
EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 140,000,000 shares authorized; 33,129,553 and 19,575,117 shares outstanding at December 31, 2010 and 2009, respectively)	3	2
Common stock - additional paid-in-capital	82,634	15,676
Warrants - additional paid-in-capital	4,820	4,619
Accumulated deficit	(52,341)	(60,905)

Total stockholders’ equity (deficit)	35,116	(40,608)
Noncontrolling interests	—	13,477

Total equity (deficit)	35,116	(27,131)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$369,643	$200,558

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
REVENUES:
Biodiesel sales	$203,641	$91,870	$58,786
Biodiesel sales - related parties	4,261	17,157	10,723
Biodiesel government incentives	7,240	19,465	6,564

	215,142	128,492	76,073
Services	653	1,888	4,143
Services - related parties	660	1,121	5,236

	216,455	131,501	85,452

COSTS OF GOODS SOLD:
Biodiesel	81,125	73,994	39,387
Biodiesel - related parties	112,891	53,379	39,349
Services	516	1,177	4,470
Services - related parties	291	—	—

	194,823	128,550	83,206
GROSS PROFIT	21,632	2,951	2,246
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $1,601, $1,836 and $1,946 for the years ended December 31, 2010, 2009 and 2008, respectively)	22,187	25,565	24,048
GAIN ON SALE OF ASSETS - related party	—	(2,254)	—
IMPAIRMENT OF ASSETS	7,494	833	160

LOSS FROM OPERATIONS	(8,049)	(21,193)	(21,962)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	(8,208)	(2,339)	2,118
Change in fair value of interest rate swap	469	382	(1,413)
Change in fair value of Seneca Holdco liability	(4,179)	—	—
Other income (includes related party amounts of $355 for the year ended December 31, 2009)	956	3,147	—
Interest expense (includes related party amounts of $334 and $26 for the years ended December 31, 2010 and 2009, respectively)	(4,940)	(2,414)	(1,902)
Interest income (includes related party amounts of $180 for the year ended December 31, 2010)	200	60	279
Impairment of investments	(400)	(200)	(1,400)

	(16,102)	(1,364)	(2,318)

LOSS BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	(24,151)	(22,557)	(24,280)
INCOME TAX BENEFIT (EXPENSE)	3,252	(45,212)	9,414
LOSS FROM EQUITY INVESTMENTS	(689)	(1,089)	(1,013)

NET LOSS	(21,588)	(68,858)	(15,879)

LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	7,953	2,788

NET LOSS ATTRIBUTABLE TO THE COMPANY	(21,588)	(60,905)	(13,091)
EFFECTS OF RECAPITALIZATION	8,521	—	—
LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(27,239)	(44,181)	(26,692)

NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(40,306)	$(105,086)	$(39,783)

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total
BALANCE, January 1, 2008	8,578,945	$43,707	13,334,874	$1	$62,629	$4,556	$25,723	$807	$93,716
Issuance of preferred stock, net of $246 of issuance cost and $302 for embedded derivative	3,855,059	34,208	—	—	—	—	—	—	—
Issuance of common stock, net of $234 of issuance costs	—	—	5,970,243	1	5,080	—	—	—	5,081
Issuance of warrants	—	—	—	—	(63)	63	—	—	—
Contributions	—	—	—	—	—	—	—	22,820	22,820
Removal of noncontrolling interest as a result of deconsolidation	—	—	—	—	—	—	—	(602)	(602)
Stock compensation expense	—	—	—	—	3,574	—	—	—	3,574
Accretion of preferred stock to redemption value	—	26,692	—	—	(14,060)	—	(12,632)	—	(26,692)
Net loss	—	—	—	—	—	—	(13,091)	(2,788)	(15,879)

BALANCE, December 31, 2008	12,434,004	104,607	19,305,117	2	57,160	4,619	—	20,237	82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—
Issuance of common stock	—	—	270,000	—	1,368	—	—	—	1,368
Stock compensation expense	—	—	—	—	2,522	—	—	—	2,522
Accretion of preferred stock to redemption value	—	44,181	—	—	(44,181)	—	—	—	(44,181)
Increase in Blackhawk Biofuels LLC members’ equity from issuance of common stock	—	—	—	—	(1,193)	—	—	1,193	—
Net loss	—	—	—	—	—	—	(60,905)	(7,953)	(68,858)

BALANCE, December 31, 2009	12,464,357	149,122	19,575,117	2	15,676	4,619	(60,905)	13,477	(27,131)
Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	—	—	13,754,436	1	79,304	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	1,269
Issuance of common stock	—	—	500,000	—	3,015	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	1,068	(1,068)	—	—	—
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	1,720	—	—	—	1,720
Accretion of preferred stock to redemption value	—	27,239	—	—	(27,239)	—	—	—	(27,239)
Net loss	—	—	—	—	—	—	(21,588)	—	(21,588)

BALANCE, December 31, 2010	13,455,522	$122,436	33,129,553	$3	$82,634	$4,820	$(52,341)	$—	$35,116

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,588)	$(68,858)	$(15,879)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	5,291	4,438	1,798
Amortization expense of assets and liabilities, net	637	1,334	(716)
Gain on sale of property, plant & equipment	—	(2,254)	(127)
Provision (benefit) for doubtful accounts	105	(1,432)	740
Stock compensation expense	1,376	2,522	3,574
Loss from equity method investees	689	1,089	1,013
Deferred tax expense (benefit)	(3,252)	45,212	(8,268)
Impairment of intangible assets	7,336	—	—
Impairment of investments	400	200	1,400
Impairment of long lived assets	158	833	160
Change in fair value of preferred stock conversion feature embedded derivatives	8,208	2,339	(2,118)
Change in fair value of Seneca Holdco liability	3,742	—	—
Distributions received from equity method investees	100	110	363
Expense settled with stock issuance	—	334	867
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(4,876)	(3,671)	10,585
Inventories	(15,937)	(1,045)	2,162
Prepaid expenses and other assets	1,866	2,915	362
Accounts payable	(3,378)	3,443	(1,346)
Accrued expenses and other liabilities	671	(1,087)	2,718
Deferred revenue	3,859	5,480	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(111)	(924)

Net cash flows from operating activities	(14,593)	(8,209)	(3,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(4,550)	(7,350)	(67,235)
Proceeds from the sale of fixed assets	303	3,032	1,315
Change in restricted cash	(513)	4,689	15,904
Cash received from escrow for purchase of investments	—	—	500
Cash provided through Blackhawk transaction	—	—	2,225
Cash provided through USBG acquisition	—	—	16,895
Return of investment in Bell, LLC	—	—	4,223
Deconsolidation of Blackhawk	(206)	—	—
Cash provided through Blackhawk acquisition	1	—	—
Cash provided through Central Iowa Energy acquisition	403	—	—

Net cash flows from investing activities	(4,562)	371	(26,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	9,400	880	5,522
Repayments on line of credit	(750)	(1,822)	(4,230)
Cash received for issuance of note payable	—	100	28,821
Cash paid on notes payable	(2,109)	(776)	(3,270)
Cash proceeds from investment in Seneca Landlord	4,000	—	—
Cash received from issuance of common stock to ARES Corporation	8,000	—	—
Cash paid for issuance cost of common and preferred stock	(280)	—	(480)
Cash paid for debt issuance costs	(702)	—	(208)

Net cash flows from financing activities	17,559	(1,618)	26,155

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,596)	(9,456)	(3,654)
CASH AND CASH EQUIVALENTS, Beginning of period	5,855	15,311	18,965

CASH AND CASH EQUIVALENTS, End of period	$4,259	$5,855	$15,311

	(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash received for income taxes	$584	$2,827	$2,535

Cash paid for interest	$4,226	$2,128	$2,582

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization	$8,521

Accretion of preferred stock to redemption value	$27,239	$44,181	$26,692

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$192	$38	$1,020

Equity method investment received from REG, LLC			$63

Removal of cost method investee as a result of consolidation	$1,000

Issuance of common stock for debt financing cost	$3,015

Reduction of accounts payable in exchange for assets			$773

Removal of equity method investee as a result of consolidation	$3,969		$2,000

Property, plant and equipment acquired through the assumption of liabilities	$39,314

Issuance of restricted stock units for equity issuance cost	$582

Assets (liabilities) acquired through the issuance of stock:
Cash	$8,404	$—	$—
Restricted cash	2,302	—	22,749
Other current assets	1,342	—	61
Property, plant, and equipment	89,597	—	9,420
Goodwill	68,784	—	—
Intangible assets	3,027	—	410
Deferred tax assets	—	—	27,383
Other noncurrent assets	231	1,359	67
Line of credit	(900)	—	—
Other current liabilities	(5,548)	—	(3,059)
Debt	(72,668)	—	—
Unfavorable lease obligation	—	—	(12,128)
Noncontrolling interest	—	—	(24,820)
Other noncurrent liabilities	(11,454)	—	—

	$83,117	$1,359	$20,083

See “Note 7 - Variable Interest Entities” for noncash items related to the deconsolidation of Blackhawk

	(concluded)

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2010, 2009 and 2008

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

Also on February 26, 2010, a wholly owned subsidiary of the Company was merged with and into Blackhawk (the Blackhawk Merger). Blackhawk was renamed REG Danville, LLC (REG Danville) immediately following the merger. As a result of the Blackhawk Merger, each outstanding Blackhawk Series A Unit (other than such units held by Biofuels or any affiliate of Biofuels) was converted into 0.4479 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became a warrant for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted based on the 0.4479 common shares exchange ratio. The former members of Blackhawk received 132,680 shares of Series A Preferred Stock, 6,753,311 shares of Common Stock and 335,924 warrants. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and its accounting treatment.

On March 8, 2010, the Company acquired substantially all of the assets and liabilities of CIE (CIE Asset Purchase) in exchange for an aggregate of 4,252,830 shares of Common Stock and 158,485 shares of Series A Preferred Stock. The assets and liabilities were acquired from CIE by REG Newton, LLC (REG Newton), a wholly owned subsidiary of the Company. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and its accounting treatment.

On April 9, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and its accounting treatment.

On July 16, 2010, the Company acquired certain assets from Tellurian Biodiesel, Inc. (Tellurian) and American BDF, LLC (ABDF). ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. (RTI) and Tellurian Biodiesel. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and its accounting treatment.

On September 21, 2010, the Company acquired substantially all of the assets of Clovis Biodiesel, LLC (Clovis), a wholly owned subsidiary of ARES Corporation, and received $8,000 cash in exchange for the Company’s Common Stock. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition and its accounting treatment.

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

Nature of Business

As of December 31, 2010, the Company owned biodiesel production facilities with a total of 182 million gallons per year (mmgy) of production capacity, which includes a 60 mmgy biodiesel facility in Seneca, Illinois leased by the Company from a consolidated variable interest entity (see Note 6 – Acquisitions and Equity Transactions).

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. In September 2010, the Company purchased the assets of Clovis which includes a partially completed 15 mmgy biodiesel plant located in Clovis, New Mexico. The plant is approximately 70% complete. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects. The city incentive package for the Emporia construction project has been renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the projected gross cash flows of the projects the Company determined that no impairment has occurred.

As of December 31, 2010, the Company managed one other biodiesel production facility owned primarily by an independent investment group with an aggregate of 30 mmgy capacity (hereafter referred to as Network Plant). For this facility, the Company has entered into an agreement to manage the facility while the investment group determines how to raise capital for production facility upgrades. In 2009, the Company provided notice to five networks facilities that it would be terminating services under the Management and Operational Services Agreement (MOSA) twelve months from the date notice was provided as permitted by the MOSAs. Of the five cancellation notices given in 2009, three facilities did not renew their MOSA, the Company is managing one while the facility is working on raising capital and another facility was purchased through an asset purchase agreement.

The biodiesel industry and the Company’s business have relied on the continuation of certain federal and state incentives and mandates. On December 17, 2010, Congress reinstated the federal biodiesel tax credit retroactive to January 1, 2010 with an expiration date of December 31, 2011. Current incentives to the biodiesel industry may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $7,240, $19,465 and $6,564 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company is the primary beneficiary of the economic benefits and financial risks of the entity. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds that are invested in money market mutual funds related to various Company entities totaling $2,969 and $2,156 as of December 31, 2010 and 2009, respectively, which have been restricted in accordance with the terms of loan agreements. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.

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

Balance, January 1, 2008	$1,955
Amount charged to selling, general and administrative expenses	740
Charge-offs, net of recovery	(165)

Balance, December 31, 2008	2,530
Amount charged (benefited) to selling, general and administrative expenses	(1,432)
Charge-offs, net of recovery	(885)

Balance, December 31, 2009	213
Amount charged to selling, general and administrative expenses	103
Charge-offs, net of recovery	—

Balance, December 31, 2010	$316

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of December 31, 2010 and 2009 include adjustments to reduce inventory to the lower of cost or market in the amount of $35 and $194, respectively. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to feedstock inventory and biodiesel finished goods inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable.

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps, and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in change in fair value of interest rate swap in the Company’s statements of operations.

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

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	December 31, 2010	February 26, 2010	December 31, 2009	December 31, 2008	June 30, 2008
Expected volatility	40.00%	40.00%	50.00%	55.00%	55.00%
Risk-free rate	4.10%	4.40%	4.11%	4.39%	4.58%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova Biosource Fuels, LLC (See Note 6 – Acquisitions and Equity Transactions), the Company has the option to purchase (Call Option) and Seneca Holdco, LLC has the option to require the Company to purchase (Put Option) the membership interest of Seneca Landlord, LLC (Landlord) whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has determined the fair value of the amounts financed by Seneca Holdco, LLC, the Put Option, and the Call Option using an option pricing model. The fair value represents the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of the Landlord’s equity, (ii) expectations regarding future changes in the value of the Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as management has determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	December 31, 2010	April 9, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	4.10%	4.60%
Probability of IPO	70.00%	60.00%

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

Accretion of $27,239, $44,181 and $26,692 for the years ended December 31, 2010, 2009 and 2008, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

The discount rate used in the DCF analysis is based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average Baa-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the alternative energy industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in the Company’s DCF model are as follows:

	December 31, 2010	February 26, 2010	December 31, 2009	December 31, 2008	June 30, 2008
Discount rate	16.00%	15.00%	13.00%	15.00%	13.50%

Valuations derived from this model are subject to ongoing verification and review. Selection of inputs involves management’s judgment and may impact net income. This analysis is performed on a regular basis and takes into account factors that have changed from the last measurement date or the time of the last Common Stock issuance. Other factors affecting our assessment of price include recent purchases or sales of our Common Stock, if available.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including applicable construction-period interest, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years

Computers and office equipment	5 years

Office furniture and fixtures	7 years

Machinery and equipment	5-30 years

Leasehold improvements	the lesser of the lease term or 30 years

Buildings and improvements	30-40 years

The Company capitalizes interest incurred on debt during the construction of assets in accordance with ASC Topic 838, Interest. For the years ended December 31, 2010, 2009 and 2008, the Company capitalized $713, $0 and $876, respectively, of interest primarily resulting from the construction of the Blackhawk and Seneca biodiesel production facilities.

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

The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Beginning balance - January 1, 2009	$—	$16,080	$16,080
Acquisitions	—	—	—

Ending balance - December 31, 2009	—	16,080	16,080
Blackhawk Biofuels acquisition	44,191	—	44,191
CIE acquisition	24,593	—	24,593

Ending balance - December 31, 2010	$68,784	$16,080	$84,864

Impairment of assets

The Company reviews long-lived assets, including property, plant and equipment and definite-lived assets, for impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations.

During 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7,025. As a result of the cancellations, the full amount was charged off during the year ended December 31, 2010.

The Company also impaired deferred financing cost related to the New Orleans project GoZone bonds. The Company determined that it was not probable that the GoZone bonds allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to the deadline, and accordingly, the Company returned its allocation prior to the deadline. The amount of the impairment for the year ended December 31, 2010 was $311.

Total asset impairment charges of $7,494, $833 and $160 were recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

Investments

In connection with the construction of biodiesel production facility for SoyMor Biodiesel, LLC (SoyMor) (collectively with Bell, LLC referred to as “Equity Method Investees”), the Company made an equity investment in this entity. Because the Company has the ability to influence the operating and financial decisions and maintains a position on the board of directors of the Equity Method Investees, the investments are accounted for using the equity method in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (ASC Topic 323). Under the equity method, the initial investment is recorded at cost and adjusted to recognize the Company’s ratable share of earnings of the Equity Method Investees. The Company made equity investments in connection with the construction of biodiesel production facilities for Central Iowa Energy, LLC (CIE), Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). Because the Company does not have the ability to influence the operating and financial decisions and does not maintain a position on the board of directors, these investments are accounted for using the cost method in accordance with ASC Topic 323. During 2010, the Company changed its method of accounting for investments in WIE and WDB from the equity method to the cost method due to the Company no longer having the ability to influence the operating and financial decisions of these entities. Under the cost method, the initial investment is recorded at cost and assessed for impairment. The equity investment related to CIE was removed during the purchase price allocation process on March 8, 2010. During the years ended December 31, 2010, 2009 and 2008, the Company recorded impairments in the amount of $400, $200 and $1,400, respectively, on its investment in EFB that was determined to have been other-than-temporarily impaired.

Other Noncurrent Assets

Other noncurrent assets include costs related to the issuance of debt, spare parts inventory and raw material supply agreement. The debt issuance costs are amortized to interest expense over the life of the related debt agreement. The supply agreement is amortized over the term of the agreement according to the volume of feedstock used in operation.

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

Freight

The Company accounts for shipping and handling revenues and costs in accordance with ASC Topic 605-45. The Company presents all amounts billed to the customer for freight as a component of biodiesel sales. Costs incurred for freight are reported as a component of costs of goods sold – biodiesel.

Advertising Costs

Advertising and promotional expenses are charged to earnings during the period in which they are incurred. Advertising and promotional expenses were $80, $235 and $798 for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs totaled $89, $187 and $59 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Benefits Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $245, $218 and $186 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company has two stock incentive plans. On July 31, 2006, the Biofuels Board of Directors (Biofuels Board) approved the 2006 Stock Incentive Plan. On May 6, 2009, the Company Board of Directors (Company Board) approved the 2009 Stock Incentive Plan. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.

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

Deferred tax liabilities were recorded during the year ended December 31, 2010 as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

Prior to deconsolidation on January 1, 2010 and the Blackhawk Merger, Blackhawk was treated as a partnership for federal and state income tax purposes and generally did not incur income taxes. Instead, its earnings and losses were included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes was included in the consolidated financial statements of the Company aside from its pro-rata share determined based on its ownership interest.

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

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed its restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $0.0001 per share. See “Note 6 – Acquisitions and Equity Transactions” for information related to Common Stock issued in connection with the Acquisitions.

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

Common Stock Issued During 2008:

On May 9, 2008, the Company issued 1,980,488 shares of common stock in conjunction with Blackhawk’s purchase of a 45 mmgy biodiesel plant in Danville, Illinois. See “Note 5 – Blackhawk” for information related to the Blackhawk transaction.

On June 26, 2008 and October 21, 2008, the Company issued 3,726,830 and 136,585 shares of common stock, respectively, in connection with the acquisition of a 35 mmgy biodiesel production facility located in Houston, Texas from U.S. Biodiesel Group. See “Note 6 – Acquisitions and Equity Transactions” for information related to the acquisition.

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

On July 16, 2010, the Company issued 598,295 shares of Common Stock in connection with the purchase of substantially all Tellurian and ABDF assets.

On September 21, the Company issued 2,150,000 shares of Common Stock to ARES Corporation in connection with the purchase of substantially all the assets held by Clovis and cash.

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

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2009	Warrants Outstanding 2010
Viant	*August 1, 2006	August 1, 2011	$9.50	41,474	—
Viant	*August 11, 2006	August 11, 2011	$9.50	10,526	—
Viant	*September 15, 2006	September 15, 2011	$9.50	26,956	—
Viant	*December 22, 2006	December 22, 2011	$9.50	69,053	—
Viant	April 25, 2008	April 25, 2018	$10.00	100,000	—
Natural Gas Partners VIII	August 1, 2006	August 1, 2014	$9.50	70,313	70,313
Entities affiliated with NGP Energy Technology Partners	August 1, 2006	August 1, 2014	$9.50	70,312	70,312
Natural Gas PartnersVIII	December 22, 2006	December 22, 2014	$9.50	117,187	117,187
Entities affiliated with NGP Energy Technology Partners	December 22, 2006	December 22, 2014	$9.50	117,188	117,188
Viant	June 26, 2007	June 26, 2015	$11.00	10,526	—
Natural Gas Partners VIII	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
NGP Energy Technologies	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
West Central	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
E D & F Man	July 18, 2007	July 18, 2015	$11.00	22,727	22,727
Bunge	July 18, 2007	July 18, 2015	$11.00	9,090	9,090
U.S. Biodiesel Group	June 26, 2008	June 26, 2018	$10.25	243,902	243,902
Blackhawk warrant holders	February 26, 2010	February 25, 2015	$2.23	—	335,924

				977,435	1,054,824

*	The Company reissued these warrants on April 25, 2008 at terms not substantially different from the original date noted here.

The fair value of the warrants issued in April and June 2008 and February 2010 was determined using the common stock value as of June 30, 2008 and February 26, 2010. The deemed fair value of the underlying common stock on June 30, 2008 and February 26, 2010 was $0.89 and $6.03, respectively. The methodology used to determine the fair value of the Company’s common stock on those dates is further discussed in “Note 2 – Summary of Significant Accounting Policies”. Because the Company’s stock is not publicly traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected life of the warrants. The expected life of the warrants was determined based upon the contractual term of the agreements.

No common stock warrants were issued during 2009. For purposes of determining the fair value of common stock warrants issued, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below:

	2010	2008
The weighted average fair value of warrants issued (per warrant)	$3.28 - $3.86	$0.19
Dividend yield	0%	0%
Weighted average risk-free interest rate	2.2%	3.0%
Weighted average expected volatility	45%	55%
Expected life in years	1.00 - 6.00	10.00

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2010 and 2008 were $862 and $480, respectively. There were no stock issuance costs during 2009.

NOTE 4 — REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of preferred stock with a par value of $0.0001. The Company’s Board of Directors has discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 6 – Acquisitions and Equity Transactions” for information related to the cancellation of all outstanding Biofuels preferred stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions.

The following summarizes each series of Preferred Stock as of December 31:

	2009
	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
Shares outstanding	6,578,947	2,236,361	558,140	3,090,909	12,464,357
Carrying amount	$71,870	$36,721	$4,994	$35,537	$149,122
Redemption amount	$146,850	$55,405	$6,000	$39,332	$247,587

In connection with the Company’s acquisition of Biofuels and Blackhawk, the Company cancelled the four outstanding series of preferred stock and each share of Biofuels preferred share was converted into a share of Series A preferred stock.

The following summarizes the changes in outstanding shares for each series of Preferred Stock for fiscal years ended December 31:

	Series A Preferred Stock	Series B Preferred Stock	Series AA Preferred Stock	Series BB Preferred Stock	Total
January 1, 2008	6,578,947	1,999,998	—	—	8,578,945
Issuances	—	206,010	558,140	3,090,909	3,855,059

December 31, 2008	6,578,947	2,206,008	558,140	3,090,909	12,434,004
Issuances	—	30,353	—	—	30,353

December 31, 2009	6,578,947	2,236,361	558,140	3,090,909	12,464,357
Exchange of REG Holdco preferred stock	(6,578,947)	(2,236,361)	(558,140)	(3,090,909)	(12,464,357)
Issuances	13,455,522	—	—	—	13,455,522

December 31, 2010	13,455,522	—	—	—	13,455,522

The rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock are set forth below. The holders of Preferred Stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued in exchange for shares of the Series A, Series AA, Series B or Series BB Biofuels Preferred Stock, pursuant to the Biofuels Merger agreement (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. Dividends previously accrued on the Biofuels preferred stock were forgone in connection with the Biofuels Merger and issuance of the Series A Preferred Stock. There were $10,027 of the Series A Preferred Stock dividends in arrears as of December 31, 2010 and $33,388 of Biofuels preferred stock dividends in arrears as of December 31, 2009.

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

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at a 1 to 1 conversion ratio:

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

The following table demonstrates certain preferred stock attributes. All amounts are per share:

Series A Preferred Stock
Original issue price	$11.00
Dividend rate per annum	$0.88
Common stock price to trigger automatic conversion	$22.00
Series A Preferred Stock holders required for super majority	75%
Redemption option price	$13.75
Liquidation price	$13.75

The following table demonstrates the redemption requirements for each of the next five fiscal years ended December 31:

Series A Preferred Stock
2011	$—
2012	—
2013	—
2014	222,016
2015	—

Preferred Stock Issued During 2008:

On May 9, 2008, the Company issued 127,273 shares of Series B Preferred Stock to Bunge as part of the Blackhawk Biofuels, LLC acquisition of a biodiesel facility in Danville, Illinois.

On June 26, 2008, the Company issued 558,140 and 3,090,909 shares of Series AA Preferred and Series BB Preferred, respectively, as part of the Company’s acquisition of a 35 mmgy biodiesel production facility in Houston, Texas and a terminal facility in Stockton, California.

During 2008, the Company issued 78,737 shares of Series B Preferred Stock to West Central as payment for administrative services.

Preferred Stock Issued During 2009:

On April 8, 2009, the Company issued 30,353 shares of Series B Preferred to West Central for payment of administrative services.

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

The Company compared the fair value of the preferred shares issued to the carrying amount of the preferred and common shares that were redeemed. The excess of the carrying amount of preferred and common shares that were redeemed over the fair value of the preferred shares issued was recorded as an increase in additional paid-in capital and was added to net earnings available to common shareholders.

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

The Company held 1,000,000 membership units of Blackhawk as of May 9, 2008 and subsequently received an additional 327,017 units, 658,052 units and 145,307 units in 2008, 2009 and 2010, respectively, in lieu of interest on the subordinated convertible note. The Company’s interest represents ownership interests in Blackhawk of 11.6% and 12.4% as of December 31, 2009 and February 26, 2010, respectively.

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

NOTE 6 — ACQUISITIONS AND EQUITY TRANSACTIONS

On February 26, 2010, the Company completed its mergers with Biofuels and Blackhawk and on March 8, 2010 the Company completed the asset purchase of CIE. The Company also completed the asset purchase of Nova Biosource Fuels, Inc. on April 8, 2010, an asset purchase of Tellurian and ABDF on July 16, 2010 and an asset purchase of Clovis on September 21, 2010.

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

The following table summarizes the final allocations of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at February 26, 2010
Assets (liabilities) acquired:
Cash	$1
Restricted cash	2,002
Other current assets	859
Property, plant and equipment	55,253
Goodwill	44,191
Other noncurrent assets	231
Line of credit	(350)
Other current liabilities	(3,621)
Notes payable	(48,743)
Other noncurrent liabilities	(6,802)

Fair value of common and preferred stock issued	$43,021

The acquisition price is summarized as follows:

	Value at February 26, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Warrants	$1,269	$3.78
Common Stock	40,721	$6.03
Series A Preferred Stock	1,031	$7.77

Total	$43,021

Since all of REG Danville’s revenues for the period from February 26, 2010 through December 31, 2010 consisted entirely of tolling fees from REG Marketing & Logistics Group, LLC (REG Marketing), they were eliminated on a consolidated basis.

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

The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at March 8, 2010
Assets (liabilities) acquired:
Cash	$403
Restricted cash	300
Other current assets	483
Property, plant and equipment	32,153
Goodwill	24,593
Line of credit	(550)
Other current liabilities	(1,927)
Notes payable	(23,925)
Other noncurrent liabilities	(4,652)

Fair value of common and preferred stock issued	$26,878

The acquisition price is summarized as follows:

	Final Value at March 8, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$25,645	$6.03
Series A Preferred Stock	1,233	$7.77

Total	$26,878

Since all of REG Newton’s revenues for the period from March 8, 2010 through December 31, 2010 consisted entirely of contract manufacturing fees from REG Marketing, they were eliminated on a consolidated basis.

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2010, 2009, and 2008, respectively:

	2010	2009	2008
Revenues	$216,609	$135,216	$157,901
Net loss	$(24,633)	$(74,890)	$(18,613)

Nova Biosource Fuels, Inc.

On April 8, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to a wholly owned subsidiary of Biofuels, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). The assets of Nova Seneca and Nova Technologies (the Seneca Assets), including the 60 mmgy biodiesel facility located in Seneca, Illinois (Seneca Facility) was acquired from Chapter 11 debtors in possession initially by the Company and immediately thereafter was sold to an entity named Seneca Landlord, LLC (Landlord) which is indirectly owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. These stockholder parties facilitated the transactions described above by, among other things, creating Landlord, agreeing to invest $4,000 for repairs to the Seneca Facility and in consideration therefore received guarantees of certain payments and other obligations from the Company described below.

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

Tellurian Biodiesel, Inc. and American BDF, LLC

On July 16, 2010, the Company issued 598,295 shares and up to an additional 731,250 shares of Common Stock for certain assets of Tellurian and ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, RTI and Tellurian had previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, with the Company’s national network of biodiesel manufacturing facilities. The fair value of the Common Stock issued as consideration, of $3,027, was allocated to a supply agreement intangible.

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

The Company accounted for its interests in Blackhawk using the fair value options available under ASC Topic 825, Financial Instruments, from the date of deconsolidation on January 1, 2010 until the date of merger on February 26, 2010. The following table represents the deconsolidating entries as of January 1, 2010:

	As Reported January 1, 2010	Adjustment	As Adopted
ASSETS
CURRENT ASSETS:
Cash	$5,855	$(206)	$5,649
Restricted cash	2,156	(2,002)	154
Current assets	29,691	1,098	30,789

Total current assets	37,702	(1,110)	36,592

Property, plant and equipment, net	124,429	(43,209)	81,220
Goodwill	16,080	—	16,080
Noncurrent assets	22,347	27,731	50,078

TOTAL ASSETS	$200,558	$(16,588)	$183,970

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit	$350	$(350)	$—
Current maturities of notes payable	2,756	(815)	1,941
Current liabilities	23,810	(1,144)	22,666

Total current liabilities	26,916	(2,309)	24,607
Notes payable	25,749	(23,630)	2,119
Other liabilities	25,902	(8,516)	17,386

Total liabilities	78,567	(34,455)	44,112

Redeemable preferred stock	149,122	—	149,122
EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock	2	—	2
Common stock - additional paid-in-capital	15,676	1,192	16,868
Warrants - additional paid-in-capital	4,619	—	4,619
Retained earnings (accumulated deficit)	(60,905)	30,152	(30,753)

Total stockholders’ equity (deficit)	(40,608)	31,344	(9,264)
Noncontrolling interests	13,477	(13,477)	—

Total equity (deficit)	(27,131)	17,867	(9,264)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$200,558	$(16,588)	$183,970

The Company has invested in four network plants owned by independent investment groups. Those companies are SoyMor Biodiesel, LLC (SoyMor), Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). See “Note 11 – Investments” for the investment amounts and the related condensed financial information of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the PB and does not consolidate these VIE’s.

The Company has 50% ownership in 416 S. Bell, a joint venture where control is equally shared. The Company determined that neither partner in the joint venture has the power to direct the activities that most significantly impact the economic performance of the joint venture individually. As a result, the Company is not the PB and does not consolidate this VIE.

The carrying values and maximum exposure for all unconsolidated VIE’s as of December 31, 2010 are as follows:

	Investments	Maximum Exposure
Investment:
SoyMor	$1,107	$1,119
WIE	576	576
WDB	2,005	2,005
416 S Bell	571	2,949

	$4,259	$6,649

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the PB. See “Note 6 – Acquisitions and Equity Transactions” for a description of the acquisition. The Company has a put/call option with Seneca Holdco to purchase Landlord and currently leases the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although the Company does not have an ownership interest in Seneca Holdco, it was determined that the Company is the PB due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives the Company the majority of the benefit from the use of Seneca’s assets. The Company has elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put and call options (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by, and those liabilities are obligations of, Landlord, not the Company.

As of December 31, 2010, the Company has finalized the allocation of fair value in the Seneca transaction to the assets acquired and liabilities assumed. There was no change in valuation between the preliminary and final allocation. The following table summarizes the allocation of the purchase price to the fair values of the assets and liabilities recorded by the Company as a result of the transaction and subsequent consolidation of Landlord:

Final
Allocation at
April 8, 2010
Assets (liabilities) acquired:
Restricted cash	$4,000
Property, plant and equipment	39,314
Current liabilities	(400)
Seneca Holdco liability	(6,664)
Notes payable	(36,250)

Fair value of consideration	$—

NOTE 8 — INVENTORIES

Inventories consist of the following at December 31:

	2010	2009
Raw materials	$7,297	$743
Work in process	281	22
Finished goods	21,407	12,075

Total	$28,985	$12,840

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Company owned property, plant and equipment consists of the following at December 31:

	2010	2009
Land	$704	$—
Building and improvements	21,834	12,122
Leasehold improvements	6,556	4,932
Machinery and equipment	82,007	51,801

	111,101	68,855
Accumulated depreciation	(12,647)	(10,488)

	98,454	58,367
Construction in process	67,937	66,062

Total	$166,391	$124,429

Seneca Landlord property, plant and equipment consists of the following at December 31:

	2010	2009
Building and improvements	$18,445	$—
Leasehold improvements	6	—
Machinery and equipment	24,824	—

	43,275	—
Accumulated depreciation	(723)	—

	42,552	—
Construction in process	140	—

Total	$42,692	$—

NOTE 10 — INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2010	2009
Raw material supply agreement intangibles	$3,027	$7,025
Ground lease	200	200
Accumulated amortization	(58)	(22)

Total intangible assets	$3,169	$7,203

The raw material supply agreement acquired during 2010 (see “Note 6 – Acquisitions and Equity Transactions”) is amortized over its 15 year term based on actual usage under the agreement. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes. As discussed in Note 2 – Summary of Significant Accounting Policies, the raw material supply agreement intangible recorded as of December 31, 2009 was charged off during 2010.

Amortization expense of $36, $22 and $0 for intangible assets is include in cost of goods – biodiesel in the statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for fiscal years ended December 31 is as follows:

2011	$125
2012	125
2013	173
2014	181
2015	189
Thereafter	2,376

Total	$3,169

NOTE 11 — INVESTMENTS

Investments consist of the following at December 31:

	2010		2009
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	9%	$1,107	9%	$1,354
WIE (a)	2%	576	2%	602
WDB (b)	8%	2,005	8%	2,195
416 S Bell	50%	571	50%	598
CIE (c)		—	4%	1,000
EFB (d)		—	4%	400

Total (e)		$4,259		$6,149

(a)	As of May 2010, the accounting method for this investment changed from the equity method to the cost method due to the Company no longer having the ability to significantly influence the operations of WIE.
(b)	As of August 2010, the accounting method for this investment was changed from the equity method to the cost method due to the Company no longer having the ability to significantly influence the operations of WDB.
(c)	During the first quarter of 2010, the Company purchased Central Iowa Energy LLC (See Note 6 – Acquisitions and Equity Transactions). Through the purchase price allocation, the Company eliminated its investment in Central Iowa Energy.
(d)	As of June 2010, the Company impaired the remaining investment amount of $400. On December 28, 2010, East Fork Biodiesel (EFB) filed its Articles of Dissolution with the Iowa Secretary of State.
(e)	The investments include deferred tax assets of $942 and $677 as of December 31, 2010 and 2009, respectively, fully offset by a valuation allowance.

The condensed financial information of equity method investments as of and for the years ended December 31, is as follows:

	2010	2009
CONDENSED BALANCE SHEET:
Total current assets	$352	$15,530

Total noncurrent assets	$23,407	$90,846

Total current liabilities	$585	$31,260

Total noncurrent liabilities	$5,270	$9,303

CONDENSED STATEMENT OF OPERATIONS:
	2010	2009	2008
Sales	$6,895	$74,164	$144,734
Costs of goods sold	(5,970)	(70,859)	(139,515)
Operating and other expenses	(6,838)	(6,551)	(10,753)

Net loss	$(5,913)	$(3,246)	$(5,534)

NOTE 12 – OTHER ASSETS

Prepaid expense and other current assets consist of the following at December 31:

	2010	2009
Income taxes receivable	$—	$553
Commodity derivatives and related collateral, net	1,636	1,774
Prepaid insurance	1,088	1,105
Prepaid service contracts	215	272
Prepaid raw materials	—	325
Deposits	306	—
Network Plant notes receivable (a)	—	483
Other	688	177

Total	$3,933	$4,689

a)	The Company has certain arrangements with the Network Plants that require funds to be remitted to the Network Plant upon sale of product to the end customer before amounts have been collected by the Company. In exchange, the Network Plant agrees to pay the Company a fee equal to 50 basis points in excess of the Company’s cost of working capital as computed from time to time.

Other noncurrent assets consist of the following at December 31:

	2010	2009
Debt issuance costs (net of accumulated amortization of $1,381 in 2010 and $318 in 2009)	$2,790	$1,420
Spare parts inventory	4,498	4,726
Prepaid taxes	—	412
Other	533	937

Total	$7,821	$7,495

NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	2010	2009
Accrued property taxes	$916	$792
Accrued employee compensation	987	858
Accrued interest	249	193
Unfavorable lease obligation, current portion	1,129	1,829
Other	268	525

Total	$3,549	$4,197

Other noncurrent liabilities consist of the following at December 31:

	2010	2009
Fair value of interest rate swap	$612	$1,031
Liability for unrecognized tax benefits	1,500	1,500
Deferred grant revenue	745	—
Straight-line lease liability	2,524	—
Deferred credit related to investment in Blackhawk	—	7,484

Total	$5,381	$10,015

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

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease. The amount expected to be amortized in 2011 of $1,129 is presented in accrued expenses and other liabilities.

The unfavorable lease obligation consists of the following:

	2010	2009
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	(1,190)	—

Total unfavorable lease obligation	12,422	13,612
Current portion	(1,129)	(1,829)

	$11,293	$11,783

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit of $1,190 and $0 for the years ended December 31, 2010 and 2009, respectively, for noncurrent liabilities is included in the cost of biodiesel sales.

Estimated amortization benefit for the fiscal years ending December 31 is as follows:

2011	$1,129
2012	1,129
2013	1,129
2014	1,129
2015	1,129
Thereafter	6,777

$12,422

On May 1, 2010, the Company amended its lease of a terminal facility in Houston, Texas. The amended agreement is through December 2021 and changes the monthly lease payment. For the year ending December 31, 2010, the fixed payment is reduced from $515 to $165. For the year ending December 31, 2011, the fixed monthly lease payment will increase on a quarterly basis throughout the year resulting in monthly lease payments of $215, $275, $350 and $450. From January 1, 2012, and continuing thereafter, the monthly lease payment will be $515, subject to escalation, on an annual basis, utilizing the producer price index. Due to the scheduled increase in lease payments over the life of the lease, the Company is recording a straight-line lease liability related to the monthly payments pursuant to ASC Topic 840, Leases. The straight-line lease liability is recorded in other liabilities on the consolidated balance sheet.

NOTE 14 — BORROWINGS

The Company’s borrowings are as follows:

	2010	2009
REG Danville term loan	$23,634	$24,445
REG Newton term loan	23,611	—
Revenue bond	2,030	2,360
Other	1,050	1,700

Total Notes Payable	$50,325	$28,505

Seneca Landlord term loan	$36,250	$—

On February 26, 2010, in connection with the Blackhawk Merger, one of the Company’s subsidiaries, REG Danville, assumed a $24,600 term loan. The term loan matures November 2011. The Illinois Finance Authority guarantees 61% of the term loan and the remaining amount is secured by the Danville facility. The term loan bears interest at a fluctuating rate per annum equal to the LIBOR rate plus the applicable margin of 400 basis points through December 31, 2010 and 2009 (effective rate at December 31, 2010 and 2009 was 4.26% and 4.23%, respectively). Amounts outstanding on the term loan were $23,634 and $24,445 as of December 31, 2010 and 2009, respectively. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville is required to make monthly principal payments equal to $135 plus accrued interest. In addition to these monthly payments, as the result of an amendment to the loan agreement, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2,500 has been paid from the Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. Excess Cash Flow is measured annually; therefore, no amounts have yet been paid. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow.

REG Danville also had a revolving line-of-credit with a borrowing capacity of $190 which expired on November 30, 2010. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30 day LIBOR plus 300 basis points as determined at the election of REG Danville at the time of borrowing and is secured by all plant assets owned by REG Danville. Borrowings outstanding under the line-of-credit were $0 and $350 as of December 31, 2010 and 2009, respectively.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced the term debt (AgStar Loan). Amounts outstanding as of December 31, 2010 of $23,611 require interest to be accrued based on 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2010 was 5.00%). The debt is secured by all plant assets owned by REG Newton. The Company has a limited guarantee related to the obligations under the AgStar Loan, which provides that the company will not be liable for more than the unpaid interest on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. REG Newton is required to make interest only payments on a monthly basis through February 2011. Beginning in March 2011, REG Newton will be required to make reduced principal payments of $60 plus interest through September 2011. Beginning in October 2011, REG Newton will be required to make principal payments of $120 plus interest until the maturity date of March 8, 2013. Beginning on January 1, 2011, under the AgStar Loan, REG Newton is required to maintain a debt service reserve account (Debt Reserve) equal to 12-monthly payments of principal and interest on the AgStar Loan. At each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6,000, up to $500 in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end.

In March 2010, REG Newton obtained a revolving line-of-credit (AgStar Line) with an aggregate borrowing capacity of $2,350 which expired on March 7, 2011. The debt is secured by REG Newton’s account receivable and inventory. The Company has guaranteed the obligations under the AgStar Line. The revolving line of credit accrues interest at 30 day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2010 was 5.00%). Borrowings outstanding under the line-of-credit were $550 as of December 31, 2010.

On April 9, 2010, Landlord entered into a note payable agreement with West LB. The balance of the note as of December 31, 2010 is $36,250. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar Loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate Loans or 3.0% over adjusted LIBOR for Eurodollar Loans. The loan was a Eurodollar Loan through December 31, 2010 (effective rate at December 31, 2010 was 3.26%). Interest is paid monthly. Principal payments have been deferred until April 2012. At that time, Landlord will be required to make estimated monthly principal payments of $201 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property located at the Seneca location.

On April 9, 2010, REG Marketing & Logistics Group, LLC and REG Services, together with the Company as guarantor, (the WestLB Loan Parties) entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the WestLB Revolver is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the WestLB Revolver are limited to the amount of certain qualifying assets of the WestLB Loan Parties that secure amounts borrowed. The WestLB Revolver requires the WestLB Loan Parties to maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for base rate loans or 3.0% over adjusted LIBOR for Eurodollar loans (effective rate at December 31, 2010 was 3.26%). The WestLB Revolver is secured by assets and ownership interests of REG Marketing and REG Services. Borrowings outstanding under the line-of-credit were $9,000 as of December 31, 2010.

The credit agreements of the subsidiaries mentioned above contain various customary affirmative and negative covenants. Many of the agreements, but not all, also contain certain financial covenants, including a current ratio, net worth ratio, fixed charge coverage ratio, maximum funded debt to earnings before interest depreciation and amortization ratio and a maximum capital expenditure limitation. Negative covenants include restrictions on incurring certain liens; making certain payments, such as distributions and dividend payments; making certain investments; transferring or selling assets; making certain acquisitions; and incurring additional indebtedness. The agreements generally provide that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of December 31, 2010 with the exception to the REG Danville bank debt. REG Danville received a waiver from the bank that cured the financial covenants noncompliance on the bank debt as of December 31, 2010. We expect that REG Danville will not be in compliance as of March 31, 2011, which will require us to obtain another waiver.

Maturities of the borrowings are as follows for the years ending December 31:

2011	$25,551
2012	3,740
2013	24,234
2014	2,766
2015	2,757
Thereafter	27,527

Total	86,575
Less: current portion	(25,551)

$61,024

NOTE 15 — INCOME TAXES

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2010		2009
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Property, plant and equipment	$—	$—	$—	$4,932
Goodwill	—	14,028	—	15,720
Net operating loss carryforwards	—	24,029	—	12,057
Tax credit carryforwards	—	3,068	—	3,068
Alternative minimum tax carryforwards	—	—	—	211
Start-up costs	—	1,580	—	—
Stock-based compensation	—	1,725	—	5,332
Investment in Blackhawk	—	—	—	6,163
Seneca Holdco liability	—	4,014	—	—
Notes payable - Seneca Landlord, LLC	—	13,983	—	—
Deferred revenue	3,599	287	2,192	—
Houston terminal lease	—	1,673	—	823
Other	1,248	579	600	559

Deferred tax assets	4,847	64,966	2,792	48,865
Deferred Tax Liabilities:
Prepaid expenses	(536)	—	(534)	—
Property, plant and equipment	—	(10,022)	—	—
Property, plant and equipment - Seneca Landlord, LLC	—	(16,477)	—	—
Deferred revenue cost of goods sold	(3,450)	—	(1,279)	—
Other	(67)	(41)	—	(141)

Deferred tax liabilities	(4,053)	(26,540)	(1,813)	(141)

Net deferred tax assets	794	38,426	979	48,724
Valuation allowance	(794)	(36,926)	(979)	(47,224)

Net deferred taxes	$—	$1,500	$—	$1,500

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

In evaluating the available evidence, management considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and time of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As of December 31, 2010, management concluded that the book and tax losses that result in cumulative losses represent negative evidence. This evidence provides negative evidence that cannot be overcome by positive and objectively verifiable evidence. Based on this evaluation, management has concluded a valuation allowance was required for the entire amount of the Company’s net deferred tax assets since positive, objectively verifiable evidence was not available to prove that it was more-likely-that-not that the Company would be able to realize these assets.

If future results provide positive, objectively verifiable evidence, that evidence will be considered in determining whether some or all of the valuation allowance will be reversed.

Income tax benefit (expense) for the years ended December 31 is as follows:

	2010	2009	2008
Current income tax (expense) benefit
Federal	$—	$—	$628
State	—	—	518

	—	—	1,146
Deferred income tax (expense) benefit
Federal	(9,419)	(3,267)	(219)
State	(962)	(467)	(79)
Net operating loss carryforwards	11,972	7,041	8,566
Other	(481)	(316)	—

	1,110	2,991	8,268

Income tax benefit before valuation allowances	1,110	2,991	9,414
Deferred tax valuation allowances	2,142	(48,203)	—

Income tax benefit (expense)	$3,252	$(45,212)	$9,414

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate primarily as a result of the change in tax status of the Company from its predecessors, state income taxes, net of federal income tax effects, income or loss from the change in fair value of embedded conversion feature of preferred stock, incentive stock options and various tax credits available to the Company as a result of its manufacture and sale of biodiesel. A comparison of the statutory and effective income tax benefits and reasons for related differences follows:

	2010	2009	2008
U.S. Federal income tax benefit at a statutory rate of 35 percent	$(8,452)	$(7,895)	$(8,853)
Minority interest taxed at member level	—	3,177	976
State taxes, net of federal income tax benefit	(863)	(1,128)	(981)
(Gain)/loss on embedded derivative	3,166	936	(834)
Transaction costs	386	1,210	—
Conversion of stock options to restricted stock units	3,917	—	—
Other, net	736	709	278

Total benefits for income taxes before valuation allowances	(1,110)	(2,991)	(9,414)
Valuation allowances	(2,142)	48,203	—

Total (benefits) expenses for income taxes	$(3,252)	$45,212	$(9,414)

In accordance with ASC Topic 740, Income Taxes, the Company periodically reviews its portfolio of uncertain tax positions. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2010	2009	2008
Beginning of year balance	$1,500	$1,500	$—
Increases to tax positions expected to be taken	—	—	1,500
Increases to tax positions taken during prior years	—	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—

End of year balance	$1,500	$1,500	$1,500

The amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008 that would affect the effective tax rate if the tax benefits were recognized was $1,028. The remaining liability was related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has not recorded any such amounts in the periods presented.

The Company files it’s tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state jurisdictions. The U.S. Internal Revenue Service has completed its examination of the Company’s federal income tax returns for all periods through 2008. Various state income tax returns also remain subject to examination by taxing authorities.

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

On May 6, 2009, the Company’s Board approved the 2009 Stock Incentive Plan (the 2009 Plan). The 2009 Plan provides for 5,400,000 shares of Company Common Stock to be made issuable under the plan. Restricted stock or restricted stock units may be awarded under the plan at the discretion of the Board. Restricted stock units may not be sold, transferred, pledged, assigned, or otherwise alienated until the lapse of the period of restriction. The restrictions will lapse with respect to the restricted stock units upon vesting, at which point each restricted stock unit (RSU) will be immediately converted into one share of common stock. The restricted stock units have no conversion price.

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

There were no newly issued stock options granted during 2009 or 2010. For purposes of determining the fair value of stock options awarded in 2008, the Company used a Black-Scholes option pricing model and the assumptions set forth in the table below:

2008
Weighted average fair value of options granted (per option)	$ 0.06
Dividend yield	0%
Range of risk-free interest rates	2.94 - 4.96%
Weighted average risk-fee interest rate	4.78%
Weighted average expected volatility	88%
Weighted average expected life in years	5.6
Weighted average fair value of common stock	$ 0.89

As provided for by ASC Topic 718, the Company applied the simplified method in estimating the average expected life of the options. The simplified method assumes that early exercise of the option will occur between the vesting date and expiration date of the option.

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

The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2008	2,303,052	$9.54	9.2 years
Granted	35,000	$10.25
Exercised	—
Forfeited	(53,500)	$9.78

Options outstanding - December 31, 2008	2,284,552	$9.55	7.7 years
Granted	—
Exercised	—
Forfeited	(76,000)	$9.93

Options outstanding - December 31, 2009	2,208,552	$9.54	6.8 years
Granted	—
Exercised	—
Forfeited	(30,500)	$9.50	7.1 years
Cancelled	(1,959,236)	$9.55	6.5 years

Options outstanding - December 31, 2010	218,816	$9.50	5.6 years

Options exercisable - December 31, 2010	218,816	$9.50	5.6 years

The following table summarizes additional information about stock options as of December 31:

	2010	2009	2008
Estimated unrecognized compensation cost for nonvested options	$—	$144	$1,989
Weighted average term the expense will be recognized	0.0 years	0.7 years	0.9 years

All stock options that remain outstanding are fully vested and exercisable.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

On August 18, 2010, the Company Board approved the distribution of restricted stock units to employees of the Company. The cancellation of the 2006 Plan stock options and issuance of the restricted stock units was accounted for in accordance with ASC Topic 718. We followed modification accounting which requires the Company to recognize expense based upon the excess fair value of the new awards over the original awards as determined on the modification date. The excess fair value was calculated based upon the difference between the fair value of the restricted stock unit price at issuance and the fair value of the stock options cancelled utilizing the Black-Scholes options pricing model as of the same date. The Company used the assumptions set forth in the table below for the Black-Scholes options pricing model:

2010
The weighted average fair value of restricted stock units issued (per unit)	$0.13 - $0.75
Dividend yield	0%
Weighted average risk-free interest rate	0.5% - 1.4%
Weighted average expected volatility	40% - 50%
Expected life in years	1.25 - 4.00

The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The following table summarizes information about the Company’s Common Stock restricted stock units granted, exercised, forfeited, vested and exercisable:

	Amount of Awards	Weighted Average Issue Price
Awards outstanding - December 31, 2009	—
Issued	2,890,723	$5.00
Forfeited	(5,500)	$4.74

Awards outstanding - December 31, 2010	2,885,223	$5.00

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

Stock-based compensation cost relating to the stock options and restricted stock units was $1,376, $2,522 and $3,574 for the years ended December 31, 2010, 2009 and 2008, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. The remaining expense yet to be recorded for the restricted stock unit awards is $10,580 over a period of 2.7 years.

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

NOTE 17 — RELATED PARTY TRANSACTIONS

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

	Summary of Related Party Transactions

		2010		2009		2008
	Revenues - Biodiesel sales	$4,261	(a)	$17,157	(a)	$10,723	(a)
	Revenues - Services	$660	(b)	$1,121	(b)	$5,236	(b)
	Cost of goods sold - Biodiesel	$112,891	(c)	$53,379	(c)	$39,349	(c)
	Cost of goods sold - Services	$291	(d)	$—	(d)	$—	(d)
	Selling, general, and administrative expenses	$1,601	(e)	$1,836	(e)	$1,946	(e)
	Other income	$—	(f)	$355	(f)	$—	(f)
	Interest expense	$334	(g)	$26	(g)	$—	(g)
	Interest income	$180	(h)	$—	(h)	$—	(h)
	Purchase of property, plant and equipment	$—	(i)	$—	(i)	$416	(i)
	Proceeds from the sale of long lived assets	$—	(j)	$3,032	(j)	$—	(j)
(a)	Represents transactions with related parties as follows:
	West Central	$20		$11		$30
	E D & F Man	4,241		14,299		10,023
	Bunge	—		2,807		—
	Network Plants	—		40		670

		$4,261		$17,157		$10,723

(b)	Represents transactions with related parties as follows:
	Network Plants	$660		$1,121		$4,843
	E D & F Man	—		—		393

		$660		$1,121		$5,236

(c)	Represents transactions with related parties as follows:
	West Central	$14,739		$21,893		$38,851
	Network plants	1,493		—		—
	Bunge	96,659		31,183		—
	E D & F Man	—		303		498

		$112,891		$53,379		$39,349

(d)	Represents transactions with Network Plants
(e)	Represents transactions with related parties as follows:
	West Central	$174		$328		$1,309
	416 S. Bell, LLC	344		688		603
	Bunge	993		617		—
	E D & F Man	90		203		34

		$1,601		$1,836		$1,946

(f)	Represents transactions with ED&F Man
(g)	Represents transactions with related parties as follows:
	West Central	$123		$—		$—
	Bunge	211		26		—

		$334		$26		$—

(h)	Represents transactions with Blackhawk Biofuels
(i)	Represents transactions with West Central
(j)	Represents transactions with ED&F Man

Summary of Related Party Balances

		2010		2009
	Accounts receivable	$1,146	(a)	$2,328	(a)
	Prepaid inventory	$—	(b)	$269	(b)
	Accounts payable	$3,827	(c)	$5,415	(c)
(a)	Represents balances with related parties as follows:
	West Central	$22		$123
	Network Plants	12		1,065
	Bunge	46		24
	E D & F Man	1,066		1,116

		$1,146		$2,328

(b)	Represents balances with Bunge
(c)	Represents balances with related parties as follows:
	West Central	$2,539		$2,951
	Network Plants	2		2,293
	Bunge	1,286		127
	E D & F Man	—		44

		$3,827		$5,415

West Central Cooperative

The Company purchases once-refined soy oil from West Central. Purchases from West Central were $14,739 $21,893 and $38,848 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also had biodiesel and co-product sales which totaled $20, $11 and $30 for the years ended December 31, 2010, 2009 and 2008, respectively.

West Central leases the land under the Company’s production facility at Ralston, Iowa to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $40, $40 and $40 for the years ended December 31, 2010, 2009 and 2008, respectively.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $134, 288 and $1,269 for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the amounts above, the Company recorded $0, $0 and $3 of other costs of goods sold for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also acquired $0, $0 and $416 of property, plant and equipment from West Central during the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to the amounts above, the Company recorded interest expense of and $123, $0 and $0 for the December 31, 2010, 2009 and 2008, respectively.

Accounts receivable includes net balances due from West Central of $22 and $123 at December 31, 2010 and 2009, respectively. Accounts payable includes net balances due to West Central of $2,539 and $2,951 at December 31, 2010 and 2009, respectively.

Bunge North America

The Company purchases feedstocks for the production of biodiesel. Purchases from Bunge were $96,659, $31,183 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also made sales of biodiesel and raw materials to Bunge of $0, $2,807 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The agreement is a three-year term and either party has the ability to cancel the agreement after the term ends. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $480 and $461 for the years ended December 31, 2010 and 2009, respectively. The Company incurred $211 and $26 in interest expense for the years ended December 31, 2010 and 2009, respectively, related to the purchase and resale of biodiesel. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. Selling, general and administrative expenses included in the statement of operations include incentive fees of $513 and $156 for the years ended December 31, 2010 and 2009, respectively.

The Company has accounts receivable due from Bunge of $46 and $24 as of December 31, 2010 and 2009, respectively. The Company has prepaid inventory balance of $0 and $269 as of December 31, 2010 and 2009, respectively. The Company has accounts payable due to Bunge of $1,286 and $127 as of December 31, 2010 and 2009, respectively.

E D & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s then wholly owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. For the years ended December 31, 2010, 2009 and 2008, fees of $90, $203 and $34, respectively, were paid according to the agreement. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party. The Company also has entered into a master terminal lease agreement and several leases for terminals with another wholly-owned subsidiary of E D & F, Westway Terminal Company, Inc. These leases have terms ranging from one month to four years. The Company leased two terminals for aggregate fees of $0, $303 and $498 during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, the Company received $0, $355 and $393 in terminal lease revenue from Westway during the years ended December 31, 2010, 2009 and 2008, respectively, related to its terminal facility located in Stockton, California. In July 2009, the Company sold the Stockton terminal facility to Westway for $3,032, resulting in a gain of $2,254.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Revenues on biodiesel from this toll agreement and from other biodiesel sales were $4,241, $12,659 and $10,023 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, revenues from raw material sales totaled $0, $1,640 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had accounts receivable due from E D & F Man of $1,066 and $1,116 as of December 31, 2010 and 2009, respectively. The Company had accounts payable due to E D & F Man of $0 and $44 as of December 31, 2010 and 2009, respectively.

Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plants pay a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. Total related party management service revenues recognized by the Company related to investees were $660, $1,121 and $4,843 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, revenues from biodiesel sales totaled $0, $40 and $670 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also incurred fees related to the production of biodiesel in the amount of $1,493 for the year ended December 31, 2010.

The Company had accounts receivable due from the Network Plants of $12 and $1,065 at December 31, 2010 and 2009, respectively. The Company had accounts payable due to the Network Plants of $2 and $2,293 at December 31, 2010 and 2009, respectively.

416 S. Bell, LLC

The Company rents a building for administrative uses under an operating lease from 416 S. Bell, LLC. Rent payments made under this lease totaled $344, $688 and $603 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 18 — OPERATING LEASES

The Company acts as a lessee for certain land and equipment under operating leases. Total rent expense under operating leases was $5,950, $8,171 and $4,361 for the years ended December 31, 2010, 2009 and 2008, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Related Party Payments	Other Payments	Total Payments
2011	$690	$6,578	$7,268
2012	690	7,508	8,198
2013	690	7,183	7,873
2014	690	7,038	7,728
2015	690	6,843	7,533
Thereafter	1,379	49,235	50,614

Total minimum payments	$4,829	$84,385	$89,214

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

As of December 31, 2010, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of December 31, 2010, the Company had 269 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $20,747 as of December 31, 2010. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $612 and $1,031 at December 31, 2010 and 2009, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of December 31, 2010, the Company posted $2,119 of collateral associated with its commodity-based derivatives with a net liability position of $483.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Embedded derivative			Preferred stock embedded conversion feature derivatives	$4,104
Interest rate swap			Other liabilities	1,031
Commodity derivatives	Prepaid expenses and other assets	$47	Prepaid expenses and other assets	300

Total derivatives		$47		$5,435

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Embedded derivative			Preferred stock embedded conversion feature derivatives	$61,761
Interest rate swap			Other liabilities	612
Commodity derivatives	Prepaid expenses and other assets	$78	Prepaid expenses and other assets	561

Total derivatives		$78		$62,934

	Location of Gain (Loss) Recognized in Income	2010	2009
		Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$(8,208)	$(2,339)
Interest rate swap	Change in fair value of interest rate swap	469	382
Commodity derivatives	Cost of goods sold - Biodiesel	(1,213)	(1,086)

Total		$(8,952)	$(3,043)

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

A summary of assets (liabilities) measured at fair value as of December 31, 2009 and 2010 is as follows:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(4,104)	$—	$—	$(4,104)
Interest rate swap	$(1,031)	—	(1,031)	—
Commodity derivatives	$(253)	—	(253)	—

	$(5,388)	$—	$(1,284)	$(4,104)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(61,761)	$—	$—	$(61,761)
Interest rate swap	$(612)	—	(612)	—
Seneca Holdco liability	$(10,406)	—	—	(10,406)
Restricted cash	$401	401	—	—
Commodity derivatives	$(483)	—	(483)	—

	$(72,861)	$401	$(1,095)	$(72,167)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Ending balance - December 31, 2008	$(1,765)	$—	$—	$—
Total unrealized gains (losses)	(2,339)	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—

Ending balance - December 31, 2009	(4,104)	—	—	—
Total unrealized gains (losses)	—	(4,179)	—	—
Deconsolidation of Blackhawk	(8,208)	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	437	—	291
Purchase accounting consolidation	(1)	(6,664)	(24,298)	(3,969)

Ending balance - December 31, 2010	$(61,761)	$(10,406)	$—	$—

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

Restricted cash: This instrument consists of money market mutual funds whose fair value is based on quoted prices of identical assets in an active exchange-traded market and are reflected in Level 1.

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

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31, 2010 and 2009:

	2010		2009
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	(96,125)	(96,228)	(28,855)	(29,124)

NOTE 21 — BUSINESS CONCENTRATIONS

Certain customers represented greater than 10% of the total consolidated revenues of the Company for the three years ended December 31, 2010, 2009 and 2008. All customer amounts disclosed in the table are related to biodiesel sales:

	2010	2009	2008
Customer A			$10,779
Customer B	$4,241	$14,299	10,023
Customer C	62,632	31,947

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

The following table represents the significant items by operating segment for the results of operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net sales:
Biodiesel	$215,142	$128,492	$76,073
Services	9,484	5,396	34,472
Intersegment revenues	(8,171)	(2,387)	(25,093)

	$216,455	$131,501	$85,452

Loss before income taxes and loss from equity investments:
Biodiesel	$21,126	$1,119	$(2,663)
Services	506	1,832	4,909
Corporate and other (a)	(45,783)	(25,508)	(26,526)

	$(24,151)	$(22,557)	$(24,280)

Depreciation and amortization expense, net:
Biodiesel	$5,928	$5,772	$1,082

Purchases of property, plant, and equipment:
Biodiesel	$4,550	$7,350	$67,235

	2010	2009
Goodwill:
Biodiesel	$68,784	$—
Services	16,080	16,080

	$84,864	$16,080

Assets:
Biodiesel	$310,021	$147,807
Services	20,799	17,829
Corporate and other (b)	38,823	34,922

	$369,643	$200,558

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 23 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of December 31, 2010 and 2009, there was $280 and $86, respectively, in incentive fees due to Bunge.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 24 — SUPPLEMENTAL INFORMATION

The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2010 and 2009:

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010	Total
Revenues	$37,489	$46,337	$63,122	$69,507	$216,455
Gross profit	2,250	5,094	6,485	7,803	21,632
Selling, general, and administrative expenses	5,086	5,731	5,782	5,588	22,187
Income (loss) from operations	(2,977)	(637)	(6,633)	2,198	(8,049)
Other income (expense), net	(55)	3,011	(811)	(18,247)	(16,102)
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to the Company	3,081	(392)	(7,617)	(16,660)	(21,588)

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009	Total
Revenues	$18,964	$30,132	$42,689	$39,716	$131,501
Gross profit (loss)	(2,016)	(859)	1,976	3,850	2,951
Selling, general, and administrative expenses	5,073	7,200	7,643	5,649	25,565
Loss from operations	(7,089)	(8,059)	(3,413)	(2,632)	(21,193)
Other income (expense), net	1,970	160	(2,988)	(506)	(1,364)
Net loss attributable to noncontrolling interest	2,951	1,941	1,448	1,613	7,953
Net loss attributable to the Company	(1,223)	(4,026)	(3,515)	(52,141)	(60,905)

NOTE 25 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

The AgStar Line expired on March 7, 2011. The Company was able to extend the terms of the line of credit with the bank. The borrowing capacity of the line of credit remained at $2,350 and matures on March 5, 2012.

* * * * * *

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer, or CEO, and Chief Financial Officer, or CEO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2010.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our CEO and CFO, management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

As previously disclosed, management has implemented remediation activities, described below, related to a series of material weaknesses identified in our assessment of internal control over financial reporting as of December 31, 2009 and reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The material weaknesses as of December 31, 2009 related to:

1.	Our financial close and reporting system were not designed and operating effectively;

2.	We did not perform or document a formal entity-level risk assessment to evaluate the implications of relevant risks on financial reporting from operating and other activities, including the impact of our increasing complexity as a result of rapidly expanding the number of our wholly-owned and member-owned facilities in our network and non-routine transactions such as the issuance of debt and equity, accounting for acquisitions, and accounting for the accretion of the discount on preferred stock; and

3.	We did not have a comprehensive set of information systems policies including information security and change control. We did not followed a consistent process for documenting, testing, approving and implementing changes to the information systems environments and maintenance of the system was not effectively restricted.

During 2010 and prior, we implemented the following measures to remediate the material weaknesses identified above:

1.	To remediate the material weaknesses related to our financial close and reporting system and our accounting for non-routine transactions, the Company has:

•

Added experienced personnel to the accounting function to improve controls over the financial close and reporting process, including hiring a CFO in 2009, and in 2010, adding a Controller, a Tax Manager and an Accounting Manager.

•

Engaged third party experts to assist management in its evaluation of complex valuation, derivative analysis, tax matters, impairment assessments, purchase accounting and merger and acquisition accounting matters.

•	Established cross-functional collaboration across management to facilitate effective communication of potential impacts of business decisions and impacts on the accounting and reporting processes.

2.	The Company has developed and implemented a formal cross-functional fraud risk assessment process led by the CEO, Chief Operating Officer, and CFO and including other members of executive management. This cross-functional risk assessment encompassed substantially all facets of the internal control environment and potential fraud risk factors.

3.	During 2009 and 2010, the Company has converted from the legacy IT environment to an ERP solution which has resulted in remediation of our information security and change control weakness. Additionally, we have added internal technical resources and engaged third party providers to support the system. Further, as described above, the Company has added resources to the accounting function that provide guidance to the organization regarding the control environment remediation activities. These additional resources have also allowed the Company to design and implement compensating manual controls within the business cycles to remediate our control weakness related to system access.

As of December 31, 2010, management has concluded that the remediation activities are properly designed and have been in place for a sufficient amount of time to conclude that controls were operating effectively as of December 31, 2010. Therefore, management has determined that these material weaknesses have been remediated during the fourth quarter of 2010.

Except for the changes described above, there have been no changes during the Company’s quarter ended December 31, 2010 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

Item 11.	Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

Our consolidated financial statements are listed in the Index to Financial Statements and Schedules under Item 8 of this report.

FINANCIAL STATEMENT SCHEDULES

Our consolidated financial statement schedules are listed in the Index to Financial Statements and Schedules under (b) below.

EXHIBITS

Exhibits are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.
(Registrant)

By	/s/ JEFFREY STROBURG
Jeffrey Stroburg
Chairman and Chief Executive Officer

Date: March 31, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

BY	/s/ JEFFREY STROBURG Jeffrey Stroburg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

BY	/s/ CHAD STONE Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 31, 2011

BY	/s/ NATALIE LISCHER Natalie Lischer	Treasurer (Principal Accounting Officer)	March 31, 2011

	/s/ PAUL CHATTERTON Paul Chatterton	Director	March 31, 2011

	/s/ SCOTT P. CHESNUT Scott P. Chesnut	Director	March 31, 2011

	/s/ DELBERT CHRISTENSEN Delbert Christensen	Director	March 31, 2011

	/s/ RANDOLPH L. HOWARD Randolph L. Howard	Director	March 31, 2011

	/s/ ERIC HAKMILLER Eric Hakmiller	Director	March 31, 2011

/s/ MICHAEL A. JACKSON Michael A. Jackson	Director	March 31, 2011

/s/ JONATHAN KOCH Jonathan Koch	Director	March 31, 2011

/s/ CHRISTOPHER SORRELLS Christopher Sorrells	Director	March 31, 2011

/s/ DON HUYSER Don Huyser	Director	March 31, 2011

/s/ RONALD MAPES Ronald Mapes	Director	March 31, 2011

EXHIBIT INDEX

Exhibit No.	DESCRIPTION

2.1	Second Amended and Restated Agreement and Plan of Merger, executed November 21, 2009, dated and effective as of the original execution date, May 11, 2009, by and among REG Newco, Inc., a Delaware corporation, REG Danville, LLC, a Delaware limited liability company, Blackhawk Biofuels, LLC, a Delaware limited liability company and Renewable Energy Group, Inc., a Delaware corporation (the “Registrant”) (incorporated by reference to Annex A of the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-161187)).

2.2	Second Amended and Restated Agreement and Plan of Merger, executed November 20, 2009, dated and effective as of the original execution date, May 11, 2009, by and among REG Newco, Inc., a Delaware corporation, REG Merger Sub, Inc., a Delaware corporation, and Renewable Energy Group, Inc., a Delaware corporation (incorporated by reference to Annex B of the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-161187)).

2.3	Second Amended and Restated Asset Purchase Agreement by and among REG Newco, Inc., REG Newton, LLC, Central Iowa Energy, LLC and Renewable Energy Group, Inc., executed November 20, 2009, dated and effective as of the original execution date, May 8, 2009 (incorporated by reference to Annex C of the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-161187)).

3.1	Restated Certificate of Incorporation of Renewable Energy Group, Inc., effective as of February 26, 2010, (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 4, 2010).

3.2	Bylaws of the Registrant.

3.3	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of the Registrant.

4.1	Specimen certificate of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4/A filed November 23, 2009).

4.2	Specimen certificate of Series A Preferred Stock of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4/A filed November 23, 2009).

4.3	Form of warrant issued by the Registrant to entities affiliated with Natural Gas Partners (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.4	Schedule of warrants issued by the Registrant to Natural Gas Partners VIII, L.P. and entities affiliated with NGP Energy Technology Partners (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.5	Form of warrant issued by the Registrant to the purchasers of the Registrant’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.6	Schedule of warrants issued by the Registrant to the purchasers of the Registrant’s Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.7	Form of warrant issued by the Registrant to the purchasers of the Registrant’s Series AA and Series BB Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.8	Schedule of warrants issued by the Registrant to the purchasers of the Registrant Series AA and Series BB Convertible Preferred Stock (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.9	Form of warrant issued by the Registrant to ED&F Man Holdings B.V. (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.10	Schedule of warrants issued by the Registrant to ED&F Man Holdings B.V. (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4/A filed August 10, 2009).

4.11	Form of warrant issued by REG to members of the former board of managers and executive officers of Blackhawk.

4.12	Schedule of warrants issued by REG to members of the former board of managers and executive officers of Blackhawk.

10.1	Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.2	First Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.3	Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.4	REG Newton, LLC Revolving Line of Credit Note, dated March 8, 2010. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.5	REG Newton, LLC Term Note, dated March 8, 2010. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.6	First Amendment to Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC.

10.7	First Allonge to Revolving Line of Credit Note, dated March 8, 2010.

10.8	Corporate Guaranty (Revolving Line of Credit Loan), dated March 8, 2010 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.9	Corporate Guaranty (Term Loan), dated March 8, 2010 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.10	Loan Agreement, dated May 9, 2008, between Blackhawk Biofuels, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Blackhawk Biofuels, LLC for the quarter ended March 31, 2008).

10.11	Second Amendment to Loan Agreement by and among Fifth Third Bank and Blackhawk Biofuels, LLC dated November 25, 2009 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Blackhawk Biofuels, LLC on December 3, 2009).

10.12	Third Amendment to Loan Agreement, dated February 26, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010).

10.13	Fourth Amendment to Loan Agreement, dated February 26, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC.

10.14	Stockholder Agreement by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 4, 2010).

10.15	First Amendment to the Stockholder Agreement of REG Newco, Inc. dated June 29, 2010.

10.16	Registration Rights Agreement, dated February 26, 2010, by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock.

10.17	Amended and Restated Credit Agreement, dated as of April 8, 2010, among Seneca Landlord, LLC and WestLB AG, New York Branch.

10.18	Lease Agreement, dated as of April 8, 2010, by and between Seneca Landlord, LLC and REG Seneca, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2010).

10.19	Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, by and among Seneca Biodiesel Holdco, LLC, Seneca Landlord, LLC, Renewable Energy Group, Inc., REG Intermediate Holdco, Inc., and REG Seneca, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 15, 2010).

10.20	Accounts Agreement, dated as of April 8, 2010, by and among Seneca Landlord, LLC, REG Seneca, LLC, Sterling Bank, WestLB AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 15, 2010).

10.21	Revolving Credit Agreement dated as of April 8, 2010, by and among REG Marketing and Logistics Group, LLC, REG Services Group, LLC, Renewable Energy Group, Inc. and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 15, 2010).

10.22	BCA Registration Rights Agreement.

10.23	Master Services Agreement between the Registrant and Bunge dated May 8, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4/A filed November 12, 2009).

10.24	Contract for Services by and between West Central and the Registrant dated August 1, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4/A filed October 5, 2009).

10.25	Ground Lease by and between West Central and the Registrant dated July 31, 2006 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4/A filed October 5, 2009).

10.26	Asset Use Agreement by and between West Central and the Registrant dated August 1, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4/A filed October 5, 2009).

10.27	Extended Payment Terms Agreement by and between West Central Cooperative and the Registrant dated June 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4/A filed November 12, 2009).

10.28[1]	Indemnification Agreement executed by each of the Registrant’s executive officers and directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4/A filed November 23, 2009).

10.29[1]	2009 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010).

10.30	Agreement for Purchase and Sale of Assets and Common Stock by and among ARES Corporation, Clovis Biodiesel, LLC, REG Clovis, LLC and the Registrant dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010).

21	Renewable Energy Group, Inc. Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included in the signature page to this Annual Report on Form 10-K).

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Furnished statements of the Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350.

[1]	Management contract or compensatory plan, contract or arrangement.

(b)	Financial Statement Schedules

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,457	$168
Restricted cash	—	155
Notes receivables	4,664	—
Prepaid expenses and other assets	2	10,639

Total current assets	6,123	10,962

Property, plant and equipment, net	2,191	69,810
Property, plant and equipment, net - Seneca Landlord, LLC	2,497	—
Intangible assets, net	3,006	7,025
Deferred income taxes	1,500	1,500
Investment in subsidiaries	211,679	54,066
Notes receivable	—	21,700
Intercompany receivables	844	—
Other assets	17	2,467

TOTAL ASSETS	$227,857	167,530

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of notes payable	$—	$10
Accounts payable	201	3,590
Accrued expenses	—	229

	201	3,829
Preferred stock embedded conversion feature derivatives	61,761	4,104
Seneca Holdco liability, at fair value	6,843	—
Notes payable	—	89
Intercompany payables	—	28,533
Other liabilities	1,500	8,984

Total liabilities	70,305	45,539

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 13,455,522 and 12,464,357 shares outstanding at December 31, 2010 and 2009, respectively; redemption amount $222,016 and $247,587 at December 31, 2010 and 2009, respectively)	122,436	149,122
EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock ($.0001 par value; 140,000,000 shares authorized; 33,129,553 and 19,575,117 shares outstanding at December 31, 2010 and 2009, respectively)	3	2
Common stock - additional paid-in-capital	82,634	15,676
Warrants - additional paid-in-capital	4,820	4,619
Accumulated deficit	(52,341)	(60,905)

Total stockholders’ equity (deficit)	35,116	(40,608)
Noncontrolling interest	—	13,477

Total equity (deficit)	35,116	(27,131)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$227,857	$167,530

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements included elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
REVENUES:
Equity in losses of subsidiaries of continuing operations	$(9,218)	$(11,305)	$(15,014)
Services	490	2,771	2,770

Operating loss	(8,728)	(8,534)	(12,244)
GENERAL AND ADMINISTRATIVE EXPENSES	(3,951)	(13,117)	(16,632)
IMPAIRMENT ON LONG LIVED ASSET	—	(833)	—
CHANGE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE EMBEDDED DERIVATIVES	(8,208)	(2,339)	2,118
CHANGE IN FAIR VALUE OF SENECA HOLDCO LIABILITY	(4,179)	—	—
OTHER INCOME	19	405	334
INTEREST EXPENSE	(2)	(7)	—
INTEREST INCOME	209	1,178	1,131

LOSS BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	(24,840)	(23,247)	(25,293)
INCOME TAX BENEFIT (EXPENSE)	3,252	(45,212)	9,414
LOSS FROM EQUITY INVESTMENTS	—	(399)	—

NET LOSS	(21,588)	(68,858)	(15,879)

LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	7,953	2,788

NET LOSS ATTRIBUTABLE TO THE COMPANY	(21,588)	(60,905)	(13,091)
EFFECTS OF RECAPITALIZATION	8,521	—	—
LESS - ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(27,239)	(44,181)	(26,692)

NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(40,306)	$(105,086)	$(39,783)

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements included elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total
BALANCE, January 1, 2008	8,578,945	$43,707	13,334,874	$1	$62,629	$4,556	$25,723	$807	$93,716
Issuance of preferred stock, net of $246 of issuance cost and $302 for embedded derivative	3,855,059	34,208	—	—	—	—	—	—	—
Issuance of common stock, net of $234 of issuance costs	—	—	5,970,243	1	5,080	—	—	—	5,081
Issuance of warrants	—	—	—	—	(63)	63	—	—	—
Contributions	—	—	—	—	—	—	—	22,820	22,820
Removal of noncontrolling interest as a result of deconsolidation	—	—	—	—	—	—	—	(602)	(602)
Stock compensation expense	—	—	—	—	3,574	—	—	—	3,574
Accretion of preferred stock to redemption value	—	26,692	—	—	(14,060)	—	(12,632)	—	(26,692)
Net loss	—	—	—	—	—	—	(13,091)	(2,788)	(15,879)

BALANCE, December 31, 2008	12,434,004	104,607	19,305,117	2	57,160	4,619	—	20,237	82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—
Issuance of common stock	—	—	270,000	—	1,368	—	—	—	1,368
Stock compensation expense	—	—	—	—	2,522	—	—	—	2,522
Accretion of preferred stock to redemption value	—	44,181	—	—	(44,181)	—	—	—	(44,181)
Increase in Blackhawk Biofuels LLC members’ equity from issuance of common stock	—	—	—	—	(1,193)	—	—	1,193	—
Net loss	—	—	—	—	—	—	(60,905)	(7,953)	(68,858)

BALANCE, December 31, 2009	12,464,357	149,122	19,575,117	2	15,676	4,619	(60,905)	13,477	(27,131)
Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	— 18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	—	—	13,754,436	1	79,304	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	1,269
Issuance of common stock	—	—	500,000	—	3,015	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	1,068	(1,068)	—	—	—
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	1,720	—	—	—	1,720
Accretion of preferred stock to redemption value	—	27,239	—	—	(27,239)	—	—	—	(27,239)
Net loss	—	—	—	—	—	—	(21,588)	—	(21,588)

BALANCE, December 31, 2010	13,455,522	$122,436	33,129,553	$3	$82,634	$4,820	$(52,341)	$—	$35,116

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements included elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(IN THOUSANDS)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,588)	$(68,858)	$(15,879)
Adjustments to reconcile net loss to net cash flows from operating activities:
Equity in losses of continuing operations	9,218	11,305	15,014
Depreciation expense	241	389	90
Amortization expense	92	175	—
Stock compensation expense	1,376	2,522	3,574
Loss from equity method investees	—	399	—
Impairment of long-lived assets	—	833	—
Deferred tax expense (benefit)	(3,252)	45,212	(8,268)
Change in fair value of preferred stock conversion feature embedded derivatives	8,208	2,339	(2,118)
Change in fair value of Seneca Holdco liability	4,179	—	—
Expense settled with stock issuance	—	334	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(633)	—	—
Prepaid expenses and other assets	536	(6,245)	521
Accounts payable	1,728	3,980	8
Accrued expenses	—	(845)	1,673

Net cash flows from operating activities	105	(8,460)	(5,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in investments in subsidiaries	(1,855)	9,439	(18,476)
Cash paid for purchase of property, plant and equipment	(15)	(1,426)	(1,434)
Cash provided through Blackhawk acquisition	—	(155)	—
Cash provided through USBG acquisition	—	—	16,895

Net cash flows from investing activities	(1,870)	7,858	(3,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for issuance of note payable	—	100	—
Cash paid on note payable	(2)	(1)	—
Cash paid on note receivables to subsidiaries	(4,664)	—	—
Cash received from issuance of common stock to ARES Corporation	8,000	—	—
Cash paid for issuance cost of common and preferred stock	(280)	—	(480)

Net cash flows from financing activities	3,054	99	(480)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,289	(503)	(8,880)
CASH AND CASH EQUIVALENTS, Beginning of period	168	671	9,551

CASH AND CASH EQUIVALENTS, End of period	$1,457	$168	$671

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements included elsewhere herein.