Form 10-K/A
period 2010-12-31
Renewable Energy Group, Inc.
filed 2011-05-02
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54374

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4785427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (515) 239-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Series A Preferred Stock, par value $0.0001 per share
Title of class

Common Stock, par value $0.0001 per share
Title of class

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K for Renewable Energy Group, Inc. for the year ended December 31, 2010 is being amended to include the information required under Part III, Items 10-14.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table lists the names, ages and positions of our named executive officers and directors. The ages of the individuals are provided as of April 15, 2011.

Name	Age	Position
Jeffrey Stroburg	61	Chairman and Chief Executive Officer
Daniel J. Oh	46	President and Chief Operating Officer
Chad Stone	41	Chief Financial Officer
Paul Chatterton	40	Director
Scott P. Chesnut	61	Director
Delbert Christensen	62	Director
Eric Hakmiller	48	Director
Randolph L. Howard	60	Director
Michael A. Jackson	56	Director
Jonathan Koch	42	Director
Christopher D. Sorrells	42	Director
Don Huyser	52	Director
Ronald L. Mapes	70	Director

Jeffrey Stroburg has served as REG’s Chief Executive Officer and director since June 2006. Mr. Stroburg concurrently serves as Chief Executive Officer of West Central Cooperative, a position he has held since October 1999. He has also held the position of President of West Central since July 2003. Prior to joining West Central, Mr. Stroburg was Vice President and Chief Operating Officer of the Eastern Ag Region of Land O’ Lakes, an agricultural cooperative, from 1998 to 1999. From 1997 to 1998, Mr. Stroburg was President and Chief Executive Officer of Countrymark Cooperative, a refiner and distributor of diesel, gasoline and other petroleum products with operations that include a petroleum refinery and pipeline system. From 1987 to 1997, Mr. Stroburg was President and CEO of Hamilton Farm Bureau Cooperative and held positions within the Missouri Farmers Association. From 1997 to 1998, Mr. Stroburg also served as a director for A.C. Toepfer International, a Hamburg, Germany trading company for agricultural products, and as a director for CF Industries, a fertilizer manufacturing company. Mr. Stroburg currently serves on the board of directors for the National Council of Farmer Cooperatives, the Associated Benefits Corporation, the Biosciences Alliance of Iowa, the Cooperative Business International, and the Iowa State University’s Center for Crops Utilization Research Industry/Stakeholder Advisory Board. Mr. Stroburg holds a B.S. from Iowa State University. Mr. Stroburg was nominated as a director by West Central.

The Board believes that Mr. Stroburg’s experience, knowledge, skills and expertise as CEO and his knowledge of our operations and effectiveness of our business strategies provides a valuable perspective to our Board and adds significant value. Additionally, Mr. Stroburg’s current experience as the CEO of West Central and prior experience as CEO of Countrymark Cooperative, as well as a number of executive positions with other agriculture and refining companies, are integral to the Board’s assessment of business opportunities and strategic options for our company. Additionally, Mr. Stroburg’s service and experience as a director for other boards, including active involvement in strategy, strengthen the governance and functioning of our Board.

Daniel J. Oh has served as REG’s Chief Operating Officer since June 2007, and its President since April 2009. Mr. Oh served as REG’s Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as its Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at ABG, Inc., an agribusiness consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Member and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the U.S. Army, earning the rank of Major. Mr. Oh’s service included combat, overseas and stateside assignments. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as Chairman of the Iowa Biodiesel Board.

Chad Stone has served as REG’s Chief Financial Officer since August 2009. He was a Director at Protiviti, a global business consulting and internal audit firm, from October 2007 to May 2009 with various regional, industry and service line leadership roles. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers. He was a manager at Arthur Andersen from July 1992 to August 1997. He holds an M.B.A. in Finance from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.

Paul Chatterton has served as a member of REG’s board of directors since June 2009. In January 2011 he became the Commercial Director of ED & F Man’s Industrials Division that is responsible for the fixed asset investments and production assets of ED & F Man. Mr. Chatterton has served as Managing Director of ED & F Man Biofuels Ltd since 2006 and a board member of the Molasses & Palm Oil Trading, Feed Products, Third Party Storage and Biofuels Division with ED & F Man Holdings Limited, a world leader in the trading of sugar, molasses, palm oil, coffee, cocoa and biofuels. From January 2001 to June 2006, Mr. Chatterton was the General Manager of Westway Terminals Europe a leading international bulk liquid storage provider, based in New Orleans and London. From 1992 to 1997 he worked in different trading and commercial roles for Cargill and then ED & F Man. Mr. Chatterton holds a M.A. from Oxford University. He was nominated as a director by ED & F Man Holdings BV.

The Board believes that Mr. Chatterton’s experience, knowledge, skills and expertise acquired as Managing Director of ED&F Man Biofuels, including experience and understanding of the international trading markets, distribution and operations, as well as biofuels and other commodities, add significant value to the Board.

Scott P. Chesnut has served as a member of REG’s Board of Directors since June 2006. Mr. Chesnut was the Chairman of the Board of West Central Cooperative from July 2003 to June 2010. From 1998 until July 2003, he was the Vice Chairman of West Central. He has been the President of Circle C Farm Corporation, a producer of soybeans, corn and beef, since 1993. Mr. Chesnut holds a B.S. in agricultural business from Iowa State University and an A.A. in agricultural engineering from Ellsworth College. Mr. Chesnut was nominated as a director by West Central.

The Board believes that Mr. Chesnut’s experience, knowledge, skills and expertise as the a multiple year Chairman of West Central Cooperative, as well as his commodity and market knowledge as the President of Circle C Farm Corporation, add significant value to the Board.

Delbert Christensen has served as a member of REG’s Board of Directors since August 2006. Mr. Christensen has been a director of West Central Cooperative since 1993. Mr. Christensen has been the Chairman of the Board of West Central Cooperative since June 2010. Since January 2004, he has served as the President of CHMD Pork, a hog producer. Mr. Christensen has been an independent farmer since 1960. He was Chairman of the Board of Directors of the Iowa Soybean Association from October 2009 to October 2010 and has been on the Board of Directors of the Iowa Soybean Association since 2003 and is still serving in that capacity. Secretary of Agriculture, Tom Vilsack appointed Mr. Christensen to the Soybean Promotion and Research Board on which he serves on the Audit and Evaluation and New Uses Committees for the United Soybean Board. Mr. Christensen holds a B.S. in Agricultural Business from Iowa State University. Mr. Christensen was nominated as a director by West Central.

The Board believes that Mr. Christensen’s experience, knowledge, skills and expertise acquired as a director of West Central Cooperative, President of a hog production operation, previous substantial board experience and commodity and market knowledge as an independent farmer, add significant value to the Board.

Eric Hakmiller has served as a member of REG’s Board of Directors since December 2009. Mr. Hakmiller has served as General Manager and Vice President of Bunge North America, Inc.’s Biofuels Division, or Bunge, since December 2007 and was Chief Administrative Officer from November 2006. Prior to that, Mr. Hakmiller was the Director of Bunge Deutchland and Austria from September 2005 to November 2006 and General Manager and Vice President of Specialty Products Group Solae at Bunge from March 2002 to September 2005. Mr. Hakmiller was selected as a director by Bunge.

The Board believes that Mr. Hakmiller’s experience, knowledge, skills and expertise acquired as the Vice President of Bunge’s Biofuels Division, including experience with operations, risk management and international operations, add significant value to the Board.

Randolph L. Howard has served as a member of REG’s board of directors since February 2007. Prior to his retirement in 2005, Mr. Howard served as the Senior Vice President for the Global Gas Division of Unocal Corporation from July 2004 to September 2005. Prior to that role, Mr. Howard served as Regional Vice President of Unocal’s International Energy Operations—North ASEAN and President, Unocal Thailand from May 1999 to June 2004. Mr. Howard served over 17 years in various managerial roles at Unocal. Mr. Howard participated in the advanced executive program at Northwestern University and holds a B.S. in chemical engineering from University of California Berkeley. Mr. Howard was nominated as a director by West Central.

The Board believes that Mr. Howard’s experience, knowledge, skills and expertise acquired as an executive officer at Unocal Corporation, including experience and understanding of the oil and petroleum markets and operations, as well as his experience in strategy formation and doing business in international markets, add significant value to the Board.

Michael A. Jackson has served as a member of REG’s board of directors since August 2006. Mr. Jackson has served as the Chief Executive Officer and President of ABG, an Adayana Company, an agribusiness management consulting firm, since October 2005. Mr. Jackson was Chief Executive Officer and President of Agri Business Group, Inc., which he founded in 1979, until its merger with Adayana, Inc. in October 2005. Mr. Jackson is a member of the board of directors of Terra Nitrogen Company, LP. Mr. Jackson holds a B.S. in agricultural economics from Purdue University. Mr. Jackson was nominated as a director by West Central.

The Board believes that Mr. Jackson’s experience, knowledge, skills and expertise acquired as the CEO of ABG, including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to the Board. Additionally, Mr. Jackson’s service and experience as the head of our audit committee and as an independent director for another company, including active involvement in strategy discussions and other matters, strengthen the functioning of our Board.

Jonathan Koch has served as a member of REG’s board since June 2008. Mr. Koch has served as a Managing Director of US Renewables Group, an investment firm focused on the renewable energy industry, since July 2004. Prior to joining US Renewables Group, Mr. Koch was Chief Operating Officer for Visible Path, an application service provider. He was the founder and Chief Executive Officer of Sundial, a leader in provisioning utility services online. Prior to founding Sundial, Mr. Koch was a Business Development Manager at General Electric Power Systems. Mr. Koch spent more than five years with Booz, Allen & Hamilton consulting on large M&A transactions in the energy and life sciences sectors and advising the EPA on policy issues in the Superfund, Clean Air and Drinking Water divisions. Mr. Koch is active in the management of Pipestem Energy Group, LLC. Mr. Koch also serves as a Director for Westerly Wind, a wind development company, General Compression, an energy storage company, Fulcrum BioEnergy, a cellulosic ethanol company, and Niagara Generation, LLC, a power generation facility. Mr. Koch holds a joint MBA and MS in Resource Policy from the University of Michigan and a B.A. from Tufts University. Mr. Koch was nominated as a director by USBG.

The Board believes that Mr. Koch’s experience, knowledge, skills and expertise acquired as the CEO and COO of his prior organizations, including experience and understanding of the strategy and operation of a start-up company and board experience with renewable energy companies add significant value to the Board. Additionally, Mr. Koch’s experience as a consultant on large mergers and acquisitions in the energy sector also adds significant value to the Board.

Christopher D. Sorrells has served as a member of REG’s Board of Directors since November 2008. Since September 2005, Mr. Sorrells has been the Managing Director of NGP Energy Technology Partners, a private equity firm investing in energy technology companies. From September 2003 to September 2005, Mr. Sorrells worked at Clarity Partners, a private equity firm, where he pursued growth financings and middle market LBO transactions. Mr. Sorrells has served as a Director with Banc of America Securities from June 1998 to November 2002 and as Associate with Salomon Smith Barney from August 1996 to June 1998. Mr. Sorrells is a member of the board of directors of groSolar, a national distributor and installer of solar energy systems, and Lehigh Technologies, a manufacturer of industrial polymers. Mr. Sorrells holds an M.B.A. from the College of William and Mary, a Master of Accounting degree from the University of Southern California, and a B.A. from Washington and Lee University. Mr. Sorrells was nominated as a director by NGP Energy Technology Partners.

The Board believes that Mr. Sorrells’ experience, knowledge, skills and expertise acquired as a Managing Director of NGP, including experience and understanding of the operation and governance of public companies and knowledge of debt and equity markets, add significant value to the Board. Mr. Sorrell’s knowledge of green technologies, including solar energy and chemical products, acquired as a director of groSolar and Lehigh Technologies is integral to the Board for assessing historical trends and strategic options for our company.

Ronald L. Mapes has served as a director of REG since March 2010. Prior to joining REG’s Board and prior to our acquisition of Blackhawk Biofuels in February 2010, Mr. Mapes served as Chair of Blackhawk’s board of managers beginning in March 2006. Mr. Mapes has farmed in a family grain and beef cattle operation near Stockton, Illinois since 1959. Mr. Mapes serves as Vice Chairman of the Jo Daviess County Board and also is Chairman of the Economic Development Committee and Executive Committees. As member of the Jo Daviess County Farm Bureau and Illinois Beef Association, Mr. Mapes previously served on the Illinois Soybean Promotion Board, United Soybean Board, and U.S. Meat Federation Board and Executive Committee. Mr. Mapes is a trustee for Stockton Township, and serves on the Mt. Carroll Mutual Insurance Company board. Mr. Mapes attended the University of Wisconsin. Mr. Mapes was nominated as a director pursuant to the terms by which we acquired Blackhawk Biofuels.

Board believes that Mr. Mapes’ experience, knowledge, skills and expertise acquired as the Chairman of the Blackhawk Biofuels Board, previous substantial board experience and commodity and market knowledge as a family grain and cattle operations owner, add significant value to the Board.

Don Huyser has served as a director of REG since March 2010. Prior to joining REG’s Board and prior to REG’s acquisition of Central Iowa Energy, Mr. Huyser served as a director of CIE since June 2005. He was Treasurer of CIE from April 2008 to March 2010. Since 1986, Mr. Huyser has owned and operated Huyser Ag, Inc., a business primarily involved in row crop farming. He also serves as Vice President of Killduff Feed & Grain, a position which he has had since January 2005. Mr. Huyser was nominated as a director pursuant to the terms by which we acquired CIE.

The Board believes that Mr. Huyser’s experience, knowledge, skills and expertise acquired as a CIE Board member, including experience as its Treasurer, as well as his commodity and market knowledge as the owner of Huyser Ag, add significant value to the Board.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a written Code of Ethics for Senior Financial Officers applicable to our principal executive officer, president, principal financial officer and principal accounting officer or controller in order to provide for honest and ethical conduct and accurate, full, fair and timely financial reporting and the reporting of information related to significant deficiencies in internal controls, fraud and legal compliance. A copy of the Code of Ethics of Senior Financial Officers is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We intend to post any amendments to, or waivers from, our Code of Ethics of Senior Financial Officers on our web site at www.regfuel.com.

Director Nomination Policy

Our Nominating and Corporate Governance Committee, or Nominating Committee, is responsible for identifying, evaluating, recruiting and recommending qualified candidates to our Board for nomination or election. The Board nominates directors for election at each annual meeting of stockholders, and elects new directors to fill vacancies if they occur.

The holders of a majority of our outstanding shares of Common Stock and Series A Preferred Stock are parties to a Stockholders Agreement, which commits each of them to vote their shares as follows:

•

one representative designated by Natural Gas Partners VIII, L.P. and NGP Energy Technology Partners L.P. (collectively “NGP”), with NGP having the right to designate a second director upon NGP’s written request,

•	one representative designated by ED&F Man Holdings BV,

•	one representative designated by Bunge North America, Inc.,

•	one representative designated by USBG, and

•	five representatives designated by West Central Cooperative.

In addition, under the Stockholders Agreement and pursuant to the terms of the agreements by which we acquired Blackhawk Biofuels, LLC and Central Iowa Energy, LLC, we were obligated to nominate and elect to the Board Ronald L. Mapes (the designee of Blackhawk Biofuels) and Don Huyser (the designee of Central Iowa Energy) to the REG Board, although there is no continuing obligation to elect Mr. Mapes and Mr. Huyser to the Board.

Because most of our directors are determined by the stockholders named above pursuant to the Stockholders Agreement, we have not adopted a policy whereby the Company’s stockholders may recommend nominees to the Nominating and Corporate Governance Committee of the Board.

Audit Committee Financial Expert

The Board has determined that Michael A. Jackson is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Board has determined that Mr. Jackson is “independent” as independence for audit committee members is defined under Nasdaq listing rules, although such rules are not currently applicable to us.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation philosophy is to link executive compensation directly to the interests of our stockholders and therefore to financial objectives that the board of directors believes are primary determinants of long-term stockholder value.

Our compensation system is based largely on the compensation system of our predecessors, which was a privately-held company. We are in the process of developing more formal compensation policies and procedures in order to attract and retain talented executives and other key employees. To assist us, we have retained Grant Thornton as our compensation consultant. We expect to adopt compensation plans that set compensation at levels that are comparable with executives in other companies of similar size and stage of development operating in the biofuel industry, as well as companies in the region with whom we compete for talent, while taking into account our relative performance and strategic goals.

Role of the Compensation Committee and Management

The compensation committee of our board has the overall responsibility for advising the independent members of our board of directors regarding the compensation of our named executive officers. Members of the compensation committee are appointed by our board. The compensation committee makes its compensation recommendations based on input from our Chief Executive Officer and the judgment of its members based on their tenure and experience. The independent members of our board of directors, taking into account the recommendations of the compensation committee, has the ultimate responsibility of formulating, evaluating and determining the compensation of our named executive officers, including the compensation of our Chief Executive Officer.

Elements of Compensation

Base Salary

We pay our named executive officers a base salary based on the experience, skills, knowledge and responsibilities required of each officer, other than our Chief Executive Officer whose salary is based on a unique arrangement with West Central. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to the Company. Our Chief Executive Officer, Mr. Stroburg, concurrently serves as our Chief Executive Officer and as the Chief Executive Officer of West Central. Prior to February 2009, we reimbursed West Central for a pro-rated portion of Mr. Stroburg’s base salary based on an estimate of the relative amount of time he devoted to REG’s activities. In February 2009 it was agreed that Mr. Stroburg would not earn a salary for his services provided to REG in light of difficult market and industry conditions. While conditions have improved, there have been no additional discussions with West Central about our resuming payment of a portion of Mr. Stroburg’s salary. As such, we did not pay Mr. Stroburg a base salary in 2010.

In 2010, we did not make any adjustments to the base salaries of our either our President or Chief Financial Officer due to uncertain market conditions as a result of the expiration of the blender’s credit and other factors that were prevalent throughout most of the year.

Long-Term Cash Incentive Plans

We do not currently have an annual cash incentive or long-term cash incentive plan and did not have such plans in either 2008 or 2009. In connection with our efforts to formalize our compensation practices, we are considering adopting such a plan. However, no determinations have been made to date.

Long-Term Equity Compensation

We currently provide our named executive officers with long-term equity compensation through our 2009 Stock Incentive Plan, pursuant to which we have granted employees and consultants restricted stock unit awards. We believe that providing our named executive officers with an equity interest in the Company brings their interests in line with those of our stockholders and that the vesting of those equity interests encourages named executive officers to remain with us for the long term.

In August 2010, all outstanding options of our predecessor held by our employees were cancelled and each employee was issued restricted stock units under the 2009 Plan. Mr. Stroburg and Mr. Oh each received an additional an 18,000 and 18,635 restricted stock units, respectively. These additional amounts were intended to restore an equal amount of value to both Mr. Stroburg and Mr. Oh in light of the reduced compensation each had taken in 2009 and 2010 due to difficult market conditions.

Other Supplemental Benefits

Our named executive officers are eligible for the following benefits on the same basis as other eligible employees:

•	health, dental and vision insurance;

•	vacation, personal holidays and sick days;

•	life insurance and supplemental life insurance;

•	short-term and long-term disability; and

•	a 401(k) plan with matching contributions.

Severance and Change in Control Payments

Restricted stock units held by each of Mssrs. Stroburg, Oh and Stone will vest in full (i) upon involuntary termination by the Company without cause, (ii) upon a change in control of the Company, (iii) on the first date that they can sell Company Common Stock on a national securities exchange, and (iv) three months following the creation of a regular trading market for the Company’s Common Stock where trading volume exceeds one percent of the outstanding shares of the Company.

We have also entered into an employment agreement with Mr. Oh, currently REG’s President and Chief Operating Officer, with a three year term commencing August 1, 2006, which renews automatically on a quarterly basis until terminated by either party. As of April 30, 2011, neither party has provided notice to terminate this agreement. If we terminate Mr. Oh’s employment without cause or Mr. Oh terminates his employment for good reason, then within thirty days of the date of his termination, we will pay Mr. Oh a lump sum payment in an amount equal to the sum of his annual base salary accrued but not yet paid through the date of termination, one-half of his annual base salary then in effect, any bonus earned during the prior calendar year but not yet paid and payment with respect to accrued but unused vacation, as well as additional relocation expenses and outplacement support services.

Summary Compensation Table

The following table summarizes certain compensation paid to our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer during the years ended December 31, 2008, 2009, and 2010.

Name and Positions(s)	Year	Salary ($)		Bonus ($)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey Stroburg	2010	—		—	$319,931	—	$319,931
Chief Executive Officer	2009	$72,187	(1)	—	$632,083	—	$704,270
	2008	$370,310	(5)	—	$1,083,571	—	$1,453,881

Daniel J. Oh	2010	$260,926		—	$242,991	$4,845	$508,762
President and Chief Operating Officer	2009	$255,532		—	$541,786	$3,790	$801,108
	2008	$291,377		—	$812,679	$3,733	$1,107,789

Chad Stone(6)	2010	$186,252		—	$74,063	$5,735	$266,050
Chief Financial Officer	2009	$64,967		$10,000	—	$2,249	$77,216
	2008	—		—	—	—	—

(1)

Represents amounts paid to West Central for services provided by Mr. Stroburg in January 2009 and February 2009. REG did not reimburse West Central for any amounts paid to Mr. Stroburg by West Central after February 2009 in light of the agreement that Mr. Stroburg would not earn a salary for his services provided to REG in light of difficult market and industry conditions.

(2)

Amounts listed in this column represent the compensation expense of option awards recognized by REG under Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R) for the 2009 and 2010 fiscal years, rather than amounts paid to or realized by the named individual. Please refer to Note 16 to REG’s Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 for the underlying assumptions for this expense. The options issued to named executive officers and employees under the 2006 incentive plan were cancelled on August 18, 2010. This cancellation was concurrent with the issuance of the restricted stock units under the 2009 plan.

(3)

These awards cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards is a three year period from the grant date. The performance conditions provide for immediate vesting upon various conditions, including a change in control or other common stock liquidity events. The Company is recording the stock compensation expense over the three year service period.

(4)	Represents 401(k) match payments under REG’s 401(k) plan.
(5)	Represents amounts paid to West Central for services provided by Mr. Stroburg as REG’s Chief Executive Officer. See “Material Contracts” for more information about the Contract for Services agreement.
(6)	Mr. Stone joined REG in August 2009.

Grants of Plan Based Awards Table

The following table provides information regarding plan-based awards granted during fiscal year 2010 to the Named Executive Officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards($)
Jeffrey Stroburg Chief Executive Officer	08/18/2010	625,894	$2,966,738

Daniel J. Oh Chief Operating Officer	08/18/2010	474,556	$2,249,393

Chad Stone Chief Financial Officer	08/18/2010	125,000	$592,500

(1)	Represents restricted stock units granted under our 2009 Stock Incentive Plan in August, 2010.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information about the number of outstanding equity awards held by our Named Executive Officers at fiscal year-end 2010.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey Stroburg Chief Executive Officer	08/18/2010	625,894	$2,966,738

Daniel J. Oh Chief Operating Officer	08/18/2010	474,556	$2,249,393

Chad Stone Chief Financial Officer	08/18/2010	125,000	$592,500

(1)	Represents restricted stock units granted under our 2009 Stock Incentive Plan in August, 2010.

Director Compensation

Our directors did not receive any compensation for the fiscal year ended December 31, 2010. Messrs. Jackson, Howard, Chesnut, and Christensen received grants of 33,083, 33,458, 10,458 and 10,458 RSU’s, respectively, in August, 2010 in respect of previously deferred cash director fees. The RSU’s become exercisable three years after the date of grant and are convertible on a one-for-one basis into our Common Stock.

The following table provides information regarding director compensation during fiscal year 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Paul Chatterton	—	—	—
Scott P. Chesnut	—	49,571	49,571
Delbert Christensen	—	49,571	49,571
Eric Hakmiller	—	—	—
Randolph L. Howard	—	158,591	158,591
Don Huyser	—	—	—
Michael A. Jackson	—	156,813	156,813
Jonathan Koch	—	—	—
Ronald L. Mapes	—	—	—
Christopher D. Sorrells	—	—	—
Jeff Stroburg	—	2,966,738	2,966,738

(1)	Represents restricted stock units granted under our 2009 Stock Incentive Plan in August, 2010.

Compensation Committee Interlocks and Insider Participation

Chris Sorrells (Chairman), Scott Chesnut, Mike Jackson, and Jonathan Koch served as members of our Compensation Committee during 2010. All are outside, independent directors, and none of our named executive officers served as a director or as a member of a compensation committee of any business entity employing any of our directors during 2010.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Executive Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Executive Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee Members:

Chris Sorrells, Chair
Scott Chesnut
Mike Jackson
Jonathan Koch

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information concerning the beneficial ownership of our Common Stock and Series A Preferred Stock as of April 15, 2011 by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of either our Common Stock or Series A Preferred Stock. Applicable percentage ownership is based on 13,455,522 shares of our Series A Preferred Stock and 33,129,553 shares of our Common Stock outstanding on April 15, 2011.

Name	Amount and Nature of Beneficial Ownership				Percent of Class
	Series A Preferred Stock		Common Stock		Series A Preferred Stock	Common Stock
ARES Corporation (1)	—		2,150,000		—	6.49%
Entities Affiliated with Bunge North America, Inc. (2)	1,361,723	(3)	2,667,739	(4)	10.12%	7.73%
E D& F Man Holdings B.V. (5)	2,222,152		2,613,068	(6)	16.51%	7.38%
Entities affiliated with NGP Energy Technology Partners (7)	5,119,616	(8)	5,542,262	(9)	38.05%	13.91%
USRG Holdco V, LLC (10)	3,885,635	(11)	7,042,764	(12)	28.88%	18.92%
West Central Cooperative (13)	563,635		11,872,440	(14)	4.19%	35.21%

(1)	The principal business address of ARES Corporation is: 1440 Chapin Avenue, Suite 390, Burlingame, CA, 94010.
(2)	The principal business address of Bunge North America, Inc. is: 11720 Borman Drive St. Louis, MO 63146-1000. Bunge North America, Inc. is a wholly-owned subsidiary of Bunge Limited, a publicly traded company. The principal business address of Biofuels Company of America, LLC is 1661 International Drive, Suite 400 Memphis, TN 38120. Bunge North America, Inc. is a minority owner of Biofuels Company of America, LLC.
(3)	Represents 1,361,723 shares of our Series A Preferred Stock held by Bunge North America, Inc.
(4)	Includes (i) 1,361,723 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 702,780 shares of our Common Stock, and (iii) 9,090 shares of our Common Stock subject to currently exercisable warrants held by Bunge North America, Inc. Includes 594,146 shares of our Common Stock held by Biofuels Company of America, LLC.
(5)	The principal business address of E D & F Man Holdings BV is: De Ruyterkade 6 (6th Floor), 1013 AA Amsterdam, the Netherlands. E D & F Man Holdings BV is a wholly-owned subsidiary of E D & F Man Holdings Limited.
(6)	Includes (i) 2,222,152 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 342,850 shares of our Common Stock, and (iii) 48,066 shares of our Common Stock subject to currently exercisable warrants held by E D & F Man Holdings BV.
(7)

The principal business address of Natural Gas Partners VIII, L.P. (“NGP VII”) is 125 E. John Carpenter Freeway, Suite 600 Irving, Texas 75062. G.F.W. Energy VIII, L.P. (“GFW LP”) and GFW VIII, L.L.C. (“GFW LLC”). GFW LP is the general partner of NGP VIII. GFW LLC is the general partner of GFW LP. Each of GFW LP and GFW LLC disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein.

The principal business address of NGP Energy Technology Partners, L.P. and Energy Technology Partners, LLC is 1700 K Street NW, Suite 750, Washington, D.C. 20006. Energy Technology Partners, LLC may be deemed to be the beneficial owner of the shares held by NGP Energy Technology Partners, L.P. by virtue of being its sole general partner.
(8)	Represents 2,559,808 shares of our Series A Preferred Stock held by Natural Gas Partners VIII, L.P. and 2,559,808 shares of our Series A Preferred Stock held by NGP Energy Technology Partners, L.P.
(9)	Includes 1,096 shares of our Common Stock and 187,500 shares of our Common Stock subject to currently exercisable warrants held by Energy Technology Partners, LLC. Includes (i) 2,559,808 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 1,096 shares of our Common Stock, and (iii) 210,227 shares of our Common Stock subject to currently exercisable warrants held by Natural Gas Partners VIII LP. Includes (i) 2,559,808 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, and (ii) 22,727 shares of our Common Stock subject to currently exercisable warrants held by Natural Gas Partners VIII LP.
(10)	The principal business address of USRG HoldCo V, LLC (“HoldcoV”) is: 2425 Olympic Blvd., Suite 4050 West, Santa Monica, CA 90404. USRG Power & Biofuels Fund II, LP (“Fund II”) and USRG Power & Biofuels Fund II-A, LP (“Fund II-A”) are members of HoldcoV. USRG Power & Biofuels Fund II GP, LLC (“Fund II GP”) is the general partner of Fund II and Fund II-A. USRG Management Company, LLC (“Management Company”) is a manager of Holdco V and the management company for Fund II and Fund II-A. Fund II, Fund II-A, Fund II GP and Management Company may be deemed to beneficially own the securities of the issuer owned by Holdco V. Each of Fund II, Fund II-A, Fund II GP and Management Company expressly disclaims beneficial ownership over these securities, except to the extent of any pecuniary interest therein.
(11)	Includes (i) 3,388,635 shares of our Series A Preferred Stock held by USRG Holdco V, LLC and (ii) 497,000 shares of our Series A Preferred Stock held by Ohana Holdings, LLC, JYCO, LLC and Supreme Oil Company, Inc., which have agreed, pursuant to a voting agreement, to vote their shares as directed by USRG Holdco V, LLC.
(12)	Includes (i) 3,388,635 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 2,563,268 shares of our Common Stock, and (iii) 190,040 shares of our Common Stock subject to currently exercisable warrants, held by USRG HoldCo V, LLC. Also, includes (i) 497,000 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 375,948 shares of our Common Stock, and (iii) 27,873 shares of our Common Stock subject to currently exercisable warrants, held by Ohana Holdings, LLC, JYCO, LLC and Supreme Oil Company, Inc., which have agreed, pursuant to a voting agreement, to vote their shares as directed by USRG Holdco V, LLC.
(13)	The principal business address of West Central Cooperative is: 406 First Street, Ralston, Iowa 51459.
(14)	Includes (i) 563,635 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 10,267,825 shares of our Common Stock, and (iii) 22,727 shares of our Common Stock subject to currently exercisable warrants held by West Central Cooperative. Also, includes 1,018,253 shares of common stock held by Sargeco, Inc., which has agreed, pursuant to a voting agreement, to vote its shares with those held by West Central Cooperative.

Security Ownership of Management.

The following table sets forth certain information concerning the beneficial ownership of our Common Stock and Series A Preferred Stock as of April 15, 2011 by: (i) each of our current directors, (ii) each executive officer named in the Summary Compensation Table in Item 11 to this report under the heading “Compensation Discussion and Analysis,” (iii) all of our directors and executive officers as a group.

Applicable percentage ownership is based on 13,455,522 shares of our Series A Preferred Stock and 33,129,553 shares of our Common Stock outstanding on April 15, 2011. Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o Renewable Energy Group, Inc., 416 S Bell Avenue, P.O. Box 888, Ames, IA 50010-0888.

Name	Amount and Nature of Beneficial Ownership				Percent of Class
	Series A Preferred Stock		Common Stock		Series A Preferred Stock	Common Stock
Paul Chatterton	—		—		—	—
Scott P. Chesnut			11,435	(1)	—	*
Delbert Christensen	563,635	(2)	11,914,952	(3)	4.19%	35.33%
Eric Hakmiller	—		—		—	—
Randolph L. Howard	—		—		—	—
Don Huyser	1,123		31,312		*	*
Michael A. Jackson	—		541		—	*
Jonathan Koch	—		—		—	—
Ronald L. Mapes	352		40,664	(4)	*	*

Name	Amount and Nature of Beneficial Ownership		Percent of Class
	Series A Preferred Stock	Common Stock	Series A Preferred Stock	Common Stock
Daniel J. Oh	—	—	—	—
Christopher D. Sorrells	—	—	—	—
Chad Stone	—	—	—	—
Jeff Stroburg	—	—	—	—

All executive officers and directors as a group (13 persons)	565,110	11,998,904	4.20%	35.61%

*	Less than 1%
(1)	Includes 10,000 shares subject to options that are currently exercisable.
(2)	Represents 563,635 shares of our Series A Preferred Stock held by West Central Cooperative, over which Mr. Christensen, a director of West Central Cooperative, may be deemed to share voting and investment control. Mr. Christensen disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(3)	Includes (i) 563,635 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, (ii) 10,267,825 shares of our Common Stock, and (iii) 22,727 shares of our Common Stock subject to currently exercisable warrants held by West Central Cooperative. Includes 1,018,253 shares of common stock held by Sargeco, Inc., which has agreed, pursuant to a voting agreement, to vote its shares with those held by West Central Cooperative. Mr. Christensen disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 10,000 shares subject to options that are currently exercisable.
(4)	Includes (i) 352 shares of our Common Stock issuable upon the conversion of our Series A Preferred Stock, and (ii) 22,395 shares of our Common Stock subject to currently exercisable warrants.

Securities Authorized for Issuance under Equity Compensation Plans.

The information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 to the Company’s Annual Report on Form 10-K, filed with Securities and Exchange Commission on March 31, 2011, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Each of West Central Cooperative (“West Central”), Bunge North America (“Bunge”), and ED&F Man Holdings, Ltd. (“ED&F”) are significant beneficial owners of our Series A Preferred Stock and Common Stock. See Item 12, “Security Ownership of Certain Beneficial Owners,” for a detailed listing of each owner’s holdings.

West Central Cooperative

We have several contractual relationships and transactions with West Central, including contracts for services, supply of soybean oil feedstock, a ground lease for REG’s Ralston facility and an extended payment terms arrangement.

In 2006, we entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology, and accounting. REG pays West Central its proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one- year term and is now cancellable upon six months notice by either party. Selling, general, and administrative expenses included in the statement of operations related to this agreement totaled $134,000 for the year ended December 31, 2010.

Under REG’s Ground Lease with West Central, West Central leases to REG the real property on which our Ralston facility is located for an annual rental fee of one dollar. The Ground Lease has a 20-year term ending July 31, 2026 and REG may elect to extend the term for six additional five-year terms. Under an Asset Use Agreement between REG and West Central, West Central provides REG with the use of certain assets, such as office space, maintenance equipment and utilities, for which REG pays a proportionate share of the costs. This agreement has the same term as the Ground Lease. Selling, general and administrative expenses included in the statement of operations related to this agreement totaled $40,000 for the year ended December 31, 2010.

We purchase once-refined soy oil from West Central to supply our Ralston facility. These purchases were made under an oil feedstock supply agreement that expired in July, 2010. The agreement had provided that West Central would supply and we would purchase all of our soybean oil requirements for the Ralston facility at a price based on the nearby futures contract price for crude system oil quoted on the Chicago Board of Trade plus a provision fee. Since the agreement expired, both parties have continued to operate in accordance with past practice and we expect to enter into a new agreement with West Central on substantially the same terms. We paid West Central $14,739,000 for soybean oil for the year ended December 31, 2010. We also had biodiesel and co-product sales to West Central which totaled $20,000 for the year ended December 31, 2010.

In June 2009, we entered into an extended payment terms agreement with West Central. The agreement sets forth the terms of payment that will apply for soybean oil that West Central sells to REG for use at REG’s Ralston facility, as well as any other feedstock that West Central may agree to sell to REG. Pursuant to the agreement, payment for feedstocks delivered to us by West Central shall be made within 45 days after delivery by West Central of an invoice for the feedstocks. Interest accrues on amounts due for feedstocks supplied by West Central beginning on the fifth day after West Central delivers an invoice for the feedstock until paid. At no time during the term of the agreement may the amount payable to West Central exceed $3.0 million. Under the agreement, REG has granted West Central a security interest in certain current and after acquired personal property associated with the Ralston facility. The agreement expired in February 2011. Although an additional extension has not been executed, West Central and REG continue to operate under the terms of the expired agreement. West Central may terminate the agreement at any time, with or without cause, upon at least 15-days prior notice to REG. We recorded interest expense of $123,000 for the year ended December 31, 2010 related to this extended payment terms agreement with West Central and had a balance due to West Central of $2,539,000 at December 31, 2010.

Bunge North America

Effective May 8, 2009, REG and Bunge entered into a Master Services Agreement, which we refer to as the Bunge MSA. The Bunge MSA created a structure whereby Bunge may purchase supplies of animal fat, soybean oil, corn oil and other products as feedstock for resale to REG or its affiliates for biodiesel production at one or more of the biodiesel production facilities owned or operated by REG. Additionally, the Bunge MSA provides a structure under which Bunge may also purchase biodiesel produced by REG or its affiliates at one of more of REG’s facilities for resale to REG’s customers. These agreements effectively provide financing for REG’s feedstock and finished biodiesel inventory, not to exceed an aggregate amount outstanding of $10 million. If Bunge provides any of these services pursuant to the Bunge MSA to REG or an REG facility, Bunge will be the sole provider of such services with limited exception. The Bunge MSA was applicable to our Danville and Newton facilities in 2010

Pursuant to the Bunge MSA, Bunge was entitled for its services to an initial, one-time fee of $150,000. REG also is obligated to pay Bunge a monthly fee of $40,000, resulting in aggregate payments by REG of $480,000 in 2010. In addition, an incentive fee must be paid to Bunge equal to 1.5% of the production gross margin of each applicable REG facility up to $1.5 million, resulting in aggregate incentive fee payments by REG of $512,000 in 2010. Further, Bunge is entitled to a variable rate fee on the aggregate outstanding amount (defined below) for all REG facilities for which Bunge is providing services under the Bunge MSA at a rate per annum equal to the greater of (determined daily) (a) 7-1/2% per annum over and above the LIBOR rate or (b) 10% per annum. The “aggregate outstanding amount” is defined as (a) all amounts paid by Bunge to purchase feedstock for resale to REG or an REG affiliate and for which Bunge has not received payment from REG or such affiliate, and (b) all amounts paid by Bunge to REG or an REG affiliate for the purchase of biodiesel until the earlier of (i) the due date for payment for such biodiesel from the third party purchaser, or (ii) the date that Bunge has received payment for such biodiesel from the third party purchaser. REG incurred $211,000 in interest expense reflecting such variable rate fees for the year ended December 31, 2010 related to the below described feedstock and biodiesel purchase arrangements with Bunge. Finally, REG must pay interest on any amounts that are past due equal to the greater of (a) 10- 1/2% per annum over and above the LIBOR rate or (b) 13% per annum.

The initial term of the Bunge MSA is three years and it will automatically renew for successive three-year terms unless either party gives prior written notice to the other party of its election not to renew no later than 180 days prior to the expiration of the initial term or the then current renewal term. Bunge may terminate the Bunge MSA any time, with or without cause, upon at least either 15 or 45 days’ prior written notice depending on certain production milestones. Bunge also has a right to terminate the Bunge MSA if certain events of default occur, including the failure by REG to perform its obligations under another material agreement between REG and Bunge.

Pursuant to the Bunge MSA, on July 6, 2009, our subsidiary, REG Danville, LLC, and Bunge entered into an agreement pursuant to which Bunge may purchase biodiesel for resale to third parties that is produced by the Danville facility, thereby accelerating payment to us and for which we pay Bunge a financing fee. On October 22, 2009, REG, our subsidiary, REG Newton, LLC, and Bunge entered into a new agreement with substantially the same terms. Aggregate purchases of biodiesel from REG under these agreements were $37,502,000 in 2010. This agreement with Bunge will continue until the Bunge MSA expires or REG nominates a different facility for the services.

Pursuant to the Bunge MSA, on July 6, 2009, REG, REG Danville, LLC and Bunge entered into an agreement pursuant to which Bunge may purchase supplies of corn oil, animal fat or other products as feedstocks for resale to REG for use in biodiesel production at the Danville facility. On October 22, 2009, REG, REG Newton, LLC and Bunge entered into a new agreement with substantially the same terms. Under the agreements, Bunge purchases feedstock identified by REG and then sells it to REG at the time the feedstock enters the Danville or the Newton facility for processing. Pursuant to this agreement, REG Danville, LLC and REG Newton, LLC have granted Bunge certain storage rights at the facility. There are no minimum commitments for supply under this agreement. This agreement with Bunge will continue until the Bunge MSA expires, or REG nominates a different facility for the services. Aggregate purchases from Bunge under these agreements were $96,659,000 for the year ended December 31, 2010.

E D & F Man Holdings Limited.

The Company also entered into a tolling agreement with E D & F Man Holdings Limited for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. REG’s revenues from E D & F Man Holdings Limited on biodiesel produced under this tolling agreement and from other biodiesel sales were $4,241,000 for the year ended December 31, 2010. We had accounts receivable due from E D & F Man Holdings Limited of $1,066,000 as of December 31, 2010.

Procedures for Approval of Related Party Transactions

The Company does not have a written policy regarding approval of related party transactions, however, the Company and the holders of a majority of our outstanding shares of Common Stock and Series A Preferred Stock are parties to a Stockholder Agreement, under which the Company agreed that it will not enter into or engage in any transaction with any person who beneficially owns ten percent or more of the equity securities of the Company (or an affiliate of such beneficial owner), unless such contract or transaction shall have been authorized, approved or ratified by a majority of the directors not nominated by such 10 percent beneficial owner.

Each of the related party transactions described above were submitted to our Board of Directors and were approved by a disinterested majority of our Board of Directors after full disclosure of the interest of the related party in the transaction, if any, at the time of approval. We believe the terms of these agreements were negotiated at arms’ length and are comparable to terms that could have been obtained from unaffiliated third parties.

Director Independence

The Board has affirmatively determined, after applying the independence standards under Nasdaq Marketplace Rules as if they were applicable to us, that each of our current directors, except for Mr. Stroburg, is “independent.”

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The Audit Committee’s policy is to evaluate and determine that the services provided by Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) in each year are compatible with the auditor’s independence. The following table shows fees billed for each of 2010 and 2009 for professional services rendered by the Deloitte Entities for the audit of our financial statements and other services.

	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees (4)
2010	$1,195,383	$435,636	$206,601	$73,268
2009	$929,295	$573,061	$256,508	$86,918

(1)	Audit fees are fees for the audit of the Company’s annual financial statements. Audit fees also include fees for the review of financial statements included in the Company’s quarterly reports on Form 10-Q and for services that are normally provided by the Deloitte Entities in connection with statutory and regulatory filings or engagements.
(2)	Comprised of fees for services performed in connection with the Company’s filing of a registration statement; acquisitions of: CIE, Blackhawk, Seneca, American BDF, Tellurian and ARES’ Clovis facility; and subsidiary audit requirements on behalf of lending institutions
(3)	Tax fees are for tax consulting and compliance services and tax related acquisition and tax due diligence services
(4)	Comprised of fees for Service Auditor’s Reports (SAS70 Type II examination audit).

Audit Committee Pre-Approval Procedures

With respect to independent auditor services and fees, it is our practice to provide pre-approval of audit, audit-related, tax and other specified services on an annual basis. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, we seek specific pre-approval by the Audit Committee. Other specified services are generally reapproved only when the amount of such services is expected to be different than the prior year or normal fees. Proposed services anticipated to exceed pre-approved cost levels are discussed with the Audit Committee. It is our practice that the Audit Committee Chairman has pre-approval authority with respect to permitted services. The Chairman of the Audit Committee reports any pre-approval decisions to our Audit Committee at its next scheduled meeting.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this amendment:

(a) Financial Statements and Schedules: None.

(b) Exhibits: See the exhibit index to this amendment on Form 10-K/A, which is incorporated herein by reference.

(c) Financial Statements: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.
(Registrant)

By	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chairman and Chief Executive Officer

Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
BY	/s/ Jeffrey Stroburg	Chairman and Chief Executive Officer (Principal Executive Officer)	May 2, 2011
Jeffrey Stroburg

BY	/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	May 2, 2011
Chad Stone

BY	/s/ Natalie Lischer	Treasurer (Principal Accounting Officer)	May 2, 2011
Natalie Lischer

	*	Director	May 2, 2011
Paul Chatterton

	*	Director	May 2, 2011
Scott P. Chesnut

	*	Director	May 2, 2011
Delbert Christensen

	*	Director	May 2, 2011
Randolph L. Howard

	*	Director	May 2, 2011
Eric Hakmiller

	*	Director	May 2, 2011
Michael A. Jackson

	*	Director	May 2, 2011
Jonathan Koch

	*	Director	May 2, 2011
Christopher Sorrells

*	Director	May 2, 2011
Don Huyser

*	Director	May 2, 2011
Ronald Mapes

* By:	/s/ Chad Stone
Chad Stone, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	DESCRIPTION

14.1	Code of Ethics for Senior Financial Officers

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.