Form 10-Q
period 2011-03-31
Renewable Energy Group, Inc.
filed 2011-05-16
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54374

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

As of April 30, 2011, there was no public trading market for the Company’s common stock. There were 33,129,553 shares of the Company’s common stock and 13,455,522 shares of the Company’s preferred stock outstanding on April 30, 2011.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,363	$4,259
Restricted cash	2,268	2,667
Accounts receivable, net (includes amounts owed by related parties of $57 and $1,146 as of March 31, 2011 and December 31, 2010, respectively)	17,454	18,801
Inventories	42,308	28,985
Prepaid expenses and other assets	4,207	3,933

Total current assets	70,600	58,645

Property, plant and equipment, net	166,338	166,391
Property, plant and equipment, net - variable interest entities	48,021	42,692
Goodwill	84,864	84,864
Intangible assets, net	3,421	3,169
Deferred income taxes	1,500	1,500
Investments	3,628	4,259
Other assets	7,110	7,821
Restricted cash	304	302

TOTAL ASSETS	$385,786	$369,643

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$10,550	$9,550
Current maturities of notes payable	25,098	25,551
Accounts payable (includes amounts owed to related parties of $10,060 and $3,827 as of March 31, 2011 and December 31, 2010, respectively)	21,744	14,237
Accrued expenses and other liabilities	4,569	3,549
Deferred revenue	10,304	9,339

Total current liabilities	72,265	62,226
Unfavorable lease obligation	11,011	11,293
Preferred stock embedded conversion feature derivatives	59,204	61,761
Seneca Holdco liability, at fair value	9,529	10,406
Notes payable	24,384	24,774
Notes payable - variable interest entities	40,961	36,250
Other liabilities	6,154	5,381

Total liabilities	223,508	212,091

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock ($.0001 par value; 60,000,000 shares authorized; 13,455,522 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively; redemption amount $222,016 at March 31, 2011 and December 31, 2010, respectively)	128,332	122,436

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 140,000,000 shares authorized; 33,129,553 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	3	3
Common stock - additional paid-in-capital	77,728	82,634
Warrants - additional paid-in-capital	4,820	4,820
Accumulated deficit	(48,605)	(52,341)

Total stockholders’ equity	33,946	35,116

TOTAL LIABILITIES AND EQUITY	$385,786	$369,643

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUES:
Biodiesel sales	$97,962	$31,595
Biodiesel sales - related parties	2,112	1,380
Biodiesel government incentives	4,340	3,652

	104,414	36,627
Services	1	321
Services - related parties	20	541

	104,435	37,489

COSTS OF GOODS SOLD:
Biodiesel	52,698	12,268
Biodiesel - related parties	43,491	22,556
Services	18	124
Services - related parties	—	291

	96,207	35,239

GROSS PROFIT	8,228	2,250

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $308 and $360 for the three months ended March 31, 2011 and 2010, respectively)	6,278	5,086
IMPAIRMENT OF ASSETS	—	141

INCOME (LOSS) FROM OPERATIONS	1,950	(2,977)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	2,557	—
Change in fair value of interest rate swap	166	72
Change in fair value of Seneca Holdco liability	727	—
Other income	38	33
Interest expense (includes related party amounts of $61 and $53 for the three months ended March 31, 2011 and 2010, respectively)	(1,708)	(341)
Interest income (includes related party amounts of $180 for the three months ended March 31, 2010)	71	181

	1,851	(55)

INCOME (LOSS) BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	3,801	(3,032)
INCOME TAX BENEFIT	—	6,328
LOSS FROM EQUITY INVESTMENTS	(65)	(215)

NET INCOME	3,736	3,081
EFFECTS OF RECAPITALIZATION	—	8,521
ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(5,896)	(11,068)

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(2,160)	$534

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)
Exchange of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $ 52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	—	—	18,842
Issuance of common stock in acquisitions	—	—	11,005,909	1	66,364	—	—	—	66,365
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	290,861	2,260	—	—	—	—	—	—	—
Issuance of warrants in acquisition	—	—	—	—	—	1,269	—	—	1,269
Blackhawk Bio fuels LLC deconsolidation transition adjustment	—	—	—	—	1,192	—	30,152	(13,477)	17,867
Stock compensation expense	—	—	—	—	36	—	—	—	36
Accretion of preferred stock to redemption value	—	11,068	—	—	(11,068)	—	—	—	(11,068)
Net income	—	—	—	—	—	—	3,081	—	3,081

BALANCE, March 31, 2010	13,455,218	$106,262	29,881,026	$3	$80,098	$5,888	$(27,672)	$—	$58,317

BALANCE, December 31, 2010	13,455,522	$122,436	33,129,553	$3	$82,634	$4,820	$(52,341)	$—	$35,116
Stock compensation expense	—	—	—	—	990	—	—	—	990
Accretion of preferred stock to redemption value	—	5,896	—	—	(5,896)	—	—	—	(5,896)
Net income	—	—	—	—	—	—	3,736	—	3,736

BALANCE, March 31, 2011	13,455,522	$128,332	33,129,553	$3	$77,728	$4,820	$(48,605)	$—	$33,946

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,736	$3,081
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	1,689	1,066
Amortization expense of assets and liabilities, net	325	(141)
Provision (benefit) for doubtful accounts	28	(34)
Stock compensation expense	990	36
Loss from equity method investees	65	215
Deferred tax benefit	—	(6,328)
Impairment of long lived assets	—	141
Change in fair value of preferred stock conversion feature embedded derivatives	(2,557)	—
Change in fair value of Seneca Holdco liability	(877)	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	1,319	8,544
Inventories	(13,323)	(3,947)
Prepaid expenses and other assets	(106)	1,396
Accounts payable	7,149	(1,453)
Accrued expenses and other liabilities	923	(1,416)
Deferred revenue	965	(4,391)

Net cash flows from operating activities	326	(3,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(737)	(61)
Change in restricted cash	397	(2)
Consolidation of Bell, LLC	22	—
Deconsolidation of Blackhawk	—	(206)
Cash provided through Blackhawk acquisition	—	1
Cash provided through Central Iowa Energy acquisition	—	403

Net cash flows from investing activities	(318)	135

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,000	—
Cash paid on notes payable	(889)	(122)
Cash paid for debt issuance costs	(15)	(32)

Net cash flows from financing activities	96	(154)

NET CHANGE IN CASH AND CASH EQUIVALENTS	104	(3,250)

CASH AND CASH EQUIVALENTS, Beginning of period	4,259	5,855

CASH AND CASH EQUIVALENTS, End of period	$4,363	$2,605

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(IN THOUSANDS)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash (received) paid for income taxes	$(211)	$4

Cash paid for interest	$1,241	$323

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization		$8,521

Accretion of preferred stock to redemption value	$5,896	$11,068

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$539	$5

Debt financing cost	$25

Incentive common stock liability for supply agreement	$286

Removal of cost method investee as a result of consolidation		$1,000

Removal of equity method investee as a result of consolidation		$3,969

Assets (liabilities) acquired through consolidation of 416 Bell, LLC
Cash	$22
Property, plant and equipment	5,881
Other noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Removal of equity method investee as a result of consolidation	$566

Assets (liabilities) acquired through the issuance of stock:
Cash		$404
Restricted cash		2,302
Other current assets		1,121
Property, plant, and equipment		94,122
Goodwill		65,091
Other noncurrent assets		231
Line of credit		(900)
Other current liabilities		(5,548)
Debt		(72,602)
Other noncurrent liabilities		(14,327)

		$69,894

See notes to condensed consolidated financial statements.

(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Three Months Ended March 31, 2011 and 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

The consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

As of March 31, 2011, the Company owned biodiesel production facilities with a total of 182 million gallons per year (mmgy) of nameplate production capacity, which includes a 60 mmgy biodiesel facility in Seneca, Illinois leased by the Company from a consolidated Variable Interest Entity (VIE).

On February 26, 2010, the Company merged with Blackhawk Biofuels, LLC (Blackhawk) adding a biodiesel production facility with 45 mmgy of production capacity. On March 8, 2010 the Company acquired substantially all of the assets and liabilities of Central Iowa Energy, LLC (CIE) adding a biodiesel production facility with 30 mmgy of production capacity. On April 9, 2010 the Company entered into a series of agreements related to the asset purchase agreement with Nova Biofuels, Inc. (Nova) that resulted in the consolidation of a VIE, Seneca Landlord, LLC (Landlord). Landlord’s primary asset includes a biodiesel production facility with a 60 mmgy production capacity. On July 15, 2010, the Company acquired certain assets from Tellurian Biodiesel, Inc. (Tellurian) and American BDF, LLC (ABDF). ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. (RTI) and Tellurian. Finally, on September 21, 2010 the Company acquired substantially all of the assets of Clovis Biodiesel, LLC (Clovis) consisting primarily of a partially completed biodiesel production facility.

Prior to February 26, 2010, the Company refers to the business, results of operations and cash flows of REG Biofuels, Inc. (Biofuels), which is considered the accounting predecessor to the Company. For the period after February 26, 2010, the Company refers to the business, results of operations and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Biofuels, REG Danville, LLC (REG Danville), and REG Newton, LLC.

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 50% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. The city incentive package for the Emporia construction project was renewed for an additional three years starting July 1, 2010. Additionally, as a result of halting construction, the Company performed an analysis to evaluate if the assets under construction were impaired. Based on the projected gross cash flows of the projects, the Company determined that no impairment has occurred. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects.

During 2007, the Company invested, through a wholly-owned subsidiary, in 416 South Bell, LLC (Bell, LLC), whereby the Company owns 50% of the outstanding units. Bell, LLC owns and leases to the Company its corporate office building located in Ames, Iowa. On January 1, 2011, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements in accordance with ASC Topic 810, Consolidation (ASC Topic 810). See “Note 5 – Variable Interest Entities” for a description of the consolidation.

As of March 31, 2011, the Company managed one other biodiesel production facility owned primarily by an independent investment group with an aggregate of 30 mmgy capacity (hereafter referred to as Third Party Network Plant). For this facility, the Company has entered into an agreement to manage the facility while the investment group determines how to raise capital for production facility upgrades.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company is the primary beneficiary of the economic benefits and financial risks of the entity. Intercompany accounts and transactions have been eliminated.

Accounts Receivable

Accounts receivable are carried on a gross basis, less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted.

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of March 31, 2011 and December 31, 2010 include adjustments to reduce inventory to the lower of cost or market in the amount of $314 and $35, respectively. Cost is determined based on the first-in, first-out method.

Valuation of Preferred Stock Conversion Feature Embedded Derivatives

The Series A Preferred Stock terms provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not to exceed $16.50 per share, or (ii) the fair market value of the Series A Preferred Stock. In accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815), the Company is required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded provision within the contract contains all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

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

The Company uses the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in each series of Biofuels preferred stock prior to February 26, 2010 and the Series A Preferred Stock as of and subsequent to February 26, 2010. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	March 31, 2011	December 31, 2010
Expected volatility	40.00%	40.00%
Risk-free rate	4.30%	4.10%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova, the Company has the option to purchase (Call Option) and Seneca Holdco, LLC has the option to require the Company to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has determined the fair value of the amounts financed by Seneca Holdco, LLC, the Put Option and the Call Option using an option pricing model. The fair value represents the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of Landlord’s equity, (ii) expectations regarding future changes in the value of Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco Liability as management has determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	March 31, 2011	December 31, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	4.30%	4.10%
Probability of IPO	70.00%	70.00%

Preferred Stock Accretion

Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the then issued and outstanding preferred stock would become redeemable, the Company commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which is August 1, 2011, to the Biofuels preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

On February 26, 2010, the date the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based on the state of the public equity markets at the time which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which have resulted in lower projected profitability.

Accretion of $5,896 and $11,068 for the three months ended March 31, 2011 and 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

Discount rates utilized in the Company’s DCF model are as follows:

	March 31, 2011	December 31, 2010
Discount rate	15.50%	16.00%

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

The Company impaired capitalized expenses related to various capital investment projects. The asset impairment charges of $0 and $141 were recorded for the three months ended March 31, 2011 and 2010, respectively.

Other Noncurrent Assets

Other noncurrent assets include costs related to the issuance of debt, spare parts inventory and a raw material supply agreement. The debt issuance costs are amortized to interest expense over the life of the related debt agreement. The supply agreement is amortized over the term of the agreement according to the volume of feedstock used in operation.

Revenue Recognition

The Company recognizes revenues from the following sources:

•	the sale of biodiesel and its co-products — both purchased and produced by the Company

•	fees received from federal incentive programs for renewable fuels

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities

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

During 2010, the Company acted as a sales agent for certain third parties, thus the Company recognized these revenues on a net basis in accordance with ASC Topic 605-45, Revenue Recognition (ASC Topic 605-45).

Stock-Based Compensation

The Company has two stock incentive plans. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense of $990 and $36 for the three months ended March 31, 2011 and 2010, respectively, was recorded for stock options and restricted stock units awarded to employees and non-employee directors in turn for services. Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.

Income Taxes

The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the carrying amount of deferred tax assets are reviewed to determine whether the establishment of a valuation allowance is necessary. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Judgment is required in making this assessment.

In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company concluded that recent historical book and tax losses that result in cumulative losses represent negative evidence that cannot be overcome by positive and objectively verifiable evidence. Based on this evaluation, the Company concluded a valuation allowance was required. As of March 31, 2011 and December 31, 2010, respectively, the Company had net deferred income tax assets of $39,106 and $39,220 with an offsetting valuation allowance of $37,606 and $37,720, which resulted in a net deferred tax asset of $1,500 and $1,500. The net amount is offset by an accrued liability for uncertain tax benefits in the amount of $1,500 as of March 31, 2011 and December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available to management and on various assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is in effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the interim period beginning January 1,

2011. The adoption of this guidance did not have a material effect on the Company’s financial statements. See “Note 10 – Fair Value Measurement”.

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed its restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $0.0001 per share.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of outstanding Series A Preferred Stock as outlined below, the holders of outstanding shares of Common Stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of Series A Preferred Stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of Common Stock.

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

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. There were $13,088 and $10,027 of the Series A Preferred Stock dividends in arrears as of March 31, 2011 and December 31, 2010, respectively.

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

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at a 1 to 1 conversion ratio:

a)	upon a closing of the sale of shares of Common Stock at a level at or exceeding $22.00, in a Qualified Public Offering (QPO), requiring aggregate proceeds to the Company of at least $40 million, or

b)	if specified in a written contract or agreement of the Preferred Supermajority, or

c)	if the shares of Common Stock have a closing price on NASDAQ or any national securities exchange in excess of $24.75 per share for ninety (90) consecutive trading days with an average daily trading volume on such trading days of at least US $8,000.

Voting Rights

Each holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the Series A Preferred Stock held by such holder are convertible.

Additionally, the Company is prohibited, without obtaining the approval of the Preferred Supermajority, from performing certain activities including, but not limited to, amending shareholder agreements, redeeming or purchasing any outstanding shares of the Company, declaring dividends, making certain capital expenditures and merging or consolidating with other entities.

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

NOTE 5 — VARIABLE INTEREST ENTITIES

In June 2009, the FASB amended its guidance on accounting for VIEs through the issuance of ASU No. 2009-17. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for the Company on January 1, 2010 and was applied prospectively.

The Company has invested in four plants owned by independent investment groups. Those companies are SoyMor Biodiesel, LLC (SoyMor), Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). During 2010, the Company impaired the remaining investment balance in EFB. See “Note 7 – Investments” for the investment amounts and the related condensed financial information of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in third party network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the primary beneficiary and does not consolidate these VIE’s.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	March 31, 2011		December 31, 2010
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
SoyMor	$1,047	$1,054	$1,107	$1,119
WIE	576	576	576	576
WDB	2,005	2,005	2,005	2,005
Bell, LLC	—	—	571	2,949

	$3,628	$3,635	$4,259	$6,649

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the primary beneficiary. The Company has a put/call option with Seneca Holdco to purchase Landlord and currently leases the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although the Company does not have an ownership interest in Seneca Holdco, it was determined that the Company is the primary beneficiary due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives the Company the majority of the benefit from the use of Seneca’s assets. The Company has elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put /call option (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by, and those liabilities are obligations of, Landlord, not the Company.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. The note is secured by a mortgage interest in the office building.

The following table summarizes the fair values of the assets and liabilities recorded by the Company as a result of the consolidation of Bell, LLC:

Final Allocation at January 1, 2011
Assets/(liabilities) acquired:
Cash	$22
Property, plant and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Carrying value of previously held equity method investment	$566

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$15,438	$7,297
Work in process	457	281
Finished goods	26,413	21,407

Total	$42,308	$28,985

NOTE 7 — INVESTMENTS

Investments consist of the following:

	March 31, 2011		December 31, 2010
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor	9%	$1,047	9%	$1,107
WIE (a)	2%	576	2%	576
WDB (b)	8%	2,005	8%	2,005
Bell, LLC (c)		—	50%	571

Total (d)		$3,628		$4,259

(a)	As of May 2010, the accounting method for this investment changed from equity method to cost method due to the Company no longer having the ability to significantly influence the operations of WIE.
(b)	As of August 2010, the accounting method for this investment was changed from equity method to cost method due to the Company no longer having the ability to significantly influence the operations of WDB.
(c)	As of January 1, 2011, the Company consolidated Bell, LLC. Due to the consolidation, the investment was eliminated.
(d)	The investments include deferred tax assets of $942 as of March 31, 2011 and December 31, 2010, respectively, fully offset by a valuation allowance.

The condensed financial information of equity method investments is as follows:

	March 31, 2011	December 31, 2010
CONDENSED BALANCE SHEET:
Total current assets	$197	$352

Total noncurrent assets	$17,031	$23,407

Total current liabilities	$477	$585

Total noncurrent liabilities	$679	$5,270

CONDENSED STATEMENT OF OPERATIONS:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Sales	$—	$3,711
Costs of goods sold	—	(5,078)
Operating and other expenses	(709)	(1,528)

Net loss	$(709)	$(2,895)

NOTE 8 — RELATED PARTY TRANSACTIONS

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

Summary of Related Party Transactions

		Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Revenues - Biodiesel sales	$2,112	(a)	$1,380	(a)
	Revenues - Services	$20	(b)	$541	(b)
	Cost of goods sold - Biodiesel	$43,491	(c)	$22,556	(c)
	Cost of goods sold - Services	$—	(d)	$291	(d)
	Selling, general, and administrative expenses	$308	(e)	$360	(e)
	Interest expense	$61	(f)	$53	(f)
	Interest income	$—	(g)	$180	(g)

(a)	Represents transactions with related parties as follows:
	West Central	$2		$2
	E D & F Man	10		1,378
	Bunge	2,100		—

		$2,112		$1,380

(b)	Represents transactions with Third Party Network Plants
(c)	Represents transactions with related parties as follows:
	West Central	$10,979		$5,935
	Third Party Network plants	—		1,493
	Bunge	31,544		15,128
	E D & F Man	968		—

		$43,491		$22,556

(d)	Represents transactions with Third Party Network Plants
(e)	Represents transactions with related parties as follows:
	West Central	$41		$46
	416 S. Bell, LLC	—		86
	Bunge	267		200
	E D & F Man	—		28

		$308		$360

(f)	Represents transactions with related parties as follows:
	West Central	$31		$45
	Bunge	30		8

		$61		$53

(g)	Represents transactions with Blackhawk Biofuels

Summary of Related Party Balances

		As of March 31, 2011			As of December 31, 2010
	Accounts receivable	$57	(a	)	$1,146	(a	)
	Accounts payable	$10,060	(b	)	$3,827	(b	)

(a)	Represents balances with related parties as follows:
	West Central	$20			$22
	Third Party Network Plants	7			12
	Bunge	—			46
	E D & F Man	30			1,066

		$57			$1,146

(b)	Represents balances with related parties as follows:
	West Central	$2,666			$2,539
	Third Party Network Plants	—			2
	Bunge	7,302			1,286
	E D & F Man	92			—

		$10,060			$3,827

West Central Cooperative

The Company purchases once-refined soybean oil from West Central and is required to pay interest for amounts owed on extended trade terms. The Company also had biodiesel and co-product sales.

West Central leases the land under the Company’s production facility at Ralston, Iowa to the Company at an annual cost of one dollar. The Company is responsible for the property taxes, insurance, utilities and repairs for the facility relating to this lease. The lease has an initial term of twenty years and the Company has options to renew the lease for an additional thirty years.

At the time of the signing of the contribution agreement, the Company executed an asset use agreement with West Central to provide for the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party.

Bunge North America

The Company purchases feedstocks from Bunge for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold – biodiesel when sold to the end customer. The Company also made sales of biodiesel and raw materials to Bunge.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The Company is required to pay interest for the aggregate outstanding amounts owed to Bunge. The agreement has a three-year term and either party has the ability to cancel the agreement after the term ends. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice.

E D & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of E D & F’s then wholly-owned subsidiaries, Westway Feed Products, Inc. (Westway). Under the glycerin marketing agreement, Westway has an exclusive right to market the glycerin produced at each of the Company’s owned and managed facilities. This contract has a term of five years and automatically renews in one-year periods thereafter unless terminated by either party.

The Company also entered into a tolling agreement with E D & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Additionally, the Company purchased biodiesel from E D & F.

Third Party Network Plants

The Company receives certain fees for the marketing and sale of product produced by and the management of the Network Plants’ operations, in which the Company has also invested. As an additional incentive to the Company and additional compensation for the marketing, sales and management services being rendered, the Network Plant pays a bonus to the Company on an annual basis equal to a percentage of the net income of the Network Plant, as defined by the management agreement. As of March 31, 2011, the Company managed one other biodiesel production facility owned primarily by an independent investment group with an aggregate of 30 mmgy capacity.

Bell, LLC

The Company rents a building for administrative uses under an operating lease from Bell, LLC.

NOTE 9 — DERIVATIVE INSTRUMENTS

The Company has entered into derivatives to hedge its exposure to price risk related to feedstock inventory and biodiesel finished goods inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable. The Company does not enter into derivative transactions for trading purposes.

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in change in fair value of interest rate swap in the Company’s statements of operations. ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

As of March 31, 2011, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soybean oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of March 31, 2011, the Company had 1,030 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $20,131 and $20,747 as of March 31, 2011 and December 31, 2010, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $446 and $612 at March 31, 2011 and December 31, 2010, respectively, and is recorded in current liabilities and other noncurrent liabilities, respectively. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of March 31, 2011 and December 31, 2010, the Company posted $2,399 and $2,119, respectively, of collateral associated with its commodity-based derivatives with a net liability position of $871 and $483, respectively.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$61,761
Interest rate swap			Other liabilities	612
Commodity derivatives	Prepaid expenses and other assets	$78	Prepaid expenses and other assets	561

Total derivatives		$78		$62,934

	As of March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$59,204
Interest rate swap			Other liabilities	446
Commodity swaps	Prepaid expenses and other assets	$712	Prepaid expenses and other assets	1,646
Commodity options	Prepaid expenses and other assets	160	Prepaid expenses and other assets	97

Total derivatives		$872		$61,393

		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$2,557	$—
Interest rate swap	Change in fair value of interest rate swap	166	72
Commodity swaps	Cost of goods sold - Biodiesel	(3,796)	(206)
Commodity options	Cost of goods sold - Biodiesel	59	—

Total		$(1,014)	$(134)

NOTE 10 — FAIR VALUE MEASUREMENT

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

A summary of assets (liabilities) measured at fair value as of December 31, 2010 and March 31, 2011 is as follows:

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(61,761)	$—	$—	$(61,761)
Interest rate swap	$(612)	—	(612)	—
Seneca Holdco liability	$(10,406)	—	—	(10,406)
Restricted cash	$401	401	—	—
Commodity derivatives	$(483)	—	(483)	—

	$(72,861)	$401	$(1,095)	$(72,167)

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(59,204)	$—	$—	$(59,204)
Interest rate swap	$(446)	—	(446)	—
Seneca Holdco liability	$(9,529)	—	—	(9,529)
Restricted cash	$1	1	—	—
Commodity swaps	$(934)	—	(934)	—
Commodity options	$63	—	63	—

	$(70,049)	$1	$(1,317)	$(68,733)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and 2010:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Ending balance - December 31, 2009	$(4,104)	$—	$—	$—
Total unrealized gains (losses)	—	—	—	—
Deconsolidation of Blackhawk	—	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	—	—	291
Purchase accounting consolidation	—	—	(24,298)	(3,969)

Ending balance - March 31, 2010	$(53,552)	$—	$—	$—

Ending balance - December 31, 2010	$(61,761)	$(10,406)	$—	$—
Total unrealized gains	2,557	727	—	—
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	—	150	—	—

Ending balance - March 31, 2011	$(59,204)	$(9,529)	$—	$—

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

Interest rate swap: The fair value of the interest rate swap was determined based on a discounted cash flow approach using market observable swap curves.

Restricted cash: This instrument consists of money market mutual funds whose fair value is based on quoted prices of identical assets in an active exchange-traded market and are reflected in Level 1.

Commodity derivatives: The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market is reflected in Level 1. Contracts whose fair value is determined based on quoted prices of similar contracts in over-the-counter markets are reflected in Level 2.

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of the membership interest of Landlord. The fair value of the Seneca Holdco liability is determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows:

	March 31, 2011		December 31, 2010
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(100,993)	$(100,974)	$(96,125)	$(96,228)

NOTE 11 — OPERATING SEGMENTS

The Company reports its operating segments based on services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the operating segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the sale of the processed biodiesel, related byproducts and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by operating segment for the results of operations for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales:
Biodiesel	$104,414	$36,627
Services	2,124	1,648
Intersegment revenues	(2,103)	(786)

	$104,435	$37,489

Loss before income taxes and loss from equity investments:
Biodiesel	$8,225	$1,803
Services	3	447
Corporate and other (a)	(4,427)	(5,282)

	$3,801	$(3,032)

Depreciation and amortization expense, net:
Biodiesel	$2,014	$925

Purchases of property, plant, and equipment:
Biodiesel	$737	$61

	March 31, 2011	December 31, 2010
Goodwill:
Biodiesel	$68,784	$68,784
Services	16,080	16,080

	$84,864	$84,864

Assets:
Biodiesel	$323,051	$310,021
Services	20,391	20,799
Corporate and other (b)	42,344	38,823

	$385,786	$369,643

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On May 8, 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of March 31, 2011 and December 31, 2010, there was $147 and $280, respectively, in incentive fees due to Bunge.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of March 31, 2011 with the exception of the REG Danville bank debt. REG Danville received a waiver from the bank that cured the financial covenant noncompliance on the bank debt as of March 31, 2011. The Company will continue to be subject to the restrictive financial covenants and it is possible that it will not be in compliance in future periods.

NOTE 13 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, and has determined there have been no material subsequent events requiring disclosure.

******

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

These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biodiesel industry, including governmental incentives and tax credits; expectations regarding our REG Danville bank debt non-compliance; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; anticipated future revenue sources from our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biodiesel production methods; our competitive advantage relating to input costs relative to our competitors; the market for biodiesel and potential biodiesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biodiesel market.

These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

As of March 31, 2011, we operate five operating biodiesel production facilities with an aggregate nameplate production capacity of 182 million gallons per year, or mmgy, consisting of: a 12 mmgy facility in Ralston, Iowa, or the Ralston Facility, a 35 mmgy facility near Houston, Texas, or the Houston Facility, a 45 mmgy facility in Danville, Illinois, or the Danville Facility, a 30 mmgy facility in Newton, Iowa, or the Newton Facility, and a 60 mmgy facility in Seneca, Illinois, or the Seneca Facility, that we operate under a seven year lease. In addition to these five plants, we have three partially constructed production facilities: a 60 mmgy facility in New Orleans, Louisiana, or the New Orleans Facility, a 60 mmgy facility in Emporia, Kansas, or the Emporia Facility, and a 15 mmgy facility in Clovis, New Mexico, or the Clovis Facility. Construction of the New Orleans Facility is approximately 50% complete, construction of the Emporia Facility is approximately 20% complete and construction of the Clovis Facility is approximately 70% complete as of March 31, 2011. We continue to pursue a variety of options with respect to financing the completion of construction of these facilities and we plan to complete these facilities once we obtain project financing as capital becomes available.

Recent Developments

Prior to February 26, 2010, the “Company,” “we,” “us,” “our” and similar references refer to the business, results of operations and cash flows of REG Biofuels, Inc., formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc. After February 26, 2010, such references refer to the business, results of operations and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries, including REG Biofuels, Inc., REG Danville, LLC, or REG Danville, and REG Newton, LLC or REG Newton.

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

On April 8, 2010, our wholly-owned subsidiary REG Seneca, LLC, or REG Seneca, agreed to lease and operate the 60 mmgy Seneca Facility and certain related assets. The Seneca Facility is owned by Seneca Landlord, LLC, or Landlord, an entity controlled by certain stockholders of the Company, and because of our lease and put/call option agreement with Landlord, it is considered a variable interest entity and is consolidated for financial statement purposes.

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

On September 21, 2010, we acquired the partially constructed 15 mmgy Clovis Facility, which is approximately 70% complete.

The Federal Volumetric Ethanol Excise Tax Credit, referred to as the blenders’ tax credit, provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit expired on December 31, 2009, but was reenacted on December 17, 2010, retroactively for 2010 and prospectively for 2011. As a result of the uncertainty about the blenders’ tax credit for most of 2010, we elected to sell mostly unblended biodiesel, or B100. Accordingly, we were not entitled to claim the tax credit for these gallons on a retroactive basis.

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

Segments

We derive revenue from two reportable business segments: Biodiesel and Services.

Biodiesel Segment

Our Biodiesel segment includes:

•	the operations of the following biodiesel production facilities:

•	our wholly-owned 12 mmgy biodiesel production facility located in Ralston, Iowa;

•	our wholly-owned 35 mmgy biodiesel production facility located in Houston, Texas;

•	beginning February 26, 2010, our wholly-owned 45 mmgy biodiesel production facility located in Danville, Illinois;

•	beginning March 8, 2010, our wholly-owned 30 mmgy biodiesel production facility located in Newton, Iowa; and

•	beginning April 8, 2010, our leased 60 mmgy biodiesel production facility located in Seneca, Illinois, which began production in August 2010;

•	purchases and resale of biodiesel and raw materials produced by third parties; and

•	toll manufacturing activities we provide to third parties.

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

Historically, we provided facility operations management services to owners of biodiesel production facilities. Pursuant to a Management Operations Services Agreement, or MOSA, with a facility owner, we provided a broad range of management and operations services, typically for a monthly fee based on gallons of biodiesel produced or marketed and a contingent payment based on the facility’s net income. In the first quarter of 2011, we did not recognize MOSA revenue from the sale of biodiesel produced at managed facilities and sold for the account of third party owners. In 2009, we elected to provide notice of termination of our five remaining third party MOSAs, as we determined the terms were not favorable to us. As of March 31, 2011, we had ceased providing services to three of these facilities, acquired one and continue to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements.

In addition, we have historically provided construction management services to the biodiesel industry, including assistance with pre-construction planning such as site selection and permitting, facility and process design and engineering, engagement of subcontractors to perform construction and supply biodiesel processing equipment and project management services. Because we do not have internal construction capabilities and do not manufacture biodiesel processing equipment, we have relied on our prime subcontractors, Todd & Sargent and its joint venture with the Weitz Company, TSW, LLC, or TSW, to fulfill the bulk of our obligations to our customers. Payments to these prime subcontractors historically represented most of the costs of goods sold for our Services segment.

Demand for our construction management, facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the economic climate, overcapacity in the biodiesel industry and reduced demand for biodiesel, we did not receive any orders for new facility construction services during the first quarter 2011 or in 2010. We anticipate future activities in construction management will be focused on upgrading production facilities for ourselves and others. The financial benefits of construction management services focused on upgrading our production facilities is eliminated upon consolidation as intercompany activity.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned and leased facilities, including transportation, storage and insurance costs to the extent paid for by our customers;

•	fees from toll manufacturing arrangements with ED&F Man at our Houston Facility;

•	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biodiesel and raw material feedstocks acquired from others;

•	sales of glycerin, other co-products of the biodiesel production process and RINs; and

•

incentive payments from the federal government, including the blenders’ tax credit, which we receive directly when we sell our biodiesel blended with petroleum-based diesel, primarily as B99.9, a less than one percent petroleum-based diesel mix with biodiesel, rather than B100.

We derive revenues in our Services segment from the following sources:

•

fees received from operations management services that we provide for biodiesel production facilities majority owned by third parties, typically based on production rates and profitability of the managed facility; and

•	amounts received for services performed by us in our role as general contractor and construction manager for biodiesel production facilities.

Cost of goods sold for our Biodiesel segment includes:

•

with respect to our wholly-owned and leased production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

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

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A Preferred Stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income and changes in valuation of the Seneca Holdco, LLC, or Seneca Holdco, liability associated with the put/call option on the equity interest in Landlord. See “Note 2 – Summary of Significant Accounting Policies” for a discussion of the embedded derivative and the Seneca Holdco liability.

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our significant operational influence due to our management of biodiesel operations at a third party owned facility and participation by one of our employees on the facility’s board of directors. We currently account for our interest in SoyMor Biodiesel, LLC under the equity method, and in the past, used this method to account for our interests in other entities in which we had a significant management role under a MOSA and maintained a position on the board of directors. Under the equity method, we recognize our proportionate share of the net income (loss) of each entity in the line item “Loss from equity investments.”

We use the cost method of accounting to account for our minority investment in three previously managed plants, East Fork Biodiesel, LLC, or EFB, Western Iowa Energy, LLC, or WIE, since May, 2010, and Western Dubuque Biodiesel, LLC, or WDB since August 2010. Because we do not have the ability to influence the operating and financial decisions of EFB, WIE or WDB, and do not maintain a position on the board of directors, the investments are accounted for using the cost method. Under the cost method, the initial investments are recorded at cost and assessed for impairment. There was no impairment recorded during the three months ended March 31, 2011 and 2010.

In June 2009, the Financial Accounting Standards Board, or FASB, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, we evaluated each investment and determined we do not hold a controlling interest in any of our investments in third party owned plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIEs. See “Note 5 – Variable Interest Entities” to our condensed consolidated financial statements for more information.

On April 8, 2010, we determined that Landlord was a VIE and was consolidated into our financial statements as we are the primary beneficiary. We have a put/call option with Seneca Holdco to purchase Landlord and currently lease the plant for the production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, it was determined that we are the primary beneficiary due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives us the majority of the benefit from the use of Landlord’s assets.

During 2007, we invested, through a wholly-owned subsidiary, in 416 South Bell, LLC, or Bell, LLC, a VIE joint venture, whereby the Company owns 50% of the outstanding units. Bell, LLC owns and leases to the Company its corporate office building located in Ames, Iowa. Commencing January 1, 2011, we have the right to exercise a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements in accordance with ASC Topic 810, Consolidation (ASC Topic 810). See “Note 5 – Variable Interest Entities” for a description of the consolidation.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks of these price fluctuations. However, the extent to which we engage in risk management activities varies substantially from time to time, depending on market conditions and other factors. Adverse price movements for these commodity products directly affect our operating results. As a result of our 2010 acquisitions, our exposure to these risks has increased. In making risk management decisions, we receive input from third parties with risk management expertise and utilize research conducted by outside firms to provide additional market information.

We manage feedstock supply risks related to biodiesel production in a number of ways, including through long-term supply contracts. For example, most of the feedstock requirements for our Ralston Facility are supplied under an agreement with West Central Cooperative, or West Central. That agreement expired on July 8, 2010; however, we continue to purchase under, and expect to renegotiate terms similar to, the expired agreement. The purchase price for soybean oil under this agreement was indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for periods varying up to one year.

Animal fat, inedible corn oil and used cooking oil are the primary feedstocks that we used to produce biodiesel for the three months ended March 31, 2011 and 2010. We have increased our use of these feedstocks as a result of the acquisitions of the Danville and Newton Facilities, which are capable of processing these feedstocks. We utilize several varieties of animal fat, including but not limited to poultry fat, choice white grease, tallow and yellow grease. We manage animal fat, inedible corn oil and used cooking oil supply risks related to biodiesel production through supply contracts with animal fat, inedible corn oil and used cooking oil suppliers and producers. There are no established futures markets for animal fat, inedible corn oil or used cooking oil. The purchase price for these feedstocks is generally set on a negotiated flat price basis or spread to a prevailing market price reported by the United States Department of Agriculture price sheet. Our limited efforts to hedge against changing animal fat, inedible corn oil and used cooking oil prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as animal fats, inedible corn oil or used cooking oil, making risk management for these feedstocks challenging.

Our ability to mitigate our risk of falling biodiesel prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts historically has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have historically not been available. There is no established market for biodiesel futures. Our efforts to hedge against falling biodiesel prices, which have been relatively limited to date, generally involve entering into futures contracts and options on other commodity products, such as diesel fuel and heating oil. However, these products do not always experience the same price movements as biodiesel.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue recognition.

We recognize revenues from the following sources:

•	the sale of biodiesel and its co-products, as well as, RINs and raw material feedstocks – both purchased and produced by us at owned and leased manufacturing facilities;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees from construction and project management; and,

•	fees received for the marketing and sales of biodiesel produced by third parties.

Biodiesel and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized.

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

Contract costs include all direct labor and benefits, materials unique to or installed in the project and subcontract costs. Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. We routinely review estimates related to contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract costs indicate an ultimate loss on a contract, we would recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

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

During 2010, we acted as a sales agent for certain third parties and recognized revenues on a net basis in accordance with ASC Topic 605-45, “Revenue Recognition”.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment”. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from, but are not limited to, significant changes in the regulatory environment, the business climate, management’s plans, legal factors, commodity prices, and the use of the asset or the physical condition of the asset. There was $0.1 million of asset impairments recorded during the three month period ended March 31, 2010.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other”, we review the carrying value of goodwill for impairment annually on July 31, or when we believe impairment indicators exist. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. There has been no goodwill impairment recorded in the periods presented.

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

We utilize the asset and liability method of accounting for deferred income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement bases of assets and liabilities. On December 31, 2009, we determined that it is unlikely that our deferred tax assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At March 31, 2011, we had net deferred income tax assets of approximately $39.1 million with a valuation allowance of $37.6 million, which resulted in a net deferred tax asset of $1.5 million and is offset by an accrued liability for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

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

On April 8, 2010, we determined that Landlord was a VIE and will be consolidated into our financial statements as we are the primary beneficiary (ASC Topic 810). We have a put/call option with Seneca Holdco to purchase Landlord and we currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, we determined that we are the primary beneficiary because the equity owners are our stockholders; we have the ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of the leasing arrangement ultimately gives us the majority of the benefit from the use of Landlord’s assets. We have elected the fair value option available under ASC Topic 825, “Financial Instruments” on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we have consolidated as the primary beneficiary.

During 2007, the Company invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby the Company owns 50% of the outstanding units. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements in accordance with ASC Topic 810. See “Note 5 – Variable Interest Entities” for a description of the consolidation.

Valuation of Preferred Stock Embedded Derivatives. The terms of our Series A Preferred Stock provide for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), we are required to bifurcate and account for as a separate liability certain derivatives embedded in our contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC 815 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A Preferred Stock, see “Note 4 – Redeemable Preferred Stock” to our condensed consolidated financial statements.

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

Upon issuance of the Series A Preferred Stock, we recorded a liability representing the estimated fair value of the right of preferred holders to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded as Other Income in our statements of operations.

We use the option pricing method to value the embedded derivative. We use the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in the Series A Preferred Stock. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of our equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of our equity. The expected volatility of our equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as us. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of our equity is discussed below in the “Valuation of the Company’s Equity.”

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	March 31, 2011	December 31, 2010
Expected volatility	40.00%	40.00%
Risk-free rate	4.30%	4.10%

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

Valuation of Seneca Holdco Liability. In connection with the agreements under which we lease the Seneca Facility, we have the option to purchase (Call Option) and Seneca Holdco has the option to require us to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, the Put Option and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco liability as we determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco liability are as follows:

	March 31, 2011	December 31, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	4.30%	4.10%
Probability of IPO	70.00%	70.00%

Preferred Stock Accretion. Beginning October 1, 2007, the date that we determined that there was a more than remote likelihood that our then outstanding preferred stock would become redeemable, we commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which is August 1, 2011, to the preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the state of the public equity markets which restricted our ability to execute a qualified public offering, our historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability. Prior to October 1, 2007, we had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities”.

On February 26, 2010, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, we commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus dividends using the effective interest method. This determination was based upon the state of the public equity markets at the time which restricted our ability to execute a qualified public offering, our historical operating results and the volatility in the biodiesel industry.

Accretion of $5.9 million and $11.1 million for the three months ended March 31, 2011 and 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

The discount rate used in the DCF analysis is based on macroeconomic, industry and company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in our debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of our publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year B-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on our publicly traded industry peers. Our cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in our DCF model are as follows:

	March 31, 2011	December 31, 2010
Discount rate	15.50%	16.00%

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

Results of Operations

Three months ended March 31, 2011 and March 31, 2010

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenues
Biodiesel	$100,074	$32,975
Biodiesel government incentives	4,340	3,652

Total biodiesel	104,414	36,627
Services	21	862

Total	104,435	37,489
Costs of goods sold
Biodiesel	96,189	34,824
Services	18	415

Total	96,207	35,239

Gross profit	8,228	2,250
Selling, general and administrative expenses	6,278	5,086
Impairment of assets	—	141

Income (loss) from operations	1,950	(2,977)
Other income (expense), net	1,851	(55)
Income tax benefit	—	6,328
Loss from equity investments	(65)	(215)

Net income attributable to REG	3,736	3,081
Effects of recapitalization	—	8,521
Accretion of preferred stock to redemption value	(5,896)	(11,068)

Net income (loss) attributable to the Company's common stockholders	$(2,160)	$534

Revenues. Our total revenues for the three months ended March 31, 2011 increased $66.9 million, or 179%, to $104.4 million from $37.5 million for the three months ended March 31, 2010. This increase was due to an increase in biodiesel revenues, offset by a small decrease in service revenues, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $67.8 million, or 185%, to $104.4 million during the three months ended March 31, 2011 from $36.6 million for the three months ended March 31, 2010. This increase in biodiesel revenues was due to an increase in both gallons sold and selling price. Reflecting higher energy prices in the first quarter of 2011, our average B100 sales price per gallon increased $1.36, or 45%, to $4.36 during the first quarter of 2011, compared to $3.00 during the first quarter of 2010. Gallons sold increased 165% from 7.7 million gallons during first quarter 2010 to 20.4 million gallons during the first quarter 2011. This increase reflects significantly stronger market demand primarily as a result of RFS2 mandatory volume requirements.

Services. Services revenues decreased $0.8 million, or 98%, to $0 for the three months ended March 31, 2011, from $0.9 million for the three months ended March 31, 2010. This decrease was due to our decision to cancel the MOSAs during 2010.

Costs of goods sold. Our costs of goods sold increased $61.0 million, or 173%, to $96.2 million for the three months ended March 31, 2011, from $35.2 million for the three months ended March 31, 2010. This increase was due to costs associated with the increase in gallons sold in the 2011 period, as follows:

Biodiesel. Biodiesel-related cost of goods sold increased $61.4 million, or 176%, to $96.2 million for the three months ended March 31, 2011, compared to $34.8 million for the three months ended March 31, 2010. The biodiesel-related increase in cost of goods sold is primarily the result of additional gallons sold in the first quarter of 2011. Average feedstock costs for the three months ended March 31, 2011 and 2010 were $0.43 and $0.30 per pound, respectively. We had losses of $3.7 million from hedging activity in the first quarter of 2011, compared to losses of $0.2 million from hedging arrangements in the first quarter of 2010. Hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price.

Services. Costs of services decreased $0.4 million, or 96%, to $0 for the three months ended March 31, 2011, from $0.4 million for the three months ended March 31, 2010. We had limited construction activity in the first quarter of 2011 and 2010 and minimal associated costs. Costs incurred to perform services under the MOSAs decreased in the first quarter of 2011 due to the cancellation of the MOSAs during 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $6.3 million for the three months ended March 31, 2011, compared to $5.1 million for the three months ended March 31, 2010, representing an increase of $1.2 million. The increase was primarily related to the additional non-cash stock compensation expense of $1.0 million in the first quarter of 2011. Non-cash stock compensation expense for the same related period in 2010 was less than $0.1 million. There were several offsetting expense increases and decreases when comparing expenses between the three months ended March 31, 2011 and 2010. Professional fees decreased $0.3 million in the period for 2011. Depreciation expense, the provision for bad debt expense and insurance expense each increased approximately $0.1 million, or an aggregate of $0.3 million, in the first quarter 2011 when compared to the same period for 2010.

Other income (expense), net. Other income was $1.9 million for the first quarter of 2011 and other expense was $0.1 million during the first quarter of 2010. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $2.6 million of income for the first quarter of 2011 and no expense for the first quarter of 2010. The change in fair value of the Seneca Holdco liability for the first quarter 2011 was $0.7 million of income and no expense for the same period in 2010. Interest expense increased $1.4 million to $1.7 million for the first three months of 2011, from $0.3 million for the first quarter of 2010. This increase was primarily attributable to the debt assumed as part of the Blackhawk Merger and CIE Asset Acquisition and the consolidation of Landlord during 2010.

Income tax benefit. There was no income tax benefit for the first quarter of 2011, compared to a $6.3 million tax benefit for the first quarter of 2010. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit.

Loss from equity investments. Loss from equity investments was $0.1 million and $0.2 million for the first quarter of 2011 and 2010, respectively, due to lower levels of overall production at equity method investees that were generating gross losses.

Effects of Recapitalization. Due to the Biofuels Merger in 2010, the Company recorded the effects from recapitalization of $8.5 million.

Preferred stock accretion. Preferred stock accretion was $5.9 million for the three months ended March 31, 2011, compared to $11.1 million for the three months ended March 31, 2010. During the first quarter of 2010, we accreted two months of the previously issued Holdco preferred stock (redemption date of August 1, 2011) and one month of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after the Biofuels Merger in 2010 as a result of the new redemption amount and redemption date.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through March 31, 2011, we received cash proceeds of $136.8 million from private sales of preferred stock and Common Stock. At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $4.4 and $4.3 million, respectively. At March 31, 2011 we had total assets of $385.8 million, compared to total assets of $369.6 million at December 31, 2010. At March 31, 2011, we had debt of $101.0 million, compared to debt of $96.1 million at December 31, 2010.

Our borrowings (in millions) are as follows:

	March 31, 2011	December 31, 2010
Revolving Lines of Credit	$10.6	$9.5
REG Danville term loan	23.2	23.6
REG Newton term loan	23.5	23.6
Other	2.7	3.1

Total Notes Payable	$60.0	$59.8

Seneca Landlord term loan	$36.3	$36.3
Bell, LLC promissory note	4.7	—

Total Notes Payable - variable interest entities	$41.0	$36.3

On February 26, 2010, in connection with the Blackhawk Merger, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. As of March 31, 2011, there was $23.2 million of principal outstanding under the term loan. On November 30, 2010, the revolving credit line expired. The Illinois Finance Authority guarantees 61% of the term loan and the loan is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to LIBOR plus the applicable margin of 4%. Until June 30, 2010, REG Danville was required to make only monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville was required to make monthly principal payments equal to $135,083 plus accrued interest. In addition to these monthly payments, as a result of the amendment to the loan agreement dated February 26, 2010, REG Danville is required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow, or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Thereafter, REG Danville is required to make annual payments equal to 25% of its Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. REG Danville did not have Excess Cash Flow during 2010 and no amounts have been accrued or paid. REG Danville is subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. As of March 31, 2011, REG Danville was not in compliance with certain term loan covenants. On May 13, 2011, REG Danville received a waiver from Fifth Third relating to these loan covenants and REG Danville’s Excess Cash Flow requirements. We are currently in negotiations to renew the term loan, which matures on November 3, 2011.

On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of March 31, 2011, there was $23.5 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton Facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan, which provides that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter, until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. REG Newton was not required to make a Debt Reserve deposit for 2010. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments of approximately $60,000 per month within two months after the enactment of the reinstated blenders’ tax credit, which was March 1, 2011. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 5, 2012, which was extended for one year on March 7, 2011. The AgStar Line is secured by REG Newton’s accounts receivable and inventory.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock is paid for daily as it is processed.

Biodiesel is purchased and paid for by Bunge the following day. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of March 31, 2011, we had $7.6 million outstanding under these agreements.

We and certain of our subsidiaries entered into a Revolving Credit Agreement, or the WestLB Revolver, dated as of April 8, 2010, with WestLB, AG. We guarantee the WestLB Revolver. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. As of March 31, 2011, we had $10.0 million outstanding under the WestLB Revolver.

In connection with our agreement to lease the Seneca Facility, Landlord received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million to fund certain repairs to the Seneca Facility. Landlord leases the Seneca Facility to our subsidiary, REG Seneca, with rent being set at an amount to cover debt service and other expenses. REG Seneca will pay Landlord a $600,000 annual fee, payable quarterly, which is guaranteed by us. See “Note 5 – Variable Interest Entities” to our condensed consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of March 31, 2011. The effective rate at March 31, 2011 was 3.25%. Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201,389, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca Facility. The balance of the note as of March 31, 2011 was $36.3 million.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building located in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $15,000 plus interest. The note bears interest at a rate of 5.7% per annum and the note matures February 15, 2013. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.7 million at March 31, 2011.

As of March 31, 2011, other than the exception noted above, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings as of March 31, 2011.

We continue to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects for our operating facilities. Since these discussions are ongoing, we are uncertain when or if financing will be available. We are seeking to enter into equity and debt financing arrangements to meet our projected financial needs for operations, upgrades to existing plants and for completion of the New Orleans Facility, the Emporia Facility and the Clovis Facility. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase our leverage and interest costs and would likely be secured by certain of our assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing shareholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash flows from operating activities	$326	$(3,231)
Net cash flows from investing activities	(318)	135
Net cash flows from financing activities	96	(154)
Net change in cash and cash equivalents	104	(3,250)
Cash and cash equivalents, end of period	$4,363	$2,605

Operating activities. Net cash provided in operating activities was $0.3 million and net cash used in operating activities was $3.2 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, net income was $3.7 million, which includes depreciation and amortization expense of $2.0 million, stock compensation expense of $1.0 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $2.6 million and a decrease in the non-cash change in the Seneca Holdco liability of $0.9 million. We also used $3.1 million to fund net working capital requirements, which resulted in a net cash source from operations of $0.3 million.

The net use of cash from operating activities for the three months ended March 31, 2010 of $3.2 million reflects $3.1 million in net income from operations, primarily offset by a change in the deferred tax benefit of $6.3 million, depreciation and amortization expense of $0.9 million, and net working capital decrease of $1.3 million.

Investing activities. Net cash used for investing activities for the three months ended March 31, 2011 was $0.3 million, consisting mostly of cash used to pay for Seneca Facility construction of $0.7 million and cash provided from the release of restricted cash in the amount of $0.4 million. Net cash provided from investing activities for the three months ended March 31, 2010 was $0.1 million, consisting almost entirely of a certificate of deposit provided from the acquisition of CIE that relates to the Iowa Department of Economic Development loan and is restricted.

Financing activities. Net cash provided from financing activities for the three months ended March 31, 2011 was $0.1 million, which represents $1.0 in borrowings on our WestLB Revolver. This was partially offset by $0.9 in principal payments in connection with the notes payable. Net cash used in financing activities for the three months ended March 31, 2010 was $0.2 million, which represents principal payments to TSW in connection with the note payable and cash paid for debt issuance.

Capital expenditures. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, our New Orleans Facility, our Emporia Facility and our Clovis Facility, with expected aggregate nameplate production capacity of 135 mmgy. We estimate completion of the New Orleans facility will require approximately $60 million in additional capital. Completion of the Emporia facility will require an additional $54 million and completion of the Clovis Facility will require an estimated $15 million. We also plan to undertake various facility upgrades when funding becomes available to further expand processing capabilities at our existing facilities, most significantly the Houston Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A), except as noted below there have been no material changes in this information.

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

Over the period from January 2007 through March 2011, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.81 per gallon reported in June 2008 to a low of approximately $1.22 per gallon in February 2009, with prices averaging $2.29 per gallon during this period. Over the period from January 2006 through March 2011, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.6395 per pound in June 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.3904 per pound during this period. Over the period from January 2008 through March 2011, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5175 per pound in March 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.2954 per pound during this period.

Higher feedstock prices or lower biodiesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased feedstock prices to our biodiesel customers. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, kill ratios, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chief Executive Officer and Director

By:	/s/ Chad Stone
Chad Stone
Principal Financial Officer

By:	/s/ Chad Baker
Chad Baker
Principal Accounting Officer