Form 10-K/A
period 2010-12-31
Renewable Energy Group, Inc.
filed 2011-07-15
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54374

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4785427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (515) 239-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Series A Preferred Stock Common Stock

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Renewable Energy Group, Inc. (the “Company”) is filing this Amendment No. 2 for the purpose of reporting the values of restricted stock unit grants under the stock awards column of the Company’s summary compensation table that were previously reported in the stock options column along with updating the values to reflect the grant date fair value.

PART III

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes certain compensation paid to our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer during the years ended December 31, 2010, 2009, and 2008.

Name and Positions(s)	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Jeffrey Stroburg	2010	—		—	$2,966,738	—	$2,966,738
Chief Executive Officer	2009	$72,187	(3)	—	—	—	$72,187
	2008	$370,310	(5)	—	—	—	$370,310

Daniel J. Oh	2010	$260,926		—	$2,249,393	$4,845	$2,515,164
President and Chief Operating Officer	2009	$255,532		—	—	$3,790	$259,322
	2008	$291,377		—	—	$3,733	$295,110

Chad Stone(6)	2010	$186,252		—	$592,500	$5,735	$784,487
Chief Financial Officer	2009	$64,967		$10,000	—	$2,249	$77,216
	2008	—		—	—	—	—

(1)

Represents the grant date fair value of restricted stock unit awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. For a summary of the assumptions used in the valuation of awards made in 2010, please see note 16 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. These awards cliff vest on August 18, 2013. The restricted stock units were granted with respect to stock options that were cancelled on August 18, 2010. The named executive officers no longer hold any stock options and no stock options were granted to the named executive officers in 2008, 2009 or 2010.

(2)	Represents 401(k) match payments under REG’s 401(k) plan.
(3)

Represents amounts paid to West Central for services provided by Mr. Stroburg in January 2009 and February 2009. REG did not reimburse West Central for any amounts paid to Mr. Stroburg by West Central after February 2009 in light of the agreement that Mr. Stroburg would not earn a salary for his services provided to REG in light of difficult market and industry conditions.

(4)

Represents amounts paid to West Central for services provided by Mr. Stroburg as REG’s Chief Executive Officer. See “Certain relationships and related party transactions” for more information about these payments.

(5)	Mr. Stone joined REG in August 2009.

Item 15.	Exhibits, Financial Statement Schedules.

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

Date: July 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
BY	/s/ Jeffrey Stroburg	Chairman and Chief Executive Officer (Principal Executive Officer)	July 15, 2011
Jeffrey Stroburg

BY	/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	July 15, 2011
Chad Stone

BY	/s/ Natalie Lischer	Treasurer (Principal Accounting Officer)	July 15, 2011
Natalie Lischer

	*	Director	July 15, 2011
Paul Chatterton

	*	Director	July 15, 2011
Scott P. Chesnut

	*	Director	July 15, 2011
Delbert Christensen

	*	Director	July 15, 2011
Randolph L. Howard

	*	Director	July 15, 2011
Eric Hakmiller

	*	Director	July 15, 2011
Michael A. Jackson

	*	Director	July 15, 2011
Jonathan Koch

	*	Director	July 15, 2011
Christopher Sorrells

*	Director	July 15, 2011
Don Huyser

*	Director	July 15, 2011
Ronald Mapes

* By:	/s/ Chad Stone
Chad Stone, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.