Form 10-K/A
period 2010-12-31
Renewable Energy Group, Inc.
filed 2011-08-25
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K for Renewable Energy Group, Inc. for the year ended December 31, 2010 filed solely for the purpose of correcting the certifications filed as Exhibits 31.1 and 31.2 to the Company’s Form 10-K filed on March 31, 2011, each of which inadvertently omitted paragraph 4(b).

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

Date: August 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

BY	/s/ Jeffrey Stroburg Jeffrey Stroburg	Chairman and Chief Executive Officer (Principal Executive Officer)	August 25, 2011

BY	/s/ Chad Stone Chad Stone	Chief Financial Officer (Principal Financial Officer)	August 25, 2011

BY	/s/ Chad Baker Chad Baker	Controller (Principal Accounting Officer)	August 25, 2011

	*	Director	August 25, 2011
Paul Chatterton

	*	Director	August 25, 2011
Scott P. Chesnut

	*	Director	August 25, 2011
Delbert Christensen

	*	Director	August 25, 2011
Randolph L. Howard

	*	Director	August 25, 2011
Eric Hakmiller

	*	Director	August 25, 2011
Michael A. Jackson

	*	Director	August 25, 2011
Jonathan Koch

	*	Director	August 25, 2011
Christopher Sorrells

*	Director	August 25, 2011
Don Huyser

*	Director	August 25, 2011
Ronald Mapes

* By:	/s/ Chad Stone
Chad Stone, Attorney-In-Fact

EXHIBIT INDEX

Exhibit No.	DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

7