Form 10-Q/A
period 2011-03-31
Renewable Energy Group, Inc.
filed 2011-08-25
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Renewable Energy Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q originally filed with the Securities and Exchange Commission on May 16, 2011 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, each of which inadvertently omitted paragraph 4(b).

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

Dated: August 25, 2011

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Jeffrey Stroburg
Jeffrey Stroburg
Chief Executive Officer

By:	/s/ Chad Stone
Chad Stone
Principal Financial Officer

By:	/s/ Chad Baker
Chad Baker
Principal Accounting Officer