Form 10-Q/A
period 2011-06-30
Renewable Energy Group, Inc.
filed 2011-08-25
CIK 1463258

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

Explanatory Note

Renewable Energy Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2011 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, each of which inadvertently omitted paragraph 4(b).

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