Form 10-Q
period 2011-09-30
Renewable Energy Group, Inc.
filed 2011-11-14
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September 30, 2011, there was no public trading market for the Company’s common stock. There were 34,834,370 shares of the Company’s common stock and 13,455,522 shares of the Company’s preferred stock outstanding on October 25, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,883	$4,259
Restricted cash	2,268	2,667
Accounts receivable, net (includes amounts owed by related parties of $95 and $1,146 as of September 30, 2011 and December 31, 2010, respectively)	38,150	18,801
Inventories	45,493	28,985
Prepaid expenses and other assets	18,633	3,933

Total current assets	135,427	58,645

Property, plant and equipment, net	184,053	166,391
Property, plant and equipment, net - variable interest entities	47,333	42,692
Goodwill	84,864	84,864
Intangible assets, net	4,417	3,169
Deferred income taxes	4,863	1,500
Investments	2,581	4,259
Other assets	8,729	7,821
Restricted cash	305	302

TOTAL ASSETS	$472,572	$369,643

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$10,550	$9,550
Current maturities of notes payable (includes amounts owed to related parties of $10,000 as of September 30, 2011)	19,702	25,551
Current maturities of notes payable - variable interest entities	1,439	-
Accounts payable (includes amounts owed to related parties of $3,987 and $3,827 as of September 30, 2011 and December 31, 2010, respectively)	20,842	14,237
Accrued expenses and other liabilities	16,151	3,549
Deferred revenue	1,039	9,339

Total current liabilities	69,723	62,226

Unfavorable lease obligation	10,446	11,293
Preferred stock embedded conversion feature derivatives	117,332	61,761
Seneca Holdco liability, at fair value	12,456	10,406
Notes payable (includes amounts owed to related parties of $214 as of September 30, 2011)	38,260	24,774
Notes payable - variable interest entities	39,415	36,250
Other liabilities	7,162	5,381

Total liabilities	294,794	212,091

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares outstanding at September 30, 2011 and December 31, 2010; redemption amount $222,016 at September 30, 2011 and December 31, 2010)	140,989	122,436

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 140,000,000 shares authorized; 34,834,370 and 33,129,551 shares issued and outstanding at September 30, 2011 and December 31, 2010)	3	3
Common stock - additional paid-in-capital	84,648	82,634
Warrants - additional paid-in-capital	3,698	4,820
Accumulated deficit	(51,560)	(52,341)

Total stockholders’ equity	36,789	35,116

TOTAL LIABILITIES AND EQUITY	$472,572	$369,643

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

REVENUES:
Biodiesel sales	$232,261	$62,285	$513,221	$139,170
Biodiesel sales - related parties	1,664	680	5,125	2,939
Biodiesel government incentives	22,497	-	38,763	3,674

	256,422	62,965	557,109	145,783

Services	80	131	96	529
Services - related parties	-	26	44	636

	256,502	63,122	557,249	146,948

COSTS OF GOODS SOLD:
Biodiesel	126,987	20,882	264,398	49,119
Biodiesel - related parties	74,891	35,687	199,564	83,399
Services	79	68	121	310
Services - related parties	-	-	-	291

	201,957	56,637	464,083	133,119

GROSS PROFIT	54,545	6,485	93,166	13,829

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $388 and $1,091 for the three and nine months ended September 30, 2011, respectively, and $445 and $1,259 for the three and nine months ended September 30, 2010, respectively)	11,045	5,782	25,134	16,599
IMPAIRMENT OF ASSETS	-	7,336	-	7,477

INCOME (LOSS) FROM OPERATIONS	43,500	(6,633)	68,032	(10,247)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	(38,483)	1,996	(55,571)	6,997
Change in fair value of interest rate swap	170	103	502	291
Change in fair value of Seneca Holdco liability	(977)	(1,773)	(2,500)	(2,144)
Interest expense (includes related parties amounts of $239 and $467 for the three and nine months ended September 30, 2011, respectively, and $73 and $277 for the three and nine months ended September 30, 2010, respectively)	(2,183)	(1,483)	(5,642)	(3,218)
Other income (includes related party amounts of $180 for the nine months ended September 30, 2010)	69	346	211	618
Impairment of investments	-	-	-	(400)

	(41,404)	(811)	(63,000)	2,144

INCOME (LOSS) BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTMENTS	2,096	(7,444)	5,032	(8,103)
INCOME TAX BENEFIT (EXPENSE)	(4,752)	-	(4,752)	3,728
INCOME (LOSS) FROM EQUITY INVESTMENTS	649	(173)	501	(554)

NET INCOME (LOSS)	(2,007)	(7,617)	781	(4,929)

EFFECTS OF RECAPITALIZATION	-	-	-	8,521
ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(6,477)	(5,367)	(18,553)	(21,613)
LESS - UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(3,221)	(2,961)	(9,467)	(7,034)

NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(11,705)	$(15,945)	$(27,239)	$(25,055)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.34)	$(0.51)	$(0.81)	$(0.89)

DILUTED	$(0.34)	$(0.51)	$(0.81)	$(0.89)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	34,738,903	31,115,699	33,699,728	28,179,412

DILUTED	34,738,903	31,115,699	33,699,728	28,179,412

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT) (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total

BALANCE, December 31, 2009	12,464,357	$149,122	19,575,117	$2	$15,676	$4,619	$(60,905)	$13,477	$(27,131)
Exchange of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(19,575,117)	(2)	(6,323)	(4,619)	-	-	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	18,875,117	2	14,221	4,619	-	-	18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	-	-	13,754,434	1	79,304	-	-	-	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	-	-	-	-	-	-	-
Issuance of warrants in acquisition	-	-	-	-	-	1,269	-	-	1,269
Issuance of common stock	-	-	500,000	-	3,015	-	-	-	3,015
Conversion of warrants to restricted stock units	-	-	-	-	1,068	(1,068)	-	-	-
Blackhawk Biofuels LLC deconsolidation transition adjustment	-	-	-	-	1,192	-	30,152	(13,477)	17,867
Stock compensation expense	-	-	-	-	835	-	-	-	835
Accretion of preferred stock to redemption value	-	21,613	-	-	(21,613)	-	-	-	(21,613)
Net income	-	-	-	-	-	-	(4,929)	-	(4,929)

BALANCE, September 30, 2010	13,455,522	$116,810	33,129,551	$3	$87,375	$4,820	$(35,682)	$-	$56,516

BALANCE, December 31, 2010	13,455,522	$122,436	33,129,551	$3	$82,634	$4,820	$(52,341)	$-	$35,116
Issuance of common stock in acquisitions	-	-	1,683,861	-	16,350	-	-	-	16,350
Warrants exercised	-	-	20,958	-	128	(80)	-	-	48
Warrants expired	-	-	-	-	1,042	(1,042)	-	-	-
Stock compensation expense	-	-	-	-	3,047	-	-	-	3,047
Accretion of preferred stock to redemption value	-	18,553	-	-	(18,553)	-	-	-	(18,553)
Net income	-	-	-	-	-	-	781	-	781

BALANCE, September 30, 2011	13,455,522	$140,989	34,834,370	$3	$84,648	$3,698	$(51,560)	$-	$36,789

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$781	$(4,929)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	5,245	3,673
Amortization expense of assets and liabilities, net	1,252	369
Provision for doubtful accounts	1,349	64
Stock compensation expense	3,047	491
(Income) loss from equity method investees	(501)	554
Deferred tax benefit	(3,363)	(3,728)
Impairment of intangible assets	-	7,336
Impairment of investments	-	400
Impairment of long lived assets	-	141
Change in fair value of preferred stock conversion feature embedded derivatives	55,571	(6,997)
Change in fair value of Seneca Holdco liability	2,050	2,044
Distributions received from equity method investees	-	50
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(20,698)	4,709
Inventories	(16,430)	(71)
Prepaid expenses and other assets	(14,578)	666
Accounts payable	5,124	(5,913)
Accrued expenses and other liabilities	12,411	143
Deferred revenue	(8,300)	(4,599)

Net cash flows from operating activities	22,960	(5,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(2,293)	(3,929)
Proceeds from the sale of fixed assets	-	320
Change in restricted cash	396	(525)
Consolidation of Bell, LLC	22	-
Deconsolidation of Blackhawk	-	(206)
Cash provided through Blackhawk acquisition	-	1
Cash provided through Central Iowa Energy acquisition	-	403

Net cash flows from investing activities	(1,875)	(3,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,000	5,500
Repayments on line of credit	-	(160)
Cash received for issuance of note payable from related party	10,000	-
Cash paid on notes payable	(3,517)	(1,205)
Cash proceeds from investment in Seneca Landlord	-	4,000
Cash received from issuance of common stock to ARES Corporation	-	8,000
Cash received upon exercise of warrants	48	-
Cash paid for pending issuance of common and preferred stock	(1,293)	(280)
Cash paid for debt issuance costs	(699)	(691)

Net cash flows from financing activities	5,539	15,164

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,624	5,631

CASH AND CASH EQUIVALENTS, Beginning of period	4,259	5,855

CASH AND CASH EQUIVALENTS, End of period	$30,883	$11,486

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid for income taxes	$420	$579

Cash paid for interest	$4,086	$3,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization		$8,521

Accretion of preferred stock to redemption value	$18,553	$21,613

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$680	$47

Debt issuance costs	$43

Equity issuance costs	$964

Incentive common stock liability for supply agreement	$1,388

Removal of cost method investee as a result of consolidation		$1,000

Removal of equity method investee as a result of consolidation	$1,613	$3,969

Issuance of common stock for debt financing cost		$3,015

Property, plant and equipment acquired through the assumption of liabilities		$39,314

Issuance of restricted stock units for equity issuance cost		$582

Assets (liabilities) acquired through consolidation of 416 Bell, LLC
Cash	$22
Property, plant and equipment	5,881
Other noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Removal of equity method investee as a result of consolidation	$566

Assets (liabilities) acquired through the issuance of stock:
Cash	$-	$8,404
Restricted cash	-	2,302
Other current assets	78	1,342
Property, plant, and equipment	18,886	89,597
Goodwill	-	69,059
Intangible assets	-	5,895
Other noncurrent assets	-	231
Line of credit	-	(900)
Other current liabilities	-	(5,548)
Debt	(1,001)	(72,668)
Other noncurrent liabilities	-	(11,729)
Fair value of contingent consideration	-	(2,868)
Fair value of investment prior to allocation	(1,613)	-

	$16,350	$83,117

	(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Three and Nine Months Ended September 30, 2011 and 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — ORGANIZATION, PRESENTATION AND NATURE OF THE BUSINESS

The consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. These interim financial statements should be read in conjunction with the consolidated financial statements and the related notes appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

As of September 30, 2011, the Company owned biodiesel production facilities with a total of 212 million gallons per year (mmgy) of nameplate production capacity, which includes a 60 mmgy biodiesel facility in Seneca, Illinois leased by the Company from a consolidated Variable Interest Entity (VIE).

On February 26, 2010, the Company merged with Blackhawk Biofuels, LLC (Blackhawk) with a biodiesel production facility with 45 mmgy of production capacity. On March 8, 2010, the Company acquired substantially all of the assets and liabilities of Central Iowa Energy, LLC (CIE) with a biodiesel production facility with 30 mmgy of production capacity. On April 9, 2010 the Company entered into a series of agreements related to the asset purchase agreement with Nova Biofuels, Inc. (Nova) that resulted in the consolidation of a VIE, Seneca Landlord, LLC (Landlord). Landlord’s primary asset includes a biodiesel production facility with 60 mmgy of production capacity. On July 15, 2010, the Company acquired certain assets from Tellurian Biodiesel, Inc. (Tellurian) and American BDF, LLC (ABDF). ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. (RTI) and Tellurian. On September 21, 2010, the Company acquired substantially all of the assets of Clovis Biodiesel, LLC (Clovis) consisting primarily of a partially completed biodiesel production facility. Finally, on July 12, 2011, the Company and REG Albert Lea, LLC (REG Albert Lea), a subsidiary of the Company, acquired substantially all the assets and certain liabilities of SoyMor Cooperative and SoyMor Biodiesel, LLC (collectively known as Soymor). The acquisition added a biodiesel production facility located in Albert Lea, Minnesota with 30 mmgy of production capacity. See “Note 5 – Acquisitions” for a description of the acquisition.

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

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 45% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when industry conditions improve and financing becomes available. A city incentive package for the Emporia construction project was renewed until July 1, 2013. Additionally, as a result of halting construction, the Company performed an analysis to evaluate whether the assets under construction were impaired. Based on the projected undiscounted cash flows of the projects, the Company determined that no impairment has occurred. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects.

During 2007, the Company invested in 416 South Bell, LLC (Bell, LLC) through a wholly-owned subsidiary, whereby the Company owns 50% of the outstanding units. Bell, LLC owns and leases to the Company its corporate office building located in Ames, Iowa. On January 1, 2011, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements in accordance with ASC Topic 810, Consolidation (ASC Topic 810). See “Note 6 – Variable Interest Entities” for a description of the consolidation.

As of September 30, 2011, the Company did not manage any biodiesel production facilities owned by independent investment groups.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, consolidated with the accounts of all of its subsidiaries and the affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors are considered in determining whether a controlling financial interest is held, which include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company is the primary beneficiary of the economic benefits and financial risks of the entity. Intercompany accounts and transactions have been eliminated.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of September 30, 2011 and December 31, 2010 include adjustments to reduce inventory to the lower of cost or market in the amount of $129 and $35, respectively. Cost is determined based on the first-in, first-out method.

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

The Company has determined that the conversion feature of the Series A Preferred Stock is an embedded derivative because the redemption feature allows the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock. This effectively provides the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option are not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more like a debt instrument than equity.

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

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	September 30,	December 31,
	2011	2010
Expected volatility	40.00%	40.00%
Risk-free rate	2.70%	4.10%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova Biosource Fuels, LLC, the Company has the option to purchase (Call Option) and Seneca Holdco, LLC (Seneca Holdco) has the option to require the Company to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has determined the fair value of the amounts financed by Seneca Holdco, the Put Option and the Call Option using an option pricing model. The fair value represents the probability weighted present value of the gain, or loss, which is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of Landlord’s equity, (ii) expectations regarding future changes in the value of Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. The Company’s management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event along with current available working capital may significantly impact the fair value assigned to the Seneca Holdco liability as management has determined it is not likely that the Put Option will become exercisable in the absence of these events.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	September 30,	December 31,
	2011	2010
Expected volatility	50.00%	50.00%
Risk-free rate	2.70%	2.45%
Probability of IPO	75.00%	70.00%

Preferred Stock Accretion

Beginning October 1, 2007, the date on which the Company determined there was a more than remote likelihood that the then issued and outstanding preferred stock would become redeemable, the Company commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the Biofuels preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

On February 26, 2010, the date on which the Company determined there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, the Company commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based on the state of the public equity markets at the time which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability.

Accretion of $6,477 and $18,553 for the three and nine months ended September 30, 2011, respectively, and $5,367 and $21,613 for the three and nine months ended September 30, 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

Discount rates utilized in the Company’s DCF model are as follows:

	September 30,	December 31,
	2011	2010
Discount rate	18.00%	16.00%

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Goodwill is reviewed for impairment by reporting unit annually on July 31 or between annual periods when management believes impairment indicators exist. If the carrying value of the reporting unit goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the reporting unit goodwill. Fair value is determined using a discounted cash flow methodology involving a significant level of judgment in the assumptions used. Changes to the Company’s strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill. The annual impairment test determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. There was no impairment of goodwill recorded in the periods presented.

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

There were no asset impairment charges for the nine months ended September 30, 2011.

During the three months ended September 30, 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7,025. As a result of the cancellations, the full amount was charged off.

The Company also impaired deferred financing costs related to the New Orleans facility GoZone bonds. The Company determined that it was not probable that the GoZone bond allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to that deadline, and accordingly, the Company returned its allocation prior to the deadline. The amount of the impairment for the three months ended September 30, 2010 was $311.

Total asset impairment charges of $7,477 were recorded for the nine months ended September 30, 2010.

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

Revenue Recognition

The Company recognizes revenues from the following sources:

•

the sale of biodiesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased by us or produced by us at owned and leased manufacturing facilities and manufacturing facilities with which we have tolling arrangements;

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

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. In September 2011, the Company received funds from the United States Department of Agriculture (USDA) in the amount of $9,913. These funds were received in connection with the Company’s application under the USDA’s Advanced Biofuel Program (the Program) which supports production of advanced biofuels by providing payments to eligible producers. Funds to be received under the Program are allocated to the Company based on its proportionate eligible biofuels production and available funds. Due to the uncertainty of the amounts to be received, the Company does not record amounts until it has received notification of a payment from the USDA or is in receipt of the funds. The Company has recorded awards under the Program in “Biodiesel government incentives” as they are closely associated with the Company’s biodiesel production activities.

Fees for managing ongoing operations of third party plants, marketing biodiesel produced by third party plants and from other services are recognized as services are provided. The Company also has performance-based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectability is reasonably assured.

During 2010, the Company also acted as a sales agent for certain third parties, thus the Company recognized these revenues on a net basis in accordance with ASC Topic 605-45, Revenue Recognition (ASC Topic 605-45).

Stock-Based Compensation

The Company has two stock incentive plans. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounted for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense of $1,067 and $3,047 for the three and nine months ended September 30, 2011, respectively, and $423 and $491 for the three and nine months ended September 30, 2010, respectively, was recorded for stock options and restricted stock units awarded to employees and non-employee directors in return for services. Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. During September 2011, the Company granted 747,583 shares of restricted stock units to employees in return for services with vesting of three to four years.

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

In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company concluded that historical book and tax losses that resulted in cumulative losses represent negative evidence that has not been overcome by positive and objectively verifiable evidence. Based on this evaluation, the Company concluded a valuation allowance was required. The Company will continue to evaluate the need for a valuation allowance in future periods given recent book and taxable income. As of September 30, 2011 and December 31, 2010, respectively, the Company had net deferred income tax assets of $24,617 and $39,220 with an offsetting valuation allowance of $19,754 and $37,720, which resulted in a net deferred tax asset of $4,863 and $1,500. The net amount is offset by an accrued liability for uncertain tax benefits in the amount of $1,500 as of September 30, 2011 and December 31, 2010. The Company has an income tax liability of $7,484 as of September 30, 2011.

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate primarily as a result of the state income taxes, net of federal income tax effects, income or loss from the change in fair value of the embedded conversion feature of preferred stock, incentive stock options and the valuation allowance. A comparison of the statutory and effective income tax expenses (benefits) and the reasons for related differences are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
U.S. Federal income tax provision (benefit) at a statutory rate of 35 percent	$734	$(2,605)	$1,761	$(2,836)
State taxes, net of federal income tax benefit	68	(268)	164	(292)
(Gain)/loss on embedded derivative	14,720	(770)	21,256	(2,701)
Conversion of stock options to restricted stock units	—	3,917	—	3,917
Domestic Production Activities Deduction	(521)	—	(521)	—
Other, net	39	160	58	695

Total benefits for income taxes before valuation allowances	15,040	434	22,718	(1,217)
Valuation allowances	(10,288)	(434)	(17,966)	(2,511)

Total (benefits) expenses for income taxes	$4,752	$—	$4,752	$(3,728)

Changes in the Company’s valuation allowance generally offset the income tax effects created during the period to the extent there are historical net operating losses available for carryforward or if the Company does not create taxable income. During the third quarter 2011, the Company revised its estimated tax projections for 2011 and estimated it will incur a tax liability due to significant improvements in the Company’s operations and statutory limitations placed on its ability to utilize historical net operating losses. During 2010, the Company’s acquisition of CIE and Blackhawk resulted in deferred tax liabilities being recorded causing a decrease in net deferred tax assets requiring a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit for 2010.

Net Loss Per Share

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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net loss per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Options to purchase common stock	217,566	1,258,852	218,170	1,888,486
Restricted stock units	2,908,605	1,206,095	2,893,066	406,449
Warrants to purchase common stock	763,690	1,237,485	932,185	1,218,882
Redeemable preferred shares	13,455,522	13,455,522	13,455,522	13,246,401

Total	17,345,383	17,157,954	17,498,943	16,760,218

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is in effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which was effective for the interim period beginning January 1, 2011. The adoption of this guidance did not have a material effect on the Company’s financial statements. See “Note 12 – Fair Value Measurement.”

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact this standard may have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed its restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $.0001 per share.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of outstanding Series A Preferred Stock as outlined below, the holders of outstanding shares of Common Stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of Series A Preferred Stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of Common Stock and holders of Series A Preferred Stock on an as converted basis.

Common Stock Issued during 2011:

On July 12, 2011, the Company issued 1,683,861 shares of Common Stock to SoyMor in connection with the Company’s acquisition of certain assets and liabilities of SoyMor.

Common Stock Warrants

Under the Company’s outstanding warrants, the holder may purchase the number of shares of Common Stock underlying each warrant held for a purchase price ranging from $4.47 to $11.00 per share. The warrant holder may “net exercise” the warrants and use the Common Stock received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

During June 2011, certain warrant holders exercised 20,958 warrants to purchase Common Stock and 270,176 warrants expired during the month without being exercised.

NOTE 4 — REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of preferred stock, including 14,000,000 shares of Series A Preferred Stock, with a par value of $.0001. Except with respect to the Series A Preferred Stock, the Company’s Board of Directors has discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance of additional preferred stock.

On July 15, 2011, holders of the Company’s Series A Preferred Stock approved a second amended and restated certificate of incorporation, to be effective immediately prior to the completion of the Company’s initial public offering, to, among other things, convert and redeem the Company’s outstanding Series A Preferred Stock for a combination of Common Stock, Series B preferred stock and a contingent cash payment. This was approved by the Company’s common stockholders during the Company’s annual shareholder meeting on October 26, 2011.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. There were $19,494 and $10,027 of the Series A Preferred Stock dividends in arrears as of September 30, 2011 and December 31, 2010, respectively.

Liquidation Rights

Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sales of assets as defined by the Company’s restated certificate of incorporation), if the remaining net assets of the Company are sufficient, the holders of the Series A Preferred Stock shall be paid no less than liquidation value plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any holders of Common Stock.

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

NOTE 5 — ACQUISITIONS

On July 12, 2011, the Company and REG Albert Lea, a subsidiary of the Company, completed its asset acquisition of SoyMor. Pursuant to the Asset Purchase Agreement, dated June 8, 2011, the Company issued 1,683,861 shares of its Common Stock in exchange for the transfer of substantially all the assets of SoyMor and assumed certain liabilities. The assets of SoyMor consisted primarily of a 30 mmgy nameplate capacity biodiesel facility located in Albert Lea, Minnesota, as well as, a co-located soy lecithin production facility. The Company recorded a gain from the equity investment of $661 for the three months ended September 30, 2011 resulting from the difference in the carrying value and fair value of the equity method investment in SoyMor immediately prior to the acquisition. The equity investment gain was recorded in income (loss) from equity investments on the condensed consolidated statement of operations.

The Company determined that the SoyMor assets do not constitute a business as defined under ASC Topic 805, Business Combinations (ASC Topic 805), on the basis that the SoyMor assets are not an integrated set of activities or assets that are capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the SoyMor assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

The following table summarized the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Final
Allocation at
July 12,
2011
Assets acquired:
Inventory	$78
Property, plant and equipment	18,886
Debt	(1,001)
Fair value of investment prior to allocation	(1,613)

Fair value of common stock issued	$16,350

The final acquisition price is summarized as follows:

	Final Value at July 12, 2011
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$16,350	$9.71

NOTE 6 — VARIABLE INTEREST ENTITIES

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

The Company has invested in three plants owned by independent investment groups. Those companies are Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). During 2010, the Company impaired the remaining investment balance in EFB. See “Note 8 – Investments” for the investment amounts and the related condensed financial information of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in third party network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the primary beneficiary and does not consolidate these VIEs. During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 5 – Acquisitions” for a description of the transaction.

The carrying values and maximum exposure for all unconsolidated VIEs are as follows:

	September 30, 2011		December 31, 2010
		Maximum		Maximum
Investment:	Investments	Exposure	Investments	Exposure
SoyMor	$-	$-	$1,107	$1,119
WIE	576	576	576	576
WDB	2,005	2,005	2,005	2,005
Bell, LLC	-	-	571	2,949

	$2,581	$2,581	$4,259	$6,649

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

The Company has a 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. The note is secured by a mortgage interest in the office building.

The following table summarizes the fair values of the assets and liabilities recorded by the Company as a result of the consolidation of Bell, LLC:

Final
Allocation at
January 1,
2011
Assets / (liabilities) acquired:
Cash	$22
Property, plant and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Carrying value of previously held equity method investment	$566

NOTE 7 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$16,087	$7,297
Work in process	946	281
Finished goods	28,460	21,407

Total	$45,493	$28,985

NOTE 8 — INVESTMENTS

Investments consist of the following:

	September 30, 2011		December 31, 2010
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor (a)		$-	9%	$1,107
WIE (b)	2%	576	2%	576
WDB (c)	8%	2,005	8%	2,005
Bell, LLC (d)		-	50%	571

Total (e)		$2,581		$4,259

(a)	During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 5 – Acquisitions” for a description of the transaction.
(b)	As of May 2010, the accounting method for this investment changed from equity method to cost method due to the Company no longer having the ability to significantly influence the operations of WIE.
(c)	As of August 2010, the accounting method for this investment was changed from equity method to cost method due to the Company no longer having the ability to significantly influence the operations of WDB.
(d)	As of January 1, 2011, the Company consolidated Bell, LLC. Due to the consolidation, the investment was eliminated.
(e)	The investments include deferred tax assets of $942 as of September 30, 2011 and December 31, 2010, respectively, fully offset by a valuation allowance.

As of September, 30, 2011, there are no equity method investments and no corresponding balance sheet information presented below. The condensed financial information of equity method investments is as follows:

				December 31,
				2010
CONDENSED BALANCE SHEET:
Total current assets				$352

Total noncurrent assets				$23,407

Total current liabilities				$585

Total noncurrent liabilities				$5,270

CONDENSED STATEMENT OF OPERATIONS:
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Sales	$-	$229	$-	$6,607
Costs of goods sold	(7)	(142)	(7)	(5,343)
Operating and other expenses	(122)	(765)	(1,667)	(6,039)

Net loss	$(129)	$(678)	$(1,674)	$(4,775)

NOTE 9 — BORROWINGS

The Company’s borrowings are as follows:

	September 30,	December 31,
	2011	2010
Revolving lines of credit	$10,550	$9,550
REG Danville term loan	22,282	23,634
REG Newton term loan	23,064	23,611
REG Albert Lea term loan	10,000	-
Other	2,616	3,080

Total notes payable	$68,512	$59,875

Seneca Landlord term loan	$36,250	$36,250
Bell, LLC promissory note	4,604	-

Total notes payable - variable interest entities	$40,854	$36,250

On July 12, 2011, in connection with the SoyMor acquisition, one of the Company’s subsidiaries, REG Albert Lea, assumed a $714 term loan, with a maturity date of October 1, 2013. The term loan is with West Central Cooperative (West Central). The loan requires three equal and consecutive annual installments of $250, with the first installment due October 1, 2011. Interest is charged at a variable rate based on West Central’s bank quoted weekly rate (4.23% at September 30, 2011) and shall be payable monthly. The loan is secured by substantially all assets of REG Albert Lea. Subsequent to assuming the loan, as part of the agreement to enter into a loan agreement with USRG Holdco IX, LLC (USRG), REG Albert Lea was required to pay down the loan balance in the amount of $500. The final payment is due October 1, 2013. Amounts outstanding on the term loan were $214 as of September 30, 2011.

On July 12, 2011, in connection with the SoyMor acquisition, REG Albert Lea assumed an interest free loan in the amount of $167 with a maturity date of July 1, 2015. The loan requires monthly payments of $3 with the first installment due August 1, 2011. The loan is secured by substantially all assets of REG Albert Lea. Subsequent to assuming the loan, as part of the agreement to enter into a loan agreement with USRG, REG Albert Lea was required to pay off the entire loan balance. Amounts outstanding on the term loan were $0 as of September 30, 2011.

On July 12, 2011, in connection with the SoyMor acquisition, REG Albert Lea assumed a $110 term loan, with a maturity of October 1, 2013. The loan requires monthly principal and interest payments of $4 due on the first day of the month. Interest is charged at a fixed rate of 3% per annum. The loan is secured by all personal and real property of REG Albert Lea. Amounts outstanding on the term loan were $99 as of September 30, 2011.

On August 4, 2011, REG Albert Lea entered into a Loan Agreement with USRG and USRG Management Company, LLC, under which USRG agreed to loan REG Albert Lea $10,000 (the Loan) for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. Interest is charged at a fixed rate and is payable monthly (12% at September 30, 2011). The Loan is secured by the assets and operations of the facility. The Loan is due December 15, 2011. Amounts outstanding on the loan were $10,000 as of September 30, 2011.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest to be charged using LIBOR plus 5% per annum. The loan is secured by our Danville facility. A one-time principal payment totaling $6,243, which includes $2,000 paid from the debt service reserve, will be paid in November 2011 and is classified in current maturities of notes payable on the condensed consolidated balance sheet as of September 30, 2011. The debt service reserve under the term loan is $1,500 and is the continuing guarantee obligation of Renewable Energy Group, Inc. Amounts outstanding on the term loan were $22,282 as of September 30, 2011.

NOTE 10 — RELATED PARTY TRANSACTIONS

Related parties include certain investors as well as entities in which the Company has an equity method investment or an investment combined with a management and operation services agreement (MOSA) or board seat. Investors defined as related parties include (i) investors having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) investors holding a board seat on the Company’s Board of Directors.

Summary of Related Party Transactions

		Three Months		Three Months		Nine Months		Nine Months
		Ended		Ended		Ended		Ended
		September 30,		September 30,		September 30,		September 30,
		2011		2010		2011		2010
	Revenues - Biodiesel sales	$1,664	(a)	$680	(a)	$5,125	(a)	$2,939	(a)
	Revenues - Services	$-	(b)	$26	(b)	$44	(b)	$636	(b)
	Cost of goods sold - Biodiesel	$74,891	(c)	$35,687	(c)	$199,564	(c)	$83,399	(c)
	Cost of goods sold - Services	$-	(d)	$-	(d)	$-	(d)	$291	(d)
	Selling, general, and administrative expenses	$388	(e)	$445	(e)	$1,091	(e)	$1,259	(e)
	Interest expense	$239	(f)	$73	(f)	$467	(f)	$277	(f)
	Other income	$-	(g)	$-	(g)	$-	(g)	$180	(g)

(a)	Represents transactions with related parties as follows:

	West Central	$8		$7		$11		$12
	ED & F Man	1,656		673		3,014		2,927
	Bunge	-		-		2,100		-

		$1,664		$680		$5,125		$2,939

(b)	Represents transactions with Third Party Network Plants

(c)	Represents transactions with related parties as follows:

	West Central	$11,697		$4,779		$35,968		$11,225
	Third Party Network Plants	-		-		-		1,493
	Bunge	59,890		30,908		151,636		70,681
	ED & F Man	3,304		-		11,960		-

		$74,891		$35,687		$199,564		$83,399

(d)	Represents transactions with Third Party Network Plants

(e)	Represents transactions with related parties as follows:

	West Central	$19		$42		$89		$135
	416 S. Bell, LLC	-		86		-		258
	Bunge	369		304		1,002		776
	ED & F Man	-		13		-		90

		$388		$445		$1,091		$1,259

(f)	Represents transactions with related parties as follows:

	West Central	$23		$14		$88		$91
	Bunge	78		59		241		186
	USRG	138		-		138		-

		$239		$73		$467		$277

(g)	Represents transactions with Blackhawk Biofuels

Summary of Related Party Balances

		As of		As of
		September 30,		December 31,
		2011		2010

	Accounts receivable	$95	(a)	$1,146	(a)
	Accounts payable	$3,987	(b)	$3,827	(b)
	Current and long-term maturities of notes payable	$10,214	(c)	$-	(c)

(a)	Represents balances with related parties as follows:

	West Central	$27		$22
	Third Party Network Plants	-		12
	Bunge	-		46
	ED & F Man	68		1,066

		$95		$1,146

(b)	Represents balances with related parties as follows:

	West Central	$703		$2,539
	Third Party Network Plants	-		2
	Bunge	3,231		1,286
	USRG	53		-

		$3,987		$3,827

(c)	Represents balances with related parties as follows:
	West Central	$214		$-
	USRG	10,000		-

		$10,214		$-

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

In 2006, the Company executed an asset use agreement with West Central to provide for the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. As of September 30, 2011, neither party has provided notice of termination.

In connection with the SoyMor acquisition, REG Albert Lea assumed a loan with West Central. REG Albert Lea is required to make monthly interest payments. The balance of the loan is due October 1, 2013.

Bunge North America

The Company purchases feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold – biodiesel when sold to the end customer. The Company also sold biodiesel and raw materials to Bunge.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The Company is required to pay interest for the aggregate outstanding amounts owed to Bunge. The agreement has a three-year term and either party has the ability to cancel the agreement after the term ends. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. On November 8, 2011, the Company gave notice of termination to Bunge in accordance with the agreement.

ED & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of ED & F Man Holdings Ltd’s (ED & F) then wholly-owned subsidiaries, Westway Feed Products, Inc. (Westway). This contract was terminated and expired in August 2011. The Company entered into a glycerin purchase and sale agreement with Westway in September 2011. This contract has a one-year term and automatically renews in one-year periods thereafter unless terminated by either party. As of September 30, 2011, neither party has provided notice of termination.

The Company also has entered into a tolling agreement with ED & F for biodiesel to be produced at the Company’s Houston, Texas biodiesel production facility. Additionally, the Company purchased biodiesel from ED & F.

Third Party Network Plants

In prior periods, the Company received certain fees for the marketing and sale of product produced by and the management of a third party-owned network of facilities, in which the Company has also invested. As an additional incentive to the Company and compensation for the marketing, sales and management services being rendered, these facilities paid a bonus to the Company on an annual basis equal to a percentage of the net income of the facility, as defined by the management agreement. As of September 30, 2011, the Company did not manage any biodiesel production facilities owned by independent investment groups. During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 5 – Acquisitions” for a description of the transaction.

Bell, LLC

The Company rents a building for administrative uses under an operating lease from Bell, LLC.

USRG Holdco IX, LLC

In August 2011, REG Albert Lea entered into a loan with USRG in the amount of $10,000 for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. REG Albert Lea is required to pay interest monthly for the aggregate amount owed to USRG. The loan is due December 15, 2011.

NOTE 11 — DERIVATIVE INSTRUMENTS

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

As of September 30, 2011, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soybean oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of September 30, 2011, the Company had 1,704 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $18,898 and $20,747 as of September 30, 2011 and December 31, 2010, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 3.67% through November 2011. The fair value of the interest rate swap agreement was $110 and $612 at September 30, 2011 and December 31, 2010, respectively, and is recorded in accrued expense and other liabilities and other noncurrent liabilities, respectively. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

REG Danville’s interest rate swap contains a credit support arrangement that is directly linked to the notes payable with the same counterparty. Therefore, the interest rate swap counterparty would have access to the debt service fund or other collateral posted by REG Danville as a result of any failure to perform under the interest rate swap agreement. As of September 30, 2011 and December 31, 2010, the Company posted $8,033 and $2,119, respectively, of collateral associated with its commodity-based derivatives with a net asset position of $2,233 and a net liability position of $483, respectively.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Embedded derivative			Preferred stock embedded conversion feature derivatives	$61,761

Interest rate swap			Other liabilities	612

Commodity swaps	Prepaid expenses and other assets	$78	Prepaid expenses and other assets	561

Total derivatives		$78		$62,934

	As of September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Embedded derivative			Preferred stock embedded conversion feature derivatives	$117,332

Interest rate swap			Other liabilities	110

Commodity swaps	Prepaid expenses and other assets	$5,091	Prepaid expenses and other assets	2,858

Commodity options	Prepaid expenses and other assets	2	Prepaid expenses and other assets	2

Total derivatives		$5,093		$120,302

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$(38,483)	$1,996	$(55,571)	$6,997
Interest rate swap	Change in fair value of interest rate swap	170	103	502	291
Commodity futures	Cost of goods sold - Biodiesel	(10)	-	(97)	-
Commodity swaps	Cost of goods sold - Biodiesel	6,074	435	3,571	933
Commodity options	Cost of goods sold - Biodiesel	42	-	567	-

Total		$(32,207)	$2,534	$(51,028)	$8,221

NOTE 12 — FAIR VALUE MEASUREMENT

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

A summary of assets (liabilities) measured at fair value as of December 31, 2010 and September 30, 2011 is as follows:

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3

Preferred stock embedded derivatives	$(61,761)	$-	$-	$(61,761)
Interest rate swap	(612)	-	(612)	-
Seneca Holdco liability (1)	(10,406)	-	-	(10,406)
Restricted cash	401	401	-	-
Commodity derivatives	(483)	-	(483)	-

	$(72,861)	$401	$(1,095)	$(72,167)

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3

Preferred stock embedded derivatives	$(117,332)	$-	$-	$(117,332)
Interest rate swap	(110)	-	(110)	-
Seneca Holdco liability (1)	(12,456)	-	-	(12,456)
Cash and cash equivalents	2,083	2,083	-	-
Restricted cash	2,008	2,008	-	-
Commodity swaps	2,233	-	2,233	-

	$(123,574)	$4,091	$2,123	$(129,788)

(1)	The liability represents the combination of the Call Option and the Put Option related to the purchase of the membership interest of Landlord.

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 and 2010:

	Preferred
	Stock	Seneca		Blackhawk	Blackhawk
	Embedded	Holdco	Earnout	Subordinated	Unit
	Derivatives	Liability	Liability	Debt	Interest
Ending balance - December 31, 2009	$(4,104)	$-	$-	$-	$-

Total unrealized gains (losses)	-	-	-	-	-
Deconsolidation of Blackhawk	-	-	-	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	-	-	-	291
Purchase accounting consolidation	-	-	-	(24,298)	(3,969)

Ending balance - March 31, 2010	(53,552)	-	-	-	-

Total unrealized gains (losses)	5,001	(371)	-	-	-
Purchases, issuance, and settlements, net	-	-	-	-	-
Purchase accounting consolidation	(1)	(7,096)	-	-	-

Ending balance - June 30, 2010	(48,552)	(7,467)	-	-	-

Total unrealized gains (losses)	1,996	(1,673)	-	-	-
Purchases, issuance, and settlements, net	-	-	-	-	-
Purchase accounting consolidation	-	432	(2,868)	-	-

Ending balance - September 30, 2010	$(46,556)	$(8,708)	$(2,868)	$-	$-

Ending balance - December 31, 2010	$(61,761)	$(10,406)	$-	$-	$-
Total unrealized gains (losses)	2,557	727	-	-	-
Purchases	-	-	-	-	-
Issuance	-	-	-	-	-
Settlements	-	150	-	-	-

Ending balance - March 31, 2011	(59,204)	(9,529)	-	-	-

Total unrealized gains (losses)	(19,645)	(2,250)	-	-	-
Purchases	-	-	-	-	-
Issuance	-	-	-	-	-
Settlements	-	150	-	-	-

Ending balance - June 30, 2011	(78,849)	(11,629)	-	-	-

Total unrealized gains (losses)	(38,483)	(977)	-	-	-
Purchases	-	-	-	-	-
Issuance	-	-	-	-	-
Settlements	-	150	-	-	-

Ending balance - September 30, 2011	$(117,332)	$(12,456)	$-	$-	$-

The Company used the following methods and assumptions to estimate fair value of its financial instruments:

Valuation of Preferred Stock embedded conversion feature derivatives: The estimated fair value of the derivative instruments embedded in the Company’s outstanding Series A Preferred Stock is determined using the option pricing method to allocate the fair value of the underlying stock to the various components comprising the security, including the embedded derivative. The allocation was performed based on each series of preferred stock’s liquidation preference and relative seniority. Derivative liabilities are adjusted to reflect fair value at each period end. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	September 30, 2011		December 31, 2010
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(109,366)	$(109,560)	$(96,125)	$(96,228)

NOTE 13 — SEGMENTS

The Company reports its operating segments based on services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, inedible animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel and raw material feedstocks produced by third parties. Revenue is derived from the sale of the processed biodiesel, fees from toll manufacturing arrangements, related by-products, resale of biodiesel and raw material feedstocks produced by third parties, RINs and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by segment for the results of operations for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues:
Biodiesel	$256,422	$62,965	$557,109	$145,783
Services	3,483	2,725	7,399	6,941
Intersegment revenues	(3,403)	(2,568)	(7,259)	(5,776)

	$256,502	$63,122	$557,249	$146,948

Income (loss) before income taxes and income (loss) from equity investments:
Biodiesel	$54,544	$6,396	$93,147	$13,265
Services	1	89	19	564
Corporate and other (a)	(52,449)	(13,929)	(88,134)	(21,932)

	$2,096	$(7,444)	$5,032	$(8,103)

Depreciation and amortization expense:
Biodiesel	$2,309	$1,744	$6,025	$4,042
Services	2	-	3	-
Corporate and other	155	-	469	-

	$2,466	$1,744	$6,497	$4,042

Purchases of property, plant, and equipment:
Biodiesel	$874	$1,865	$1,866	$3,929
Services	-	-	33	-
Corporate and other	213	-	394	-

	$1,087	$1,865	$2,293	$3,929

			September 30, 2011	December 31, 2010
Goodwill:
Biodiesel			$68,784	$68,784
Services			16,080	16,080

			$84,864	$84,864

Assets:
Biodiesel			$346,192	$310,021
Services			20,470	20,799
Corporate and other (b)			105,910	38,823

			$472,572	$369,643

(a)

Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

During July 2009, the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of September 30, 2011 and December 31, 2010, there was $249 and $280, respectively, in incentive fees due to Bunge.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of September 30, 2011.

NOTE 15 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. See “Note 9 – Borrowings” for further description of the term loan.

* * * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding Renewable Energy Group, Inc., or “we” or the “Company,” that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, and related statements regarding planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biodiesel industry, including governmental incentives and tax credits; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; anticipated future revenue sources from our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biodiesel production methods; our competitive advantage relating to input costs relative to our competitors; the market for biodiesel and potential biodiesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biodiesel market.

These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed under “Risk Factors” in Part II. Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

We are the largest producer of biodiesel in the United States. We have been a leader of the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning five operating biodiesel production facilities and leasing a sixth biodiesel production facility with aggregate nameplate production capacity of 212 mmgy. We have transitioned from producing biodiesel from higher cost virgin vegetable oils, such as soybean oil, to primarily producing biodiesel from lower cost feedstocks, such as inedible animal fat, used cooking oil and inedible corn oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy low-cost feedstock production facility near Houston, Texas, or the Houston facility, a 45 mmgy low-cost feedstock production facility in Danville, Illinois, a 30 mmgy low-cost feedstock production facility in Newton, Iowa and on July 12, 2011, we completed our acquisition of SoyMor Biodiesel, LLC, or SoyMor, a 30 mmgy biodiesel production facility in Albert Lea, Minnesota. As part of our acquisition strategy, in April 2010, we signed a seven year lease for a 60 mmgy low-cost feedstock production facility in Seneca, Illinois. During 2010, we sold 68 million gallons of biodiesel, including five million gallons we purchased from third parties and resold and including eight million gallons we manufactured for others. The 68 million gallons we sold in 2010 represented approximately 22% of the total biodiesel produced in the United States in 2010. In the first nine months of 2011, we sold approximately 102 million gallons, including approximately 12 million gallons we purchased from third parties and resold and six million gallons we manufactured for others. The 102 million gallons we sold in the first nine months of 2011 represented approximately 15% of the total biodiesel produced in the United States during the first nine months of 2011.

On July 12, 2011, we acquired SoyMor’s production facility, now owned by our subsidiary REG Albert Lea, LLC. We built and operated this facility under a management and operation services agreement, or MOSA, until SoyMor idled the facility in February 2008. In August 2011, we recommenced operations at the facility using soybean oil feedstock. We intend to upgrade the facility to process a wide variety of lower cost feedstocks as project financing becomes available and market conditions warrant. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the transaction.

The implementation of the Renewable Fuel Standard, or RFS2, has led to a significant year-over-year increase in demand and substantial increase in sales price per gallon during 2011. Over the three years prior to the implementation of RFS2, challenging biodiesel industry conditions had a significant effect on our results of operations. The United States biodiesel industry experienced a downturn beginning in 2008 as a result of a variety of factors, including the imposition of anti-dumping tariffs and countervailing duties on exports of United States biodiesel to the European Union, or EU, the worldwide economic crisis, falling petroleum-based diesel fuel prices, an uncertain regulatory environment and high soybean oil prices. As a result of these factors, the average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen fell from $4.47 per gallon in 2008 to $3.07 per gallon in 2009.

In response to these industry dynamics, we reduced expenses in our biodiesel business by shifting production to lower cost feedstocks such as inedible animal fat, used cooking oil and inedible corn oil. In addition, we periodically idled our plants when there was insufficient demand. Beginning in 2008, the services segment of our business became significantly less active as construction of new biodiesel production facilities largely stopped and the third party-owned facilities managed by us also saw decreased volume from poor industry conditions. However, in anticipation of increased demand for biodiesel as a result of RFS2, we elected to use our available resources and our market position to acquire our Danville and Newton facilities, each of which is capable of processing lower cost feedstock processing capabilities which we managed prior to acquiring these facilities. We also leased and obtained an option to buy the Seneca facility, a lower cost feedstock facility, and focused on developing sufficient and reliable supplies of lower cost feedstocks.

During the second half of 2010, we and the biodiesel industry began to benefit from RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes Biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders’ tax credit, which had expired as of December 31, 2009, was reinstated in December 2010 retroactively for all of 2010 and prospectively for 2011. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel have increased significantly. In the first nine months of 2010, with RFS2 implemented in July 2010 and prior to the reinstatement of the blenders’ tax credit, our average price for B100 was $3.16 per gallon. In the first nine months of 2011, our average price per gallon of B100 was $5.24, or 66% higher than the average price during the first nine months of 2010, and we sold approximately 102 million gallons of biodiesel, including approximately twelve million gallons we purchased from third parties and resold and six million gallons that we manufactured for others, compared to approximately 68 million gallons sold in all of 2010.

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

We derive revenues from two reportable business segments: Biodiesel and Services

Biodiesel Segment

Our Biodiesel segment, as reported herein, includes:

•	the operations of the following biodiesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas, since its acquisition in June 2008;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois, since its acquisition in February 2010;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa, since its acquisition in March 2010;

•	a leased 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which began production in August 2010, since commencement of the lease in April 2010; and

•	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;

•	purchases and resale of biodiesel and raw material feedstocks produced by third parties;

•	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	our production of biodiesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2009 and 2010, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

When we produce a gallon of biodiesel, we generate 1.5 Renewable Identification Numbers, or RINs, per gallon. RINs are used to track compliance with RFS2. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel. When we sell a gallon of biodiesel we generally attach 1.5 RINs. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RINs. The value of RINs has become significant to the price of biodiesel, contributing approximately $0.87, or 25%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in October 2010 and $1.70, or 33% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in October 2011.

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

Historically, we provided facility operations management services to owners of biodiesel production facilities. Pursuant to a MOSA with a facility owner, we have provided a broad range of management and operations services, typically for a monthly fee based on gallons of biodiesel produced or marketed and a contingent payment based on the facility’s net income. We do not recognize revenues from the sale of biodiesel produced at managed facilities, which is sold for the account of the third party owner. In 2009, we provided notice of termination of our five remaining third party MOSAs because we determined the terms were not favorable to us. During 2010, we ceased providing services to three of these facilities, acquired one and continue to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements.

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

Demand for our construction management and facility management and operational services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. Due to the current economic climate and overcapacity in the biodiesel industry, we have not received any orders or provided services to outside parties for new facility construction services since 2009. We have, however, utilized our construction management expertise internally to upgrade two of our facilities during the last three years. We anticipate revenues derived from construction management services will be minimal in future periods.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel that must be utilized in the United States each year. Under RFS2, Obligated Parties—including petroleum refiners and fuel importers—must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel volume requirement, or RVO—biomass-based diesel and advanced biofuel. According to the National Biodiesel Board, or NBB, biodiesel is the only commercially significant RFS2-compliant biomass-based diesel fuel produced in the United States. The RFS2 program requires the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. The EPA recently proposed a requirement for domestic use of biodiesel by Obligated Parties of 1.28 billion gallons in 2013. Our sales volumes have increased significantly during 2011 as a result of RFS2-generated demand.

The federal blenders’ tax credit provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders’ tax credit expired on December 31, 2009, but was reinstated on December 17, 2010, retroactively for 2010 and prospectively for 2011. As a result of the uncertainty about the reinstatement of the blenders’ tax credit for most of 2010, we elected to sell mostly unblended biodiesel. Accordingly, we were not entitled to claim the blenders’ tax credit for these gallons on a retroactive basis. The absence of the blenders’ tax credit during most of 2010 also affected our ability to cost effectively sell biodiesel and as a consequence, we idled several of our plants for various periods of time. During 2010, most of our facilities operated at less than 50% utilization due to decreased demand for biodiesel.

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

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. During the first nine months of 2011, RIN value represented approximately a third of the price of each gallon of biodiesel that we sold.

During 2010, feedstock expense accounted for 76% of our costs of goods sold, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively. Methanol, a reactant in the production process, represents our second largest cost, the price of which is correlated to the cost of natural gas.

Feedstocks for biodiesel production, such as inedible animal fat, used cooking oil, inedible corn oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the supply and demand for biodiesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply for each feedstock:

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
Weather conditions
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2010, 91% of our feedstocks were comprised of inedible animal fats, used cooking oil and inedible corn oil, while as recently as 2007 we used 100% refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to September 2011, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2010 was $0.42 per pound, or $3.16 per gallon of biodiesel, in 2010, compared to $0.25 per pound, or $1.88 per gallon of biodiesel, in 2006, $0.36 per pound, or $2.72 per gallon of biodiesel, in 2007 and $0.51 per pound, or $3.85 per gallon of biodiesel, in 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel.

Over the period from January 2008 to September 2011, the price of choice white grease, an inedible animal fat (based on daily closing nearby prices for Missouri River delivery of choice white grease as reported by The Jacobsen), have ranged from $0.0950 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average price for choice white grease during 2010 was $0.29 per pound, or $2.34 per gallon of biodiesel, compared to $0.33 per pound, or $2.64 per gallon of biodiesel, in 2008, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel.

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

•	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallons).
(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).
(2)	Inedible corn oil prices are reported as the monthly average of the daily market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).
(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
(4)	Edible/tech tallow prices are based on the monthly average of the daily low sales prices of Missouri River tech tallow as reported by The Jacobsen (based on 7.6 pounds per gallon).

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between each of them and the biodiesel price per gallon, from January 2008 to September 2011.

(1)	Biodiesel prices are based on the monthly average of the midpoint of the high and low prices of B100 (Upper Midwest) as reported by The Jacobsen.
(2)	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).
(3)	Choice white grease prices are based on the monthly average of the daily low price of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
(4)	Spread between biodiesel price and choice white grease price.
(5)	Spread between biodiesel price and soybean oil (crude) price.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned facilities, including transportation, storage and insurance costs to the extent paid for by our customers;
•	fees from toll manufacturing at our facilities for third parties;
•	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;
•	resale of finished biodiesel and raw material feedstocks acquired from others;
•	sales of glycerin, other co-products of the biodiesel production process; and
•

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit, which we receive directly when we sell our biodiesel blended with petroleum-based diesel, primarily as B99.9, a less than one percent petroleum-based diesel mix with biodiesel, rather than in pure form, or B100, as well as, from the United States Department of Agriculture, or USDA, Advanced Biofuel Program and RINs.

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

Cost of goods sold for our Biodiesel segment includes:

•

with respect to our production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

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

Cost of goods sold for our Services segment includes:

•

with respect to our facility management and operations activities, primarily salary expenses for the services of management employees for each facility and others who provide procurement, marketing and various administrative functions; and

•

with respect to our construction management services activities, primarily our payments to subcontractors constructing the production facility and providing the biodiesel processing equipment, and, to a much lesser extent, salaries and related expenses for our employees involved in the construction process.

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa headquarters.

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A preferred stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income, the impairment of investments we made in biodiesel plants owned by third parties and the changes in valuation of the Seneca Holdco, LLC liability associated with the put and call options on the equity interest in Seneca Landlord, LLC, or Landlord.

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our ownership percentage, our significant operational influence due to our management of biodiesel operations at a third party owned facility and participation by one of our employees on the facility’s board of directors. Prior to our acquisition on July 12, 2011, we accounted for our approximately 9% ownership interest in SoyMor under the equity method due to our ownership interest, MOSA and board seat. In the past, we used this method to account for our interests in other entities where we had a significant management roll under a MOSA and had board participation. One of our wholly-owned subsidiaries acquired substantially all of the assets of SoyMor in July 2011; therefore, beginning on the date of acquisition we are no longer accounting for our interest under the equity method, and the operations of SoyMor, like all of our other wholly-owned subsidiaries are consolidated in our consolidated financial statements. Until January 1, 2011, we used the equity method of accounting to account for the operating results of Bell, LLC which owns our headquarters building. We own 50% of Bell, LLC and one of our employees is a member of Bell, LLC’s board of managers. Under the equity method, we recognized our proportionate share of the net income (loss) of each entity in the line item “Loss from equity investments.”

We use the cost method of accounting to account for our minority investment in three previously managed plants, East Fork Biodiesel, LLC, or EFB, Western Iowa Energy, LLC, or WIE, since May, 2010, and Western Dubuque Biodiesel, LLC, or WDB, since August 2010. Because we do not have the ability to influence the operating and financial decisions of EFB, WIE, or WDB, and do not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. There was a $0.4 million impairment recorded during 2010, relating to the wind up and liquidation of EFB, which fully impaired the remaining investment. We have not recorded any impairment of our investments in WIE or WDB.

In June 2009, the Financial Accounting Standards Board, or FASB, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, we evaluated each investment and determined we do not hold a controlling interest in any of our investments in third party owned plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIEs. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for more information.

On April 8, 2010, we determined that Landlord was a VIE and it was consolidated into our financial statements as we are the primary beneficiary. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for a description of the transaction. We have a put/call option with Seneca Holdco, LLC to purchase Landlord and currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that is significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, LLC, it was determined that we are the primary beneficiary due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the structure of our relationship with Landlord that ultimately gives us the majority of the benefit from the use of Landlord’s assets.

During 2007, we invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby we own 50% of the outstanding units. Bell, LLC owns and leases to us its corporate office building located in Ames, Iowa, which we use as our corporate headquarters. We currently have the right to exercise a call option with the other joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we have determined we are the primary beneficiary of Bell, LLC and have consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810, “Consolidation,” or ASC Topic 810. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for a description of the consolidation.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks of these price fluctuations. However, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. Adverse price movements for these commodities directly affect our operating results. As a result of our acquisitions in 2010 and 2011, our exposure to these risks has increased. In making risk management decisions, we receive input from others with risk management expertise and utilize research conducted by outside firms to provide additional market information.

We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under a three-year agreement with West Central that expired on July 8, 2010. However, we continue to purchase under, and expect to renegotiate terms similar to, those contained in the expired agreement. The purchase price for soybean oil under this agreement is indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

Inedible animal fat was the primary feedstock that we used to produce biodiesel in 2010. During 2011, we have increased our use of inedible animal fat, used cooking oil and inedible corn oil (lower cost feedstocks) as a result of increased biodiesel production at our owned facilities with multi-feedstock processing capabilities. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease derived from pork and poultry fat. We manage lower cost feedstock supply risks related to biodiesel production through supply contracts with lower cost feedstock suppliers/producers. There is no established futures market for lower cost feedstocks. The purchase price for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to hedge against changing lower cost feedstock prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging.

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

We recognize revenues from the following sources:

•

The sale of biodiesel, including RINs, biodiesel co-products and raw material feedstocks purchased by us or produced by us at owned manufacturing facilities, leased manufacturing facilities and manufacturing facilities with which we have tolling arrangements;

•	Fees received under toll manufacturing agreements with third parties;
•	Fees received from federal and state incentive programs for renewable fuels;
•	Fees from construction, operations and project management; and
•	Fees received for the marketing and sales of biodiesel produced by third parties.

Biodiesel sales and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

We refer to agreements under which a biodiesel facility produces biodiesel for a third party using such third party’s feedstock as tolling arrangements. Generally, the party producing the biodiesel receives a per gallon fee. Fees received under toll manufacturing agreements with third parties are generally established at an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental inventive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the blender’s tax credit. In connection with the blender’s tax credit, we file a claim with the Internal Revenue Service for a refund of excised taxes each week for gallons we have blended to B99.9 and sold during the prior week. During 2011, we have collected these claims in approximately 20 days on average from the time we file and we currently have no filed claims older than one month. Other than routine audits of these claims, we have had no denials or challenges of our claims and no issues with collectability. In connection with the USDA Program, funds to be received under this program are allocated to the Company based on our proportionate eligible biofuels production and available funds under the USDA Program. Due to the uncertainty of the amounts to be received, the Company does not record amounts until we have received notification from the USDA or are in receipt of the funds.

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

In the past, we have acted as a sales agent for certain third parties under our MOSAs, thus we recognized revenues on a net basis in accordance with ASC Topic 605-45, “Revenue Recognition.” We included the fees earned under the MOSAs in revenue. Our third party MOSAs all either expired or were terminated during 2010.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment,” or ASC Topic 360-10. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset.

Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. For facilities under construction, management’s estimates also include the capital expenditures necessary to complete construction of the plant. Our facilities under construction are expected to have substantially similar operating capabilities and results as our current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, proximity to shipping from our vendors and to our customers, and our ability to transfer best practices amount our various operating facilities to maximize production volumes and reduce operating costs.

We estimated the future cash flows from the facilities under construction utilizing the following significant assumptions:

Costs to complete: The remaining costs to complete the plant construction were developed by management, using historical and plant-specific knowledge, and external estimates. Management’s estimate of costs included those required to finish the general structure of each facility, as well as furnish it with the appropriate equipment necessary to produce biodiesel. There has not been an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group). There can be no assurance actual costs to complete or upgrade these facilities will be consistent with these estimates.

Gallons sold: We estimated the aggregate gallons to be produced and sold based upon nameplate capacity of the plants under construction coupled with historical operating rates for our existing plants.

Gross margin per gallon: We have estimated rising sales prices and costs after 2011. This annual increase is a consequence of anticipated increased demand for biodiesel, market trends expected for the energy industry and normal inflationary pressures. Biodiesel sales prices were estimated using the expected prices for biodiesel, RINs and co-products. When building the estimate for future prices, we weighed historical evidence, CBOT and NYMEX future prices and industry forecasts. To develop the estimated feedstock prices, we utilized soybean oil as a base coupled with a spread to soybean oil for all other feedstocks based on historical experience and expected future price changes.

Plant operation costs: We estimated plant operation costs to increase with production, until a steady cost level is reached once the plants are operating in a stabilized manner. Plant operating costs are estimated based upon costs at currently operating plants and take into account the size of the plants under construction and production volumes.

Financing of facilities under construction: In 2008, we halted construction on our New Orleans, Louisiana, and Emporia, Kansas facilities as a result of conditions in the biodiesel industry and the credit markets. We continue to pursue financing and intend to complete the facilities when industry conditions improve and financing becomes available on terms satisfactory to us. Since construction halted at these facilities in 2008, we have continued to monitor the construction sites and perform routine maintenance on the partially constructed assets. We also have pursued programs under which we could obtain a government guarantee to enhance our ability to obtain financing for these facilities, but at this point have not been able to obtain any such guarantees. We will continue to pursue such government programs in the future to the extent they arise. If available, we would also consider using funds from operations to fund a portion of the construction at these facilities. As currently configured, the assets can be completed as biodiesel production facilities, or with alternative or additional capabilities for the manufacture of specialty chemicals or other renewable products such as advanced biofuels and renewable chemicals. Some of the existing components could be transported for use at our other production facility locations, or they could be sold to third parties for various uses. The Emporia construction project benefits from a city incentive package that continues through July 1, 2013. In addition, from time to time we have had discussions with potential investors and commercial partners regarding these facilities. We have also invested in third party engineering studies to revise and enhance construction completion plans on a more cost effective basis.

Period of time used in recovery analysis: To estimate the period of time utilized in the recovery analysis, we followed the guidance included in ASC Topic 360-10-35-31, which states in part that estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For purposes of this Subtopic, the primary asset is the principal long-lived tangible asset being depreciated or intangible asset being amortized that is the most significant component asset from which the asset group derives its cash-flow-generating capacity. We considered the plant assets and their operational functionality and determined that the inner equipment of the plants, (e.g. tanks, separators, filters, heaters, etc.), is the most significant component of the asset group. We have determined that the useful life of this equipment has a range of 10-30 years depending on its use, with the majority of the equipment having a 20 year life. Therefore, we have selected a 20 year period from the original date the assets are placed into service as the time period over which the cash flows would be projected.

Our analysis determined that the undiscounted cash flows of each plant exceeded its carrying value by a significant margin and therefore no charge for impairment was needed.

During 2010, certain of our soybean oil supply agreements were cancelled. The original agreements were recorded as intangible assets in the amount of $7.0 million. As a result of the cancellations, the full amount was charged off as an impairment during the quarter ended September 30, 2010.

We also recorded an impairment on deferred financing cost related to Gulf Opportunity Zone, or GOZone, bonds available as part of Congress’ tax incentive program to help the Gulf Coast recover from Hurricane Katrina. We determined that it was not probable that the GOZone bonds allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to the deadline, and accordingly, we returned our allocation prior to the deadline. The amount of the impairment for the quarter ended September 30, 2010 was $0.3 million.

Total asset impairment charges of $7.5 million were recorded for the nine months ended September 30, 2010.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. There has been no impairment of goodwill recorded in 2011, 2010 or 2009.

We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our services reporting unit using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel segment, as well as a weighted average cost of capital (WACC) of approximately 19% were used to determine the reporting unit’s fair value.

Income before income taxes and loss from equity investments, as it appears in the segment footnote disclosure, presents only the income from third parties after the elimination of intersegment revenues and associated costs. The Company’s declines in income before income taxes and loss from equity investments for the services reporting unit are primarily a result of construction revenues being derived from company-owned facilities during this period and the termination of four third party MOSAs, which occurred in early 2010. Two of these MOSAs ceased because the facilities to which services were being provided were acquired in business combinations. During the periods presented in the annual financial statements the amount of service revenues earned from third parties declined, but the amount of service revenues earned from the biodiesel segment increased. After incorporating intersegment revenues, presented in the segment footnote, income before income taxes and loss from equity investments increased from 2009 to 2010 and again for the nine-month period ended September 30, 2011 compared to the same period in the prior year. Additionally, the operating results for the services segment were significantly impacted by the significant improvement in the biodiesel industry primarily induced by the volume requirements set forth in RFS2. Since services revenue from facility management and operations is principally earned on a per gallon basis, improvements in industry production volumes generally yield similar improvements in the services reporting unit operating income, cash flows and estimated fair value. Therefore, we do not believe the recent operational results of the services segment represent an indicator of impairment for the reporting unit.

The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. No impairment of goodwill was recorded in 2011, 2010 or 2009. Results of the services reporting unit goodwill impairment test as of July 31, 2011 and 2010 indicated the estimated fair value of the services reporting unit was $52 million and $46 million, respectively, as compared to a carrying value of $20 million and $23 million, respectively.

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

On December 31, 2009, we determined that it is unlikely that our deferred tax assets will be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At September 30, 2011, we had net deferred income tax assets of approximately $24.6 million with a valuation allowance of $19.7 million, which resulted in a net deferred tax asset of $4.9 million and is partially offset by an accrued liability of $1.5 million for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

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

Consolidations. Prior to January 1, 2010, we consolidated Blackhawk according to the then existing requirements of ASC Topic 810 as it was determined that we were the primary beneficiary. We determined that we were the primary beneficiary as we held significant variable interest through which we received the majority of Blackhawk’s expected losses or the majority of its expected residual returns. Variable interests in Blackhawk held by us were the subordinated convertible note, membership units, guaranty of indebtedness of up to $1.5 million, warrants, MOSA and the designed-build agreement.

As a result of the consolidation, all accounts of Blackhawk have been included in our financial statements as of May 9, 2008, the date of the transaction. As required by ASC Topic 810 the assets, including cash of $2.2 million, and liabilities consolidated by us were recorded at their relative fair values.

On May 9, 2008, we, through our subsidiary entered into a MOSA with Blackhawk. The agreement provides for the overall management of Blackhawk’s facility by REG, including the procurement of feedstocks as necessary for the operation of the plant, performance of administrative, sales and marketing functions and other services as needed. The term of the agreement is five years from the end of the first month in which biodiesel was produced for sale and will continue thereafter unless one of the parties gives 24-months notice to terminate the agreement. The MOSA is still in affect with Blackhawk, now known as REG Danville, LLC, and upon notice, will expire on April 30, 2014.

Beginning in March 2009, Blackhawk, now REG Danville, LLC, entered into a series of monthly toll processing agreements with REG under which Blackhawk has agreed to process biodiesel for the account of REG using feedstocks provided by REG. These agreements have continued on substantially similar terms since that time. REG has been obligated to request Blackhawk to produce a minimum amount of biodiesel under these agreements, which minimum is determined on a monthly basis. Blackhawk receives a set fee per gallon up to 2.5 million gallons produced and a reduced fee per gallon thereafter, which is also determined on a monthly basis. The agreements also waive the biodiesel production fee of $0.0425 per gallon payable to REG under the terms of the MOSA.

On January 1, 2010, we deconsolidated Blackhawk as a result of adopting ASU No. 2009-17, as it was determined that we were no longer the primary beneficiary. Although the financial arrangements mentioned above resulted in us holding a substantial variable interest in Blackhawk, Blackhawk did not give us the power through the MOSA or the tolling arrangements to direct the activities that most significantly impact Blackhawk’s economic performance. Specifically, we entered into a tolling arrangement with Blackhawk on a month to month basis which required Blackhawk’s Board to approve the monthly volume and toll fee paid to Blackhawk. While we proposed this amount, the Blackhawk Board ultimately determined whether the volume and toll fee was acceptable to Blackhawk each month, which was the primary driver of Blackhawk’s economic performance. In addition, while the MOSA requires that we provide certain services for Blackhawk, the terms of the MOSA as well as Blackhawk’s limited liability company agreement explicitly specified ultimate power to direct the activities and business affairs of Blackhawk was held by its independent board. We concluded the activities that were most significant to Blackhawk’s economic performance, including budgeting, feedstock procurement, marketing and securing and allocating capital, were performed by Blackhawk’s independent board and therefore indicate our role in the MOSA was that of a service provider. Specifically, although we were able to make recommendations on the pricing of feedstock and finished product, these recommendations were presented to the independent board or its delegate for approval. We did not act as the independent board’s delegate. Furthermore, although we provided input in determining the capital and operating budget for the production facility, ultimate authority to approve the operating budget rested with Blackhawk’s Board which also was required to approve all capital expenditures before costs are incurred.

As a result of the above agreements and upon adoption of ASU No. 2009-17, we determined we were not the primary beneficiary of Blackhawk. Consequently, subsequent to adopting this accounting pronouncement, we deconsolidated Blackhawk. Upon deconsolidation, an equity investment in Blackhawk of $4.0 million and a subordinated convertible note receivable of $24.3 million were recognized at fair value using the option available under ASC Topic 825, “Financial Instruments,” or ASC Topic 825, and the previously consolidated amounts were removed from the consolidated balance sheet. The difference between the amounts recognized at fair value and the removal of the previously consolidated amounts was recorded to retained earnings (accumulated deficit).

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

On April 8, 2010, we determined that Landlord was a VIE and consolidated it into our financial statements as we are the primary beneficiary (ASC Topic 810). We have a put/call option with Seneca Holdco, LLC to purchase Landlord and we currently lease the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, LLC, we determined that we are the primary beneficiary because the equity owners are our stockholders; our ability to direct the activities that most significantly impact Landlord’s economic performance; and the design of the leasing arrangement that ultimately gives us the majority of the benefit from the use of Landlord’s assets. We have elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco, LLC and the associated put and call options. Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we have consolidated as the primary beneficiary.

During 2007, we invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby we own 50% of the outstanding units. Commencing January 1, 2011, we have the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we determined we were the primary beneficiary of Bell, LLC and consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for a description of the consolidation.

Valuation of Preferred Stock Embedded Derivatives. The terms of our Series A preferred stock provide for voluntary and, under certain circumstances, automatic conversion of the Series A preferred stock to common stock based on a prescribed formula. In addition, shares of Series A preferred stock are subject to redemption at the election of the holder beginning February 26, 2014. The redemption price is equal to the greater of (i) an amount equal to $13.75 per share of Series A preferred stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A preferred stock. Under ASC Topic 815-40, “Derivatives and Hedging,” or ASC Topic 815-40, we are required to bifurcate and account for as a separate liability certain derivatives embedded in our contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contain all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A preferred stock, see “Note 4—Redeemable Preferred Stock” to our condensed consolidated financial statements.

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

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	September 30, 2011	December 31, 2010	February 26, 2010	December 31, 2009	December 31, 2008	June 30, 2008
Expected volatility	40.00%	40.00%	40.00%	50.00%	55.00%	55.00%
Risk-free rate	2.70%	4.10%	4.40%	4.11%	4.39%	4.58%

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

Valuation of Seneca Holdco, LLC Liability. In connection with the agreements under which we lease the Seneca facility (See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements), we have the option to purchase, or Call Option, and Seneca Holdco, LLC has the option to require us to purchase, or Put Option, the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, LLC, the Put Option and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event may significantly impact the fair value assigned to the Seneca Holdco, LLC liability as we determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco, LLC liability are as follows:

	September 30, 2011	December 31, 2010	April 9, 2010
Expected volatility	50.00%	50.00%	50.00%
Risk-free rate	2.70%	2.45%	3.36%
Probability of IPO	75.00%	70.00%	60.00%

Preferred Stock Accretion. Beginning October 1, 2007, the date that we determined that there was a more than remote likelihood that our then outstanding preferred stock would become redeemable, we commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which restricted our ability to execute a qualified public offering, our historical operating results and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, we had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities,” or ASC Topic 480-10-S99.

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

Accretion of $6.5 and $18.6 million for the three and nine months ended September 30, 2011, respectively, and $5.4 and $21.6 million for the three and nine months ended September 30, 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

The discount rate used in the DCF analysis is based on macroeconomic, industry and company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in our debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of our publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average 20-Year Baa-rated corporate bond rate during the previous 12 months representing a reasonable market participant rate based on our publicly traded industry peers. Our cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward looking market data.

Discount rates utilized in our DCF model are as follows:

	September 30,	December 31,	February 26,	December 31,	December 31,	June 30,
	2011	2010	2010	2009	2008	2008
Discount rate	18.00%	16.00%	15.00%	13.00%	15.00%	13.50%

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

Results of Operations

Three and nine months ended September 30, 2011 and September 30, 2010

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Biodiesel	$233,925	$62,965	$518,346	$142,109
Biodiesel government incentives	22,497	-	38,763	3,674

Total biodiesel	256,422	62,965	557,109	145,783
Services	80	157	140	1,165

Total	256,502	63,122	557,249	146,948
Costs of goods sold
Biodiesel	201,878	56,569	463,962	132,518
Services	79	68	121	601

Total	201,957	56,637	464,083	133,119

Gross profit	54,545	6,485	93,166	13,829
Selling, general and administrative expenses	11,045	5,782	25,134	16,599
Impairment of assets	-	7,336	-	7,477

Income (loss) from operations	43,500	(6,633)	68,032	(10,247)
Other income (expense), net	(41,404)	(811)	(63,000)	2,144
Income tax benefit (expense)	(4,752)	-	(4,752)	3,728
Income (loss) from equity investments	649	(173)	501	(554)

Net income (loss) attributable to REG	(2,007)	(7,617)	781	(4,929)
Effects of recapitalization	-	-	-	8,521
Accretion of preferred stock to redemption value	(6,477)	(5,367)	(18,553)	(21,613)
Undistributed dividends allocated to preferred stockholders	(3,221)	(2,961)	(9,467)	(7,034)

Net loss attributable to the Company’s common stockholders	$(11,705)	$(15,945)	$(27,239)	$(25,055)

Revenues. Our total revenues increased $193.4 million, or 306%, and $410.3 million, or 279%, to $256.5 million and $557.2 million for the three and nine months ended September 30, 2011, respectively, from $63.1 million and $146.9 million for the three and nine months ended September 30, 2010, respectively. This increase was due to an increase in biodiesel revenues as follows:

Biodiesel. Biodiesel revenues including government incentives increased $193.4 million, or 307%, and $411.3 million, or 282%, to $256.4 million and $557.1 million during the three and nine months ended September 30, 2011, respectively, from $63.0 million and $145.8 million for the three and nine months ended September 30, 2010, respectively. This increase in biodiesel revenues was due to an increase in both gallons sold and selling price. Due to higher RIN and energy prices in the first nine months of 2011, our average B100 sales price per gallon increased $2.54, or 80%, and $2.08, or 66%, to $5.72 and $5.24 during the three and nine months ended September 30, 2011, respectively, compared to $3.18 and $3.16 during the three and nine months ended September 30, 2010, respectively. The increase in sales price from the first nine months of 2010 to the first nine months of 2011 contributed to an $85.1 million increase in revenues when applied to the number of gallons sold during the first nine months of 2010. Gallons sold, excluding tolled gallons, increased 23.2 million, or 130%, and 55.8 million, or 136%, to 41.1 million and 96.7 million during the three and nine months ended September 30, 2011, respectively, compared to 17.9 million and 40.9 million during the three and nine months ended September 30, 2010, respectively. The increase in gallons sold for the nine months ended September 30, 2011 accounted for a revenue increase of $292.4 million using pricing for the first nine months of 2011. We tolled 5.6 million gallons and 7.5 million gallons at the REG Houston facility for the nine months ended September 30, 2011 and 2010, respectively. This increase in gallons sold reflects significantly stronger market demand primarily as a result of RFS2. In response to this increase in demand, our Ralston, Newton, Danville and Seneca facilities produced biodiesel continuously through the first three quarters of 2011, and REG Albert Lea commenced operations during third quarter 2011. In addition to the increase in gallons sold and selling price, we received notification and payment of $9.9 million from the USDA Advanced Biofuel Program during third quarter 2011.

With the 2011 blenders’s tax credit set to expire on December 31, 2011, we believe there may be an industry-wide acceleration of gallons sold in the fourth quarter of 2011 and the resulting buildup of biodiesel inventories may reduce gallons sold in the first quarter of 2012. This may be further influenced by the ability of Obligated Parties to satisfy up to 20% of their RVO for 2012 through RINs obtained in 2011.

Services. Services revenues decreased $0.1 million, or 50%, and $1.1 million, or 92%, to $0.1 million for the three and nine months ended September 30, 2011, respectively, from $0.2 million and $1.2 million for the three and nine months ended September 30, 2010, respectively. This decrease was due to our decision to cancel our remaining network plant MOSAs during 2010.

Costs of goods sold. Our cost of goods sold increased $145.4 million, or 257%, and $331.0 million, or 249%, to $202.0 million and $464.1 million for the three and nine months ended September 30, 2011, respectively, from $56.6 million and $133.1 million for the three and nine months ended September 30, 2010, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the 2011 period as follows:

Biodiesel. Biodiesel cost of goods sold increased $145.3 million, or 257%, and $331.5 million, or 250%, to $201.9 million and $464.0 million for the three and nine months ended September 30, 2011, respectively, compared to $56.6 million and $132.5 million for the three and nine months ended September 30, 2010, respectively. The increase in biodiesel cost of goods sold is primarily the result of the additional gallons sold in the 2011 period as discussed above and an increase in average feedstock prices. Average inedible animal fat costs for the three and nine months ended September 30, 2011 were $0.50 and $0.47 per pound, respectively, compared to $0.27 and $0.28 per pound for the three and nine months ended September 30, 2010, respectively. Soybean oil costs for the three and nine months ended September 30, 2011 were $0.58 and $0.57 per pound, respectively, and were $0.38 and $0.37 per pound for the three and nine months ended September 30, 2010, respectively. We had gains of $6.1 million and $4.0 million from hedging activity in the three and nine months ended September 30, 2011, respectively, compared to gains of $0.4 million and $0.9 million from hedging arrangements in the three and nine months ended September 30, 2010, respectively.

Services. Costs of services increased $0.0 million and decreased $0.5 million to $0.1 million for the three and nine months ended September 30, 2011, respectively, from $0.1 million and $0.6 million for the three and nine months ended September 30, 2010, respectively. Costs incurred to perform services under the MOSAs decreased due to our decision to cancel the MOSAs during 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $11.0 million and $25.1 million for the three and nine months ended September 30, 2011, respectively, compared to $5.8 million and $16.6 million for the three and nine months ended September 30, 2010 respectively. SG&A expenses increased $5.2 million, or 90%, and $8.5 million, or 51%, for the three and nine months ended September 30, 2011, respectively. The increase was partly related to the additional non-cash stock compensation expense of $1.1 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. Additionally, depreciation expense increased $0.2 million, the provision for bad debt expense increased $1.3 million, travel expense increased $0.2 million and insurance expense increased approximately $0.2 million, for an aggregate of $1.9 million, in the first nine months of 2011 when compared to the same period for 2010. During third quarter 2011, we accrued $3.1 million in expense related to the 2011 cash incentive plan based upon the achievement of the company performance targets for 2011.

Other income (expense), net. Other expense was $41.4 million and $63.0 million for the three and nine months ended September 30, 2011 and other expense was $0.8 million and other income was $2.1 million for the three and nine months ended September 30, 2010. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $38.5 million and $55.6 million of expense for the three and nine months ended September 30, 2011, respectively, and $2.0 million and $7.0 million for the three and nine months ended September 30, 2010, respectively. We refer to the combination of the Call Option and the Put Option related to the purchase of the membership interest of Landlord, which owns the Seneca facility, as the Seneca Holdco liability. The change in fair value of the Seneca Holdco liability was $1.0 million and $2.5 million of expense for the three and nine months ended September 30, 2011, respectively, and was $1.8 million and $2.1 million of expense for each of the three and nine months ended September 30, 2010. Interest expense increased $0.7 million and $2.4 million for the three and nine months ended September 30, 2011, respectively, from $1.5 million and $3.2 million for the three and nine months ended September 30, 2010, respectively. This increase was primarily attributable to the debt related to the consolidation of Landlord during 2010 and new borrowings on the WestLB Revolver.

Income tax benefit (expense). There was income tax expense recorded during the quarter ended September 30, 2011 of $4.8 million, compared to an income tax benefit of $3.7 million for the nine months ended September 30, 2010. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition in 2010. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance recorded after finalization of the Blackhawk and CIE purchase accounting transactions resulted in an income tax benefit for the nine months ended September 30, 2010. During the third quarter 2011, the Company revised its forecasted taxable income for the current year end and projected it would incur an income tax liability for the twelve months ending December 31, 2011. The forecasted income tax liability results from a significant increase in taxable income, as well as limitations on the Company’s ability to utilize its entire carryforward net operating losses in 2011. The revised forecast resulted in an income tax expense of $4.8 million in both the three and nine months ended September 30, 2011. At September 30, 2011, we had net deferred income tax assets of approximately $24.6 million with a valuation allowance of $19.7 million, which resulted in a net deferred tax asset of $4.9 million and was partially offset by an accrued liability for uncertain tax benefits. The Company had an income tax liability of $7.5 million as of September 30, 2011.

Income/(loss) from equity investments. Gain from equity investments was $0.5 million for the first three quarters of 2011 and a loss of $0.6 million for the first three quarters of 2010. The change is due to lower levels of overall biodiesel production at equity method investees that were generating gross losses during the first nine months of 2010 and the change of investments from equity method to cost method during the last half of 2010, coupled with a gain of $0.7 million from our investment in SoyMor biodiesel when we purchased the assets of SoyMor during the quarter ended September 30, 2011.

Effects of Biofuels Merger Recapitalization. In February 2010, we acquired REG Biofuels, Inc., or Biofuels, our accounting predecessor, which transaction we refer to as the Biofuels Merger. Due to the Biofuels Merger, we recorded the one-time effect from recapitalization of $8.5 million in 2010. To account for the exchange of one series of preferred shares for the newly issued series of preferred shares, we compared the fair value of the preferred shares issued to the carrying amount of the preferred and common shares that were redeemed. The excess of the carrying amount of preferred and common shares that were redeemed over the fair value of the preferred shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $6.5 million and $18.6 million for the three and nine months ended September 30, 2011, respectively, compared to $5.4 and $21.6 million for the three and nine months ended September 30, 2010, respectively. During the first quarter of 2010, we accreted two months of the previously issued Biofuels preferred stock (redemption date of August 1, 2011) and one month of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after the Biofuels Merger in 2010 as a result of the new redemption amount and redemption date of our Series A Preferred Stock.

Undistributed dividends. Undistributed preferred stock dividends were $3.2 million and $9.5 million for the three and nine months ended September 30, 2011, respectively, compared to $3.0 million and $7.0 million for the three and nine months ended September 30, 2010, respectively. During the first quarter of 2010, we accrued dividends of the previously issued Biofuels preferred stock prior to the Biofuels Merger on February 26, 2010. All prior undistributed dividends were forgone and cancelled as part of the merger agreement.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through September 30, 2011, we received cash proceeds of $132.2 million from private sales of preferred stock and common stock. Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for at least the next twelve months. At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $30.9 million and $4.3 million, respectively. At September 30, 2011, we had total assets of $469.2 million, compared to total assets of $369.6 million at December 31, 2010. At September 30, 2011, we had debt of $109.4 million, compared to debt of $96.1 million at December 31, 2010.

Our borrowings (in millions) are as follows:

	September 30, 2011	December 31, 2010
Revolving lines of credit	$10.6	$9.5
REG Danville term loan	22.3	23.6
REG Newton term loan	23.1	23.6
REG Albert Lea term loan	10.0	-
Other	2.5	3.1

Total notes payable	$68.5	$59.8

Seneca Landlord term loan	$36.3	$36.3
Bell, LLC promissory note	4.6	-

Total notes payable - variable interest entities	$40.9	$36.3

On February 26, 2010, in connection with the Blackhawk Merger, our subsidiary, REG Danville assumed a $24.6 million term loan, as well as a $5.0 million revolving credit line with Fifth Third Bank that expired on November 30, 2010. As of September 30, 2011, there was $22.3 million of principal outstanding under the term loan. The term loan is secured by our Danville facility. The term loan bears interest at a fluctuating rate per annum equal to LIBOR plus the applicable margin of 4%. Until June 30, 2010, REG Danville was required to only make monthly payments of accrued interest. Beginning on July 1, 2010, REG Danville was required to make monthly principal payments equal to $135,083 plus accrued interest. In addition to these monthly payments, as a result of the amendment to the loan agreement dated February 26, 2010, REG Danville was required to make annual principal payments equal to 50% of REG Danville’s Excess Cash Flow (as defined in the loan agreement), or the 50% Excess Payment, with respect to each fiscal year until $2.5 million has been paid from the Excess Cash Flow. Thereafter, REG Danville was required to make annual payments equal to 25% of its Excess Cash Flow. Excess Cash Flow is equal to EBITDA less certain cash payments made during the period including principal payments, lease payments, interest payments, tax payments, approved distributions and capital expenditures. REG Danville did not have Excess Cash Flow during 2010 and no amounts have been accrued or paid. REG Danville was subject to various loan covenants that restrict its ability to take certain actions, including prohibiting it from paying any dividend to us until the 50% Excess Payment is made and certain financial ratios are met. The term loan was due to mature on November 3, 2011 and was refinanced as described below. A one-time principal payment was made in November 2011 totaling $6.2 million and is classified in current maturities of notes payable within the condensed consolidated balance sheet at September 30, 2011. The one-time principal payment includes $2.0 million paid from the debt service reserve, which was reduced from $3.5 million to $1.5 million, which is the continuing guarantee obligation of Renewable Energy Group, Inc. Amounts outstanding on the term loan were $22.3 million as of September 30, 2011.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The loan is secured by our Danville facility. Renewable Energy Group, Inc. has guaranteed the debt service reserve of $1.5 million related to this loan. The Loan Agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company.

On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of September 30, 2011, there was $23.1 million of principal outstanding under the AgStar Loan and $0.6 million of principal outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan, which provides that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization schedule. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year-end thereafter, until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the

Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. REG Newton was not required to make a Debt Reserve deposit for 2010. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments of approximately $60,000 per month within two months after the enactment of the reinstated blenders’ tax credit, which was March 1, 2011. The AgStar Loan matures on March 8, 2013 and the AgStar Line expires on March 5, 2012. The AgStar Line is secured by REG Newton’s accounts receivable and inventory.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by us. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock is paid for daily as it is processed. Biodiesel is purchased and paid for by Bunge the following day. In June 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of September 30, 2011, we had $4.0 million outstanding under these agreements.

We and certain of our subsidiaries entered into a Revolving Credit Agreement with WestLB, AG, or the WestLB Revolver, dated as of April 8, 2010. We guarantee the WestLB Revolver. The initial available credit amount under the WestLB Revolver is $10 million with additional lender increases up to a maximum commitment of $18 million. Advances under the WestLB Revolver are limited to the amount of certain of our qualifying assets that secure amounts borrowed. The WestLB Revolver requires that we maintain compliance with certain financial covenants. The term of the WestLB Revolver is two years and expires on April 8, 2012. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The WestLB Revolver is secured by assets and ownership interests of our subsidiaries. As of September 30, 2011, we had $10.0 million outstanding under the WestLB Revolver.

In connection with our agreement to lease the Seneca facility, Landlord received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million to fund certain repairs to the Seneca facility. Landlord leases the Seneca facility to our subsidiary, REG Seneca, with rent being set at an amount to cover debt service and other expenses. REG Seneca pays Landlord a $600,000 annual fee, payable quarterly, which is guaranteed by us. See “Note 6 – Variable Interest Entities” to our condensed consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of September 30, 2011. The effective rate at September 30, 2011 was 3.23%. Interest is paid monthly. Principal payments have been deferred until February 2012. At that time, Landlord will be required to make monthly principal payments of $201,389, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca facility. The balance of the note as of September 30, 2011 was $36.3 million.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building located in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $15,000 plus interest. The note bears interest at a rate of 4.50% per annum and the note matures July 14, 2014. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.6 million at September 30, 2011.

On August 4, 2011, REG Albert Lea entered into a Loan Agreement with USRG Holdco IX, LLC (USRG) and USRG Management Company, LLC, under which USRG agreed to loan REG Albert Lea $10.0 million (the

Loan) for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. Interest is charged at a fixed rate and is payable monthly. The interest rate was 12% at September 30, 2011. The Loan is secured by the assets and operations of the facility. The Loan is due December 15, 2011. Amounts outstanding on the loan were $10.0 million as of September 30, 2011.

As of September 30, 2011, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net cash flows from operating activities	$22,960	$(5,597)
Net cash flows from investing activities	(1,875)	(3,936)
Net cash flows from financing activities	5,539	15,164
Net change in cash and cash equivalents	26,624	5,631
Cash and cash equivalents, end of period	$30,883	$11,486

Operating activities. Net cash provided in operating activities was $23.0 million and net cash used in operating activities was $5.6 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided from operating activities is largely related to improved operating margins realized from an increase in market demand, gallons sold and plant utilization. For the nine months ended September 30, 2011, the net income was $0.8 million, which includes an increase in the non-cash change in the preferred stock embedded derivative liability of $55.6 million, depreciation and amortization expense of $6.5 million, non-cash stock compensation expense of $3.0 million and an increase in the non-cash change in the Seneca Holdco liability of $2.1 million. These charges were offset by non-cash benefits including a $3.4 million increase for changes in the deferred tax benefit. We also used $42.5 million to fund net working capital requirements, consisting of a $16.4 million increase in inventory due to increase sales volume, a $20.7 million increase in accounts receivable, a $14.6 million increase in prepaid expenses and a decrease in deferred revenues of $8.3 million, which was partially offset by a $17.5 million increase in accounts payable and accruals. The net result was a cash source from operations of $23.0 million.

The net use of cash from operating activities for the nine months ended September 30, 2010 of $5.6 million reflects $4.9 million in net losses from operations, which includes non-cash charges for impairment of intangible assets of $7.3 million, depreciation expense of $3.7 million and non-cash change in Seneca Holdco liability of $2.0 million. These charges were offset by non-cash benefits including a $3.7 million increase for changes in the deferred tax benefit and a $7.0 million change in the fair value of preferred stock conversion feature embedded derivative. It also included a net working capital decrease of $5.1 million which included an accounts receivable decrease of $4.7 million and a prepaid expense decrease of $0.6 million, which was partially offset by a net decrease in accounts payable and accruals of $5.8 million and a decrease in deferred revenues of $4.6 million. The net result was a cash use from operations of $5.6 million.

Investing activities. Net cash used for investing activities for the nine months ended September 30, 2011 was $1.9 million, consisting of net cash used to pay for facility construction of $2.3 million and cash provided from the release of restricted cash in the amount of $0.4 million. Net cash used in investing activities for the nine months ended September 30, 2010 was $3.9 million, consisting primarily of cash paid for Seneca construction of $3.9 million.

Financing activities. Net cash provided from financing activities for the nine months ended September 30, 2011 was $5.5 million, which represents $10.0 million in borrowings on our USRG debt and $1.0 million in borrowings on our WestLB Revolver. This was offset by $3.5 million in principal payments in connection with outstanding notes payable. We also paid $1.3 million related to the pending issuance of common and preferred stock and $0.7 million for debt issuance cost. Net cash provided from financing activities for the nine months ended September 30, 2010 was $15.2 million, which reflects an $8.0 million cash investment in our common stock, $4.0 million cash proceeds received from the Seneca investors and $5.5 million in borrowings on our line of credit.

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

We continue to be in discussions with lenders in an effort to enter into equity and debt financing arrangements to meet our projected financial needs for facilities under construction and capital improvement projects for our operating facilities. Since these discussions are ongoing, we are uncertain when or if financing will be available. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase our leverage and interest costs and would likely be secured by certain of our assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing and future stockholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries.

Contractual Obligations:

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2010:

	Payments Due by Period
		Less Than	Years	Years	More Than
	Total	1 Year	1-3	4-5	5 Years

	(In thousands)
Long Term Debt (1)	$99,774	$30,097	$36,660	$7,974	$25,043
Operating Lease Obligations (2)	89,214	7,268	23,799	15,005	43,142
Purchase Obligations (3)	18,087	10,039	8,048	-	-
Other Long-Term Liabilities (4)	2,201	160	301	80	160

	$209,276	$47,564	$68,808	$23,059	$68,345

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with these obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligation for our production facilities and partially completed facilities.
(4)	Includes incentive compliance and other facility obligations. Also, represents $1.5 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain the amounts have not been classified by period.

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

Commodity Price Risk

Over the period from January 2007 through September 2011, average petroleum-based diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.38 per gallon during this period. Over the period from January 2006 through September 2011, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4057 per pound during this period. Over the period from January 2008 through September 2011, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3230 per pound during this period.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2010. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our soybean oil and lower cost feedstock requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2010 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	67.9	gallons	10%	$ 19.2	87.2%
Lower Cost Feedstocks	398.3	pounds	10%	$ 11.8	53.5%
Soybean Oil	40.5	pounds	10%	$ 1.6	7.1%

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

We are subject to interest rate risk relating to REG Danville’s $24.6 million term debt financing with Fifth Third Bank. The term loan bears interest at a fluctuating rate based on a range of rates above 30-day LIBOR. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points. Interest accrued on the outstanding balance of the loan at December 31, 2010 at 4.26%.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our June 30, 2011 Quarterly Report, as amended, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Quarterly Report on Form 10-Q for the period ended June 30, 2011, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

On July 12, 2011, we issued 80,000 and 1,770,000 shares of its common stock to SoyMor Cooperative and SoyMor Biodiesel, LLC, respectively, in exchange for substantially all the assets of SoyMor Biodiesel, LLC and SoyMor Cooperative’s soy lecithin assets. Of the 1,850,000 shares issued, REG owns 166,139 shares due to its original investment in SoyMor Biodiesel, LLC. The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description
3.1(b)	Form of Second Amended and Restated Certificate of Incorporation of the Registrant, to be in effect prior to the completion of Renewable Energy Group, Inc.’s (the “Registrant’s) proposed initial public offering (incorporated by reference to Exhibit 3.1(b) to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
3.1(c)	Form of Third Amended and Restated Certificate of Incorporation, to be in effect prior to the completion of the Registrant’s proposed initial public offering (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.1	Investment Agreement, dated as of July 15, 2011, by and among Renewable Energy Group, Inc. (the “Registrant”) and certain holders of the Registrant’s Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 21, 2011).
10.2	Second Amendment to Stockholders Agreement, dated as of July 15, 2011, by and among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 21, 2011).
10.3	Consent and Amendment to Registration Rights Agreement, dated as of July 15, 2011, by and among the Registrant and certain stockholders of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed July 21, 2011).
10.4	Loan Agreement, dated as of August 4, 2011, by and among REG Albert Lea, LLC, USRG Holdco IX, LLC and USRG Management Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 10, 2011).
10.5	Note of REG Alberta Lea, LLC. dated August 4, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 10, 2011).
10.6	Pledge Agreement, dated as of August 4, 2011, by and among Renewable Energy Group, Inc. and USRG Holdco IX, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed August 10, 2011).
10.7	Guaranty of Renewable Energy Group, Inc. of the obligations of REG Alberta Lea, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed August 10, 2011).
10.8*	Employment Agreement, dated as of August 1, 2006, by and between the Registrant and Daniel J. Oh (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1, filed August 24, 2011).
10.9	Master Loan Agreement, dated as of March 8, 2010, by and between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.10	Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.11	First Amendment to Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.12	Third Amendment to Loan Agreement, dated February 26, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.13	Amended and Restated Credit Agreement, dated as of April 8, 2010, among Seneca Landlord, LLC and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.14	Revolving Credit Agreement dated as of April 8, 2010, by and among REG Marketing and Logistics Group, LLC, REG Services Group, LLC, the Registrant and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.15	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.16†	Biodiesel Purchase Agreement by and between the Registrant and Pilot Travel Centers LLC, dated January 1, 2011 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.17	Limited Waiver Agreement, dated as of May 13, 2011, by and between Fifth Third Bank and REG Danville, LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.18	Feedstock Purchase and Sale Agreement, dated as of July 6, 2009, by and among Blackhawk Biofuels, LLC (the predecessor in interest to REG Danville LLC), REG Marketing & Logistics Group, LLC, and Bunge North America, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.19	Biodiesel Purchase and Sale Agreement, dated as of October 22, 2009, by and among REG Marketing & Logistics Group, LLC, Central Iowa Energy LLC (the predecessor in interest to REG Newton LLC) and Bunge North America, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.20†	Toll Agreement, dated as of September 25, 2009, by and between REG Houston, LLC and ED&F Man Biofuels, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.21	Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Registrant, and REG Services, LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
10.22	Loan Agreement, dated as of August 4, 2011, by and between USRG Holdco IX, LLC, REG Albert Lea, LLC, and USRG Management Company, LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1, filed September 8, 2011).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

*	Management Compensatory Agreement
†	Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: November 14, 2011	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer and Director

Dated: November 14, 2011	By:	/s/ Chad Stone
Chad Stone
Principal Financial Officer

Dated: November 14, 2011	By:	/s/ Chad Baker
Chad Baker
Principal Accounting Officer