Form 10-K
period 2011-12-31
Renewable Energy Group, Inc.
filed 2012-03-20
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35397

RENEWABLE ENERGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4785427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 South Bell Avenue, Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (515) 239-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, there was no market for the registrant’s Common Stock or Class A Common Stock. As of February 29, 2012, 7,200,000 shares of Common Stock, and 21,605,407 shares of Class A Common Stock of the registrant were issued and outstanding.

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

i

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	the effect of governmental programs on our business;

•	government policymaking and mandates relating to renewable fuels;

•	the future price and volatility of feedstocks;

•	the future price and volatility of petroleum and products derived from petroleum;

•	our utilization of forward contracting and hedging strategies to minimize feedstock and other input and output price risks;

•	expected future financial performance;

•	our liquidity and working capital requirements;

•	availability of federal and state governmental tax credits and incentives;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to estimate our feedstock demands and biodiesel sales;

•	our ability to procure feedstocks;

•	our dependence on sales to a limited number of customers and distributors;

•	our ability to incorporate new feedstocks into our production process;

•	technological obsolescence;

•	the acquisition of licenses or other rights to technology from third parties;

•	our expectations regarding future expenses;

•	our ability to successfully implement our acquisition and integration strategy;

•	our ability to manage facilities for others;

•	government regulatory and industry certification, approval and acceptance of our product;

•	progressing facilities currently under development to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction;

•	our ability to protect our proprietary technology and trade secrets;

•	market acceptance of biodiesel;

•	the development of competing alternative fuels and energy services;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•

critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired; and

•	assumptions underlying or relating to any of the foregoing.

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

General

We are the largest producer of biodiesel in the United States based on gallons produced. We participate in each aspect of biodiesel production, from acquiring feedstock, managing construction and operating biodiesel production facilities to marketing, selling and distributing biodiesel and its co-products. During 2011, we sold approximately 150 million gallons of biodiesel and had total revenues of $824.0 million.

We operate a network of six biodiesel plants, with an aggregate nameplate production capacity of 212 mmgy. We have acquired four of our six facilities since February 2010. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries and marketing renewable products, positions us to capitalize on growing demand for biodiesel, renewable chemicals and other advanced biofuels. Our experience has enabled us to develop extensive expertise in biorefinery operations, from facility construction management and feedstock procurement to biodiesel production, marketing, logistics and risk management.

We are a low-cost biodiesel producer. We primarily produce our biodiesel from a wide variety of lower cost feedstocks, including inedible animal fat, used cooking oil and inedible corn oil. We also produce a smaller portion of our biodiesel from higher cost virgin vegetable oils. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biodiesel producers, particularly those that rely on higher cost virgin vegetable oils, such as soybean oil.

During 2008, we took advantage of the downturn in the biodiesel industry and began acquiring biodiesel businesses and biodiesel production capacity. In 2010, we became the largest biodiesel producer in the United States by selectively acquiring two strategically located biodiesel plants in Danville, Illinois and Newton, Iowa and leasing a plant in Seneca, Illinois, which we then acquired in January 2012. We also acquired a partially constructed biodiesel plant in Clovis, New Mexico facility in August 2010. On July 12, 2011, we completed the acquisition of the former SoyMor biodiesel facility in Albert Lea, Minnesota.

Biodiesel benefits from many government programs. The most important of these programs is RFS2, which we expect will create significant, stable and growing demand for our biodiesel. According to the National Biodiesel Board, or NBB, biodiesel was the only commercially significant advanced biofuel being produced in the United States in 2011. On July 1, 2010, RFS2 became effective, requiring for the first time that a portion of the diesel fuel consumed in the United States be renewable. In response, according to EIA estimates, 939 million gallons of biodiesel were produced in the United States in 2011, compared with 309 million gallons in 2010. The EPA, based on data from its EPA Moderated Transaction System, or EMTS, which was put in place beginning July 1, 2010 for RFS2 compliance, reports total production of biomass-based diesel for 2011 of approximately 1.1 billion gallons, of which approximately 43 million was imported. Per EMTS, approximately 1 billion of the 1.1 billion gallons of biomass-based diesel produced in 2011 was biodiesel, the remaining being non-ester renewable diesel. We are not aware of the reason for the differences in the reported volumes by the EIA and EPA.

Fully Integrated Platform

Our integrated approach to biodiesel production consists of:

•

Design, Build and Upgrade. We have developed expertise in designing, managing the construction of and upgrading biodiesel plants. We have managed the design and construction of ten commercial-scale biodiesel plants on our own behalf and for third parties. Our design, build and upgrade experience has enabled us to improve and test new production technologies that enable lower operating costs, improved yields, and expand our ability to use lower cost feedstocks. This expertise has also allowed us to quickly and cost effectively upgrade and integrate the biodiesel plants we have acquired. We intend to leverage this experience into the design and construction of renewable chemical and other advanced biofuel production facilities as we expand into these areas.

•

Operate and Manage. We manage the operation of our six biodiesel production facilities and have managed production facilities for others. In total, we have operated ten different biodiesel plants over the last five years. This operational experience allows us to improve our production process efficiency and quality and to deploy best practices throughout our network. A key element in successfully managing a biodiesel plant is the procurement of feedstock. We believe our strong knowledge and history in feedstock markets allows us to procure feedstock more efficiently and reliably than our competitors. We believe our operational expertise also enables us to effectively integrate new facilities we acquire and manage facilities for others.

•

Marketing. We market both the biodiesel we produce as well as biodiesel produced by others throughout the United States. We believe we are able to capture business from the largest customers, namely large United States petroleum refiners and national truck stop chains, whose demand cannot be met by smaller producers or marketers that do not have our scale or national reach.

We believe our biorefinery platform and experience running a fully integrated biorefining company is highly attractive to technology companies working on developing renewable chemicals and advanced biofuels. We are able to offer to co-locate these companies’ equipment and production processes at our existing facilities, as well as to offer design-build, operations and management capabilities to accelerate the commercialization of these companies’ products.

Plant Network

Our production network consists of the following facilities.

Property	Nameplate Production Capacity[1]	Production Capacity for Current Feedstock Mix		REG Operations Commenced	Feedstock Capability
Completed

Ralston, Iowa	12	12		2003	Refined Oils and Fats

Albert Lea, Minnesota[2]	30	30		2006[2]	Refined Oils and Fats[3]

Newton, Iowa	30	24		2007	Crude, High FFA and Refined Oils and Fats

Seabrook, Texas	35	33		2008	Refined Oils and Fats[3]

Danville, Illinois	45	37		2009	Crude, High FFA and Refined Oils and Fats

Seneca, Illinois	60	54	[4]	2010	Crude, High FFA and Refined Oils and Fats

Partially Constructed				% Complete

St. Rose, Louisiana	60	n/a		~45%	Crude, High FFA and Refined Oils and Fats

Emporia, Kansas	60	n/a		~20%	Crude, High FFA and Refined Oils and Fats

Clovis, New Mexico	15	n/a		~50%	Crude, High FFA and Refined Oils and Fats

[1]	The nameplate capacity listed above is based on soy.
[2]

SoyMor began operations of the biodiesel facility located in Albert Lea, Minnesota in 2006 under our management. In February 2008, SoyMor stopped production and idled the facility. In July 2011, one of our subsidiaries acquired the biodiesel facility and has recommenced operations of the facility.

[3]	We plan on upgrading this facility to produce biodiesel using crude and high FFA oils and fats when project financing becomes available.
[4]

Our Seneca facility includes three production lines, each with a 20 mmgy production capacity. One of these three production lines was not operating at December 31, 2011, but the production line became operational during January 2012.

In addition to the production facilities listed above, REG maintains a testing laboratory in its corporate headquarters in Ames, Iowa. The testing laboratory allows us to test various feedstocks for their conversion into biodiesel, as well as various manufacturing processes available in the production of biodiesel. Through a subsidiary we are a 50% owner of 416 South Bell, LLC, which owns and leases to us our corporate headquarters located at 416 South Bell Avenue, Ames, Iowa 50010, comprised of 60,480 square feet of office and laboratory space, under a lease that expires in December 2017 and is renewable at our option for an additional ten years.

Our Feedstocks and Other Inputs

Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to rapidly change our processing techniques to accommodate different feedstocks and feedstock mixes. For 2011, approximately 83% of our total feedstock usage was lower cost inedible animal fat, used cooking oil or inedible corn oil feedstock and 17% was higher cost soybean oil. Our lower cost feedstock plants generally run on a mix of lower cost feedstocks. As different feedstocks are delivered to the plant, they are combined or segregated into our feedstock storage tanks. Feedstock tanks are then tested and the plant is tuned to optimize the processing of that specific feedstock mix.

We procure our feedstocks from numerous vendors in small to medium quantities. There is no established futures market for lower cost feedstocks. We generally purchase inedible animal fats on a freight delivered basis and purchase in one to four week forward positions. Used cooking oil and inedible corn oil can be purchased in nearby forward positions of three to twelve months, and are sometimes indexed to the New York Mercantile Exchange, or NYMEX, heating oil index. We maintain both long term contractual arrangements and long term trading relationships with key feedstock suppliers, which provide us with an advantage. Some of these relationships are with our investors including West Central and Bunge. Higher cost virgin vegetable oil feedstocks like soybean oil can be purchased on a spot or forward contract basis from a number of suppliers.

We work with developers of next generation feedstocks, such as algae, camelina and jatropha oil, to assist them in bringing these new feedstocks to market. We have converted each of these feedstocks, as well as other second generation feedstocks, into high quality biodiesel in our laboratory. We believe we are well positioned to incorporate these new feedstocks into our production process as they become commercially available.

We obtain methanol, chemical catalysts such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.

Distribution

We have established a national distribution system to supply biodiesel throughout the United States. Each of our facilities is equipped with an on-site rail loading system, a truck loading system, or both, and a logistics and supply chain management staff. We also manage some customers’ biodiesel storage tanks and replenishment process. We lease more than 280 railcars for transportation and lease biodiesel storage tanks in 12 terminals as of December 31, 2011. Typically, the terminals where we lease our biodiesel storage tanks are petroleum fuel terminals so that fuel distributors and other biodiesel customers can create a biodiesel blend at the terminal before further distribution. Terminal leases typically have one to three-year terms and are generally renewable subject to certain terms and conditions. We have sold biodiesel in 43 states and Canada.

Risk Management

The prices for feedstocks and biodiesel can be volatile and are not always closely correlated. Lower cost feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biodiesel price risks, we utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.

In establishing our risk management strategies, we draw from our own in-house risk management expertise and we consult with industry experts, such as Bunge, an international commodity trading firm which is also a principal stockholder. Bunge provides risk management services to us pursuant to a master services agreement. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energies, which we then can incorporate into our risk management strategies.

Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in Northern and Midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather, as compared to the most commonly used petroleum-based diesel fuel. This seasonal fluctuation is strongest for biodiesel made from inedible animal fats and used cooking oil. Biodiesel made from those feedstocks has a higher cloud point, the point at which a fuel begins to gel, than biodiesel produced from soybean oil, canola oil, or inedible corn oil, which may cause cold weather performance issues.

Competition

While we are the largest producer of biodiesel in the United States, we still face competition in the biodiesel market from other biodiesel producers, marketers and distributors. Our principal methods of competition are product quality, both biodiesel and RIN quality, supply reliability and price. We also face competition in the biomass-based diesel Renewable Identification Number, or RIN, compliance market from producers of renewable diesel, in the advanced biofuel RIN compliance market from producers of other advanced biofuels and in the distillate fuel market from producers and suppliers of petroleum-based diesel fuel. In the United States and Canadian biodiesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill, Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial, sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses.

We also face competition from independent biodiesel producers. Unlike us, most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of our competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biodiesel traders such as Mansfield, Astra, Gavilon, Tenaska and ED&F Man. These trading companies have far greater financial resources than we do and are able to take significant biodiesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.

In the amended Renewable Fuel Standard, or RFS2, biomass-based diesel and the Canadian renewable fuel requirement markets, we are in competition with producers of renewable diesel, such the Dynamic Fuels, LLC, the joint venture between Syntroleum Corporation and Tyson Foods, Inc. Renewable diesel, like biodiesel, is a petroleum-based diesel substitute made from renewable feedstocks. Renewable diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Some of the producers of renewable diesel, including future producers like Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International, may have greater financial resources than we do. In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels such as Brazilian sugarcane ethanol producers.

The biodiesel industry is also in competition with the petroleum-based diesel fuel industry. The size of the biodiesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Without government incentives and requirements, biodiesel may be more expensive than petroleum-based diesel, making it difficult to compete with petroleum-based diesel on price.

Government Programs Favoring Biodiesel Production and Use

The biodiesel industry benefits from numerous federal and state government programs, the most important of which is RFS2.

Renewable Fuel Standard

On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Renewable diesel is not currently available in the United States in significant commercial quantities and thus, biodiesel is expected to satisfy the vast majority of the RFS2 biomass-based diesel requirement for the foreseeable future. RFS2 requires 800 million gallons of biomass-based diesel in 2011, one billion gallons in 2012 and at least one billion gallons each year thereafter, with such higher amounts subject to EPA discretion. In June 2011, the EPA proposed a 1.28 billion gallon biomass-based diesel requirement for 2013. As such, we expect RFS2 to create a consistent and stable demand for biodiesel.

The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is intended to be satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, which is intended to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is intended to be satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.

The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, or sugarcane-based ethanol. The additional advanced biofuel requirement is approximately 150 million gallons in 2011 and 500 million gallons in 2012. As biodiesel is currently the only advanced biofuel produced in the United States in significant commercial quantities, we expect the RFS2 advanced biofuel requirement to increase demand for biodiesel.

The advanced biofuel renewable volume obligation, or RVO, is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biodiesel than sugarcane-based ethanol to meet the required volumes as each gallon of biodiesel counts as 1.5 gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biodiesel to meet their advanced biofuel RVO.

The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states or Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and requires these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of RINs from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum companies, such as ExxonMobil, Valero, ConocoPhillips, British Petroleum, Chevron and Shell, represent the majority of the total RVOs, with the remainder made up of smaller refiners and importers.

Renewable Identification Numbers

The EPA created the renewable identification number, or RIN, system to track renewable fuel production and compliance with the renewable fuel standard. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. In the case of biodiesel, 1.5 biomass-based diesel RINs may be generated for each gallon of biodiesel produced. Most renewable fuel, including biodiesel, is then sold with its associated RINs attached. Under the RFS2 regulations, the RINs may also be separated from the gallons of renewable fuel and once separated they may be sold as a separate commodity. RINs are ultimately used by Obligated Parties to demonstrate compliance with the RFS2. Obligated Parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An Obligated Party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS2 must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS2 requirements.

The value of RINs is significant to the price of biodiesel. In July 2010 when RFS2 became effective, biomass-based diesel RINs began trading at approximately $0.55 per RIN. By the end of the year, the 2010 biomass-based diesel RIN value had become increasingly significant to the price of biodiesel, contributing approximately $1.11, or 26% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel. As of December 31, 2011, RINs contributed approximately $1.83, or 38% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel.

Blenders’ Tax Credit

The blenders’ tax credit provided a $1.00 per gallon excise tax credit to the first person who blends the biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders’ tax credit can then be credited against such blenders’ federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders’ tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The blenders’ tax credit again expired as of December 31, 2011 and it is uncertain whether it will be reinstated.

State Programs

Several states have enacted legislation providing incentives for the use of biodiesel, requiring the use of biodiesel, or both. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11, however such taxes will not apply after December 31, 2018 unless such exemption is extended. Illinois’ program has made that state the largest biodiesel market in the country. During 2011, Iowa offered a $0.03 per gallon income tax credit to petroleum marketers of B2 blends. In May 2011, Iowa signed into law a bill that encourages Iowa’s petroleum marketers to blend biodiesel into on-road and off-road diesel in a multi-year incentive program beginning in 2012. In 2012, retailers earn $0.02 per gallon for B2 blends or $0.045 per gallon for B5 blends. For 2013 through 2017, retailers earn $0.045 per gallon of B5. The new law also creates a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon produced in an Iowa facility up to the first 25 million gallons per production plant. In Texas, biodiesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100. In addition, recent regulatory changes by the Texas Department of Revenue and Texas Commission on Environmental Equality have removed regulatory barriers and eliminated limitations to blending biodiesel under the Texas Low Emissions Diesel program.

According to the U.S. Department of Energy, more than 40 states currently have implemented various programs that encourage the use of biodiesel through blending requirements as well as various tax incentives. Currently, Minnesota requires a B5 blend. Minnesota legislation also calls for future steps to increase blends to B10 and then B20, in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania, Massachusetts and Washington have all adopted legislation requiring biodiesel blends beginning at B2 with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut, Vermont and Massachusetts, and the City of New York have adopted legislation requiring biodiesel blends for heating oil.

In addition, several states have adopted or are considering adopting a low carbon fuel standard, or LCFS, requiring a reduction in the amount of lifecycle carbon intensity in their transportation fuels. Biodiesel has lower carbon emissions than petroleum-based diesel and is thus expected to benefit from increased demand in states like California that have adopted a LCFS. California’s LCFS calls for a reduction in greenhouse gas emissions from transportation fuels of 10% by 2020.

Although we believe that state requirements for the use of biofuels increase demand for our biodiesel within such states, they generally may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to states that have use requirements or tax incentive programs.

Environmental Matters

Our biofuel facilities, like other fuel and chemical production facilities, are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; ecological and natural resources; and the health and safety of our employees, contractors and the public. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each network facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to human health and the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. However, we do not currently have any such proceedings either pending or threatened against our facilities. Furthermore, we do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.

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

Our air emissions are subject to the federal Clean Air Act and similar state and local laws and associated regulations. For example, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAPs, under the federal Clean Air Act that apply to facilities that we own or manage if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process, boilers and process heaters. New or expanded facilities would be required to comply with such standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit our operating flexibility. Other federal and state emission limitations, such as New Source Performance Standards, may also apply to facilities we own or manage. Because other domestic biodiesel manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

We do transport and dispose of small quantities of hazardous materials from our on-site research and testing laboratories. The facilities in our network have been and may in the future be located on or adjacent to industrial property. There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies or private parties, we may be responsible under the Comprehensive Environmental Response Compensation and Liability Act or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We are not aware of any material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

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

On July 12, 2011, we acquired for stock all the assets and certain liabilities of SoyMor cooperative and SoyMor Biodiesel, LLC.

On January 24, 2012, we exercised an option to purchase our Seneca facility, which we previously operated under lease. The exercise price of the option was $12 million, of which approximately $937,000 was previously paid, and 60,000 shares of our Common Stock.

On January 24, 2012, we completed our initial public offering in which we sold 6.8 million shares of our Common Stock at a price to the public of $10.00 per share. Our Common Stock is currently traded publicly on the NASDAQ Global Market under the symbol “REGI.”

Employees

As of December 31, 2011, we employed 245 full-time employees, including 185 in operations, procurement, logistics and technical, 17 in sales and marketing and 43 in administration. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.

Intellectual Property

We rely primarily on trade secret laws and contractual restrictions to protect our technology. As of December 31, 2011, we had two issued United States patents, which expire in December 2018 and September 2024, one pending United States patent application and eight pending foreign patent applications. We also jointly own with Crown Iron Works Company twelve issued foreign patents, one pending United States patent application and four pending foreign patent applications. In addition, we jointly own with POS Pilot Plant Corporation of Saskatchewan, Canada one United States patent, which we acquired from SoyMor on July 12, 2011 as part of the SoyMor acquisition.

Customers

As of December 31, 2011, we had 274 customers, only one of which, Pilot Travel Centers LLC, or Pilot, accounted for 10% or more of our total revenues. Sales to Pilot for 2010 and 2011 were $62.6 million and $189.8 million, respectively, representing approximately 29% and 23% of biodiesel revenues, respectively, and 29% and 23%, respectively, of our total revenues.

Executive Officers of the Registrant

Daniel J. Oh, age 47, has served as our Chief Executive Officer and as a director since September 2011 and President since April 2009. Mr. Oh served as our Chief Operating Officer from June 2007 to September 2011, our Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at Agri Business Group, Inc., or ABG, an agribusiness management consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Member and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the United States Army, earning the rank of Major. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as a director for the Ames Economic Development Commission. Mr. Oh’s employment agreement with us provides that he will serve as a director.

Chad Stone, age 42, has served as our Chief Financial Officer since August 2009. Prior to joining us, he was a Director at Protiviti Inc., a global business consulting and internal audit firm, from October 2007 to May 2009. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and was a manager at Arthur Andersen from July 1992 to August 1997. He holds an M.B.A. in Finance from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.

Brad Albin, age 49, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General

Manager for West Central, one of our predecessors from October 2005 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 22 years of experience in executive operations positions in multi-feedstock biodiesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin is currently the President of the Iowa Renewable Fuels Association and was the Vice President in 2011. Mr. Albin holds a B.S. in chemistry from Eastern Illinois University.

David Elsenbast, age 50, has served as our Vice President, Supply Chain Management since April 2009. From August 2006 to April 2009, Mr. Elsenbast served as our Vice President, Procurement. Prior to joining us, Mr. Elsenbast served in the same role for West Central, since April 2006. Mr. Elsenbast has also served on the Board of the American Fats and Oils Association since October 2009. From 1990 to March 2006, Mr. Elsenbast served in various roles for Milk Specialties Company, an animal nutrition company, including Vice President of Business Development, Vice President of Operations and Purchasing and General Manager. Mr. Elsenbast has over 27 years in agricultural business development, supply chain management, operations, and purchasing. Mr. Elsenbast holds a B.S. in agricultural business from Iowa State University.

Gary Haer, age 58, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biodiesel sales in the United States. Mr. Haer has over 15 years of experience in the biodiesel industry. Mr. Haer is currently Chairman of the NBB’s Governing Board and has been elected to various officer positions during his tenure from 1998 to 2011. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.

ITEM 1A.	Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.

Risk Associated With Our Business

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

The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for our biodiesel in 2011 was directly attributable to the implementation of RFS2. In addition, we believe that biodiesel prices in 2011 benefited significantly from RFS2.

There can be no assurance that Congress or the EPA will not repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. The petroleum industry has opposed the retroactive application of certain provisions of the rule and fundamental fairness in the implementation of policy involved in RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biodiesel failing to qualify as a required fuel would materially decrease the demand for and price of our biodiesel, which would materially and adversely harm our revenues and cash flows.

If Congress decides to repeal or curtail RFS2, or if the EPA is not able or willing to enforce RFS2 requirements, the demand for our biodiesel based on this program and any increases in demand that we expect due to RFS2 would be significantly reduced or eliminated and our revenues and operating margins would be materially harmed. In addition, although we believe that state requirements for the use of biofuels increase demand for our biodiesel within such states, they generally may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from petroleum refiners and petroleum fuel importers in the 48 contiguous states or Hawaii, which are defined as “Obligated Parties” in the RFS2 regulations, in connection with federal requirements, may shift to states that have use requirements or tax incentive programs.

The EPA is required to determine the volume of biomass-based diesel that will be required each year beginning in 2013 based on the EPA’s consideration of a variety of factors, including biomass-based diesel production, consumption, and infrastructure issues, the likely impact of biomass-based diesel production and use in a variety of areas, including climate change, energy security, the agricultural sector, air quality, transportation fuel costs, job creation, and water quality, and other factors. RFS2 requires that the biomass-based diesel annual volume requirement be at least 1 billion gallons in each of those years. In June 2011, the EPA proposed a 1.28 billion gallon biomass-based diesel volume requirement for 2013. As of the filing of this report, the 2013 requirement for biomass-based diesel has not been finalized. The EPA has announced that it will issue a final determination as expeditiously as practicable. Extended delay in the final determination or a determination that the biomass-based diesel requirement would be less than the proposed 1.28 billion gallons for 2013 may reduce the demand for and price of our biodiesel, which would adversely harm our revenues and cash flows.

Our gross margins are dependent on the spread between biodiesel prices and feedstock costs.

Our gross margins depend on the spread between biodiesel prices and feedstock costs. Historically, the spread between biodiesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price for the amount of choice white grease, a common inedible animal fat used by us to make biodiesel, was $1.83 in 2008, $1.25 in 2009, $1.06 in 2010 and $1.32 in 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.61 per gallon in 2008, $0.39 in 2009, and $0.25 per gallon in 2010, and $0.89 in 2011, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. For 2011, approximately 83% of our total feedstock usage was inedible animal fat, used cooking oil or inedible corn oil and 17% was soybean oil, compared to approximately 91% for inedible animal fat, used cooking or inedible corn oil and 9% for soybean oil in 2010.

Biodiesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biodiesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government tax incentives supporting renewable fuels, rather than biodiesel production costs. A lack of close correlation between production costs and biodiesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, including, but not limited to, a reduction in the value of Renewable Identification Numbers, or RINs, such as the temporary decrease that occurred in October 2011, would adversely affect our gross margins, cash flow and results of operations. For a detailed description of RINs, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.”

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

The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade, and global supply and demand. The significance and relative impact of these factors on the price of feedstocks is difficult to predict, especially without knowing what types of feedstock materials will be optimal for use in the future, particularly at new facilities that we may construct or acquire.

Since 2009, we have principally used inedible animal fats, used cooking oil and inedible corn oil as our feedstocks for the production of biodiesel. Our decision to shift to these feedstocks resulted from the reduction in profit caused by a significant increase in soybean oil prices, which rose from $0.1435 per pound in February 2001 to $0.7040 per pound in March 2008, and soybean oil having generally remained at high levels since that time. While less volatile than soybean oil, prices for these alternative feedstocks can also vary significantly based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biodiesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. Historically, the price of animal fat has been affected by the amount of slaughter kills in the United States, as well as demand from other markets. If biodiesel production continues to increase in response to RFS2, we expect that more biodiesel producers will seek to use these lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices. Further, the markets for used cooking oil and inedible corn oil are in their nascent stages.

The market and supply for used cooking oil as a feedstock for biodiesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants, it is not generally available in quantities sufficient to cover all our operations. At present, there are a limited number of ethanol plants with the equipment necessary to extract inedible corn oil that can be used in biodiesel production. There are a number of ethanol producers who have announced plans to install corn oil extraction equipment in their ethanol plants. If more ethanol plants do not acquire and utilize corn oil extraction equipment or if ethanol plants are idled, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biodiesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.

We and certain subsidiaries have substantial indebtedness, which subjects us to potential defaults, could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biodiesel industry.

Several of our subsidiaries have a significant amount of indebtedness, some of which we have guaranteed. At December 31, 2011, our total long-term debt was $73.1 million. This includes consolidated long-term debt owed by our Variable Interest Entities, or VIEs, including Landlord and 416 South Bell, LLC, or Bell, LLC. In December 2011, certain of our subsidiaries entered into a new revolving credit agreement replacing our previous revolving credit facility with WestLB, AG. At December 31, 2011, the amount borrowed by our subsidiaries under our lines of credit was $4.0 million, all of which we guaranteed.

All of the agreements for our indebtedness contain financial covenants the breach of which would result in an event of default by us or our subsidiary obligor. At March 31, 2011, REG Danville was not in compliance with its financial covenants requiring it to meet a minimum fixed charge coverage ratio and a maximum funded debt-to-EBITDA ratio and it was necessary for us to obtain a waiver from the lender to avoid a default. At June 30, 2011, September 30, 2011 and December 31, 2011, our Danville subsidiary was in compliance with its financial covenants. For a discussion of the financial covenants related to our debt agreements, see “Management’s discussion and analysis of financial condition and results of operations—Liquidity.”

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

•	limit, among other things, our ability to borrow additional funds.

Loss of or reductions in tax incentives for biodiesel production or consumption would have a material adverse affect on our revenues and operating margins.

The biodiesel industry is also substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program was the federal blenders’ tax credit. The blenders’ tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. Congress allowed the blenders’ tax credit to expire as of December 31, 2009 and then re-enacted the credit in December 2010, retroactively for all of 2010 and prospectively for 2011. The blenders’ tax credit expired again on December 31, 2011 and there is no assurance that it will be reinstated in 2012. Certain ethanol tax credits have recently been proposed to be curtailed or eliminated as part of United States federal deficit reduction efforts. Unlike RFS2, the blenders’ tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. The absence of and uncertainty around the blenders’ tax credit during most of 2010 materially curtailed demand for biodiesel and our ability to cost effectively produce and sell biodiesel, resulting in our idling production at several of our facilities during that period. Although the blenders’ tax credit was reinstated for all of 2010, we were not able to recapture all of the tax credit we would have been able to receive because we had chosen not to blend a significant portion of our production in 2010 after the credit lapsed. It is uncertain what action, if any, Congress may take with respect to extending the blenders’ tax credit beyond 2011 or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. With the blenders’ tax credit expiring on December 31, 2011, we believe that we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their renewable volume obligation, or RVO, for 2012 through RINs obtained in 2011. The resulting buildup of biodiesel inventories may reduce gallons sold in the first quarter of 2012.

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

We and our subsidiaries may incur substantial additional debt in the future, including secured debt. We and certain of our subsidiaries are not currently prohibited under the terms of our debt from incurring additional debt, pledging assets, refinancing our debt or taking a number of other actions that could diminish our ability to make payments thereunder. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

In an attempt to partially offset the effects of volatile of feedstock costs and biodiesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as inedible animal fats and soybean oil, and related commodities, such as heating oil and ultra-low sulfur diesel, or ULSD. The financial impact of such market positions will depend on commodity prices at the time that we are required to perform our obligations under these contracts. Risk management arrangements will also expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Further, our ability to reduce the risk of falling biodiesel prices and rising feedstock costs will be limited as currently there is no established futures market for biodiesel or the vast majority of our feedstocks, nor are fixed-price long-term contracts generally available. As a result, our results of operations and financial position may be adversely affected by increases in the price of feedstocks or decreases in the price of biodiesel that are not managed effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.

One customer, Pilot Travel Centers LLC, or Pilot, accounted for 29% and 23% of our total revenues in 2010 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2012. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biodiesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed.

Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our business is currently focused almost entirely on the production and sale of biodiesel, with glycerin and fatty acid sales and the operations of our Services segment representing only a small portion of revenues. Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the biodiesel industry. For example, in 2009 and the beginning of 2010, we were required to periodically idle our plants due to insufficient demand which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

Technological advances and changes in production methods in the biodiesel industry could render our plants obsolete and adversely affect our ability to compete.

It is expected that technological advances in biodiesel production methods will continue to occur and new technologies for biodiesel production may develop. Advances in the process of converting oils and fats into biodiesel could allow our competitors to produce biodiesel faster and more efficiently and at a substantially lower cost. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. There is no assurance that third-party licenses for any proprietary technologies that we would need access to in order to remain competitive for either existing processes or new technology will be available to us on commercially reasonable terms or that any new technologies could be incorporated into our plants. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, we may not be able to successfully execute our strategy and our results of operations could be substantially harmed.

If we are unable to respond to changes in ASTM or customer standards, our ability to sell biodiesel may be harmed.

We currently produce biodiesel to conform to or exceed standards established by ASTM. ASTM standards for biodiesel and biodiesel blends may be modified in response to new observations from the industries involved with diesel fuel. New tests or more stringent standards may require us to make additional capital investments in, or modify, plant operations to meet these standards. In addition, some biodiesel customers have developed their own biodiesel standards which are stricter than the ASTM standards. If we are unable to meet new ASTM standards or our biodiesel customers’ standards cost effectively or at all, our production technology may become obsolete, and our ability to sell biodiesel may be harmed, negatively impacting our revenues and profitability.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.

Our business depends on transportation services to deliver our products to our customers and to deliver raw materials to us. The costs of these transportation services are affected by the volatility in fuel prices, such as those caused by recent geopolitical and economic events. We have not been able in the past, and may not be able in the future, to pass along part or all of any fuel price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.

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

We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico, that we expect will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before they would be able to commence production. We also have various upgrades planned for our operating facilities. In order to complete construction of these facilities or upgrade our facilities as planned, we will require additional capital. While we intend to finance certain upgrades to our existing facilities in part with a portion of the proceeds from our recently completed initial public offering of common stock and from our cash flow from operations, we will need to raise significant capital in addition to these proceeds to complete construction of the three facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries. We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and cash flow.

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

We regularly review domestic and international acquisitions of biodiesel production facilities and have acquired most of our facilities from third parties. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all. In addition, we may not realize the anticipated benefits of any or all of our past or future transactions and each transaction has numerous risks. These risks include:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	the need to fund significant working capital requirements of any acquired production facilities;

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

In addition, one of our strategic goals is to expand our biodiesel production capabilities into international markets. In the event we expand our operations into international markets through acquisitions or otherwise, we may be exposed to additional risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, export duties, currency fluctuations and restrictions, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws, each of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business is subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

Failure to comply with governmental regulations, including EPA requirements relating to RFS2, could result in the imposition of penalties, fines, or restrictions on our operations and remedial liabilities.

The biodiesel industry is subject to extensive federal, state and local laws and regulations related to the general population’s health and safety and compliance and permitting obligations, including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances, discharges, air and other emissions, as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

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

In addition to the regulations mentioned above, we are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and evolving, requiring us to periodically update our compliance systems. For example, in 2008, we unintentionally generated duplicate RINs as a result of a change to the software we use to manage RIN generation. We voluntarily reported this violation to the EPA and followed EPA guidance in correcting the issue promptly. We recently entered into an administrative settlement agreement with the EPA regarding this violation and paid a fine for this inadvertent violation. Any violation of these regulations by us, inadvertently or otherwise, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business. For a detailed description of RINs, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.”

In October 2011, two RIN fraud cases were brought against biodiesel producers who allegedly were selling biomass-based diesel RINs without having produced the required renewable fuel. The EPA subsequently notified the Obligated Parties that had obtained invalid RINs from these two companies that they were in violation of the RFS2 rules. Many Obligated Parties have responded by refusing RINs from certain companies. While we do not believe this has impacted our sales of biodiesel produced by us, it has had some impact on our ability to sell RINs associated with biodiesel produced by third parties. Many Obligated Parties are beginning to adopt new RIN verification procedures, and the National Biodiesel Board has established a RIN integrity taskforce with representatives from the biodiesel industry and Obligated Parties to address RIN validity concerns. One of the potential outcomes resulting from this heightened concern about RIN validity is new regulations.

Compliance with any new regulations or Obligated Party verification procedures could require significant expenditures to attain and maintain compliance. Failure to comply could result in the imposition of penalties, fines, restrictions on operations, loss of customers and remedial liabilities. These costs and liabilities could have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of any additional regulatory or customer requirements which may be adopted in the future, including whether any such regulations or verification procedures would significantly increase our cost of doing business or affect our operations in any area.

We are a holding company and there are limitations on our ability to receive dividends and distributions from our subsidiaries.

All of our principal assets, including our biodiesel production facilities, are owned by subsidiaries and these subsidiaries are subject to loan covenants that generally restrict them from paying dividends, making distributions or making loans to us or to any other subsidiary. These limitations will restrict our ability to repay indebtedness, finance capital projects or pay dividends to stockholders from our subsidiaries’ cash flows from operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2011 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. For example, we require new employees and consultants to execute confidentiality agreements upon the commencement of their employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that knowhow and inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nevertheless, these agreements may be breached, or may not be enforceable, and our proprietary information may be disclosed. Further, despite the existence of these agreements, third parties may independently develop substantially equivalent proprietary information and techniques. Accordingly, it may be difficult for us to protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Moreover, we cannot assure you that our technology does not infringe upon any valid claims of patents that other parties own. In the future, if we are found to be infringing on a patent owned by a third party, we might have to seek a license from such third party to use the patented technology. We cannot assure you that, if required, we would be able to obtain such a license on terms acceptable to us, if at all. If a third party brought a legal action against us or our licensors, we could incur substantial costs in defending ourselves, and we cannot assure you that such an action would be resolved in our favor. If such a dispute were to be resolved against us, we could be subject to significant damages.

We depend on our ability to maintain relationships with industry participants, including our current stockholders and other strategic partners.

Our ability to maintain commercial arrangements with biodiesel customers, feedstock suppliers, and transportation and logistics services providers may depend on maintaining close working relationships with industry participants including some of our current and principal stockholders, such as Bunge, ED&F Man and West Central. As we continue to develop our business, we expect to use the business relationships of management and our stockholders in order to form strategic relationships such as contractual arrangements, joint ventures, financings or minority investments. There can be no assurance that we will be able to maintain or establish additional necessary strategic relationships, in which case the opportunity to grow our business may be negatively affected.

Some arrangements that we have with large stockholders may not be the result of arm’s-length negotiations.

We have entered into various agreements with West Central, Bunge, ED&F Man and USRG, four of our principal stockholders, and their affiliates, relating to corporate and commercial services that are material to the conduct of our business, and we may enter into additional agreements with these parties and their affiliates. Although we believe that these agreements, as a whole, are no less favorable to us than could be obtained through arm’s-length dealing, these agreements include specific terms and conditions that may be different from terms contained in similar agreements negotiated with unaffiliated third parties. In addition, because these parties are also large stockholders and because we have significant contractual or strategic relationships with these parties, it may be difficult or impossible for us to enforce claims that we may have against one or more of them.

Insiders have substantial control over us and will continue to be able to exercise influence over corporate matters.

As of February 29, 2012, our five largest stockholders beneficially owned, in the aggregate, sufficient shares of our voting stock to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, subject to certain exceptions, two of our largest stockholders, USRG Holdco V, LLC, which together with its affiliates we refer to as USRG, and NGP Energy Technology Partners, L.P., will hold rights to each designate a member of our board of directors for the next three years. This concentration of ownership and contractual power over the appointment of directors could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

In the event we enter into new construction contracts, we may be exposed to a variety of risks that could affect our ability to realize profit.

While our construction services management business has had only limited external operations over the last three years, we intend to continue to pursue opportunities to provide these services. Substantially all of our revenues from our new facility construction services business have been derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we and our subcontractors successfully estimate our costs and then successfully control actual costs and avoid cost overruns. Further, we have historically subcontracted substantially all of our construction work to Todd & Sargent, Inc. and TSW, LLC on a time and materials, rather than fixed, basis. As a result, we have less control over the largest component of our plant construction costs and the risk of cost overruns generally falls on us rather than our subcontractors. If we or our subcontractors do not perform a contract within cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we initially expected. This, in turn, could negatively affect our cash flow, earnings and financial position.

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

We may be obligated to redeem our Series B preferred stock beginning in 2015.

On June 30, 2015, each holder of the then-outstanding shares of Series B preferred stock may require that up to all of such holder’s shares of Series B preferred stock be redeemed by us out of funds lawfully available at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $75 million. In order to satisfy any redemption request, we may need to use limited cash resources on hand, be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our working capital, reduce the funds necessary to operate and grow our business, involve significant dilution to holders of our Common Stock or require the disposition of our key assets. If we are subject to a redemption request, it could have a material adverse effect on our financial condition, results of operations and cash flows, and cause the price of our Common Stock to decline.

Risks Related to the Biodiesel Industry

The market price of biodiesel is influenced by the price of petroleum-based distillate fuels, such as ultra-low sulfur diesel, and decreases in the price of petroleum-based distillate fuels or RIN values would very likely decrease the price we can charge for our biodiesel, which could harm our revenues and profitability.

Historically, biodiesel prices have been strongly correlated to petroleum-based diesel prices and in particular ULSD, regardless of the cost of producing biodiesel itself. We market our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of petroleum-based diesel falls, the price of biodiesel could decline, and we may be unable to produce products that are an economically viable alternative to petroleum-based fuels. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Additionally, demand for liquid transportation fuels, including biodiesel, is impacted by economic conditions. Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum-based fuel prices. A reduction in petroleum-based fuel prices may have a material adverse affect on our revenues and profits if such price decrease reduces the price we are able to charge for our biodiesel.

Under RFS2, the price of biodiesel has been more sensitive to changes in feedstock costs. Increased RIN values have, in part, offset this sensitivity in price resulting from higher feedstock costs. A reduction in RIN values, such as those experienced in October 2011, may have a material adverse affect on our revenues and profits if such price decrease reduces the price we are able to charge for our biodiesel.

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

The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Dynamic Fuels, LLC, has recently announced that their 75 million gallon per year renewable diesel plant in Geismar, Louisiana is producing near its reported capacity and Diamond Green Diesel, LLC has announced that it expects to complete construction of its 137 million gallon per year renewable diesel plant in Norco, Louisiana in late 2012 or early 2013. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business—Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.

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

Increased industry-wide production of biodiesel could have a negative effect on our margins and there remains excess production capacity in the biodiesel industry.

According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and would be in excess of the 1 billion gallon RFS2 requirement for 2012. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 exceeded the 2011 RFS2 requirement, the demand for biodiesel in 2012 could be less than 2012 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for 2012 with gallons used in 2011, meaning that 2011 gallons could be used to satisfy up to 200 million gallons of the 1 billion gallon requirement for 2012. We expect that the carry-over of gallons from 2011, which may have been the result of parties taking advantage of the federal blenders’ credit that expired on December 31, 2011, may have some adverse effect on biodiesel demand in 2012.

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. According to statements made by the CEO of the NBB, as of December 31, 2011, 2.2 billion gallons per year of biodiesel production capacity in the United States were registered under the RFS2 program. Further, plants under construction and expansion in the United States as of December 31 2011, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market and may reduce biodiesel gross margins, harming our revenues and profitability.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel blends imported into Europe, which have effectively eliminated our ability to sell those biodiesel blends in Europe.

In March 2009, as a response to the federal blenders’ tax credit, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated European demand for 20% biodiesel blends, or B20, or higher imported from the United States. The European Commission has extended these tariffs through 2014. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.

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

Because biodiesel is a new product, the environmental impacts associated with biodiesel production and uses have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biodiesel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception of biodiesel and acceptance of biodiesel as an alternative fuel, which also could result in the loss of political support.

To the extent that state or federal laws are modified or public perception turns against biodiesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

Problems with product performance, in cold weather or otherwise, could cause consumers to lose confidence in the reliability of biodiesel which, in turn, would have an adverse impact on our ability to successfully market and sell biodiesel.

Concerns about the performance of biodiesel could result in a decrease in customers and revenues and an unexpected increase in expenses. Biodiesel typically has a higher cloud point than petroleum-based diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and is the conventional indicator of a fuel’s potential for cold weather problems. The lower the cloud point, the better the fuel should perform in cold weather. According to an article published by Iowa State University Extension, the cloud point of biodiesel is typically between 30 °F and 60 °F, while the cloud point of the most common form of pure petroleum-based diesel fuel is typically less than 20 °F. It is our experience that when biodiesel is mixed with pure petroleum-based diesel to make a two percent biodiesel blend, the cloud point of the blended fuel can be 2 °F to 6 °F higher than petroleum-based diesel and the cloud point of a twenty percent biodiesel blend can be 15 °F to 35 °F higher than petroleum-based diesel, depending on the individual cloud points of the biodiesel and petroleum-based diesel. Cold temperatures can therefore cause biodiesel blended fuel to become cloudy and eventually to gel when pure petroleum-based diesel would not, and this can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. The consequences of these higher cloud points may cause demand for biodiesel in northern and eastern United States markets to diminish during the colder months, which are the primary markets in which we currently operate.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which result in higher storage costs. This and other performance problems, including the possibility of particulate formation above the cloud point of a blend of biodiesel and petroleum-based diesel, may also result in increased expenses as we try to remedy these performance problems. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for our biodiesel product, or the production capacity of our facilities will reduce our revenues and have an adverse effect on our cash flows and results of operations.

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

Biodiesel produced in Canada, South America, Europe, Eastern Asia, the Pacific Rim, or other regions may be imported into the United States market to compete with United States produced biodiesel. These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel may be eligible and, therefore, may compete to meet the volumetric requirements. This could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues.

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

In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California is in the process of formulating biodiesel regulations that may also require such an additive. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

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

Risks Related to Our Common Stock

The market price for our Common Stock may be volatile.

The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in the performance or market valuations of other companies engaged in our industry;

•	issuance of new or updated research reports by securities or industry analysts;

•	changes in financial estimates by us or of securities or industry analysts;

•	investors’ general perception of us and the industry in which we operate;

•

changes in the political climate in the industry in which we operate, existing laws, regulations and policies applicable to our business and products, including RFS2, and the continuation or adoption or failure to continue or adopt renewable energy requirements and incentives, including the blenders’ tax credit;

•	other regulatory developments in our industry affecting us, our customers or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;

•	additions or departures of key management or other personnel;

•	litigation;

•	general market conditions in our industry; and

•	general economic and market conditions, including continued dislocations and downward pressure in the capital markets.

In addition, stock markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect on the market price of our Common Stock.

As noted below, a significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. The lapse of these restrictions could cause the market price of our Common Stock to drop significantly, even if our business is performing well.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market after the underwriter lock-up as described below and other liquidity and legal restrictions on resale lapse, the trading price of our Common Stock could decline. Based on shares outstanding as of December 31, 2011, after giving pro forma effect to our IPO and the related recapitalization transactions, we had outstanding a total of 28,650,943 shares of common stock. Of these shares, only the shares of Common Stock sold in the IPO are currently listed and eligible for trading on the Nasdaq Global Market. Our Class A Common Stock will be converted into our Common Stock upon the expiration of the underwriters’ lock-up period and the Series B preferred stock will be convertible into Common Stock after the expiration of the underwriters’ lock-up period at the election of the holders or at our election upon the occurrence of certain events. There is currently no public market for our Class A Common Stock or Series B Preferred Stock, although it is possible that there will be off-market transactions in these classes of stock. The lock-up agreements pertaining to our IPO will expire on July 16, 2012, or the initial lock-up period. Notwithstanding the initial lock-up period, if (i) during the period beginning on June 27, 2012, and ending on July 16, 2012, we issue an earnings release or material news or a material event relating to us occurs; or (ii) prior to the expiration of the initial lock-up period, we announce that we will release earnings results during the 16-day period beginning on the last day of the initial lock-up period, then the restrictions imposed by these lock-up agreements will continue to apply until the expiration of the date that is 15 calendar days plus three business days after the date on which the issuance of the earnings release or the material news or material event occurs. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire and all shares of Class A Common Stock are converted to Common Stock, based on shares outstanding as of December 31, 2011 giving pro forma effect to the completion of our IPO and the related recapitalization transactions, up to an additional 13,879,067 shares of Common Stock will be eligible for sale in the public market, 13,798,764 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, or the Securities Act, and various vesting agreements. An additional 4,284,920 shares of Common Stock will be eligible for public sales upon the conversion of our Series B Preferred Stock. We currently have warrants outstanding that will be exercisable for approximately 17,916 shares of our Class A Common Stock and 87,026 shares of Class A Common Stock will be issuable upon the exercise of outstanding options. All of these shares of Class A Common Stock will become eligible for sale in the public market after the lock-up agreements expire and all shares of Class A Common Stock are converted to Common Stock, to the extent permitted by the provisions of various vesting and other agreements, and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

We may issue additional Common Stock as consideration for future investments or acquisitions.

We have issued in the past, and may issue in the future, our securities in connection with investments and acquisitions. The amount of our Common Stock or securities convertible into or exchangeable for our Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding Common Stock.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, stockholders must look solely to appreciation of our Common Stock to realize a gain on their investment. This appreciation may not occur. Investors seeking cash dividends should not invest in our Common Stock.

Delaware law and our amended and restated certificate of incorporation and bylaws will contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•

the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with rights set by the board of directors, which rights could be senior to those of common stock;

•	a classified board;

•

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the classified board, the election and removal of directors and the ability of stockholders to take action by written consent; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our Common Stock relies in part on the research and reports that equity research analysts publish about us and our business. It is difficult for companies such as ours to attract independent equity research analysts to cover our Common Stock. We do not control these analysts or the content and opinions included in their reports. The price of our Common Stock could decline if one or more equity research analysts downgrade our Common Stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table lists each of our biodiesel production facilities and its location, use, and nameplate production capacity. Each facility listed below is used by our Biodiesel Segment.

FACILITIES IN OPERATION

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biodiesel production	12
Albert Lea, Minnesota	Biodiesel production	30
Newton, Iowa	Biodiesel production	30
Seabrook, Texas	Biodiesel production	35
Danville, Illinois	Biodiesel production	45
Seneca, Illinois	Biodiesel production	60

The following table lists each of our partially constructed biodiesel production facilities, the planned nameplate capacity and the approximate level of completion.

PARTIALLY CONSTRUCTED FACILITIES

Location	Use	Production Capacity (mmgy)	Approximate Completion Level
St. Rose, Louisiana	Biodiesel production	60	50%
Emporia, Kansas	Biodiesel production	60	20%
Clovis, New Mexico	Biodiesel production	15	70%

ITEM 3.	Legal Proceedings

The Company is not a party to any material pending legal proceeding, nor is any of its property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Company’s business and incidental to its business, none of which is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Equity

At December 31, 2011, there was no public trading market for our common stock or our Class A common stock. Our common stock began trading on the NASDAQ Global market on January 19, 2012.

Holders

As of February 29, 2011, there were approximately 375 holders of our Common Stock, and approximately 1,484 holders of record of our Class A Common Stock.

Dividends

We have never paid, and do not intend to pay in the future, a cash dividend on our common stock or Class A common stock. Holders of our Series B preferred stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date, however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of Common Stock, or through any combination of cash and shares of Common Stock. Unless all accumulated and unpaid dividends on the Series B preferred stock are paid in full, we may not pay any dividends on our capital stock. In addition, we have entered into agreements that contractually restrict our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2011, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,483,748	[1]	$23.75	[2]	2,076,252
Equity compensation plans not Approved by security holders	258,535	[3]	—	[2]	—

Total	1,742,283		$23.75		2,076,252

1	Includes stock options of 87,026 and restricted stock units of 1,396,722
2	Restricted Stock Units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
3	Represents restricted stock units for our common stock issued in exchange for services.

Issuer Purchases of Equity Securities

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

Use of Proceeds

On January 24, 2012, we completed the initial public offering of shares of our common stock, in which 7,200,000 shares of common stock were sold at a price to the public of $10.00 per share for an aggregate offering price of $72 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175627), which was declared effective by the SEC on January 18, 2012. The offering commenced as of January 18, 2012 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by UBS Investment Bank and Piper Jaffray as joint book-running managers for the offering, Stifel Nicolaus Weisel and Canaccord Genuity served as co-managers for the offering. The net proceeds from the initial public offering were approximately $60.9 million after deducting underwriting discounts and offering expenses payable by us.

We used approximately $11 million of the net proceeds from the offering to exercise the option we hold to acquire the Seneca Facility. We intend to use the remainder of the net proceeds for working capital, capital expenditures related to improvements of production processes and logistics, and investments, including potential acquisitions, joint ventures and other collaborative arrangements, in new biofuel businesses, production technologies or other assets and in opportunities to extend our biorefinery platform to the production of renewable chemicals and feedstocks. We have no agreements with respect to any material investments at this time.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 36 and our financial statements and related notes included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2011 and 2010, and the selected consolidated statements of operations data for each year ended December 31, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007, and the selected consolidated statements of operations data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements not included in this annual report.

	Year ended December 31,
Consolidated statement of operations data:	2011(3)	2010(1)	2009	2008(2)	2007
	(In thousands, except share and per share amounts)
Revenues:
Biodiesel sales	$757,987	$207,902	$109,027	$69,509	$130,562
Biodiesel government incentives	65,822	7,240	19,465	6,564	9,970

Total biodiesel	823,809	215,142	128,492	76,073	140,532
Services	222	1,313	3,009	9,379	94,018

Total revenues	824,031	216,455	131,501	85,452	234,550

Costs of goods sold:
Biodiesel	696,622	194,016	127,373	78,736	141,748
Services	198	807	1,177	4,470	71,258

Total costs of goods sold	696,820	194,823	128,550	83,206	213,006

Gross profit	127,211	21,632	2,951	2,246	21,544
Total operating expenses	34,479	29,681	24,144	24,208	29,453

Income (loss) from operations	92,732	(8,049)	(21,193)	(21,962)	(7,909)
Total other income (expense), net	(1,323)	(16,102)	(1,364)	(2,318)	36,623

Income (loss) before income tax benefit (expense) and income (loss) from equity investments	91,409	(24,151)	(22,557)	(24,280)	28,714
Income tax benefit (expense)	(2,482)	3,252	(45,212)	9,414	3,198
Income (loss) from equity investments	442	(689)	(1,089)	(1,013)	113

Net income (loss)	88,869	(21,588)	(68,858)	(15,879)	32,025
Less: Net (income) loss attributable to noncontrolling interests	—	—	7,953	2,788	(141)

Net income (loss) attributable to the company	88,869	(21,588)	(60,905)	(13,091)	31,884
Effects of recapitalization	—	8,521	—	—	—
Less: accretion of preferred stock to redemption value	(25,343)	(27,239)	(44,181)	(26,692)	(4,434)
Less: participating preferred dividends	(4,186)	—	—	—	(7,276)
Less: participating restricted stock units	(3,864)	—	—	—	—
Less: undistributed dividends allocated to preferred stockholders	(12,723)	(10,027)	(14,036)	(11,145)	(7,112)

Net income (loss) attributable to the company’s common stockholders	$42,753	$(50,333)	$(119,122)	$(50,928)	13,062

Net income (loss) per share attributable to common stockholders:
Basic	$3.14	$(4.28)	$(15.35)	$(7.67)	$2.51

Diluted	$3.14	$(4.28)	$(15.35)	$(7.67)	$(0.40)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	13,607,840	11,770,848	7,762,891	6,637,422	5,198,597

Diluted	13,607,840	11,770,848	7,762,891	6,637,422	8,094,689

	Year Ended December 31,
	2011 (3)	2010 (1)	2009	2008 (2)	2007
	(In thousands)
Consolidated Balance Sheet Data:

Total assets	$484,447	$369,643	$200,558	$251,984	$169,706

Long-term obligations	73,079	61,024	25,749	41,251	6,424

Redeemable preferred stock	147,779	122,436	149,122	104,607	43,707

(1)	Reflects the deconsolidation of Blackhawk as of January 1, 2010, the acquisition of Blackhawk as of February 26, 2010, acquisition of CIE as of March 8, 2010, acquisition and consolidation of Seneca Landlord as of April 8, 2010, acquisition of Tellurian and ABDF as of July 16, 2010, and the acquisition of Clovis as of September 21, 2010.
(2)	Reflects the consolidation of Blackhawk as of May 9, 2008 and the acquisition of USBG as of June 26, 2008.
(3)	Reflects the acquisition of SoyMor as of July 12, 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning six operating biodiesel production facilities with aggregate nameplate production capacity of 212 million gallons per year, or mmgy. We have transitioned from producing biodiesel from higher cost virgin vegetable oils, such as soybean oil, to primarily producing biodiesel from lower cost feedstocks, such as inedible animal fat, used cooking oil and inedible corn oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, or the Houston facility, a 45 mmgy facility in Danville, Illinois, a 30 mmgy facility in Newton, Iowa, and on July 12, 2011, we completed our acquisition of SoyMor Biodiesel, LLC, or SoyMor, a 30 mmgy biodiesel production facility in Albert Lea, Minnesota. In January 2012, we exercised our option to purchase the 60 mmgy facility in Seneca, Illinois that we previously operated under a lease.

During 2010, we sold 68 million gallons of biodiesel, including five million gallons we purchased from third parties and resold and including eight million gallons we manufactured for others. During 2011, we sold approximately 150 million gallons, including approximately 16 million gallons we purchased from third parties and resold and approximately six million gallons we manufactured for others.

As noted above, on July 12, 2011, we acquired SoyMor’s production facility, now named REG Albert Lea, LLC. We built and operated this facility under a management and operation services agreement, or MOSA, until SoyMor idled the facility in February 2008. In August 2011, we recommenced operations of the facility using soybean oil feedstock. We intend to upgrade the facility to process a wide variety of lower cost feedstocks as project financing becomes available and market conditions warrant. See “Note 6—Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the transaction.

The implementation of the Renewable Fuel Standard, or RFS2, led to a significant year-over-year increase in demand and substantial increase in sales price per gallon during 2011. Over the three years prior to the implementation of RFS2, challenging biodiesel industry conditions had a significant effect on our results of operations. The United States biodiesel industry experienced a downturn beginning in 2008 as a result of a variety of factors, including the imposition of anti-dumping tariffs and countervailing duties on exports of United States biodiesel to the European Union, or EU, the worldwide economic crisis, falling petroleum-based diesel fuel prices, an uncertain regulatory environment and high soybean oil prices. As a result of these factors, the average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen fell from $4.47 per gallon in 2008 to $3.07 per gallon in 2009.

In response to these industry dynamics, we reduced expenses in our biodiesel business by shifting production to lower cost feedstocks such as inedible animal fat, used cooking oil and inedible corn oil. In addition, we periodically idled our plants when there was insufficient demand. Beginning in 2008, the services segment of our business became significantly less active as construction of new biodiesel production facilities largely stopped and the third party-owned facilities managed by us also saw decreased volume from poor industry conditions. However, in anticipation of increased demand for biodiesel as a result of RFS2, we elected to use our available resources and our market position to acquire our Danville and Newton facilities, each of which is capable of processing lower cost feedstock, which we managed prior to acquiring these facilities. We also leased and obtained an option to buy the Seneca facility, a lower cost feedstock facility, and focused on developing sufficient and reliable supplies of lower cost feedstocks.

During the second half of 2010, we and the biodiesel industry began to benefit from RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders’ tax credit, which had expired as of December 31, 2009, was reinstated in December 2010 retroactively for all of 2010 and prospectively for 2011. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel increased significantly in 2011. During 2010, prior to the effectiveness of RFS2 and the reinstatement of the blenders’ tax credit, our average price for B100 was $3.31 per gallon. During 2011, our average price per gallon of B100 was $5.23, or 58% higher than the average price in 2010, and we sold approximately 150 million gallons of biodiesel, including approximately sixteen million gallons we purchased from third parties and resold, compared to approximately 68 million gallons sold in all of 2010.

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

On January 24, 2012, we completed an initial public offering of shares of Common Stock in which we sold 6.9 million shares at a price to the public of $10 per share, raising approximately $64 million after fees and expenses. In connection with the IPO, we effected a 1-for-2.5 reverse stock-split of our Common Stock. In addition, all of our then existing Common Stock was reclassified into shares of Class A Common Stock and all shares of our Series A Preferred Stock were converted into shares of Class A Common Stock and Series B Preferred Stock. Our Common Stock, as reclassified, is traded on the NASDAQ Global Market under the ticker “REGI.”

We derive revenues from two reportable business segments: Biodiesel and Services.

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

•

a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which began production in August 2010, which we operated under a lease in April 2010 and subsequently acquired in January 2012;

•	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;

•	purchases and resale of biodiesel and raw material feedstocks acquired from third parties;

•	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;

•	our production of biodiesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2010 and 2011, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

When we produce a gallon of biodiesel, we generate 1.5 Renewable Identification Numbers, or RINs, per gallon. RINs are used to track compliance with RFS2. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel. When we sell a gallon of biodiesel we generally attach 1.5 RINs. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RINs. The value of RINs is significant to the price of biodiesel, contributing approximately $1.11, or 26%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in December 2010 and $1.83, or 38% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in December 2011.

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

Historically, we provided facility operations management services to owners of biodiesel production facilities. Pursuant to a MOSA with a facility owner, we provided a broad range of management and operations services, typically for a monthly fee based on gallons of biodiesel produced or marketed and a contingent payment based on the facility’s net income. We do not recognize revenues from the sale of biodiesel produced at managed facilities, which is sold for the account of the third party owner. In 2009, we provided notice of termination of our five remaining third party MOSAs because we determined the terms were not favorable to us. During 2010, we ceased providing services to three of these facilities, acquired one and continued to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements. During 2011, we acquired the remaining facility to which we were providing limited services.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel volume requirement, or RVO—biomass-based diesel and advanced biofuel. According to the National Biodiesel Board, or NBB, biodiesel was the only commercially significant RFS2-compliant biomass-based diesel fuel produced in the United States in 2011.

RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of that fact that the blenders’ tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders tax credit while it was still available. This 2011 over production may reduce demand for biodiesel in 2012. The 2012 RFS requirement for biomass based diesel is 1 billion gallons. The 2011 carry-over can be used to satisfy up to 200 million gallons of the 1 billion 2012 requirement.

In June, 2011, the EPA proposed a 1.28 billion gallon biomass-based diesel volume requirement for 2013. As of the filing of this report, the 2013 requirement for biomass-based diesel has not been finalized. EPA has announced that it will issue a final determination as expeditiously as practicable.

The federal blenders’ tax credit provided a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders’ tax credit expired on December 31, 2009, but was reinstated on December 17, 2010, retroactively for 2010 and prospectively for 2011.

The blenders’ tax credit has again expired as of December 31, 2011 and it is uncertain whether it will be reinstated. As a result of the uncertainty about the reinstatement of the blenders’ tax credit for most of 2010, we elected to sell mostly unblended biodiesel. Accordingly, we were not entitled to claim the blenders’ tax credit for these gallons on a retroactive basis. The absence of the blenders’ tax credit during most of 2010 and the fact that RFS2 did not become effective until July of 2010 affected our ability to cost effectively sell biodiesel, and as a consequence, most of our facilities operated at less than 50% utilization in 2010 due to decreased demand for biodiesel.

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

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. During the 2011, RIN value, as reported by OPIS, represented approximately a third of the price of each gallon of biodiesel that we sold.

During 2011, feedstock expense accounted for 73% of our costs of goods sold, while methanol and chemical catalysts expense accounted for 8% and 3% of our costs of goods sold, respectively. Methanol, a reactant in the production process, represents our second largest cost, the price of which is correlated to the cost of natural gas.

Feedstocks for biodiesel production, such as inedible animal fat, used cooking oil, inedible corn oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the supply and demand for biodiesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply for each feedstock:

Feedstock	Factors Influencing Supply
Inedible Corn Oil	Export demand
Implementation of inedible corn oil separation systems into existing and new ethanol facilities
Extraction system yield
Ethanol production

Used Cooking Oil	Export demand
Population
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density
Eating habits, which can be impacted by the economy

Inedible Animal Fat	Export demand
Number of slaughter kills in the United States
Demand for inedible animal fat from other markets

Soybean Oil	Export demand
Weather conditions
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2011, 83% of our feedstocks were comprised of inedible animal fats, used cooking oil and inedible corn oil while in 2007 we used 100% refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to December 2011, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2011 was $0.55 per pound, or $4.13 per gallon of biodiesel, compared to $0.42 per pound, or $3.16 per gallon of biodiesel, in 2010, or $0.25 per pound, or $1.88 per gallon of biodiesel, in 2006, or $0.36 per pound, or $2.72 per gallon of biodiesel, in 2007 and $0.51 per pound, or $3.85 per gallon of biodiesel, in 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel.

Over the period from January 2008 to December 2011, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2011 was $0.46 per pound, or $3.68 per gallon of biodiesel, or $0.29 per pound, or $2.32 per gallon of biodiesel, in 2010, or $0.33 per pound, or $2.64 per gallon of biodiesel, in 2008, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel.

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

•	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (Based on 7.5 pounds per gallons).
(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (Based on 8.5 pounds per gallon).

(2)	Inedible corn oil prices are reported as the monthly average of the daily market values (Based on 8.2 pounds per gallon).
(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (Based on 8.0 pounds per gallon).
(4)	Edible/tech tallow prices are based on the monthly average of the daily low sales prices of Chicago tech tallow as reported by The Jacobsen (Based on 7.6 pounds per gallon).

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from January 2008 to December 2011.

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

Seasonality

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and would be in excess of the 1 billion gallon RFS2 requirement for 2012. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 exceeded the 2011 RFS2 requirement, the demand for biodiesel in 2012 could be less than 2012 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for 2012 with gallons used in 2011, meaning that 2011 gallons could be used to satisfy up to 200 million gallons of the 1 billion gallon requirement for 2012. We expect that the carry-over of gallons from 2011, which may have been the result of parties taking advantage of the federal blenders’ credit that expired on December 31, 2011, will have some adverse effect on biodiesel demand in 2012.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned facilities, including RINs, transportation, storage and insurance costs to the extent paid for by our customers;

•	fees from toll manufacturing arrangements at our facilities for third parties;

•	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biodiesel and raw material feedstocks acquired from others;

•	sales of glycerin, other co-products of the biodiesel production process; and

•

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit, which we receive directly when we sell our biodiesel blended with petroleum-based diesel, primarily as B99.9, a less than one percent petroleum-based diesel mix with biodiesel, rather than in pure form, or B100, as well as, from the USDA Advanced Biofuel Program.

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

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our ownership percentage, our significant operational influence due to our management of biodiesel operations at a third party owned facility and participation by one of our employees on the facility’s board of directors. Prior to our acquisition on July 12, 2011, we accounted for our approximately 9% ownership interest in SoyMor under the equity method due to our ownership interest, MOSA and board seat. In the past we used this method to account for our interests in other entities where we had a significant management role under a MOSA and had board participation. We acquired substantially all of the assets of SoyMor in July 2011; therefore, beginning on the date of acquisition we are no longer accounting for our interest under the equity method, and the operations of SoyMor, like all of our other wholly-owned subsidiaries are consolidated in our consolidated financial statements. Until it was consolidated on January 1, 2011, we used the equity method of accounting to account for the operating results of 416 South Bell, LLC, or Bell, LLC, which owns our headquarters building. We own 50% of Bell, LLC and one of our employees is a member of Bell, LLC’s board of managers. Under the equity method, we recognized our proportionate share of the net income (loss) of each entity in the line item “Income (loss) from equity investments.”

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

For additional information with regards to prior accounting treatment for now acquired investments including Blackhawk and CIE, please see “Note 5—Blackhawk,” “Note 6—Acquisitions and Equity Transactions” and “Note 7—Variable Interest Entities” to our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, we evaluated each investment and determined we do not hold a controlling interest in any of our investments in third party owned plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIE’s. See “Note 7—Variable Interest Entities” to our consolidated financial statements for more information.

On April 8, 2010, we determined that Landlord was a VIE and it was consolidated into our financial statements as we are the primary beneficiary. See “Note 7—Variable Interest Entities” to our consolidated financial statements for a description of the transaction. We had a put/call option with Seneca Holdco, LLC, or Seneca Holdco, to purchase Landlord and leased the plant during 2011 and 2010 for production of biodiesel, both of which represent a variable interest in Landlord that is significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, it was determined that we are the primary beneficiary due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives us the majority of the benefit from the use of Landlord’s assets. On January 24, 2012, we executed the call option and acquired the Seneca Facility. For additional information on the acquisition please see “Note 25—Subsequent Events” to our consolidated financial statements.

During 2007, we invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby we own 50% of the outstanding units. Bell, LLC owns and leases to us its corporate office building located in Ames, Iowa, which we use as our corporate headquarters. Effective January 1, 2011, we have the right to exercise a call option with the other joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we have determined we are the primary beneficiary of Bell, LLC and have consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810, “Consolidation,” or ASC Topic 810. See “Note 7—Variable Interest Entities” to our consolidated financial statements for a description of the consolidation.

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

We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under a three-year agreement with West Central that expired on July 8, 2010. However, we continue to purchase under, and expect to renegotiate terms similar to, the expired agreement. The purchase price for soybean oil under this agreement is indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

Inedible animal fat is the primary feedstock that we used to produce biodiesel in 2011. We have increased our use of inedible animal fat, used cooking oil and inedible corn oil (lower cost feedstocks) as a result of increased biodiesel production at our owned facilities with multi-feedstock processing capabilities. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease derived from pork and poultry fat. We manage lower cost feedstock supply risks related to biodiesel production through supply contracts with lower cost feedstock suppliers/producers. There is no established futures market for lower cost feedstocks. The purchase price for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to hedge against changing lower cost feedstock prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging.

Our ability to mitigate our risk of falling biodiesel prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biodiesel futures in the United States. Our efforts to hedge against falling biodiesel prices, which have been relatively limited to date, generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and heating oil. However, these products do not always experience the same price movements as biodiesel.

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

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the blender’s tax credit. For a discussion of the blender’s tax credit, see the section entitled “Risk factors—Loss or reductions of tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins” and “—Factors Influencing Our Results of Operations—Governmental programs favoring biodiesel production and use.” In connection with the blender’s tax credit, we file a claim with the Internal Revenue Service for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. During 2011, we have collected these claims in approximately 20 days on average from the time we file and we currently have no filed claims older than one month. Other than routine audits of these claims, we have had no denials or challenges of our claims and no issues with collectability. In connection with the USDA Program, funds are allocated to the Company based on our proportionate eligible biofuels production and available funds under the USDA Program. Due to the uncertainty of the amounts to be received, we do not record amounts until we have received notification from the USDA or are in receipt of the funds.

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

Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. For facilities under construction, management’s estimates also include the capital expenditures necessary to complete construction of the plant. Our facilities under construction are expected to have substantially similar operating capabilities and results as our current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, proximity to shipping from our vendors and to our customers, and our ability to transfer best practices among our various operating facilities to maximize production volumes and reduce operating costs.

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

Financing of facilities under construction: In 2008, we halted construction on our New Orleans, Louisiana, and Emporia, Kansas facilities as a result of conditions in the biodiesel industry and the credit markets. We continue to pursue financing and intend to complete the facilities, when industry conditions improve and financing becomes available on terms satisfactory to us. Since construction halted at these facilities in 2008, we have continued to monitor the construction sites and perform routine maintenance on the partially constructed assets. We also have pursued programs under which we could obtain a government guarantee to enhance our ability to obtain financing for these facilities, but at this point have not been able to obtain any such guarantees. We will continue to pursue such government programs in the future to the extent they arise. If available, we would also consider using funds from operations to fund a portion of the construction at these facilities. As currently configured, the assets can be completed as biodiesel production facilities, or with alternative or additional capabilities for the manufacture of specialty chemicals or other renewable products such as advanced biofuels and renewable chemicals. Some of the existing components could be transported for use at our other production facility locations, or they could be sold to third parties for various uses. The Emporia construction project benefits from a city incentive package that continues through July 1, 2013. In addition, from time to time we have had discussions with potential investors and commercial partners regarding these facilities. We have also invested in third party engineering studies to revise and enhance construction completion plans on a more cost effective basis. We cannot assure you if or when such facilities will be completed or any alternate transaction regarding such facilities that we may pursue will be consummated.

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

During 2010, certain of our soybean oil supply agreements were cancelled. The original agreements were recorded as intangible assets in the amount of $7.0 million. As a result of the cancellations, the full amount was charged off as an impairment during the year ended December 31, 2010.

We also recorded an impairment on deferred financing cost related to Gulf Opportunity Zone, or GOZone, bonds available as part of Congress’ tax incentive program to help the Gulf Coast recover from Hurricane Katrina. We determined that it was not probable that the GOZone bonds allocation would be extended past the December 14, 2010 deadline or that the bonds would be issued prior to the deadline, and accordingly, we returned our allocation prior to the deadline. The amount of the impairment for the year ended December 31, 2010 was $0.3 million.

Total asset impairment charges of $7.5 million were recorded for the year ended December 31, 2010. There were no asset impairment charges for the year ended December 31, 2011

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. There has been no impairment of goodwill recorded in 2011, 2010 or 2009.

We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our biodiesel and services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel segment, as well as a weighted average cost of capital (WACC) of approximately 19% were used to determine the reporting unit’s fair value.

Income before income taxes and loss from equity investments, as it appears in the segment footnote disclosure, presents only the income from third parties after the elimination of intersegment revenues and associated costs. The Company’s declines in income before income taxes and loss from equity investments for the services reporting unit are primarily a result of construction revenues being derived from company-owned facilities during this period and the termination of four third party MOSAs, which occurred in early 2010. Two of these MOSAs ceased because the facilities to which services were being provided were acquired in a business combinations. During the periods presented in the annual financial statements the amount of service revenues earned from third parties declined, but the amount of service revenues earned from the biodiesel segment increased. After incorporating intersegment revenues, presented in the segment footnote, income before income taxes and loss from equity investments increased from 2009 to 2010 and again from 2010 to 2011. Additionally, the operating results for the services segment were significantly impacted by the improvement in the biodiesel industry induced by the volume requirements set forth in RFS2. Since services revenue from facility management and operations is principally earned on a per gallon basis, improvements in industry production volumes generally yield similar improvements in the services reporting unit operating income, cash flows and estimated fair value. Therefore, we do not believe the recent operational results of the services segment represent an indicator of impairment for the reporting unit.

The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. No impairment of goodwill was recorded in 2011, 2010 or 2009. Results of the services reporting unit goodwill impairment test as of July 31, 2011 and 2010 indicated the estimated fair value of the services reporting unit was $53 million and $46 million, respectively, as compared to a carrying value of $20 million and $23 million, respectively.

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

On December 31, 2009, we determined that it was not more likely than not that our deferred tax assets would be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, any deferred tax assets are reviewed to determine the probability of realizing the assets. At December 31, 2011, we had net deferred income tax assets of approximately $13.8 million with a valuation allowance of $7.3 million, which resulted in a net deferred tax asset of $6.5 million that is partially offset by an accrued liability of $1.5 million for uncertain tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

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

Consolidations. Prior to January 1, 2010, we consolidated Blackhawk according to the then existing requirements of ASC Topic 810 as it was determined that we were the primary beneficiary. We determined that we were the primary beneficiary as we held significant variable interest through which we received the majority of Blackhawk’s expected losses or the majority of its expected residual returns. Variable interest in Blackhawk held by us are the subordinated convertible note, membership units, guaranty of indebtedness of up to $1.5 million, warrants, MOSA and the designed-build agreement.

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

On January 1, 2010, we deconsolidated Blackhawk as a result of adopting ASU No. 2009-17, as it was determined that we were no longer the primary beneficiary. Although the financial arrangements mentioned above resulted in us holding substantial variable interest in Blackhawk, Blackhawk did not give us the power through the MOSA or the tolling arrangements to direct the activities that most significantly impact Blackhawk’s economic performance. Specifically, we entered into a tolling arrangement with Blackhawk on a month to month basis which required Blackhawk’s Board to approve the monthly volume and toll fee paid to Blackhawk. While we proposed this amount, the Blackhawk Board ultimately determined whether the volume and toll fee was acceptable to Blackhawk each month, which was the primary driver of Blackhawk’s economic performance. In addition, while the MOSA requires that we provide certain services for Blackhawk, the terms of the MOSA as well as Blackhawk’s limited liability company agreement explicitly specify ultimate power to direct the activities and business affairs of Blackhawk are held by its independent board. We concluded the activities that are most significant to Blackhawk’s economic performance, including budgeting, feedstock procurement, marketing and securing and allocating capital, are performed by Blackhawk’s independent board and therefore indicate our role in the MOSA is that of a service provider. Specifically, although we may make recommendations on the pricing of feedstock and finished product, these recommendations are presented to the independent board or its delegate for approval. We did not act as the independents board’s delegate. Furthermore, although we provided input in determining the capital and operating budget for the production facility, ultimate authority to approve the operating budget rested with Blackhawk’s Board which also approved all capital expenditures before costs are incurred.

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

On April 8, 2010, we determined that Landlord was a VIE and consolidated it into our financial statements as we are the primary beneficiary (ASC Topic 810). We had a put/call option with Seneca Holdco to purchase Landlord and we leased the plant for production of biodiesel as of December 31, 2011, both of which represent a variable interest in Landlord that are significant to the VIE. Although we do not have an ownership interest in Seneca Holdco, we determined that we are the primary beneficiary because the equity owners are our stockholders; our ability to direct the activities that most significantly impact Landlord’s economic performance; and, the design of the leasing arrangement that ultimately gives us the majority of the benefit from the use of Landlord’s assets. We have elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by and those liabilities are obligations of Landlord, which we have consolidated as the primary beneficiary.

During 2007, we invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby we own 50% of the outstanding units. Commencing January 1, 2011, we have the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we determined we were the primary beneficiary of Bell, LLC and consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810. See “Note 7—Variable Interest Entities” to our consolidated financial statements for a description of the consolidation.

Derivatives instruments and hedging activities. The Financial Accounting Standards Board issued ASC Topic 815-40, “Derivatives and Hedging” or ASC 815-40. ASC 815-40 established accounting and reporting standards for derivative instruments and required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We utilize futures contracts, swaps and options to hedge feedstock purchases and biodiesel sales contracts. We have designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Additionally, we have entered into an interest rate swap with the objective of managing risk caused by fluctuations in market interest rate risks associated with the REG Danville loan. Unrealized gains and losses on the futures contracts, swaps and options are therefore recognized as a component of biodiesel cost of goods sold, and are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income or expense, net.

Valuation of Preferred Stock Embedded Derivatives. The terms of our Series A Preferred Stock provided for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to common stock based on a prescribed formula. In addition, shares of Series A Preferred Stock were subject to redemption at the election of the holder beginning February 26, 2014. The redemption price was equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815-40, “Derivatives and Hedging,” or ASC Topic 815-40, we are required to bifurcate and account for as a separate liability certain derivatives embedded in our contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded terms contained all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and could be settled “net,” but the contract, in its entirety, did not meet the ASC Topic 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A preferred stock, see “Note 4—Redeemable Preferred Stock” to our consolidated financial statements.

We have determined that the conversion feature of Series A Preferred Stock was an embedded derivative because the redemption feature allowed the holder to redeem Series A preferred stock for cash at a price which could vary based on the fair market value of the Series A preferred stock, which effectively provided the holders of the Series A preferred stock with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option were bifurcated and accounted for separately because the economic characteristics of this conversion option were not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more akin to a debt instrument than equity.

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

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	December 31, 2011	December 31, 2010	February 26, 2010	December 31, 2009
Expected volatility	40.00%	40.00%	40.00%	50.00%
Risk-free rate	2.60%	4.10%	4.40%	4.11%

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

Valuation of Seneca Holdco, LLC Liability. In connection with the agreements under which we leased the Seneca facility (See “Note 7—Variable Interest Entities” to our consolidated financial statements), we had the option to purchase, or Call Option, and Seneca Holdco had the option to require us to purchase, or Put Option, the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. We have valued the amounts financed by Seneca Holdco, the Put

Option and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event along with current available working capital may significantly impact the fair value assigned to the Seneca Holdco, LLC liability as we determined it was not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco, LLC liability are as follows:

	December 31, 2011	December 31, 2010	April 9, 2010
Expected volatility	50.00%	50.00%	50.00%
Risk-free rate	2.60%	2.45%	3.36%
Probability of IPO	100.00%	70.00%	60.00%

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

Accretion of $25.3, $27.2 and $44.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

Valuation of the Company’s Equity. Since quoted market prices for our securities were not available prior to the commencement of trading of our Common Stock on the NASDAQ Global Market on January 19, 2012, we estimated the fair value of our equity based on the best information available at the time of the valuation.

Stock based compensation. We maintain a stock-based compensation program for employees and directors under the Amended and Restated 2009 Stock Incentive Plan, or our 2009 Plan. The 2009 Plan replaced our 2006 Stock Option Plan. Eligible award recipients are employees, non-employee directors and advisors. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. Compensation expense was recorded for stock options and restricted stock units awarded to employees and non-employee directors in return for service. The total compensation cost was measured at the grant-date fair value of the award less the fair value of any modified awards at the date of modification and is recognized as compensation expense over the vesting period.

Results of Operations

Fiscal year ended December 31, 2011 and December 31, 2010

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2011	2010
Revenues
Biodiesel	$757,987	$207,902
Biodiesel government incentives	65,822	7,240

Total biodiesel	823,809	215,142
Services	222	1,313

Total	824,031	216,455
Costs of goods sold
Biodiesel	696,622	194,016
Services	198	807

Total	696,820	194,823

Gross profit	127,211	21,632
Selling, general and administrative expenses	34,479	22,187
Impairment of assets	—	7,494

Income (loss) from operations	92,732	(8,049)
Other income (expense), net	(1,323)	(16,102)
Income tax benefit (expense)	(2,982)	3,252
Income (loss) from equity investments	442	(689)

Net income (loss) attributable to REG	88,869	(21,588)
Effects of recapitalization	—	8,521
Accretion of preferred stock to redemption value	(25,343)	(27,239)
Undistributed dividends allocated to preferred stockholders	(12,723)	(10,027)
Effects of participating preferred stock	(4,186)	—
Effects of participating restricted stock units	(3,864)	—

Net income (loss) attributable to the Company’s common stockholders	$42,753	$(50,333)

Revenues. Our total revenues increased $607.5 million, or 281%, to $824.0 million for the year ended December 31, 2011, from $216.5 million for the year ended December 31, 2010. This increase was due to an increase in biodiesel revenues as follows:

Biodiesel. Biodiesel revenues including government incentives increased $608.7 million, or 283%, to $823.8 million during the year ended December 31, 2011, from $215.1 million for the year ended December 31, 2010. This increase in biodiesel revenues was due to an increase in both gallons sold and selling price. Due to higher RIN and energy prices in 2011, our average B100 sales price per gallon increased $1.92, or 58%, to $5.23 during the year ended December 31, 2011, compared to $3.31 during the year ended December 31, 2010. The increase in sales price from 2010 to 2011 contributed to a $114.2 million revenue increase when applied to the number of gallons sold during 2010. Gallons sold, excluding tolled gallons, increased 84.7 million, or 142%, to 144.2 million during the year ended December 31, 2011 compared to 59.5 million during the year ended December 31, 2010. The increase in gallons for the year ended December 31, 2011 accounted for a revenue increase of $443.0 million using pricing for the year 2011. We tolled 5.6 million gallons and 7.5 million gallons at the REG Houston facility for the year ended December 31, 2011 and 2010, respectively. This increase in gallons sold reflects stronger market demand primarily as a result of RFS2. In response to this demand our Ralston, Newton, Danville and Seneca facilities produced biodiesel through the year of 2011, including REG Albert Lea commencing operations during third quarter 2011.

Services. Services revenues decreased $1.1 million, or 85%, to $0.2 million for the year ended December 31, 2011, respectively, from $1.3 million for the year ended December 31, 2010. This decrease was due to our decision to cancel our remaining MOSAs during 2010.

Costs of goods sold. Our costs of goods sold increased $502.0 million, or 258%, to $696.8 million for the year ended December 31, 2011, from $194.8 million for the year ended December 31, 2010. This increase was primarily due to costs associated with the increase in gallons sold in the 2011 period as follows:

Biodiesel. Biodiesel costs of goods sold increased $502.6 million, or 259%, to $696.6 for the year ended December 31, 2011, compared to $194.0 million for the year ended December 31, 2010. The increase in biodiesel cost of goods sold is primarily the result of the additional gallons sold in the 2011 period as discussed above and an increase in average feedstock prices. Average inedible animal fat costs for the year ended December 31, 2011 was $0.47 per pound, compared to $0.30 per pound for the year ended December 31, 2010. Soybean oil costs for the year ended December 31, 2011 was $0.58 per pound, and was $0.38 per pound for the year ended December 31, 2010. We had gains of $3.0 million from hedging activity for the year ended December 31, 2011, compared to losses of $1.2 million from hedging arrangements for the year ended December 31, 2010, respectively.

Services. Costs of services decreased $0.6 million to $0.2 million for the year ended December 31, 2011, from $0.8 million for the year ended December 31, 2010. Costs incurred to perform services under the MOSAs decreased due to our decision to cancel the MOSAs during 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $34.5 million for the year ended December 31, 2011, compared to $22.2 million for the year ended December 31, 2010. SG&A expenses increased $12.3 million, or 55%, for the year ended December 31, 2011. The increase was primarily related to the additional non-cash stock compensation expense of $5.9 million for the year ended December 31, 2011, compared to $1.4 million for the year ended December 31, 2010. Additionally, the provision for bad debt expense increased $1.3 million, professional fee expense increased $1.2 million, travel expense increased $0.3 million and insurance expense increased approximately $0.4 million, or an aggregate of $3.2 million, for the year ended December 31, 2011 when compared to the same period for 2010. During 2011, we accrued $3.6 million in expense related to the 2011 annual incentive plan based upon achievement of certain operating and financial results for the current year 2011.

Other income (expense), net. Other expense was $1.3 million for the year ended December 31, 2011 compared to $16.1 million for the year ended December 31, 2010. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $7.9 million of income for the year ended December 31, 2011, and $8.2 million of expense for the year ended December 31, 2010. The change in fair value of the Seneca Holdco liability was $2.1 million of expense for the year ended December 31, 2011, and was $4.2 million of expense for the year ended December 31, 2010. Interest expense increased $3.2 million to 8.1 million for the year ended December 31, 2011, from $4.9 million for the year ended December 31, 2010. This increase was primarily attributable to the debt related to the consolidation of Landlord during 2010, new borrowings on the WestLB Revolver, new borrowing on the USRG term loan and the amortization of deferred financing fees.

Income tax benefit (expense). There was income tax expense recorded during the year ended December 31, 2011 of $3.0 million, compared to an income tax benefit of $3.3 million for the year ended December 31, 2010. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance recorded after finalization of the Blackhawk and CIE purchase accounting transactions resulted in an income tax benefit for the year ended December 31, 2010. During the third quarter 2011, we revised our forecasted taxable income for the current year end and projected we would incur an income tax liability for the twelve-months ending December 31, 2011. The forecasted income tax liability results from a significant increase in taxable income, as well as, limitations on our ability to utilize our entire carryforward net operating losses in 2011. At December 31, 2011, we had net deferred income tax assets of approximately $13.8 million with a valuation allowance of $7.3 million, which resulted in a net deferred tax asset of $6.5 million and was partially offset by an accrued liability of $1.5 million for uncertain tax benefits. We have an income tax liability of $0.6 million as of December 31, 2011.

Income (loss) from equity investments. Gain from equity investments was $0.4 million for the year ended December 31, 2011 and a loss of $0.7 million for the year offended December 31, 2010. The change is due to lower levels of overall production at equity method investees that were generating gross losses during the first half of 2010 and the change of investments from equity method to cost method during the last half of 2010 coupled with a gain of $0.7 from our investment in SoyMor biodiesel when we purchased the assets of SoyMor during July 2011.

Effects of Biofuels Merger Recapitalization. In February 2010, we acquired REG Biofuels, Inc., our accounting predecessor, which transaction we refer to as the Biofuels Merger. Due to the Biofuels Merger, we recorded the effects from recapitalization of $8.5 million. To account for the exchange of one series of preferred shares for the newly issued series of preferred shares, we compared the fair value of the preferred shares issued to the carrying amount of the preferred and common shares that were redeemed. The excess of the carrying amount of preferred and common shares that were redeemed over the fair value of the preferred shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $25.3 million for the year ended December 31, 2011, compared to $27.2 million for the year ended December 31, 2010. During the first quarter of 2010, we accreted two months of the previously issued Holdco preferred stock (redemption date of August 1, 2011) and ten months of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after the Biofuels Merger in 2010 as a result of the new redemption amount and redemption date of our Series A Preferred Stock.

Undistributed dividends. Undistributed preferred stock dividends were $12.7 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively. During the first quarter of 2010, we had undistributed dividends of the previously issued Holdco preferred stock prior to the Biofuels Merger on February 26, 2010. All prior undistributed dividends were cancelled as part of the merger agreement.

Effects of participating preferred stock. Effects of participating preferred stock was $4.2 million for the year ended December 31, 2011 and no related participating amounts during 2010. During the fourth quarter 2011, we had participation of preferred stockholders in net income attributable to REG in accordance with the two-class method for participating securities.

Effects of participating restricted stock units. Effects of participating restricted stock units was $3.9 million for the year ended December 31, 2011 and no related participating amounts during 2010. During the fourth quarter 2011, we had participation of restricted stock units in net income attributable to REG in accordance with the two-class method for participating securities.

Fiscal year ended December 31, 2010 and December 31, 2009

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2010	2009
Revenues
Biodiesel	$207,902	$109,027
Biodiesel government incentives	7,240	19,465

Total biodiesel	215,142	128,492
Services	1,313	3,009

Total	216,455	131,501
Costs of goods sold
Biodiesel	194,016	127,373
Services	807	1,177

Total	194,823	128,550

Gross profit	21,632	2,951
Selling, general and administrative expenses	22,187	25,565
Gain on sale of assets—related party	—	(2,254)
Impairment of assets	7,494	833

Income (loss) from operations	(8,049)	(21,193)
Other income (expense), net	(16,102)	(1,364)
Income tax benefit (expense)	3,252	(45,212)
Income (loss) from equity investments	(689)	(1,089)

Net loss	(21,588)	(68,858)
Net loss attributable to non-controlling interest	—	7,953

Net loss attributable to REG	(21,588)	(60,905)
Effects of recapitalization	8,521	—
Accretion of preferred stock to redemption value	(27,239)	(44,181)
Undistributed dividends allocated to preferred stockholders	(10,027)	(14,036)

Net loss attributable to the Company’s common stockholders	$(50,333)	$(119,122)

During 2009, Blackhawk was consolidated in our financial results. During first quarter 2010, Blackhawk was excluded from our financial results until the date of the Blackhawk Merger, February 26, 2010. After February 26, 2010, Blackhawk was included in our financial results. See “Note 5—Blackhawk” and “Note 7—Variable Interest Entities” on the consolidated financial statements for additional information relating to the Blackhawk acquisition.

Revenues. Our total revenues increased $85.0 million, or 65%, to $216.5 million in 2010, from $131.5 million in 2009. This increase was due to an increase in biodiesel revenues, offset by a decrease in revenues from the Services segment, as follows:

Biodiesel. Biodiesel revenues including government incentives increased $86.6 million, or 67%, to $215.1 million during the year ended December 31, 2010, from $128.5 million for the year ended December 31, 2009. This increase in biodiesel revenues was due to an increase in both average selling price and gallons sold. As a result of higher energy prices during 2010, the average sales price per gallon increased $0.57, or 22%, to $3.16, compared to $2.59 during 2009. The increase in sales price from 2009 to 2010 contributed to a $25.4 million revenue increase when applied to the number of 2009 gallons sold. Total gallons sold increased 34% to 59.5 million gallons during 2010 from 44.5 million gallons during 2009. The increase in gallons sold is primarily the result of additional demand. At 2010 pricing, the additional gallons sold in 2010 represented $47.4 million in additional revenues. We produced and sold 54.1 million gallons at our owned or leased facilities during 2010; compared to 41.5 million gallons at our owned or tolling facilities during 2009, which represents an increase of 12.6 million gallons, or 30.4%. We also purchased 5.4 million gallons of third party product in 2010 and 3.0 million gallons in 2009. During 2010 under a tolling arrangement, our Houston facility shipped 8.2 million gallons compared to 14.0 million gallons during 2009. For a description of “tolling arrangements,” see “—Critical Accounting Policies–Revenue Recognition.” As a result of these shipments, we earned toll fee revenues of $3.8 million during 2010, and $5.6 million during 2009. We had biodiesel government incentives revenue of $3.6 million during fourth quarter 2010 due to the reenactment of the blenders’ tax credit on December 17, 2010. We expect to continue to increase production based on anticipated additional demand for our product as a result of the implementation of RFS2.

Services. Services revenues decreased $1.7 million, or 57%, to $1.3 million for the year ended December 31, 2010 from $3.0 million for the year ended December 31, 2009. Our revenues generated from management services decreased during 2010 due to decreased production at the third party plants driven by the expiration of the blenders’ tax credit and due to the termination of the MOSA arrangements.

Cost of goods sold. Our cost of goods sold increased $66.2 million, or 51%, to $194.8 million for the year ended December 31, 2010, from $128.6 million for the year ended December 31, 2009. This increase was primarily due to cost associated with the increase in gallons sold in the 2010 period as follows:

Biodiesel. Biodiesel costs of goods sold increased $66.6 million, or 52%, to $194.0 million for the year ended December 31, 2010, compared to $127.4 million for the year ended December 31, 2009. The increase in cost of goods sold is primarily the result of additional gallons sold in the 2010 period as outlined above and an increase in feedstock prices. Average animal fat costs for 2010 and 2009 were $0.30 and $0.24 per pound, respectively. Average soybean oil costs for 2010 and 2009 were $0.38 and $0.33 per pound, respectively. We had losses of $1.2 million from hedging activity during 2010, compared to a loss of $1.1 million from hedging activity in 2009. Hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price.

Services. Cost of services decreased $0.4 million, or 33%, to $0.8 million for the year ended December 31, 2010, from $1.2 million for the year ended December 31, 2009. We had limited construction activity during 2010 and minimal associated costs. Cost incurred to perform services under the MOSAs decreased due to reduced employee costs stemming from the termination of our MOSAs during 2010.

Selling, general and administrative expenses. Our SG&A expenses were $22.2 million for the year ended December 31, 2010, compared to $25.6 million for the year ended December 31, 2009. The decrease was primarily due to our 2009 expenses including the consolidation of Blackhawk SG&A expenses, which although still included in expenses during 2010, have been greatly reduced due to the completion of the Blackhawk Merger and start up of the facility. SG&A was further reduced by other cost cutting measures undertaken by management during 2010, which reduced wages by $1.4 million and reduced information technology expense by $0.6 million during 2010.

Gain on sale of assets—related party. In July 2009, we sold our Stockton, California terminal facility to Westway Feed Products, Inc., or Westway, for $3.0 million in cash. We recognized a gain on the sale of this asset of $2.3 million. We had no similar sales in 2010.

Impairment of Long Lived and Intangible Assets. During 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7.0 million. As a result of the cancellations, the full amount was charged off during the three months ended December 31, 2010. We also impaired deferred financing costs related to the New Orleans project because we determined that it was unlikely that the previous contemplated Gulf Zone bond financing, available as part of Congress’ tax incentive program to help the Gulf Coast recover from Hurricane Katrina, would be completed prior to the deadline. The amount of the impairment for 2010 was $0.3 million.

Other income (expense), net. Other expense was $16.1 million for the year ended December 31, 2010 and $1.4 million during the year ended December 31, 2009. Other income and expense is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of the Seneca Holdco, LLC liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $8.2 million expense for the year ended December 31, 2010, compared to $2.3 million expense for the year ended December 31, 2009. The change in the fair value of the Seneca Holdco, LLC liability for the year ending December 31, 2010 was an expense of $4.2 million. Interest expense increased $2.5 million to $4.9 million for the year ended December 31, 2010, from $2.4 million for the year ended December 31, 2009. This increase was primarily attributable to the Seneca Transaction during the second quarter of 2010, the $49.4 million of debt assumed in connection with the Blackhawk Merger and the CIE Asset Acquisition during the first quarter of 2010. Other income and expense during 2009 included $1.4 million of miscellaneous income from the release of an escrow related to our Stockton terminal facility that occurred in the first half of 2009 and grant income of $1.0 million. In addition, during 2010 we fully wrote off our investment in East Fork Biodiesel, LLC for an additional expense of $0.4 million.

Income tax (expense) benefit. We recorded income tax expense for the year ended December 2009 due to the full valuation allowance against the income tax expense. Income tax benefit was $3.3 million for the year ended December 31, 2010, compared to an income tax expense of $45.2 million for the year ended December 31, 2009. Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Purchase. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance resulted in an income tax benefit. The income tax expense for the year ended December 31, 2009 was the result of our recording a full valuation allowance for our deferred tax assets.

Loss from equity investments. Loss from equity investments was $0.7 million for the year ended December 31, 2010 and $1.1 million for the year ended December 31, 2009.

Non-controlling interest. Net benefit from the removal of non-controlling interest was $8.0 million for the year ended December 31, 2009, resulting from the consolidation of Blackhawk in 2009. In 2010, there was no income or loss from non-controlling interest due to our acquisition of Blackhawk.

Effects of Biofuels Merger Recapitalization. We recorded the effect from recapitalization of $8.5 million resulting from the Biofuels Merger in 2010. To account for the exchange of the then-existing series of preferred shares for the newly issued series of preferred shares, we compared the fair value of the preferred shares issued to the carrying amount of the preferred and common shares that were redeemed. The excess of the carrying amount of the preferred and common shares that were redeemed over the fair value of the preferred shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $27.2 million for the year ended December 31, 2010, compared to $44.2 million for the year ended December 31, 2009. The accretion amount increases as the redemption date becomes closer due to the use of the effective interest rate method. Accretion during 2009 was higher based on the previous redemption date of August 1, 2011. During 2010, we accreted two months of the previously issued Biofuels preferred stock (redemption date of August 1, 2011) and ten months of newly issued Series A Preferred Stock (redemption date February 26, 2014). Monthly accretion expense decreased after issuance of our new Series A Preferred Stock as a result of the new redemption amount and redemption date.

Undistributed dividends. Undistributed preferred stock dividends were $10.0 million and $14.0 million for the years ended December 31, 2010 and 2009, respectively. During the first quarter of 2010, we had undistributed dividends of the previously issued Holdco preferred stock prior to the Biofuels Merger on February 26, 2010. All prior undistributed dividends were cancelled as part of the merger agreement.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through December 31, 2011, we received cash proceeds of $132.2 million from private sales of preferred stock and common stock. Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for at least the next twelve months. At December 31, 2011 and 2010, we had cash and cash equivalents of $33.6 million and $4.3 million, respectively. At December 31, 2011, we had total assets of $484.4 million, compared to total assets of $369.6 million at December 31, 2010. At December 31, 2011, we had debt of $85.6 million, compared to debt of $96.1 million at December 31, 2010.

Our borrowings (in millions) are as follows:

	December 31,
	2011	2010
Revolving lines of credit	$4.0	$9.5
REG Danville term loan	15.9	23.6
REG Newton term loan	22.7	23.6
Other	2.2	3.1

Total notes payable	$44.8	$59.8

Seneca Landlord term loan	$36.3	$36.3
Bell, LLC promissory note	4.5	—

Total notes payable—variable interest entities	$40.8	$36.3

On February 26, 2010, in connection with the Blackhawk Merger, one of our subsidiaries, REG Danville, assumed a $24.6 million term loan and a $5.0 million revolving credit line with Fifth Third Bank. On November 30, 2010, the revolving credit line expired. The Illinois Finance Authority guaranteed 61% of the term loan and the loan was secured by the Danville facility. The term loan bears interest at a fluctuating rate per annum equal to LIBOR plus the applicable margin of 4%. The term loan was due to mature on November 3, 2011 and was refinanced as described below.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes, and unfunded maintenance capital expenditures. The excess cash flow payment required for 2011 is $2,777. A one-time principal payment totaling $6.2 million was made in November 2011. The one-time principal payment described above includes $2.0 million paid from the debt service reserve, which was reduced from $3.5 million to $1.5 million, which is our continuing guarantee obligation. Amounts outstanding on the term loan were $15.9 million as of December 31, 2011.

On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of December 31, 2011, there was $22.7 million of principal outstanding under the AgStar Loan and no amounts outstanding under the AgStar Line. These amounts are secured by our Newton facility. We have guaranteed the obligations under the AgStar Line and have a limited guarantee related to the obligations under the AgStar Loan, which provides that we will not be liable for more than the unpaid interest, if any, on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter, until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. REG Newton was not required to make a Debt Reserve deposit for 2011 or 2010. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments of approximately $60,000 per month within two months after the enactment of the reinstated blenders’ tax credit, which was March 1, 2011, until October 1, 2011 when principal payment increased to $120,000 per month. The AgStar Loan matures on March 8, 2013 and the AgStar Line expired on March 5, 2012. The AgStar Line was secured by REG Newton’s accounts receivable and inventory.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock is paid for daily as it is processed. Biodiesel is purchased and paid for by Bunge the following day. In November 2011, we gave notice of termination to Bunge in accordance with the agreement. This agreement expires May 2012. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of December 31, 2011, we had $1.5 million outstanding under these agreements.

Our previous revolving credit facility with West LB, AG, or West LB, was replaced by a new revolving credit agreement that two of our subsidiaries entered into on December 23, 2011 with a bank group and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. We have guaranteed the obligations of our subsidiaries under the Wells Fargo Revolver, which provides for the extension of revolving loans in an aggregate principal amount not to exceed $40.0 million, based on eligible inventory, accounts receivable and blenders’ credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2011, our additional availability under the Wells Fargo revolver was $15.0 million. Our subsidiaries borrowed $10.0 million under the new revolving credit agreement on December 23, 2011 to repay in full the outstanding balance under the previous revolving credit facility with West LB. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Our available borrowing capacity under the Wells Fargo Revolver was $15.0 million and amounts outstanding were $4.0 million as of December 31, 2011.

Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Credit Agreement), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.

The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $4 million. The new revolving credit agreement is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of REG Albert Lea, LLC and REG Houston, LLC, subject to a $25 million limitation.

In connection with our agreement to lease the Seneca facility, Landlord received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million to fund certain repairs to the Seneca facility. Landlord leased the Seneca facility to our subsidiary, REG Seneca, with rent being set at an amount to cover debt service and other expenses. REG Seneca paid Landlord a $600,000 annual fee, payable quarterly, which was guaranteed by us. See “Note 7—Variable Interest Entities” to our consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of December 31, 2011. The effective rate at December 31, 2011 was 3.27%. Interest is paid monthly. Principal payments have been deferred until April 2012. At that time, Landlord will be required to make quarterly principal payments of $604,167, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca facility. The balance of the note as of December 31, 2011 was $36.3 million.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building located in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $15,000 plus interest. The note bears interest at a rate of 4.50% per annum and the note matures July 14, 2014. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.5 million at December 31, 2011.

On August 4, 2011, REG Albert Lea entered into a Loan Agreement with USRG Holdco IX, LLC (USRG) and USRG Management Company, LLC, under which USRG agreed to loan REG Albert Lea $10.0 million (the Loan) for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. The Loan, which carried an interest rate of 12% per annum and was secured by the assets and operations of the facility, was repaid in due course prior to maturity in December 2011.

As of December 31, 2011, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash flows from operating activities	$51,194	$(14,593)	$(8,209)
Net cash flows from investing activities	(2,120)	(4,562)	371
Net cash flows from financing activities	(19,758)	17,559	(1,618)
Net change in cash and cash equivalents	29,316	(1,596)	(9,456)
Cash and cash equivalents, end of period	$33,575	$4,259	$5,855

Operating activities. Net cash provided in operating activities was $51.2 million for the year ended December 31, 2011. For 2011, net income was $88.9 million, which includes depreciation and amortization expense of $9.5 million, stock compensation expense of $5.9 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $7.9 million and an increase in the non-cash change in the Seneca Holdco, LLC liability of $1.5 million. We also used $42.5 million to fund net working capital requirements, consisting of a $13.0 million increase in inventory due to increase sales volume, $35.4 million increase in accounts receivable, a $12.0 million increase in prepaid expenses and a decrease in deferred revenues of $2.6 million, which was partially offset by a $20.5 million increase in accounts payable and accruals. The net result was a cash source from operations of $51.2 million.

Net cash used in operating activities was $14.6 million for the year ended December 31, 2010. The net loss was $21.6 million which includes non-cash charges for impairment of intangible assets of $7.3 million, depreciation and amortization expense of $5.9 million, non-cash change in the preferred stock embedded derivative liability of $8.2 million and non-cash change in the Seneca Holdco, LLC liability of $3.7 million. These charges were offset by non-cash benefits including a $3.3 million increase for changes in the deferred tax benefit. We also used $17.8 million to fund net working capital requirements, including an accounts receivable increase of $4.9 million, an increase in inventories of $15.9 million and a decrease in accounts payable of $3.4 million which were partially offset by an increase in deferred revenues of $3.9 million. This resulted in a net cash use from operations of $14.6 million for 2010. The net use of cash from operating activities during the year ended December 31, 2009 of $8.2 million resulted primarily from a $68.9 million net loss from operations, a $2.3 million gains on the sale of property, and changes in allowance for doubtful accounts of $1.4 million. Those were primarily offset by a charge to deferred taxes of $45.2 million. In addition, they were partially offset by net working capital decrease of $5.9 million, non-cash depreciation and amortization of $5.8 million and stock-based compensation expenses totaling $2.5 million. Working capital decreases were primarily a result of an increase in deferred revenues of $5.5 million, a decrease in prepaid expenses of $2.9 million and an increase in accounts payable of $3.4 million, which was offset by an accounts receivable increase of $3.7 million.

Investing activities. Net cash used for investing activities for the year ended December 31, 2011 was $2.1 million, consisting of net cash used to pay for facility construction of $4.8 million and cash provided from the release of restricted cash in the amount of $2.7 million.

Net cash used for investing activities for the year ended December 31, 2010 was $4.6 million, consisting primarily of cash paid for Seneca construction of $4.0 million. Net cash provided from investing activities for the year ended December 31, 2009 was $0.4 million, as $7.4 million in facility construction costs for Danville were partially offset by receipt of $4.7 million from a construction escrow fund related to construction of the Danville facility. We also received $3.0 million for the sale of our Stockton terminal facility to Westway.

Financing activities. Net cash used for financing activities for the year ended December 31, 2011 was $19.8 million. We paid down $7.7 million on the Danville note and $3.0 million on other term notes. Our net decrease on revolving line of credits was $5.5 million. We also paid $2.2 million for the pending issuance of common stock and $1.4 million for debt issuance cost.

Net cash provided from financing activities for the year ended December 31, 2010 was $17.6 million, which represents $8.0 million cash investment from ARES Corporation, $4.0 million cash proceeds received from the Seneca investors and $9.4 million in borrowings on our line of credit. This was partially offset by principal payments in connection with the note payable and cash paid for debt issuance. Net cash used in financing activities for the year ended December 31, 2009 was $1.6 million, which consisted of the payoff of the WestLB borrowing of $1.8 million, pay down of notes payable of $0.8 million and changes in the balance of the REG Danville line of credit for a net result of $0.9 million.

Capital expenditures. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, our New Orleans facility, our Emporia facility and our Clovis facility, with expected aggregate nameplate production capacity of 135 mmgy. We estimate completion of the New Orleans, Emporia and the Clovis facilities will require an estimated $130 to $140 million, excluding working capital. We also plan to undertake various facility upgrades when funding becomes available to further expand processing capabilities at our existing facilities, most significantly our newly acquired Albert Lea facility and our Houston facility. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

Series B Preferred Stock

In connection with the recapitalization of our capital stock, we issued an aggregate of three million shares of Series B preferred stock to former holders of our Series A preferred stock. Holders of our Series B preferred stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date, however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of Common Stock, or through any combination of cash and shares of Common Stock. If we elect to make any such payment by delivering shares of Common Stock, those shares will be valued at the average of the daily volume weighted average price of the Common Stock on each of the ten consecutive trading days ending on the trading day immediately preceding the record date for that dividend.

Contractual Obligations:

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$91,641	$11,957	$47,049	$7,670	$24,965
Operating Lease Obligations (2)	83,750	9,602	24,418	14,043	35,687
Purchase Obligations (3)	14,731	14,702	29	—	—
Other Long-Term Liabilities (4)	1,911	160	171	80	—

	$192,033	$36,421	$71,667	$21,793	$60,652

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with these obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligation for our production facilities and partially completed facilities.
(4)	Includes incentive compliance and other facility obligations. Also, represents $1.5 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain the amounts have not been classified by period.

Adjusted EBITDA

We use earnings before interest, taxes, depreciation and amortization, adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present Adjusted EBITDA because we believe it assists investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Full Year					Full Year
(In thousands)	1Q-2011	2Q-2011	3Q-2011	4Q-2011	2011	1Q-2010	2Q-2010	3Q-2010	4Q-2010	2010
Net income (loss)	$3,736	$(948)	$(2,007)	$88,088	$88,869	$3,081	$(392)	$(7,617)	$(16,660)	$(21,588)

Adjustments:
(Income) loss from equity investments	65	83	(649)	59	(442)	215	166	173	135	689
Income tax (benefit) expense	—	—	4,752	(1,770)	2,982	(6,328)	2,600	—	476	(3,252)
Impairment of investments	—	—	—	—	—	—	400	—	—	400
Interest expense	1,708	1,751	2,183	2,453	8,095	341	1,394	1,483	1,722	4,940
Other income	(109)	(34)	(69)	(147)	(359)	(214)	(59)	(346)	(537)	(1,156)
Change in fair value of Seneca Holdco liability	(727)	2,250	977	(403)	2,097	—	371	1,773	2,035	4,179
Change in fair value of interest rate swap	(166)	(166)	(170)	(69)	(571)	(72)	(116)	(103)	(178)	(469)
Change in fair value of preferred stock conversion feature embedded derivatives	(2,557)	19,645	38,483	(63,510)	(7,939)	—	(5,001)	(1,996)	15,205	8,208
Impairments on assets	—	—	—	—	—	141	—	7,336	17	7,494
Straight-line lease expense	798	618	393	93	1,902	—	627	948	948	2,523
Depreciation	1,689	1,705	1,851	1,939	7,184	1,066	1,164	1,443	1,618	5,291
Amortization	(130)	(124)	(97)	(100)	(451)	(141)	(181)	(113)	(145)	(580)
Non-cash stock compensation	990	990	1,067	2,887	5,934	36	32	423	885	1,376

Adjusted EBITDA	$5,297	$25,770	$46,714	$29,520	$107,301	$(1,875)	$1,005	$3,404	$5,521	$8,055

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital assets or the impact of certain cash clauses that we consider not to be an indication of our ongoing operations;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	non-cash stock compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Commodity Price Risk

Over the period from January 2007 through December 2011, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.41 per gallon during this period. Over the period from January 2006 through December 2011, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4099 per pound during this period. Over the period from January 2008 through December 2011, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3274 per pound during this period.

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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2011. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our soybean oil and requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2011 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	149.8	gallons	10%	$75.8	59.6%
Lower Cost Feedstocks	858.6	pounds	10%	$40.1	31.5%
Soybean Oil	182.1	pounds	10%	$10.6	8.4%

Interest Rate Risk

We are subject to interest rate risk in connection with our $2.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.20% for the last week of December 2011. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at December 31, 2011 at 5.38%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the interest rate at 0.92% on a notional amount of approximately $7.9 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.6 million at December 31, 2011 and 2010, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2011 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca is subject to interest rate risk relating to its lease payments for the Seneca facility. The lease provides that REG Seneca will pay rent in the amount of the interest payments due to WestLB from Landlord. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan accrues interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan accrues interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan was a Eurodollar Loan through December 31, 2010 (effective rate at December 31, 2011 of 3.27%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $4.0 million borrowed and outstanding at December 31, 2011. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of December 31, 2011 (effective rate at December 31, 2011 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Renewable Energy Group, Inc.

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 20, 2012

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,575	$4,259
Restricted cash	—	2,667
Accounts receivable, net (includes amounts owed by related parties of $47 and $1,146 as of December 31, 2011 and 2010, respectively)	52,833	18,801
Inventories	42,110	28,985
Deferred income taxes	2,416	—
Prepaid expenses and other assets	19,088	3,933

Total current assets	150,022	58,645

Property, plant and equipment, net	185,391	166,391
Property, plant and equipment, net—variable interest entities	46,832	42,692
Goodwill	84,864	84,864
Intangible assets, net	4,438	3,169
Deferred income taxes	4,051	1,500
Investments	2,581	4,259
Other assets	5,963	7,821
Restricted cash	305	302

TOTAL ASSETS	$484,447	$369,643

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$4,035	$9,550
Current maturities of notes payable	6,427	25,551
Current maturities of notes payable—variable interest entities	2,046	—
Accounts payable (includes amounts owed to related parties of $3,634 and $3,827 as of December 31, 2011 and 2010, respectively)	30,166	14,237
Accrued expenses and other liabilities	10,440	3,549
Deferred revenue	6,748	9,339

Total current liabilities	59,862	62,226

Unfavorable lease obligation	10,164	11,293
Preferred stock embedded conversion feature derivatives	53,822	61,761
Seneca Holdco liability, at fair value	11,903	10,406
Notes payable (includes amounts owed to related parties of $214 as of December 31, 2011)	34,327	24,774
Notes payable—variable interest entities	38,752	36,250
Other liabilities	7,262	5,381

Total liabilities	216,092	212,091

COMMITMENTS AND CONTINGENCIES (NOTE 23)

Redeemable preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares outstanding at December 31, 2011 and 2010, respectively; redemption amount $222,016 at December 31, 2011 and 2010, respectively)	147,779	122,436

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 140,000,000 shares authorized; 13,962,155 and 13,251,264 shares outstanding at December 31, 2011 and 2010, respectively)	1	1
Common stock—additional paid-in-capital	80,747	82,636
Warrants—additional paid-in-capital	3,698	4,820
Retained earnings (accumulated deficit)	36,528	(52,341)

Total paid-in capital and retained earnings	120,974	35,116
Treasury stock (21,036 and 0 shares outstanding as of December 31, 2011 and 2010, respectively)	(398)	—

Total equity	120,576	35,116

TOTAL LIABILITIES AND EQUITY	$484,447	$369,643

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2011	2010	2009
REVENUES:
Biodiesel sales	$752,826	$203,641	$91,870
Biodiesel sales—related parties	5,161	4,261	17,157
Biodiesel government incentives	65,822	7,240	19,465

	823,809	215,142	128,492

Services	178	653	1,888
Services—related parties	44	660	1,121

	824,031	216,455	131,501

COSTS OF GOODS SOLD:
Biodiesel	433,060	81,125	73,994
Biodiesel—related parties	263,562	112,891	53,379
Services	198	516	1,177
Services—related parties	—	291	—

	696,820	194,823	128,550

GROSS PROFIT	127,211	21,632	2,951

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $1,505, $1,601 and $1,836 for the years ended December 31, 2011, 2010 and 2009, respectively)	34,479	22,187	25,565
GAIN ON SALE OF ASSETS—related party	—	—	(2,254)
IMPAIRMENT OF ASSETS	—	7,494	833

INCOME (LOSS) FROM OPERATIONS	92,732	(8,049)	(21,193)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	7,939	(8,208)	(2,339)
Change in fair value of interest rate swap	571	469	382
Change in fair value of Seneca Holdco liability	(2,097)	(4,179)	—
Other income (includes related party amounts of $0, $180 and $355 for the years ended December 31, 2011, 2010 and 2009, respectively)	359	1,156	3,207
Interest expense (includes related party amounts of $761, $334 and $26 for the years ended December 31, 2011, 2010 and 2009, respectively)	(8,095)	(4,940)	(2,414)
Impairment of investments	—	(400)	(200)

	(1,323)	(16,102)	(1,364)

INCOME (LOSS) BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTMENTS	91,409	(24,151)	(22,557)
INCOME TAX BENEFIT (EXPENSE)	(2,982)	3,252	(45,212)
INCOME (LOSS) FROM EQUITY INVESTMENTS	442	(689)	(1,089)

NET INCOME (LOSS)	88,869	(21,588)	(68,858)

LESS—NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	7,953

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	88,869	(21,588)	(60,905)

EFFECTS OF RECAPITALIZATION	—	8,521	—
LESS—ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(25,343)	(27,239)	(44,181)
LESS—UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(12,723)	(10,027)	(14,036)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(4,186)	—	—
LESS—EFFECT OF PARTICIPATING RESTRICTED STOCK UNITS	(3,864)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$42,753	$(50,333)	$(119,122)

Net income (loss) per share attributable to common stockholders:
Basic	$3.14	$(4.28)	$(15.35)

Diluted	$3.14	$(4.28)	$(15.35)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	13,607,840	11,770,848	7,762,891

Diluted	13,607,840	11,770,848	7,762,891

See notes to consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity (Deficit)						Noncontolling Interest	Total
			Common Stock Shares	Common Stock	Common Stock— Additional Paid-in Capital	Warrants— Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
BALANCE, January 1, 2009	12,434,004	$104,607	7,721,557	$1	$57,161	$4,619	$—	$—	$20,237	$82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	108,000	—	1,368	—	—	—	—	1,368
Stock compensation expense	—	—	—	—	2,522	—	—	—	—	2,522
Accretion of preferred stock to redemption value	—	44,181	—	—	(44,181)	—	—	—	—	(44,181)
Increase in Blackhawk Biofuels LLC members’ equity from issuance of common stock	—	—	—	—	(1,193)	—	—	—	1,193	—
Net loss	—	—	—	—	—	—	(60,905)	—	(7,953)	(68,858)

BALANCE, December 31, 2009	12,464,357	149,122	7,829,557	1	15,677	4,619	(60,905)	—	13,477	(27,131)
Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(7,829,557)	(1)	(6,324)	(4,619)	—	—	—	(10,944)
Issuance of preferred stock, common stock, and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	7,549,557	1	14,222	4,619	—	—	—	18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	—	—	5,501,707	—	79,305	—	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	—	1,269
Issuance of common stock	—	—	200,000	—	3,015	—	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	1,068	(1,068)	—	—	—	—
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	—	(13,477)	17,867
Stock compensation expense	—	—	—	—	1,720	—	—	—	—	1,720
Accretion of preferred stock to redemption value	—	27,239	—	—	(27,239)	—	—	—	—	(27,239)
Net loss	—	—	—	—	—	—	(21,588)	—	—	(21,588)

BALANCE, December 31, 2010	13,455,522	122,436	13,251,264	1	82,636	4,820	(52,341)	—	—	35,116
Issuance of common stock in acquisitions	—	—	673,544	—	16,350	—	—	—	—	16,350
Stock compensation expense	—	—	—	—	5,934	—	—	—	—	5,934
Warrants excercised	—	—	8,383	—	128	(80)	—	—	—	48
Warrants expired	—	—	—	—	1,042	(1,042)	—	—	—	—
Conversion of restricted stock issuance	—	—	50,000	—	—	—	—	—	—	—
Purchase of treasury stock related to restricted stock unit conversion	—	—	(21,036)	—	—	—	—	(398)	—	(398)
Accretion of preferred stock to redemption value	—	25,343	—	—	(25,343)	—	—	—	—	(25,343)
Net income	—	—	—	—	—	—	88,869	—	—	88,869

BALANCE, December 31, 2011	13,455,522	$147,779	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$—	$120,576

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$88,869	$(21,588)	$(68,858)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	7,184	5,291	4,438
Amortization expense of assets and liabilities, net	2,291	637	1,334
Gain on sale of property, plant & equipment	—	—	(2,254)
Provision (benefit) for doubtful accounts	1,389	105	(1,432)
Stock compensation expense	5,934	1,376	2,522
(Income) loss from equity method investees	(442)	689	1,089
Deferred tax expense (benefit)	(4,967)	(3,252)	45,212
Impairment of intangible assets	—	7,336	—
Impairment of investments	—	400	200
Impairment of long lived assets	—	158	833
Change in fair value of preferred stock conversion feature embedded derivatives	(7,939)	8,208	2,339
Change in fair value of Seneca Holdco liability	1,497	3,742	—
Distributions received from equity method investees	—	100	110
Expense settled with stock issuance	—	—	334
Forgiveness of note payable	(86)	—	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(35,421)	(4,876)	(3,671)
Inventories	(13,047)	(15,937)	(1,045)
Prepaid expenses and other assets	(11,951)	1,866	2,915
Accounts payable	14,153	(3,378)	3,443
Accrued expenses and other liabilities	6,321	671	(1,087)
Deferred revenue	(2,591)	3,859	5,480
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	(111)

Net cash flows from operating activities	51,194	(14,593)	(8,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(4,806)	(4,550)	(7,350)
Proceeds from the sale of fixed assets	—	303	3,032
Change in restricted cash	2,664	(513)	4,689
Consolidation of Bell, LLC	22	—	—
Deconsolidation of Blackhawk	—	(206)	—
Cash provided through Blackhawk acquisition	—	1	—
Cash provided through Central Iowa Energy acquisition	—	403	—

Net cash flows from investing activities	(2,120)	(4,562)	371

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	40,564	9,400	880
Repayments on line of credit	(46,079)	(750)	(1,822)
Cash received for issuance of note payable	10,000	—	100
Cash paid on notes payable	(20,695)	(2,109)	(776)
Cash proceeds from investment in Seneca Landlord	—	4,000	—
Cash received upon exercise of warrant	48
Cash received from issuance of common stock to ARES Corporation	—	8,000	—
Cash paid for pending issuance of common stock	(2,153)
Cash paid for issuance cost of common stock	—	(280)	—
Cash paid for debt issuance costs	(1,443)	(702)	—

Net cash flows from financing activities	(19,758)	17,559	(1,618)

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,316	(1,596)	(9,456)
CASH AND CASH EQUIVALENTS, Beginning of period	4,259	5,855	15,311

CASH AND CASH EQUIVALENTS, End of period	$33,575	$4,259	$5,855

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash received for income taxes	$7,172	$584	$2,827

Cash paid for interest	$5,418	$4,226	$2,128

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization		$8,521

Accretion of preferred stock to redemption value	$25,343	$27,239	$44,181

Common stock repurchased included in accrued expenses and other liabilities	$398

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$898	$192	$38

Debt issuance costs	$85

Equity issuance costs	$999

Incentive common stock liability for supply agreement	$1,469

Removal of cost method investee as a result of consolidation		$1,000

Issuance of common stock for debt financing cost		$3,015

Removal of equity method investee as a result of consolidation	$1,613	$3,969

Property, plant and equipment acquired through the assumption of liabilities		$39,314

Issuance of restricted stock units for equity issuance cost		$582

Assets (liabilities) acquired through consolidation of Bell, LLC:
Cash	$22
Property, plant, and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Notes payable	(4,757)
Other noncurrent liabilities	(567)

	$566

Assets (liabilities) acquired through the issuance of stock:
Cash	$—	$8,404	$—
Restricted cash	—	2,302	—
Other current assets	78	1,342	—
Property, plant, and equipment	18,886	89,597	—
Goodwill	—	68,784	—
Intangible assets	—	3,027	—
Other noncurrent assets	—	231	1,359
Line of credit	—	(900)	—
Other current liabilities	—	(5,548)	—
Notes Payable	(1,001)	(72,668)	—
Other noncurrent liabilities	—	(11,454)	—
Fair value of investment prior to allocation	(1,613)	—	—

	$16,350	$83,117	$1,359

See “Note 7—Variable Interest Entities” for noncash items related to the deconsolidation of Blackhawk

(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Share and Per Share Amounts)

NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

Prior to February 26, 2010, the Company refers to the business, results of operations and cash flows of REG Biofuels, Inc. (Biofuels), which is considered the accounting predecessor to the Company. For the period after February 26, 2010, the Company refers to the business, results of operations and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Biofuels, REG Danville, LLC (REG Danville) and REG Newton, LLC (REG Newton).

On February 26, 2010, the Company merged with Blackhawk Biofuels, LLC (Blackhawk) adding a biodiesel production facility with 45 million gallons per year (mmgy) of production capacity. On March 8, 2010, the Company acquired substantially all of the assets and liabilities of Central Iowa Energy, LLC (CIE) adding a biodiesel production facility with 30 mmgy of production capacity. On April 9, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biofuels, Inc. (Nova) that resulted in the consolidation of a Variable Interest Entity (VIE), Seneca Landlord, LLC (Landlord). Landlord’s primary asset includes a biodiesel production facility with 60 mmgy of production capacity. On July 16, 2010, the Company acquired certain assets from Tellurian Biodiesel, Inc. (Tellurian) and American BDF, LLC (ABDF). ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc. (RTI) and Tellurian. On September 21, 2010, the Company acquired substantially all of the assets of Clovis Biodiesel, LLC (Clovis) consisting primarily of a partially completed biodiesel production facility. Finally, on July 12, 2011, the Company and REG Albert Lea, LLC (REG Albert Lea), a subsidiary of the Company, acquired substantially all the assets and certain liabilities of SoyMor Cooperative and SoyMor Biodiesel, LLC (collectively known as Soymor). The acquisition added a biodiesel production facility located in Albert Lea, Minnesota with 30 mmgy of production capacity. See “Note 6—Acquisitions and Equity Transactions” for a description of the acquisition.

During 2007, the Company invested in 416 South Bell, LLC (Bell, LLC) through a wholly-owned subsidiary, whereby the Company owns 50% of the outstanding units. Bell, LLC owns and leases to the Company its corporate office building located in Ames, Iowa. On January 1, 2011, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements in accordance with Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC Topic 810). See “Note 7—Variable Interest Entities” for a description of the consolidation.

On January 24, 2012, the Company completed an initial public offering (IPO) of shares of common stock in which it sold 6,857,140 shares at a price to the public of $10 per share, raising approximately $63,771 after fees and expenses. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the one-for-2.5 reverse stock split executed on January 3, 2012. See “Note 25—Subsequent Events” for further description of the IPO.

Nature of Business

As of December 31, 2011, the Company owned biodiesel production facilities with a total of 212 mmgy of nameplate production capacity, which includes a 60 mmgy biodiesel facility in Seneca, Illinois leased by the Company from a consolidated VIE.

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 45% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when financing becomes available. In September 2010, the Company purchased the assets of Clovis which includes a partially completed 15 mmgy biodiesel plant located in Clovis, New Mexico. The plant is approximately 50% complete. A city incentive package for the Emporia construction project was renewed until July 1, 2013. Additionally, as a result of halting construction, the Company performed an analysis to evaluate whether the assets under construction were impaired. Based on the projected undiscounted cash flows of the projects, the Company determined that no impairment has occurred. The Company continues to be in discussions with lenders in an effort to obtain financing for facilities under construction and capital improvement projects.

As of December 31, 2011, the Company did not manage any biodiesel production facilities owned by independent investment groups.

The biodiesel industry and the Company’s business have relied on the continuation of certain federal and state incentives. The federal blenders’ tax credit expired on December 31, 2011 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $65,822, $7,240 and $19,465 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company has the power to direct the activities that are most significant to the entity’s performance and whether the Company has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of project funds and debt reserve funds that are invested in money market mutual funds and certificate of deposits (CD’s) related to various Company entities totaling $305 and $2,969 as of December 31, 2011 and 2010, respectively, which have been restricted in accordance with the terms of loan agreements. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.

Accounts Receivable

Accounts receivable are carried on a gross basis, less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. A significant portion of the reserves as of January 1, 2009 were established as a result of past due receivables with a single customer. During

2009, the Company settled an outstanding receivable with a single customer which represented a significant portion of previous reserves established during 2008. Activity regarding the allowance for doubtful accounts was as follows:

Balance, January 1, 2009	$2,530
Amount benefited to selling, general and administrative expenses	(1,432)
Charge-offs, net of recovery	(885)

Balance, December 31, 2009	213
Amount charged to selling, general and administrative expenses	103
Charge-offs, net of recovery	—

Balance, December 31, 2010	316
Amount charged to selling, general and administrative expenses	1,389
Charge-offs, net of recovery	(270)

Balance, December 31, 2011	$1,435

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of December 31, 2011 and 2010 include adjustments to reduce inventory to the lower of cost or market in the amount of $0 and $35, respectively. Cost is determined based on the first-in, first-out method.

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

Upon issuance of the Series A Preferred Stock, the Company recorded a liability representing the estimated fair value of the right of holders of the Series A Preferred Stock to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability is adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded in change in fair value of the preferred stock conversion feature embedded derivatives in the Company’s statements of operations.

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

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	December 31, 2011	December 31, 2010	February 26, 2010	December 31, 2009
Expected volatility	40.00%	40.00%	40.00%	50.00%
Risk-free rate	2.60%	4.10%	4.40%	4.11%

Valuation of Seneca Holdco Liability

Associated with the Company’s transaction with Nova Biosource Fuels, LLC (See “Note 6—Acquisitions and Equity Transactions”), the Company has the option to purchase (Call Option) and Seneca Holdco, LLC (Seneca Holdco) has the option to require the Company to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option have a term of seven years and are exercisable by either party at a price based on a pre-defined formula. The Company has determined the fair value of the amounts financed by Seneca Holdco, the Put Option, and the Call Option using an option pricing model. The fair value represents the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of the Landlord’s equity, (ii) expectations regarding future changes in the value of the Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering, and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital. Differences in the estimated probability and timing of this event along with current available working capital may significantly impact the fair value assigned to the Seneca Holdco liability as management has determined it is not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

	December 31, 2011	December 31, 2010	April 9, 2010
Expected volatility	50.00%	50.00%	50.00%
Risk-free rate	2.60%	2.45%	3.36%
Probability of IPO	100.00%	70.00%	60.00%

Preferred Stock Accretion

Beginning October 1, 2007, the date that the Company determined that there was a more than remote likelihood that the then issued and outstanding preferred stock would become redeemable, the Company commenced accretion of the carrying value of the preferred stock over the period until the earliest redemption date, which was August 1, 2011, to the Biofuels preferred stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which was restricting the Company’s ability to execute a qualified public offering, the Company’s historical operating results, and the volatility in the biodiesel and renewable fuels industries which had resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

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

Accretion of $25,343, $27,239 and $44,181 for the years ended December 31, 2011, 2010 and 2009, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

Valuation of the Company’s Equity

The Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach— Discounted Cash Flow (DCF) method.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis is based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average U.S. Industrials B Interest Rate Curve during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the alternative energy industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward-looking market data.

Discount rates utilized in the Company’s DCF model are as follows:

	December 31, 2011	December 31, 2010	February 26, 2010	December 31, 2009
Discount rate	22.20%	16.00%	15.00%	13.00%

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

The Company capitalizes interest incurred on debt during the construction of assets in accordance with ASC Topic 838, Interest. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized $0, $713 and $0, respectively. In 2010, the capitalized interest primarily resulted from the construction of the Blackhawk and Seneca biodiesel production facilities.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. There was no impairment of goodwill recorded in the periods presented.

The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Beginning balance—January 1, 2010	$—	$16,080	$16,080
Blackhawk acquisition	44,191	—	44,191
CIE acquisition	24,593	—	24,593

Ending balance—December 31, 2010	68,784	16,080	84,864
Acquisitions	—	—	—

Ending balance—December 31, 2011	$68,784	$16,080	$84,864

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

Significant assumptions used in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant. The Company’s facilities under construction are expected to have substantially similar operating capabilities and results as the current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, proximity to shipping from our vendors and to our customers, and our ability to transfer best practices among our various operating facilities to maximize production volumes and reduce operating costs.

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

There were no asset impairment charges for the year ended December 31, 2011. Total asset impairment charges of $7,494 and $833 were recorded for the years ended December 31, 2010 and 2009, respectively.

Investments

In connection with the construction of several biodiesel production facilities, the Company made an equity investment in the associated entity. If the Company had the ability to influence the operating and financial decisions and maintains a position on the board of directors, the investments are accounted for using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures (ASC Topic 323) (Equity Method Investees). Under the equity method, the initial investment is recorded at cost and adjusted to recognize the Company’s ratable share of earnings of the Equity Method Investees. If the Company does not have the ability to influence the operating and financial decisions and does not maintain a position on the board of directors, these investments are accounted for using the cost method in accordance with ASC Topic 323. During 2010, the Company changed its method of accounting for investments in Western Iowa Energy (WIE) and Western Dubuque Biodiesel (WDB) from the equity method to the cost method due to the Company no longer having the ability to influence the operating and financial decisions of these entities. Under the cost method, the initial investment is recorded at cost and assessed for impairment. During the years ended December 31, 2011, 2010 and 2009, the Company recorded impairments in the amount of $0, $400 and $200, respectively, on an investment that was determined to have been other-than-temporarily impaired.

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

Revenue Recognition

The Company recognizes revenues from the following sources:

•

the sale of biodiesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased or produced by the Company at owned and leased manufacturing facilities and manufacturing facilities with which the Company has tolling arrangements;

•	fees received under toll manufacturing agreements with third parties;

•	incentives received from federal and state programs for renewable fuels; and

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities.

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

During 2009 and 2010, the Company acted as a sales agent for certain third parties, thus the Company recognized these revenues on a net basis in accordance with ASC Topic 605-45, Revenue Recognition (ASC Topic 605-45).

Freight

The Company accounts for shipping and handling revenues and costs in accordance with ASC Topic 605-45. The Company presents all amounts billed to the customer for freight as a component of biodiesel sales. Costs incurred for freight are reported as a component of costs of goods sold—biodiesel.

Advertising Costs

Advertising and promotional expenses are charged to earnings during the period in which they are incurred. Advertising and promotional expenses were $251, $80 and $235 for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs totaled $22, $89 and $187 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Benefits Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $323, $245 and $218 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

On May 6, 2009, the Company Board of Directors (Company Board) approved the 2009 Stock Incentive Plan. On August 31, 2011, the Company’s Board approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 25, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment.

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

Warrants

The Company estimates the fair value of warrants at the date of issuance and records that balance in additional paid-in-capital in the consolidated balance sheet. Because the warrants relate to the common stock issued, additional paid-in-capital of common stock was decreased by a like amount. Subsequent changes in the fair value of the warrants are not recognized in accordance with ASC Topic 815-40, Derivatives and Hedging.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with the two-class method required for participating securities. The two-class method includes an earnings allocation formula that determines earnings for each class of common stock according to dividends declared and undistributed earnings for the period.

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

The Company calculates the effects of the convertible Series A Preferred Stock on diluted earnings per share (EPS) under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The effects of Common Stock options, warrants and restricted stock units on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net loss per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	87,207	587,713	883,421
Restricted stock units	1,230,092	393,460	—
Warrants to purchase common stock	355,886	471,012	390,974
Redeemable preferred shares	5,382,209	5,319,644	4,985,743

Total	7,055,394	6,771,829	6,260,138

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales issuances, and settlements related to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is in effect for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification a consensus of the FASB Emerging Issues Task Force (Topic 360). The amendments in this update are intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company is evaluating the impact this standard may have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3—STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed a restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $.0001 per share. See “Note 6—Acquisitions and Equity Transactions” for information related to Common Stock issued in connection with the Acquisitions.

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

On January 3, 2012, the Company filed its third Amended and Restated Certificate of Incorporation which effected a one-for-2.5 reverse stock split on the shares issued and outstanding. The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Common Stock A and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B preferred stock. See “Note—25 Subsequent Events” for information related to the Company’s recapitalization.

Common Stock Issued During 2009:

On August 3, 2009, the Company issued 4,000 and 4,000 shares of common stock to Todd & Sargent, Inc. and The Weitz Group, LLC, respectively, in exchange for renegotiating a note payable.

On August 17, 2009, the Company issued 100,000 shares of common stock to GATX Corporation in conjunction with renegotiating rail car leases.

Common Stock Issued During 2010:

On February 26, 2010, the Company issued 2,701,261 shares of Common Stock to the shareholders of Blackhawk in exchange for outstanding shares of Blackhawk.

On March 8, 2010, the Company issued 1,701,132 shares of Common Stock to CIE and to Houlihan Smith & Company in connection with the purchase of substantially all CIE company assets.

On April 9, 2010, the Company issued 200,000 shares of Common Stock to West LB in connection with the issuance of a Revolving Credit Agreement to the Company.

On July 16, 2010, the Company issued 239,314 shares of Common Stock in connection with the purchase of substantially all Tellurian and ABDF assets.

On September 21, 2010, the Company issued 860,000 shares of Common Stock to ARES Corporation in connection with the purchase of substantially all the assets held by Clovis and cash.

Common Stock Issued During 2011:

On July 12, 2011, the Company issued 673,544 shares of Common Stock to SoyMor in connection with the Company’s acquisition of certain assets and liabilities of SoyMor.

Common Stock Warrants

Under the Company’s outstanding warrants, the holder may purchase the number of shares of Common Stock underlying each warrant held for a purchase price ranging from $11.16 to $27.50 per share. The warrant holder may “net exercise” the warrants and use the common shares received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination, or other recapitalization.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2011	Warrants Outstanding 2010
Natural Gas Partners VIII	August 1, 2006	August 1, 2014	$23.75	28,125	28,125
Entities affiliated with NGP Energy Technology Partners	August 1, 2006	August 1, 2014	$23.75	28,125	28,125
Natural Gas Partners VIII	December 22, 2006	December 22, 2014	$23.75	46,875	46,875
Entities affiliated with NGP Energy Technology Partners	December 22, 2006	December 22, 2014	$23.75	46,875	46,875
Natural Gas Partners VIII	July 18, 2007	July 18, 2015	$27.50	9,091	9,091
NGP Energy Technologies	July 18, 2007	July 18, 2015	$27.50	9,091	9,091
West Central	July 18, 2007	July 18, 2015	$27.50	9,091	9,091
E D & F Man	July 18, 2007	July 18, 2015	$27.50	9,091	9,091
Bunge	July 18, 2007	July 18, 2015	$27.50	3,636	3,636
U.S. Biodiesel Group	June 26, 2008	June 26, 2018	$25.63	97,561	97,561
Blackhawk warrant holders	February 26, 2010	February 25, 2015	$11.16	17,916	134,370

				305,477	421,931

The fair value of the warrants issued in June 2008 and February 2010 was determined using the common stock value as of June 30, 2008 and February 26, 2010. The deemed fair value of the underlying common stock on June 30, 2008 and February 26, 2010 was $2.23 and $15.08, respectively. The methodology used to determine the fair value of the Company’s common stock on those dates is further discussed in “Note 2—Summary of

Significant Accounting Policies”. Because the Company’s stock was not publicly traded, the Company used the average historical volatility rate for publicly traded companies that are engaged in similar alternative fuel activities to those of the Company for a similar time period as the expected life of the warrants.

No common stock warrants were issued during 2011 or 2009. For purposes of determining the fair value of common stock warrants issued, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below:

2010
The weighted average fair value of warrants issued (per warrant)	$8.20 - $9.65
Dividend yield	0%
Weighted average risk-free interest rate	2.2%
Weighted average expected volatility	45%
Expected life in years	1.00 - 6.00

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2011, 2010 and 2009 were $3,152, $862 and $0, respectively. The 2011 costs relate to common stock not yet issued through the Company’s IPO as of December 31, 2011.

NOTE 4—REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorizes 60,000,000 shares of preferred stock, including 14,000,000 shares of Series A Preferred Stock, with a par value of $0.0001. The Company’s Board of Directors has discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 6 – Acquisitions and Equity Transactions” for information related to the cancellation of all outstanding Biofuels preferred stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions with an initial issuance price of $11.00 per share.

The rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock are set forth below. The holders of Preferred Stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

On July 15, 2011, holders of the Company’s Series A Preferred Stock approved a second amended and restated certificate of incorporation, to be effective prior to the completion of the Company’s initial public offering, to, among other things, convert and redeem the Company’s outstanding Series A Preferred Stock for a combination of Common Stock, Series B preferred stock and a contingent cash payment. This was approved by the Company’s common stockholders during the Company’s annual stockholder meeting on October 26, 2011.

On January 3, 2012, the Company filed its third Amended and Restated Certificate of Incorporation which effected a one-for-2.5 reverse stock split on the shares issued and outstanding. The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Common Stock A and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B preferred stock. See “Note—25 Subsequent Events” for information related to the Company’s recapitalization.

Dividend Provisions

The holders of the Series A Preferred Stock accrue dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock (Preferred Supermajority) may vote to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock outstanding. Dividends previously accrued on the Biofuels preferred stock were forgone in connection with the Biofuels Merger and issuance of the Series A Preferred Stock. There were $22,750 and $10,027 of the Series A Preferred Stock dividends in arrears as of December 31, 2011 and 2010, respectively.

Liquidation Rights

Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sale of assets as defined by the preferred stock agreement), if the remaining net assets of the Company are sufficient, the holders of the Series A Preferred Stock shall be paid no less than liquidation value of $13.75 per share, plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any holders of Common Stock.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series A Preferred Stock holders are due as indicated above, the holders of Series A Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

All shares of the Series A Preferred Stock will be converted into shares of Common Stock at a 1 to 2.5 conversion ratio:

a)	upon a closing of the sale of shares of Common Stock at a level at or exceeding $55.00, in a Qualified Public Offering (QPO), requiring aggregate proceeds to the Company of at least $40,000, or

b)	if specified in a written contract or agreement of the Preferred Supermajority, or

c)	if the shares of Common Stock have a closing price on NASDAQ or any national securities exchange in excess of $61.88 per share for ninety (90) consecutive trading days with an average daily trading volume on such trading days of at least US $8,000.

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

Preferred Stock Issued During 2009:

On April 8, 2009, the Company issued 30,353 shares of Series B Preferred to West Central for payment of administrative services.

Preferred Stock Issued During 2010:

On February 26, 2010, the Company exchanged 280,000 shares of Common Stock issued to USRG HoldCo V LLC, Ohana Holdings LLC, ED & F Man Holdings B.V. and others for 700,000 shares of Series A Preferred Stock.

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

NOTE 5—BLACKHAWK

On May 9, 2008, the Company was party to a transaction, whereby Blackhawk purchased a 45 mmgy biodiesel production facility under construction located in Danville, Illinois from Biofuels Company of America, LLC. Blackhawk received the plant assets under construction and assumed a term construction loan with principal outstanding of $24,650 in exchange for $5,250 in cash and 792,195 shares of Common Stock of the Company set forth in the purchase agreement at $25.63 per share. Additionally, the Company issued 127,273 shares of Series B Preferred Stock with a per share value of $11.00 as established in the purchase agreement, to Bunge North America, Inc. (Bunge) on behalf of Blackhawk. In exchange for the Series B Preferred Stock, Blackhawk entered into a soy oil supply agreement with Bunge. In exchange for the Biofuels Common and Biofuels Preferred Stock issued, the Company received a subordinated convertible note from Blackhawk with a par value of $21,700.

Simultaneously with this transaction the Company entered into a Management and Operational Services Agreement (MOSA) with Blackhawk to manage the operations of the newly acquired plant as well as a design-build agreement to perform construction services retrofitting the plant to produce biodiesel using alternative feedstocks. Finally, the Company received 51,563 warrants to purchase membership units in Blackhawk at $0.01 per share at anytime with no scheduled expiration. The warrants were received by the Company as compensation for providing a guarantee of $1,500 in indebtedness of Blackhawk under the term construction loan and they vest 20% per year after the date of issuance until fully vested.

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

As a result of the consolidation, all accounts of Blackhawk have been included with the Company’s financial statements as of May 9, 2008, the date of the transaction. As required by ASC Topic 810 the assets, including cash of $2,225, and liabilities consolidated by the Company were recorded at their relative fair values. The fair value of the Biofuels Common and Biofuels Preferred Stock transferred as consideration was determined as further discussed in “Note 2—Summary of Significant Accounting Policies” and is summarized as follows:

	Fair Value	Fair Value Per Share
Common	$1,763	$2.23
Series B Preferred	1,231	$9.67

Total	$2,994

The assets and liabilities consolidated by the Company from Blackhawk did not represent a business as defined in ASC Topic 805, Business Combinations, therefore no goodwill was recorded. Accordingly, the Company consolidated Blackhawk and accounts for the membership units not held by the Company as a noncontrolling interest.

On January 1, 2010, the Company deconsolidated Blackhawk as a result of adopting ASU No. 2009-17, as it was determined that the Company was no longer the PB (Blackhawk Deconsolidation). Although the financial arrangements mentioned above resulted in the Company holding substantial variable interests in Blackhawk, they did not give the Company the power to direct the activities that most significantly impact Blackhawk’s economic performance. Consequently, subsequent to adopting this accounting pronouncement, the Company deconsolidated Blackhawk. See “Note 7—Variable Interest Entities” for additional information. Upon deconsolidation, an equity investment in Blackhawk of $3,969 and a subordinated convertible note receivable of $24,298 were recognized at fair value using the option available under ASC Topic 825, Financial Instruments, and the previously consolidated amounts were removed from the consolidated balance sheet. The difference between the amounts recognized at fair value and the removal of the previously consolidated amounts was recorded to retained earnings (accumulated deficit).

On February 26, 2010, the Company completed the Blackhawk Merger. See “Note 6—Acquisitions and Equity Transactions” for additional information regarding the accounting for the Blackhawk Merger.

NOTE 6—ACQUISITIONS AND EQUITY TRANSACTIONS

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

Blackhawk Biofuels LLC

On February 26, 2010, the Company completed the Blackhawk Merger.

Pursuant to the Second Amended and Restated Agreement and Plan of Merger, executed November 21, 2009, dated and effective as of the original execution date, May 11, 2009, REG Danville, LLC, a wholly owned subsidiary of the Company, was merged with and into Blackhawk. Upon consummation of the merger, Blackhawk became a wholly owned subsidiary of the Company and changed its name to REG Danville, LLC. Pursuant to the Blackhawk Merger, each outstanding Blackhawk Series A Units (other than such units held by Biofuels or any affiliate of Biofuels) was converted into 0.1792 shares of Common Stock and 0.0088 shares of Series A Preferred Stock. Each outstanding warrant for the purchase of series A units of Blackhawk became exercisable for the purchase of shares of Common Stock, with the number of shares and exercise price per share adjusted appropriately based on the 0.1792 shares exchange ratio. The former members of Blackhawk have received 132,680 shares of Series A Preferred Stock and 2,701,261 shares of Common Stock.

The following table summarizes the allocations of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at February 26, 2010
Assets (liabilities) acquired:
Cash	$1
Restricted cash	2,002
Other current assets	859
Property, plant and equipment	55,253
Goodwill	44,191
Other noncurrent assets	231
Line of credit	(350)
Other current liabilities	(3,621)
Notes payable	(48,743)
Other noncurrent liabilities	(6,802)

Fair value of common and preferred stock issued	$43,021

The acquisition price is summarized as follows:

	Value at February 26, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Warrants	$1,269	$9.45
Common Stock	40,721	$15.08
Series A Preferred Stock	1,031	$7.77

Total	$43,021

Since all of REG Danville’s revenues for the period from February 26, 2010 through December 31, 2010 consisted entirely of tolling fees from REG Marketing & Logistics Group, LLC (REG Marketing), they were eliminated on a consolidated basis.

Central Iowa Energy LLC

On March 8, 2010, the Company completed its acquisition of substantially all of the assets of CIE.

Pursuant to the Second Amended and Restated Asset Purchase Agreement, executed November 20, 2009, dated and effective as of the original execution date, May 8, 2009, REG Newton, a wholly owned subsidiary of the Company, acquired substantially all assets and liabilities of CIE. At closing, the Company delivered to CIE an aggregate of 158,485 shares of Series A Preferred Stock and 1,701,132 shares of Common Stock.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at March 8, 2010
Assets (liabilities) acquired:
Cash	$403
Restricted cash	300
Other current assets	483
Property, plant and equipment	32,153
Goodwill	24,593
Line of credit	(550)
Other current liabilities	(1,927)
Notes payable	(23,925)
Other noncurrent liabilities	(4,652)

Fair value of common and preferred stock issued	$26,878

The acquisition price is summarized as follows:

	Value at March 8, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$25,645	$15.08
Series A Preferred Stock	1,233	$7.77

Total	$26,878

Since all of REG Newton’s revenues for the period from March 8, 2010 through December 31, 2010 consisted entirely of contract manufacturing fees from REG Marketing, they were eliminated on a consolidated basis.

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2010 and 2009, respectively:

	2010	2009
Revenues	$216,609	$135,216
Net loss	$(24,633)	$(74,890)

Nova Biosource Fuels, Inc.

On April 8, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to a wholly owned subsidiary of Biofuels, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). The assets of Nova Seneca and Nova Technologies (the Seneca Assets), including the 60 mmgy biodiesel facility located in Seneca, Illinois (Seneca Facility) was acquired from Chapter 11 debtors in possession initially by the Company and immediately thereafter was sold to Landlord which is indirectly owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. These stockholder parties facilitated the transactions described above by, among other things, creating Landlord, agreeing to invest $4,000 for repairs to the Seneca Facility and in consideration therefore received guarantees of certain payments and other obligations from the Company described below.

REG Seneca and Landlord entered into a Lease Agreement that governs REG Seneca’s lease of the Seneca Facility from Landlord. The Lease has a term of 7 years on a net lease basis covering the debt service on $36,250 of mortgage indebtedness against the Seneca Facility, as well as taxes, utilities, maintenance and other operating expenses.

REG Seneca will pay Landlord a $600 per year fee (Fee), payable $150 per quarter, which is guaranteed by the Company. During the term of the lease, Seneca Holdco has a put option to the Company of the Landlord equity interests after one year, April 8, 2011, provided the Company has a minimum excess net working capital (as defined) of 1.5 times the put/call price. During this time, the Company also has a call option of the Landlord equity interests. The put/call price is the greater of three times the initial investment or an amount yielding a 35% internal rate of return. If the put/call is exercised within three years, the Fee and distributions in the first three years are credited to the put/call price. At the time the put or call is exercised, the Company will issue 60,000 shares of Common Stock to Seneca Holdco.

The Company determined that the Seneca Assets did not constitute a business as defined under ASC Topic 805 on the basis that the Seneca Assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the purchase of the Seneca Assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

See “Note 7—Variable Interest Entities” for information on the accounting of the aforementioned transaction.

Tellurian Biodiesel, Inc. and American BDF, LLC

On July 16, 2010, the Company issued 239,314 shares of Common Stock and up to an additional 292,500 shares of Common Stock for certain assets of Tellurian and ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, RTI and Tellurian had previously focused on building a national array of small biodiesel plants that would convert used cooking oil into high quality, sustainable biodiesel. The purchase connects RTI’s national used cooking oil collection system, with more than 16,000 installations, with the Company’s national network of biodiesel manufacturing facilities. The fair value of the Common Stock issued as consideration, of $3,027, was allocated to a supply agreement intangible.

Clovis Biodiesel, LLC

On September 21, 2010, REG Clovis, LLC, a wholly owned subsidiary of the Company, acquired substantially all assets of Clovis Biodiesel, LLC, a wholly owned subsidiary of the ARES Corporation. At closing, the Company delivered to ARES Corporation 860,000 shares of Common Stock in exchange for the assets of Clovis and $8,000 cash.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at September 21, 2010
Assets acquired:
Cash	$8,000
Property, plant and equipment	2,191

Fair value of common stock issued	$10,191

The acquisition price is summarized as follows:

	Value at September 21, 2010
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$10,191	$11.85

SoyMor Biodiesel, LLC

On July 12, 2011, the Company and REG Albert Lea, LLC (REG Albert Lea), a subsidiary of the Company, completed its asset acquisition of SoyMor. Pursuant to the Asset Purchase Agreement, dated June 8, 2011, the Company issued 673,544 shares of Common Stock in exchange for the transfer of substantially all the assets of SoyMor and assumed certain liabilities. The assets of SoyMor consisted primarily of a 30 mmgy nameplate capacity biodiesel facility located in Albert Lea, Minnesota, as well as, a co-located soy lecithin production facility. The Company recorded a gain from the equity investment of $661 due to step-up acquisition accounting for SoyMor. The equity investment gain was recorded in income (loss) from equity investments on the condensed consolidated statement of operations.

The Company determined that the SoyMor assets did not constitute a business as defined under ASC Topic 805, Business Combinations (ASC Topic 805), on the basis that the SoyMor assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the SoyMor assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

The following table summarized the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Allocation at July 12, 2011
Assets acquired:
Inventory	$78
Property, plant and equipment	18,886
Debt	(1,001)
Fair value of investment prior to allocation	(1,613)

Fair value of common stock issued	$16,350

The acquisition price is summarized as follows:

	Value at July 12, 2011
	Fair Value	Fair Value per Share
Fair value of stock issued:
Common Stock	$16,350	$24.28

NOTE 7—VARIABLE INTEREST ENTITIES

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

The Company accounted for its interests in Blackhawk using the fair value options available under ASC Topic 825, Financial Instruments, from the date of deconsolidation on January 1, 2010 until the date of merger on February 26, 2010. The following table represents the deconsolidating entries as of January 1, 2010:

	As Reported January 1, 2010	January 1, 2010 Adjustment	January 1, 2010 As Adopted
ASSETS
CURRENT ASSETS:
Cash	$5,855	$(206)	$5,649
Restricted cash	2,156	(2,002)	154
Current assets	29,691	1,098	30,789

Total current assets	37,702	(1,110)	36,592

Property, plant and equipment, net	124,429	(43,209)	81,220
Goodwill	16,080	—	16,080
Noncurrent assets	22,347	27,731	50,078

TOTAL ASSETS	$200,558	$(16,588)	$183,970

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit	$350	$(350)	$—
Current maturities of notes payable	2,756	(815)	1,941
Current liabilities	23,810	(1,144)	22,666

Total current liabilities	26,916	(2,309)	24,607
Notes payable	25,749	(23,630)	2,119
Other liabilities	25,902	(8,516)	17,386

Total liabilities	78,567	(34,455)	44,112

Redeemable preferred stock	149,122	—	149,122
EQUITY (DEFICIT):
Company stockholders’ equity (deficit):
Common stock	2	—	2
Common stock—additional paid-in-capital	15,676	1,192	16,868
Warrants—additional paid-in-capital	4,619	—	4,619
Retained earnings (accumulated deficit)	(60,905)	30,152	(30,753)

Total stockholders’ equity (deficit)	(40,608)	31,344	(9,264)
Noncontrolling interests	13,477	(13,477)	—

Total equity (deficit)	(27,131)	17,867	(9,264)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$200,558	$(16,588)	$183,970

The Company has invested in three plants owned by independent investment groups. Those companies are Western Iowa Energy, LLC (WIE), Western Dubuque Biodiesel, LLC (WDB) and East Fork Biodiesel, LLC (EFB). During 2010, the Company impaired the remaining investment balance in EFB. See “Note 11—Investments” for the investment amounts and the related condensed financial information of these investments. The Company evaluated each investment and determined we do not hold an interest in any of our investments in third party network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the primary beneficiary and does not consolidate these VIE’s. During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 6—Acquisitions and Equity Transactions” for a description of the transaction.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. The note is secured by a mortgage interest in the office building. During July 2011, the note was amended to reflect the current interest rate of 4.5% per annum.

The following table summarizes the fair values of the assets and liabilities recorded by the Company as a result of the consolidation of Bell, LLC:

Allocation at January 1, 2011
Assets/(liabilities) acquired:
Cash	$22
Property, plant and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Carrying value of previously held equity method investment	$566

The carrying values and maximum exposure for all unconsolidated VIE’s as of December 31, are as follows:

	2011		2010
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
SoyMor	$—	$—	$1,107	$1,119
WIE	576	576	576	576
WDB	2,005	2,005	2,005	2,005
Bell, LLC	—	—	571	2,949

	$2,581	$2,581	$4,259	$6,649

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the PB. See “Note 6—Acquisitions and Equity Transactions” for a description of the acquisition. The Company has a put/call option with Seneca Holdco to purchase Landlord and currently leases the plant for production of biodiesel, both of which represent a variable interest in Landlord that are significant to the VIE. Although the Company does not have an ownership interest in Seneca Holdco, it was determined that the Company is the PB due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gives the Company the majority of the benefit from the use of Seneca’s assets. The Company has elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put and call options (the Seneca Holdco liability). Changes in the fair value after the date of the transaction are recorded in earnings. Those assets are owned by, and those liabilities are obligations of, Landlord, not the Company.

The following table summarizes the allocation of the purchase price to the fair values of the assets and liabilities recorded by the Company as a result of the transaction and subsequent consolidation of Landlord:

Allocation at April 8, 2010
Assets (liabilities) acquired:
Restricted cash	$4,000
Property, plant and equipment	39,314
Current liabilities	(400)
Seneca Holdco liability	(6,664)
Notes payable	(36,250)

Fair value of consideration	$—

NOTE 8—INVENTORIES

Inventories consist of the following at December 31:

	2011	2010
Raw materials	$13,820	$7,297
Work in process	677	281
Finished goods	27,613	21,407

Total	$42,110	$28,985

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Company owned property, plant and equipment consists of the following at December 31:

	2011	2010
Land	$753	$704
Building and improvements	28,510	21,834
Leasehold improvements	6,584	6,556
Machinery and equipment	96,871	82,007

	132,718	111,101
Accumulated depreciation	(17,828)	(12,647)

	114,890	98,454
Construction in process	70,501	67,937

Total	$185,391	$166,391

Property, plant and equipment of consolidated VIE’s consists of the following at December 31:

	2011	2010
Land	$404	$—
Building and improvements	$24,854	$18,445
Leasehold improvements	6	6
Machinery and equipment	25,104	24,824

	50,368	43,275
Accumulated depreciation	(3,536)	(723)

	46,832	42,552
Construction in process	—	140

Total	$46,832	$42,692

NOTE 10—INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2011	2010
Raw material supply agreement intangibles	$4,496	$3,027
Ground lease	200	200
Accumulated amortization	(258)	(58)

Total intangible assets	$4,438	$3,169

The raw material supply agreement acquired during 2010 (see “Note 6—Acquisitions and Equity Transactions”) is amortized over its 15 year term based on actual usage under the agreement. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.

Amortization expense of $200, $36 and $22 for intangible assets is included in cost of goods—biodiesel in the statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for fiscal years ended December 31 is as follows:

2012	$193
2013	252
2014	264
2015	276
2016	289
Thereafter	3,164

Total	$4,438

NOTE 11—INVESTMENTS

Investments consist of the following at December 31:

	2011		2010
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
SoyMor (b)		$—	9%	$1,107
WIE (a)	2%	576	2%	576
WDB (a)	8%	2,005	8%	2,005
416 S Bell (c)		—	50%	571

Total (d)		$2,581		$4,259

(a)	As of May 2010 and August 2010, the accounting method for the investments in WIE and WDB, respectively, changed from the equity method to the cost method due to the Company no longer having the ability to significantly influence their operations.

(b)	During July 2011, the Company purchased the remaining interest in SoyMor (see “Note 6—Acquisitions and Equity Transactions”).

(c)	During January 2011, the Company consolidated its interest in 416 S Bell (see “Note 7—Variable Interest Entities”).

(d)	The investments include deferred tax assets of $942 as of December 31, 2010, fully offset by a valuation allowance. There are no deferred tax assets as of December 31, 2011, as there are no equity method investments.

The condensed financial information of equity method investments as of and for the years ended December 31, is as follows:

	2011	2010
CONDENSED BALANCE SHEET:
Total current assets	$—	$352

Total noncurrent assets	$—	$23,407

Total current liabilities	$—	$585

Total noncurrent liabilities	$—	$5,270

	2011	2010	2009
CONDENSED STATEMENT OF OPERATIONS:
Sales	$—	$6,895	$74,164
Costs of goods sold	(7)	(5,970)	(70,859)
Operating and other expenses	(1,667)	(6,838)	(6,551)

Net loss	$(1,674)	$(5,913)	$(3,246)

NOTE 12—OTHER ASSETS

Prepaid expense and other current assets consist of the following at December 31:

	2011	2010
Commodity derivatives and related collateral, net	$8,527	$1,636
Prepaid insurance	999	1,088
Prepaid service contracts	246	215
Prepaid raw materials	686	—
Prepaid storage	515	215
Deposits	1,295	306
RIN inventory	3,477	—
Common stock issuance costs	3,152	—
Other	191	473

Total	$19,088	$3,933

Other noncurrent assets consist of the following at December 31:

	2011	2010
Debt issuance costs (net of accumulated amortization of $4,148 in 2011 and $1,381 in 2010)	$1,504	$2,790
Spare parts inventory	4,345	4,498
Other	114	533

Total	$5,963	$7,821

NOTE 13—ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	2011	2010
Accrued property taxes	$1,115	$916
Accrued employee compensation	5,166	987
Accrued interest	197	249
Unfavorable lease obligation, current portion	1,129	1,129
Incentive stock liability	1,469	—
Income tax payable	649	—
Other	715	268

Total	$10,440	$3,549

Other noncurrent liabilities consist of the following at December 31:

	2011	2010
Fair value of interest rate swap	$41	$612
Liability for unrecognized tax benefits	1,500	1,500
Deferred grant revenue	745	745
Straight-line lease liability	4,427	2,524
Bell, LLC member investment on consolidation	549	—

Total	$7,262	$5,381

In connection with the acquisition of U.S. Biodiesel Group on June 26, 2008, the Company assumed a ground lease associated with its terminal facility in Houston, Texas. The terms of the lease require the Company to pay above market rentals through the remainder of the lease term expiring in 2021. The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease. The amount expected to be amortized in 2012 of $1,129 is presented in accrued expenses and other liabilities.

The unfavorable lease obligation consists of the following:

	2011	2010
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	(2,319)	(1,190)

Total unfavorable lease obligation	11,293	12,422
Current portion	(1,129)	(1,129)

	$10,164	$11,293

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit of $1,129 and $1,190 for the years ended December 31, 2011 and 2010, respectively, for noncurrent liabilities is included in the cost of biodiesel sales.

Estimated amortization benefit for the fiscal years ending December 31 is as follows:

2012	$1,129
2013	1,129
2014	1,129
2015	1,129
2016	1,129
Thereafter	5,648

$11,293

NOTE 14—BORROWINGS

The Company’s term borrowings at December 31 are as follows:

	2011	2010
REG Danville term loan	$15,889	23,634
REG Newton term loan	22,695	23,611
Revenue bond	1,700	2,030
Other	470	1,050

Total notes payable	$40,754	$50,325

Seneca Landlord term loan	$36,250	$36,250
Bell, LLC promisory note	4,548	—

Total notes payable—variable interest entities	$40,798	$36,250

On February 26, 2010, in connection with the Blackhawk Merger, one of the Company’s subsidiaries, REG Danville, assumed a $24,600 term loan. The Illinois Finance Authority guaranteed 61% of the term loan and the remaining amount was secured by the Danville facility. The term loan bears interest at a fluctuating rate per annum equal to the LIBOR rate plus the applicable margin of 400 basis points through December 31, 2010 (effective rate at December 31, 2010 was 4.26%). The term loan was set to mature November 2011 and was renewed under the Amended and Restated Loan Agreement as described below.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate is 5.38% at December 31, 2011. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes, and unfunded maintenance capital expenditures. The excess cash flow payment required for 2011 is $2,777. A one-time principal payment was made in November 2011 totaling $6,243. The one-time principal payment includes $2,000 paid from the debt service reserve, which was reduced from $3,500 to $1,500, which is the continuing guarantee obligation of the Company.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced certain term debt (AgStar Loan). Interest is to be accrued based on 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2011 and 2010 was 5.00%). The debt is secured by all plant assets owned by REG Newton. The Company had a limited guarantee related to the obligations under the AgStar Loan, which provides that the company will not be liable for more than the unpaid interest on the AgStar Loan that has accrued during an 18-month period beginning on March 8, 2010. REG Newton is required to make interest only payments on a monthly basis through February 2011. Beginning in March 2011, REG Newton was required to make reduced principal payments of $60 plus interest through September 2011. Beginning in October 2011, REG Newton is required to make principal payments of $120 plus interest until the maturity date of March 8, 2013. Beginning on January 1, 2011, under the AgStar Loan, REG Newton is required to maintain a debt service reserve account (Debt Reserve) equal to 12-monthly payments of principal and interest on the AgStar Loan. At each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6,000, up to $500 in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. There were no required excess cash flow payments for 2011 or 2010.

On April 9, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar Loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate Loans or 3.0% over adjusted LIBOR for Eurodollar Loans. The loan was a Eurodollar Loan through December 31, 2011 (effective rate at December 31, 2011 and 2010 was 3.27% and 3.26%, respectively). Interest is paid monthly. Principal payments have been deferred until April 2012. At that time, Landlord will be required to make estimated quarterly principal payments of $604 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property located at the Seneca location.

The Company’s revolving borrowings at December 31 are as follows:

	2011	2010
Total revolving loans (current)	$4,035	$9,550

REG Danville also had a revolving line-of-credit with a borrowing capacity of $190 which expired on November 30, 2010. The revolving line of credit accrues interest at the prime rate plus 25 basis points or the 30-day LIBOR plus 300 basis points as determined at the election of REG Danville at the time of borrowing and is secured by all plant assets owned by REG Danville. Borrowings outstanding under the line-of-credit were $0 and $0 as of December 31, 2011 and 2010, respectively.

In March 2010, REG Newton obtained a revolving line-of-credit (AgStar Line) with an aggregate borrowing capacity of $2,350 which expired on March 5, 2012. The debt is secured by REG Newton’s account receivable and inventory. The Company has guaranteed the obligations under the AgStar Line. The revolving line of credit accrues interest at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2011 and 2010 was 5.00%). Borrowings outstanding under the line-of-credit were $0 and $550 as of December 31, 2011 and 2010, respectively.

On April 9, 2010, REG Marketing & Logistics Group, LLC and REG Services, together with the Company as guarantor, (the WestLB Loan Parties) entered into a Revolving Credit Agreement (WestLB Revolver) with WestLB AG (WestLB). The initial available credit amount under the WestLB Revolver is $10,000 with additional lender increases up to a maximum commitment of $18,000. Advances under the WestLB Revolver were limited to the amount of certain qualifying assets of the WestLB Loan Parties that secure amounts borrowed. The WestLB Revolver required the WestLB Loan Parties to maintain compliance with certain financial covenants. The term of the WestLB Revolver was two years. The interest rate varies depending on the loan type designation and is either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for base rate loans or 3.0% over adjusted LIBOR for Eurodollar loans (effective rate at December 31, 2010 was 3.26%). The WestLB Revolver was secured by assets and ownership interests of REG Marketing and REG Services. Borrowings outstanding under the line-of-credit were $0 and $9,000 as of December 31, 2011 and 2010, respectively.

Our previous revolving credit facility with West LB was replaced by a new revolving credit agreement that two of the Company’s subsidiaries entered into on December 23, 2011 with a bank group and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. We have guaranteed the obligations of our subsidiaries under the Wells Fargo Revolver, which provides for the extension of revolving loans in an aggregate principal amount not to exceed $40,000, based on eligible inventory, accounts receivable and blenders’ credits of the subsidiary borrowers and the inventory of certain affiliates. There is the opportunity for additional lender increases up to a maximum commitment of $60,000. Our subsidiaries borrowed $10,000 under the new revolving credit agreement on December 23, 2011 to repay in full the outstanding balance under the previous revolving credit facility with West LB. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5%, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Credit Agreement), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement. The effective interest rate is 4.75% at December 31, 2011.

The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $4,000. The new revolving credit agreement is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of certain subsidiaries, subject to a $25,000 limitation. Borrowings outstanding under the Wells Fargo Revolver were $4,035 at December 31, 2011.

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

The Company was in compliance with all restrictive financial covenants associated with its borrowings as of December 31, 2011.

Maturities of the term borrowings are as follows for the years ending December 31:

2012	$8,473
2013	26,447
2014	16,349
2015	2,757
2016	2,757
Thereafter	24,769

Total	81,552
Less: current portion	(8,473)

$73,079

NOTE 15—INCOME TAXES

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2011		2010
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Goodwill	$—	$12,836	$—	$14,028
Net operating loss carryforwards	—	4,083	—	24,029
Tax credit carryforwards	—	3,068	—	3,068
Start-up costs	—	1,451	—	1,580
Stock-based compensation	—	3,354	—	1,725
Seneca Holdco liability	—	1,536	—	4,014
Notes payable—variable interest entities	—	13,916	—	13,983
Deferred revenue	2,590	—	3,599	287
Houston terminal lease	—	2,320	—	1,673
Accrued compensation	1,769	—	—	—
Allowance for doubtful accounts	584	—	—	—
Other	676	577	1,248	579

Deferred tax assets	5,619	43,141	4,847	64,966
Deferred Tax Liabilities:
Prepaid expenses	(498)	—	(536)	—
Property, plant and equipment	—	(16,671)	—	(10,022)
Property, plant and equipment—variable interest entities	—	(15,004)	—	(16,477)
RIN inventory	(1,335)	—	—	—
Deferred revenue cost of goods sold	(217)	—	(3,450)	—
Other	(307)	(924)	(67)	(41)

Deferred tax liabilities	(2,357)	(32,599)	(4,053)	(26,540)

Net deferred tax assets	3,262	10,542	794	38,426
Valuation allowance	(846)	(6,491)	(794)	(36,926)

Net deferred taxes	$2,416	$4,051	$—	$1,500

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

In evaluating available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods and ability to carry back losses to prior periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing for the of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses.

The Company continues to evaluate the need for a valuation allowance, and as of December 31, 2011, management analyzed all available positive and negative evidence, including historical cumulative book earnings, timing of temporary difference reversals, the carry forward periods and ability to carry back net operating losses, and outlook for the industry. Based on such analysis, giving weight to objectively verifiable evidence, management believes that the Company will more-likely-than-not realize only a portion of the deferred tax assets and accordingly has established a valuation allowance.

At December 31, 2011, the Company had federal and state net operating losses of approximately $4,083. If not utilized, the federal net operating losses will expire in 2030, while the expiration date for state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry forwards in any one year. The Company has performed a study to determine the impact of changes in ownership on utilization of carry forward attributes, the results of which have been incorporated into our financial statements.

At December 31, 2011, we had federal small agri-biodiesel producer tax credit carry-forwards of approximately $3,068. If not utilized, these small agri-biodiesel producer tax credits will expire at various times between 2026 and 2028. The Company had an income tax liability of $649 and $0 as of December 31, 2011 and 2010, respectively.

Income tax benefit (expense) for the years ended December 31 is as follows:

	2011	2010	2009
Current income tax (expense) benefit
Federal	$(4,883)	$—	$—
State	(3,066)	—	—

	(7,949)	—	—
Deferred income tax (expense) benefit
Federal	(4,709)	(9,419)	(3,267)
State	(1,703)	(962)	(467)
Net operating loss carryforwards created (utilized)	(19,946)	11,972	7,041
Other	—	(481)	(316)

	(26,358)	1,110	2,991

Income tax (expense) benefit before valuation allowances	(34,307)	1,110	2,991
Deferred tax valuation allowances	31,325	2,142	(48,203)

Income tax (expense) benefit	$(2,982)	$3,252	$(45,212)

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate (35%) primarily as a result of state income taxes net of federal income tax effects, income or loss from the change in fair value of embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, and various disallowed deductions. A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2011	2010	2009
U.S. Federal income tax (expense) benefit at a statutory rate of 35 percent	$(32,090)	$8,452	$7,895
Minority interest taxed at member level	—	—	(3,177)
State taxes, net of federal income tax benefit	(3,020)	863	1,128
Gain/(loss) on embedded derivative	2,779	(3,166)	(936)
Domestic production activities deduction	307	—	—
Seneca Landlord	(1,701)	—	—
Transaction costs	—	(386)	(1,210)
Conversion of stock options to restricted stock units	—	(3,917)	—
Other, net	(582)	(736)	(709)

Total (expense) benefits for income taxes before valuation allowances	(34,307)	1,110	2,991
Valuation allowances	31,325	2,142	(48,203)

Total (expenses) benefits for income taxes	$(2,982)	$3,252	$(45,212)

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

A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2011	2010	2009
Beginning of year balance	$1,500	$1,500	$1,500
Increases to tax positions expected to be taken	—	—	—
Increases to tax positions taken during prior years	—	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—

End of year balance	$1,500	$1,500	$1,500

The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $1,041, $1,028 and $1,028 at December 31, 2011, 2010 and 2009, respectively. The remaining liability was related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. The Company has not recorded any such amounts in the periods presented.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state jurisdictions. The U.S. Internal Revenue Service has completed its examination of the Company’s federal income tax returns for all periods through 2008. Various state income tax returns also remain subject to examination by state taxing authorities.

NOTE 16—STOCK-BASED COMPENSATION

Renewable Energy Group:

On May 6, 2009, the Company’s Board approved the 2009 Stock Incentive Plan, which was Amended and Restated by the Company’s Board in August 2011 and approved by the stockholders in October 2011 (the 2009 Plan). The 2009 Plan provides for 4,160,000 shares of Company Common Stock to be made issuable under the plan. Restricted stock or restricted stock units may be awarded under the plan at the discretion of the Board. Restricted stock units may not be sold, transferred, pledged, assigned, or otherwise alienated until the lapse of the period of restriction. The restrictions will lapse with respect to the restricted stock units upon vesting, at which point each restricted stock unit (RSU) will be immediately converted into one share of common stock. The restricted stock units have no conversion price.

In connection with a change of control, Biofuels, at its discretion, may cancel options in exchange for a payment per share in cash of an amount equal to the excess, if any, of the change of control price per share over the exercise price of the option. On August 18, 2010, the Biofuels Board cancelled the stock options held by company employees. This cancellation was concurrent with the issuance of the restricted stock units under the 2009 Plan. Options held by non-employees were assumed by the Company and will remain outstanding under the same conditions.

The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Amount of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding—January 1, 2009	913,820	$23.88	7.7 years
Granted	—
Exercised	—
Forfeited	(30,400)	$24.83

Options outstanding—December 31, 2009	883,420	$23.85	6.8 years
Granted	—
Exercised	—
Forfeited	(12,200)	$23.75
Cancelled	(783,694)	$23.88

Options outstanding—December 31, 2010	87,526	$23.75	5.6 years
Granted	—
Exercised	—
Forfeited	(500)	$23.75

Options outstanding—December 31, 2011	87,026	$23.75	4.6 years

Options exercisable—December 31, 2011	87,026	$23.75	4.6 years

The following table summarizes additional information about stock options as of December 31:

	2011	2010	2009
Estimated unrecognized compensation cost for nonvested options	$—	$—	$144
Weighted average term the expense will be recognized	0.0 years	0.0 years	0.7 years

All stock options that remain outstanding are fully vested and exercisable.

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

On August 18, 2010, the Company Board approved the distribution of restricted stock units to employees of the Company. The cancellation of the employee stock options and issuance of the restricted stock units was accounted for in accordance with ASC Topic 718. The Company followed modification accounting which requires the expense to be recognized based upon the excess fair value of the new awards over the original awards as determined on the modification date. The excess fair value was calculated based upon the difference between the fair value of the restricted stock unit price at issuance and the fair value of the stock options cancelled utilizing the Black-Scholes options pricing model as of the same date. The Company used the assumptions set forth in the table below for the Black-Scholes options pricing model:

2010
The weighted average fair value of restricted stock units issued (per unit)	$0.33 - $1.88
Dividend yield	0%
Weighted average risk-free interest rate	0.5% - 1.4%
Weighted average expected volatility	40% - 50%
Expected life in years	1.25 - 4.00

The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

On September 23 2011, the Company granted 99,033 shares of restricted stock units to employees in return for services. The restricted stock units will vest at the earlier of the stated service condition of three years or performance conditions, which include a change in control or other common stock liquidity events. In September 2011, the Company awarded Daniel J. Oh 400,000 restricted stock units in connection with his appointment as the Company’s Chief Executive Officer. Related to these restricted stock units, 200,000 were granted on September 28, 2011 and will vest over a four year service period ending December 31, 2014. The other 200,000 restricted stock units will vest according to both a service condition of four years and the satisfaction of a performance condition in each of the four years ending December 31, 2015. The performance condition necessary for vesting requires that the Company achieve certain performance targets in each annual service period. The Company has not yet established the performance targets, and as such a mutual understanding of the key terms has not been reached. Accordingly, the second 200,000 restricted stock units do not yet have a grant date for accounting purposes, and no compensation expense has been recorded as of December 31, 2011.

The following table summarizes information about the Company’s Common Stock restricted stock units granted, vested, exercised and forfeited:

	Amount of Awards	Weighted Average Issue Price
Awards outstanding—December 31, 2009	—
Issued	1,156,286	$12.50
Forfeited	(2,200)	$11.85

Awards outstanding—December 31, 2010	1,154,086	$12.50
Issued	299,033	$33.75
Vested and exercised	(50,000)	$33.75
Forfeited	(6,400)	$12.53

Awards outstanding—December 31, 2011	1,396,719	$16.29

The restricted stock units issued will cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards, excluding those described above, is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events. As a result of the Company’s IPO on January 24, 2012 (see “Note 25—Subsequent Events”) a common stock liquidity-related performance condition was satisfied. Due to this satisfied condition, the RSU awards outstanding will begin vesting over an accelerated schedule .

Stock-based compensation cost relating to the stock options and restricted stock units was $5,934, $1,376 and $2,522 for the years ended December 31, 2011, 2010 and 2009, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. The remaining expense yet to be recorded for the restricted stock unit awards is $14,514 over a period of 8 months.

NOTE 17—RELATED PARTY TRANSACTIONS

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

Summary of Related Party Transactions

		2011		2010		2009
	Revenues—Biodiesel sales	$5,161	(a)	$4,261	(a)	$17,157	(a)
	Revenues—Services	$44	(b)	$660	(b)	$1,121	(b)
	Cost of goods sold—Biodiesel	$263,562	(c)	$112,891	(c)	$53,379	(c)
	Cost of goods sold—Services	$—	(d)	$291	(d)	$—	(d)
	Gain on sale of assets—related party	$—	(e)	$—	(e)	$2,254	(e)
	Selling, general, and administrative expenses	$1,505	(f)	$1,601	(f)	$1,836	(f)
	Other income	$—	(g)	$180	(g)	$355	(g)
	Interest expense	$761	(h)	$334	(h)	$26	(h)
	Proceeds from the sale of long lived assets	$—	(i)	$—	(i)	$3,032	(i)

(a)	Represents transactions with related parties as follows:
	West Central	$11		$20		$11
	Bunge	2,124		—		2,807
	ED & F Man	3,026		4,241		14,299
	Network Plants	—		—		40

		$5,161		$4,261		$17,157

(b)	Represents transactions with Network Plants
(c)	Represents transactions with related parties as follows:
	West Central	$48,510		$14,739		$21,893
	Bunge	203,092		96,659		31,183
	ED & F Man	11,960		—		303
	Network plants	—		1,493		—

		$263,562		$112,891		$53,379

(d)	Represents transactions with Network Plants
(e)	Represents transactions with ED & F Man
(f)	Represents transactions with related parties as follows:
	West Central	$102		$174		$328
	Bunge	1,403		993		617
	ED & F Man	—		90		203
	416 S. Bell, LLC	—		344		688

		$1,505		$1,601		$1,836

(g)	Represents transactions with related parties as follows:
	ED & F Man	$—		$—		$355
	Blackhawk Biofuels	—		180		—

		$—		$180		$355

(h)	Represents transactions with related parties as follows:
	West Central	$96		$123		$—
	Bunge	308		211		26
	USRG	357		—		—

		$761		$334		$26

(i)	Represents transactions with ED&F Man

Summary of Related Party Balances

		2011		2010
	Accounts receivable	$47	(a)	$1,146	(a)
	Accounts payable	$3,634	(b)	$3,827	(b)
	Long-term maturities of notes payable	$214	(c)	$—	(c)

(a)	Represents balances with related parties as follows:
	West Central	$22		$22
	Bunge	25		46
	ED & F Man	—		1,066
	Network Plants	—		12

		$47		$1,146

(b)	Represents balances with related parties as follows:
	West Central	$784		$2,539
	Bunge	2,850		1,286
	Network Plants	—		2

		$3,634		$3,827

(c)	Represents balances with West Central

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

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months’ notice by either party. As of December 31, 2011, neither party has provided notice of termination.

Bunge North America

The Company purchases feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold—biodiesel when sold to the end customer. The Company also made sales of biodiesel and raw materials to Bunge.

During July 2009, the Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The Company is required to pay interest for the aggregate outstanding amounts owed to Bunge. The agreement has a three-year term and either party has the ability to cancel the agreement after the term ends. Also, as part of the agreement, the Company is required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. On November 8, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expires May 2012.

ED & F Man Holdings Ltd.

In August 2006, at the time of the initial closing of its preferred stock investment, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of ED & F Man Holdings Ltd’s (ED & F) then wholly-owned subsidiaries, Westway Feed Products, Inc. (Westway). This contract was terminated and expired in August 2011. In July 2009, the Company sold the Stockton terminal facility to Westway.

The Company also entered into a tolling agreement with ED & F for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility. Additionally, the Company purchased biodiesel from ED & F for resale and had raw material sales to ED & F.

Third Party Network Plants

In prior periods the Company received certain fees for the marketing and sale of product, produced by and the management of, a third party network of facilities, in which the Company has also invested. As an additional incentive to the Company and compensation for the marketing, sales and management services being rendered, these facilities paid a bonus to the Company on an annual basis equal to a percentage of the net income of the facility, as defined by the management agreement. During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 6—Acquisitions and Equity Transactions” for a description of the transaction. As of December 31, 2011, the Company did not manage any biodiesel production facilities owned by independent investment groups.

Bell, LLC

The Company rents a building for administrative uses under an operating lease from Bell, LLC.

USRG Holdco IX, LLC

In August 2011, REG Albert Lea entered into a loan with USRG in the amount of $10,000 for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. REG Albert Lea was required to pay interest monthly for the aggregate amount owned to USRG. The loan was repaid in due course prior to maturity in December 2011.

NOTE 18—OPERATING LEASES

The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $7,299, $5,950 and $8,171 for the years ended December 31, 2011, 2010 and 2009, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Related Party Payments	Other Payments	Total Payments
2012	$435	$9,168	$9,603
2013	540	8,214	8,754
2014	540	7,790	8,330
2015	—	7,334	7,334
2016	—	7,208	7,208
Thereafter	—	42,521	42,521

Total minimum payments	$1,515	$82,235	$83,750

The Company leases consist primarily of: access to distribution terminals, biodiesel storage facilities, railcars and vehicles. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c) renew its lease at the then fair rental value on a year-to-year basis or for an agreed upon term. Certain leases allow for adjustment to minimum rentals in future periods as determined by the Consumer Price Index.

NOTE 19—DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposure to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

As of December 31, 2011, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of December 31, 2011, the Company had 1,098 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The Company’s interest rate swap which existed as of December 31, 2010 expired in November 2011. The Company entered into a new interest rate swap in December 2011. The interest rate swap agreement has an outstanding notional value of $7,870 as of December 31, 2011. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreements were $41 and $612 at December 31, 2011 and 2010, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as accounting hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change. As of December 31, 2011, the Company posted $7,850 of collateral associated with its commodity-based derivatives with a net asset position of $677.

The Company’s preferred stock embedded conversion feature is further discussed in “Note 2—Summary of Significant Accounting Policies.”

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$53,822
Interest rate swap			Other liabilities	41
Commodity swaps	Prepaid expenses and other assets	$880	Prepaid expenses and other assets	203

Total derivatives		$880		$54,066

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$61,761
Interest rate swap			Other liabilities	612
Commodity swaps	Prepaid expenses and other assets	$78	Prepaid expenses and other assets	561

Total derivatives		$78		$62,934

		2011	2010	2009
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$7,939	$(8,208)	$(2,339)
Interest rate swap	Change in fair value of interest rate swap	571	469	382
Commodity futures	Cost of goods sold—Biodiesel	(97)	—	—
Commodity swaps	Cost of goods sold—Biodiesel	2,557	(1,213)	(1,086)
Commodity options	Cost of goods sold—Biodiesel	567	—	—

Total		$11,537	$(8,952)	$(3,043)

NOTE 20—FAIR VALUE MEASUREMENT

ASC Topic 820 establishes a framework for measuring fair value in GAAP and expands disclosures about fair market value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In addition, ASC Topic 820 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs, to determine the effects of the measurements on earnings.

A summary of assets (liabilities) measured at fair value as of December 31 is as follows:

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(53,822)	$—	$—	$(53,822)
Interest rate swap	$(41)	—	(41)	—
Seneca Holdco liability	$(11,903)	—	—	(11,903)
Commodity swaps	$677	—	677	—

	$(65,089)	$—	$636	$(65,725)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(61,761)	$—	$—	$(61,761)
Interest rate swap	$(612)	—	(612)	—
Seneca Holdco liability	$(10,406)	—	—	(10,406)
Restricted cash	$401	401	—	—
Commodity swaps	$(483)	—	(483)	—

	$(72,861)	$401	$(1,095)	$(72,167)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Beginning balance—January 1, 2009	$(1,765)	$—	$—	$—
Total unrealized gains (losses)	(2,339)	—	—	—
Purchases, issuance, and settlements, net	—	—	—	—

Ending balance—December 31, 2009	(4,104)	—	—	—
Total unrealized gains (losses)	—	(4,179)	—	—
Deconsolidation of Blackhawk	(8,208)	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	437	—	291
Purchase accounting consolidation	(1)	(6,664)	(24,298)	(3,969)

Ending balance—December 31, 2010	(61,761)	(10,406)	—	—
Total unrealized gains (losses)	7,939	(2,097)	—	—
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	—	600	—	—

Ending balance—December 31, 2011	$(53,822)	$(11,903)	$—	$—

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

Commodity derivatives: The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options, and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market is reflected in Level 1. Contract fair value is determined based on quoted prices of similar contracts in over-the-counter markets and are reflected in Level 2.

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of membership interest of Seneca Landlord, as well as the underlying membership interests. The fair value of the Seneca Holdco liability is determined using an option pricing model and represents the probability weighted present value of the gain or loss that is realized upon exercise of each option and a discounted cash flow approach to determine the value of the membership interests.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31, 2011 and 2010:

	2011		2010
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(85,587)	$(85,592)	$(96,125)	$(96,228)

NOTE 21—BUSINESS CONCENTRATIONS

Certain customers represented greater than 10% of the total consolidated revenues of the Company for the three years ended December 31, 2011, 2010 and 2009. All customer amounts disclosed in the table are related to biodiesel sales:

	2011	2010	2009
Customer A	$—	$4,241	$14,299
Customer B	189,773	62,632	31,947

The Company maintains cash balances at financial institutions, which may at times exceed the $250 coverage by the U.S. Federal Deposit Insurance Company.

NOTE 22—OPERATING SEGMENTS

The Company reports its operating segments based on services provided to customers, which includes Biodiesel, Services and Corporate and Other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the operating segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the sale of the processed biodiesel, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by operating segment for the results of operations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net sales:
Biodiesel	$823,809	$215,142	$128,492
Services	13,027	9,484	5,396
Intersegment revenues	(12,805)	(8,171)	(2,387)

	$824,031	$216,455	$131,501

Income (loss) before income taxes and income (loss) from equity investments:
Biodiesel	$127,187	$21,126	$1,119
Services	24	506	1,832
Corporate and other (a)	(35,802)	(45,783)	(25,508)

	$91,409	$(24,151)	$(22,557)

Depreciation and amortization expense, net:
Biodiesel	$8,833	$5,928	$5,772
Services	4	—	—
Corporate and other	638	—	—

	$9,475	$5,928	$5,772

Purchases of property, plant, and equipment:
Biodiesel	$3,823	$4,550	$7,350
Services	53	—	—
Corporate and other	930	—	—

	$4,806	$4,550	$7,350

	2011	2010	2009
Goodwill:
Biodiesel	$68,784	$68,784	$—
Services	16,080	16,080	16,080

	$84,864	$84,864	$16,080

Assets:
Biodiesel	$341,863	$310,021	$147,807
Services	20,474	20,799	17,829
Corporate and other (b)	122,110	38,823	34,922

	$484,447	$369,643	$200,558

(a)	Corporate and other includes income/(expense) not associated with the business segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the business segments, including investments.

NOTE 23—COMMITMENTS AND CONTINGENCIES

During July 2009 the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of December 31, 2011 and 2010, there was $281 and $280, respectively, in incentive fees due to Bunge. On November 8, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. This agreement expires in May 2012.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 24—SUPPLEMENTAL INFORMATION (UNAUDITED)

The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2011 and 2010:

	Ended March 31, 2011	Ended June 30, 2011	Ended September 30, 2011	Ended December 31, 2011	Total
Revenues	$104,435	$196,312	$256,502	$266,782	$824,031
Gross profit	8,228	30,393	54,545	34,045	127,211
Selling, general, and administrative expenses	6,278	7,812	11,045	9,344	34,479
Income (loss) from operations	1,950	22,581	43,500	24,701	92,732
Other income (expense), net	1,851	(23,446)	(41,404)	61,676	(1,323)
Net income (loss) and Net income (loss) attributable to the Company	3,736	(948)	(2,007)	88,088	88,869
Basic earnings per share	(0.40)	(0.78)	(0.85)	3.91	3.14
Diluted earnings per share	(0.40)	(0.78)	(0.85)	0.98	3.14

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010	Total
Revenues	$37,489	$46,337	$63,122	$69,507	$216,455
Gross profit	2,250	5,094	6,485	7,803	21,632
Selling, general, and administrative expenses	5,086	5,731	5,782	5,588	22,187
Income (loss) from operations	(2,977)	(637)	(6,633)	2,198	(8,049)
Other income (expense), net	(55)	3,011	(811)	(18,247)	(16,102)
Net income (loss) and Net income (loss) attributable to the Company	3,081	(392)	(7,617)	(16,660)	(21,588)
Basic and diluted earnings per share	(0.08)	(0.70)	(1.28)	(1.91)	(4.28)

NOTE 25—SUBSEQUENT EVENTS

The AgStar Line with a borrowing capacity of $2,350 matured on March 5, 2012.

On January 3, 2012, the Company effected a one-for-2.5 reverse stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On January 24, 2012, the Company completed an IPO of shares of common stock in which it sold 6,857,140 shares at a price to the public of $10 per share, raising approximately $63,771 after fees and expenses. In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,444 shares of $74,986 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.50% per annum. On June 30, 2015, each holder of Series B Preferred stock will have the right to require us to redeem its shares at the Redemption Price. At any time following the expiration of the underwriters’ lock-up period described under the section entitled “Underwriting”, in the prospectus, which we refer to as the lock-up expiration date, the holder of any shares of Series B Preferred Stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at the conversion rate in effect at such time. If, at any time following the lock-up expiration date, the closing sale price of the Common Stock exceeds certain pricing thresholds, then we may, at our option, cause up to all of the then outstanding shares of Series B Preferred Stock (and corresponding accumulated and unpaid dividends) to be converted into shares of our Common Stock at the then-applicable conversion rate. In addition, the Company issued 200,000 shares of Class A Common Stock pursuant to the termination agreement relating to the glycerin option agreement with USRG Holdco IX, LLC.

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, as amended, (“Put/Call Agreement”), by and among the Company, Landlord and certain subsidiaries of the Company. Landlord was owned by Seneca Holdco which is owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG HoldcoV, LLC and West Central Cooperative. Pursuant to the Put/Call Agreement, the Company acquired all of the equity interests of Seneca Landlord, which owned the Seneca Facility, in exchange for $12,000, of which approximately $937 was previously paid, and 60,000 shares of the Company’s Common Stock.

* * * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2011.

In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our CEO and CFO, management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended December 31, 2011 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(ii)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

(iii)	Consolidated Statements of Redeemable Preferred Stock and Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(v)	Notes to the Consolidated Financial Statements for the three years ended December 31, 2011, 2010 and 2009.

(b) Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,457
Notes receivables	—	4,664
Deferred income taxes	2,416	—
Prepaid expenses and other assets	3,692	2

Total current assets	6,108	6,123

Property, plant and equipment, net	861	2,191
Property, plant and equipment, net—Seneca Landlord, LLC	2,098	2,497
Intangible assets, net	4,290	3,006
Deferred income taxes	4,051	1,500
Investment in subsidiaries	321,937	211,679
Intercompany receivables	1,408	844
Other assets	14	17

TOTAL ASSETS	$340,767	$227,857

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of notes payable	$2,596	$—
Accounts payable	1,869	201
Accrued expenses	3,685	—

	8,150	201
Preferred stock embedded conversion feature derivatives	53,822	61,761
Seneca Holdco liability, at fair value	8,940	6,843
Other liabilities	1,500	1,500

Total liabilities	72,412	70,305

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares outstanding at December 31, 2011 and 2010, respectively; redemption amount $222,016 at December 31, 2011 and 2010, respectively)	147,779	122,436

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 140,000,000 shares authorized; 13,962,155 and 13,251,264 shares outstanding at December 31, 2011 and 2010, respectively)	1	1
Common stock—additional paid-in-capital	80,747	82,636
Warrants—additional paid-in-capital	3,698	4,820
Retained earnings (accumulated deficit)	36,528	(52,341)

Total paid-in capital and retained earnings	120,974	35,116
Treasury stock (21,036 and 0 shares outstanding as of December 31, 2011 and 2010, respectively)	(398)	—

Total equity	120,576	35,116

TOTAL LIABILITIES AND EQUITY	$340,767	$227,857

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS)

	2011	2010	2009
REVENUES:
Equity in earnings (losses) of subsidiaries of continuing operations	$98,432	$(9,218)	$(11,305)
Services	500	490	2,771

Operating income (loss)	98,932	(8,728)	(8,534)
GENERAL AND ADMINISTRATIVE EXPENSES	(13,019)	(3,951)	(13,117)
IMPAIRMENT ON LONG LIVED ASSET	—	—	(833)
CHANGE IN FAIR VALUE OF PREFERRED STOCK CONVERSION FEATURE EMBEDDED DERIVATIVES	7,939	(8,208)	(2,339)
CHANGE IN FAIR VALUE OF SENECA HOLDCO LIABILITY	(2,097)	(4,179)	—
OTHER INCOME	35	19	405
INTEREST EXPENSE	(14)	(2)	(7)
INTEREST INCOME	134	209	1,178

INCOME (LOSS) BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	91,910	(24,840)	(23,247)
INCOME TAX BENEFIT (EXPENSE)	(2,982)	3,252	(45,212)
LOSS FROM EQUITY INVESTMENTS	(59)	—	(399)

NET INCOME (LOSS)	88,869	(21,588)	(68,858)

LESS—NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTEREST	—	—	7,953

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	88,869	(21,588)	(60,905)
EFFECTS OF RECAPITALIZATION	—	8,521	—
LESS—ACCRETION OF PREFERRED STOCK TO REDEMPTION VALUE	(25,343)	(27,239)	(44,181)
LESS—UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(12,723)	(10,027)	(14,036)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(4,186)	—	—
LESS—EFFECT OF PARTICIPATING RESTRICTED STOCK UNITS	(3,864)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$42,753	$(50,333)	$(119,122)

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

			Company Stockholders’ Equity (Deficit)
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock— Additional Paid-in Capital	Warrants— Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2009	12,434,004	$104,607	7,721,557	$1	$57,161	$4,619	$—	$—	$20,237	$82,018
Issuance of preferred stock	30,353	334	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	108,000	—	1,368	—	—	—	—	1,368
Stock compensation expense	—	—	—	—	2,522	—	—	—	—	2,522
Accretion of preferred stock to redemption value	—	44,181	—	—	(44,181)	—	—	—	—	(44,181)
Increase in Blackhawk Biofuels LLC members’ equity from issuance of common stock	—	—	—	—	(1,193)	—	—	—	1,193	—
Net loss	—	—	—	—	—	—	(60,905)	—	(7,953)	(68,858)

BALANCE, December 31, 2009	12,464,357	149,122	7,829,557	1	15,677	4,619	(60,905)	—	13,477	(27,131)
Derecognition of REG Holdco preferred stock, common stock, and common stock warrants	(12,464,357)	(158,475)	(7,829,557)	(1)	(6,324)	(4,619)	—	—	—	(10,944)
Issuance of preferred stock, common stock,										—
and common stock warrants to REG Holdco, net of $52,394 for embedded derivatives	13,164,357	102,287	7,549,557	1	14,222	4,619	—	—	—	18,842
Issuance of common stock in acquisitions, net of $862 for issue cost	—	—	5,501,707	—	79,305	—	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	1,269	—	—	—	1,269
Issuance of common stock	—	—	200,000	—	3,015	—	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	1,068	(1,068)	—	—	—	—
Blackhawk Biofuels LLC deconsolidation and transition adjustment	—	—	—	—	1,192	—	30,152	—	(13,477)	17,867
Stock compensation expense	—	—	—	—	1,720	—	—	—	—	1,720
Accretion of preferred stock to redemption value	—	27,239	—	—	(27,239)	—	—	—	—	(27,239)
Net loss	—	—	—	—	—	—	(21,588)	—	—	(21,588)

BALANCE, December 31, 2010	13,455,522	122,436	13,251,264	1	82,636	4,820	(52,341)	—	—	35,116
Issuance of common stock in acquisitions	—	—	673,544	—	16,350	—	—	—	—	16,350
Stock compensation expense	—	—	—	—	5,934	—	—	—	—	5,934
Warrants exercised	—	—	8,383	—	128	(80)	—	—	—	48
Warrants expired	—	—	—	—	1,042	(1,042)	—	—	—	—
Conversion of restricted stock issuance	—	—	50,000	—	—	—	—	—	—	—
Purchase of treasury stock related to restricted stock unit conversion	—	—	(21,036)	—	—	—	—	(398)	—	(398)
Accretion of preferred stock to redemption value	—	25,343	—	—	(25,343)	—	—	—	—	(25,343)
Net income	—	—	—	—	—	—	88,869	—	—	88,869

BALANCE, December 31, 2011	13,455,522	$147,779	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$—	$120,576

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$88,869	$(21,588)	$(68,858)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in earnings (losses) of continuing operations	(98,432)	9,218	11,305
Depreciation expense	410	241	389
Amortization expense	189	92	175
Stock compensation expense	5,934	1,376	2,522
Loss from equity method investees	59	—	399
Impairment of long-lived assets	—	—	833
Deferred tax expense (benefit)	(4,967)	(3,252)	45,212
Change in fair value of preferred stock conversion feature embedded derivatives	(7,939)	8,208	2,339
Change in fair value of Seneca Holdco liability	2,097	4,179	—
Expense settled with stock issuance	—	—	334
Dividends received from subsidiary	6,802	—	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(564)	(633)	—
Prepaid expenses and other assets	(204)	536	(6,245)
Accounts payable	674	1,728	3,980
Accrued expenses	1,818	—	(845)

Net cash flows from operating activities	(5,254)	105	(8,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in investments in subsidiaries	(158)	(1,855)	9,439
Cash paid for purchase of property, plant and equipment	(679)	(15)	(1,426)
Cash provided through Blackhawk acquisition	—	—	(155)

Net cash flows from investing activities	(837)	(1,870)	7,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for issuance of note payable	—	—	100
Cash paid on note payable	(1,482)	(2)	(1)
Cash paid on note receivables to subsidiaries	—	(4,664)	—
Cash received on note receivable from subsidiaries	4,671	—	—
Cash received on note payable from subsidiaries	2,596	—	—
Cash received upon exercise of warrants	48	—	—
Cash paid for pending issuance of common stock	(1,199)	—	—
Cash received from issuance of common stock to ARES Corporation	—	8,000	—
Cash paid for issuance cost of common and preferred stock	—	(280)	—

Net cash flows from financing activities	4,634	3,054	99

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,457)	1,289	(503)

CASH AND CASH EQUIVALENTS, Beginning of period	1,457	168	671

CASH AND CASH EQUIVALENTS, End of period	$—	$1,457	$168

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

For The Three Years Ended December 31, 2011, 2010 and 2009

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed financial statements (the “Parent Company Financial Statements”) of Renewable Energy Group, Inc., including the notes thereto, should be read in conjunction with the consolidated financial statements of Renewable Energy Group, Inc. and subsidiaries (the “Company”) and the notes thereto. The condensed financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2011.

The condensed financial information of Renewable Energy Group, Inc. includes only the financial information for the Registrant, Renewable Energy Group, Inc., excluding all of its consolidated subsidiaries. The accompanying financial statement information reflect the financial position, results of operations and cash flows of the Registrant on a separate, parent company basis. All subsidiaries and of Renewable Energy Group, Inc. and its subsidiaries are reflected as investments accounted for using the equity method. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Renewable Energy Group, Inc.’s audited Consolidated Financial Statements for the year ended December 31, 2011. The schedule is required based upon the limitations on dividends and distributions that its subsidiaries can make to the Registrant under the terms of their debt agreements as described in the Note 14—Borrowings to the consolidated financial statements.

The preparation of the Parent Company Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements for additional accounting policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Daniel J. Oh
Daniel J. Oh
President and Chief Executive Officer

Date: March 20, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad Stone and Chad A. Baker, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Daniel J. Oh Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2012

/s/ Chad Stone Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 20, 2012

/s/ Chad A. Baker Chad Baker	Controller (Principal Accounting Officer)	March 20, 2012

/s/ Jeffrey Stroburg Jeffrey Stroburg	Director (Chairman)	March 20, 2012

/s/ Delbert Christensen Delbert Christensen	Director	March 20, 2012

/s/ Randolph L. Howard Randolph L. Howard	Director	March 20, 2012

/s/ Michael A. Jackson Michael A. Jackson	Director	March 20, 2012

Date

/s/ Jonathan Koch	Director	March 20, 2012
Jonathan Koch

/s/ Michael Scharf Michael Scharf	Director	March 20, 2012

/s/ Christopher Sorrells Christopher Sorrells	Director	March 20, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the “Company”), effective as of January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

4.2	Form of warrant issued by REG to members of the former board of managers and executive officers of Blackhawk (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

4.3	Schedule of warrants issued by REG to members of the former board of managers and executive officers of Blackhawk (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1	Master Loan Agreement, dated as of March 8, 2010, by and between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.2	First Supplement to the Master Loan Agreement, dated as of March 8, 2010, by and between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.3	Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.4	REG Newton, LLC Revolving Line of Credit Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.5	REG Newton, LLC Term Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.6	First Amendment to Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.7	First Allonge to Revolving Line of Credit Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.8	Corporate Guaranty (Revolving Line of Credit Loan), dated March 7, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.9	Corporate Guaranty (Term Loan), dated March 7, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.10	Loan Agreement, dated May 9, 2008, between Blackhawk Biofuels, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Blackhawk Biofuels, LLC for the quarter ended March 31, 2008)

Exhibit Number	Description

10.11	Second Amendment to Loan Agreement by and among Fifth Third Bank and Blackhawk Biofuels, LLC dated November 25, 2009 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Blackhawk Biofuels, LLC on December 3, 2009)

10.12	Third Amendment to Loan Agreement, dated February 26, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.13	Fourth Amendment to Loan Agreement, and First Amendment to Revolving Credit Loan Note dated September 30, 2010, by and between Fifth Third Bank and Blackhawk Biofuels, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.14	Stockholder Agreement, dated February 26, 2010, by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2010)

10.15	First Amendment to the Stockholder Agreement of REG Newco, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.16	Registration Rights Agreement, dated February 26, 2010, by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.17	Amended and Restated Credit Agreement, dated as of April 8, 2010, among Seneca Landlord, LLC and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.18	Lease Agreement, dated as of April 8, 2010, by and between Seneca Landlord, LLC and REG Seneca, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010)

10.19	Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, by and among Seneca Biodiesel Holdco, LLC, Seneca Landlord, LLC, Renewable Energy Group, Inc., REG Intermediate Holdco, Inc., and REG Seneca, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 15, 2010)

10.20	Accounts Agreement, dated as of April 8, 2010, by and among Seneca Landlord, LLC, REG Seneca, LLC, Sterling Bank, and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 15, 2010)

10.21	Revolving Credit Agreement dated as of April 8, 2010, by and among REG Marketing and Logistics Group, LLC, REG Services Group, LLC, Renewable Energy Group, Inc. and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.22	Registration Rights Agreement dated as of February 26, 2010 by and between REG Newco, Inc. and Biofuels Company of America LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.23	Master Services Agreement by and between the Company and Bunge dated May 8, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A filed November 12, 2009)

Exhibit Number	Description

10.24	Contract for Services by and between West Central Cooperative and the Company dated August 1, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.25	Ground Lease by and between West Central Cooperative and the Company dated July 31, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.26	Asset Use Agreement by and between West Central Cooperative and the Company dated August 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.27	Extended Payment Terms Agreement by and between West Central Cooperative and the Company dated June 29, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A filed November 12, 2009)

10.28	Form of Indemnification Agreement executed by each of the Company’s executive officers and directors (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A filed November 23, 2009)

10.29*	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010)

10.30	Agreement for Purchase and Sale of Assets and Common Stock by and among ARES Corporation, Clovis Biodiesel, LLC, REG Clovis, LLC and the Company dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010)

10.31	Investment Agreement, dated as of July 15, 2011, by and among the Company and certain holders of the Company’s Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.32	Second Amendment to Stockholders Agreement, dated as of July 15, 2011, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.33	Consent and Amendment to Registration Rights Agreement, dated as of July 15, 2011, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.34	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.35†	Biodiesel Purchase Agreement by and between the Company and Pilot Travel Centers LLC dated January 1, 2011 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.36	Limited Waiver Agreement, dated as of May 13, 2011, by and between Fifth Third Bank and REG Danville, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A filed October 26, 2011)

10.37	Feedstock Purchase and Sale Agreement, dated as of July 6, 2009, by and among Blackhawk Biofuels, LLC (the predecessor in interest to REG Danville LLC), REG Marketing & Logistics Group, LLC, and Bunge North America, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

Exhibit Number	Description

10.38*	Employment Agreement, dated as of September 28, 2011, by and between the Company and Daniel J. Oh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011)

10.39†	Biodiesel Purchase and Sale Agreement, dated as of October 22, 2009, by and among REG Marketing & Logistics Group, LLC, Central Iowa Energy LLC (the predecessor in interest to REG Newton LLC) and Bunge North America, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed August 24, 2011)

10.40†	Toll Agreement, dated as of September 25 , 2009, by and between REG Houston, LLC and ED&F Man Biofuels, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed October 26, 2011)

10.41	Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company, and REG Services, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.42	Loan Agreement, dated as of August 4, 2011, by and between USRG Holdco IX, LLC, REG Albert Lea, LLC, and USRG Management Company, LLC (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.43	Note of REG Alberta Lea, LLC. dated August 4, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 10, 2011)

10.44	Pledge Agreement, dated as of August 4, 2011, by and among Renewable Energy Group, Inc. and USRG Holdco IX, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 10, 2011)

10.45	Guaranty of Renewable Energy Group, Inc. of the obligations of REG Alberta Lea, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 10, 2011)

10.46*	Summary of oral agreement between West Central and the Company regard Jeffrey Stroburg’s Compensation (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.47	Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011)

10.48	Asset Purchase Agreement, by and among, Soymor Cooperative, Soymor Biodiesel, LLC, REG Albert Lea, LLC, and the Company, dated June 8, 2011 (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed November 28, 2011)

10.49	Registration Rights Agreement dated as of September 21, 2010 by and between REG Newco, Inc. and ARES Corporation (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1/A filed November 30, 2011)

10.50†	Biodiesel Purchase Agreement by and between the Company and Pilot Travel Centers LLC, dated December 13, 2011 (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1/A filed December 23, 2011)

10.51	Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011)

Exhibit Number	Description

10.52	General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Daniel J. Oh pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements for the three years ended December 31, 2011, 2010 and 2009. Pursuant to Rule 405 of Regulation S-T, the following financial information of Parent Company from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL interactive data files: (i) Condensed Balance Sheets as of December 31, 2011 and 2010, (ii) Condensed Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Condensed Statements of Redeemable Preferred Stock and Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009; (iv) Condensed Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Condensed Financial Statements of Parent Company for the three years ended December 31, 2011, 2010 and 2009. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

†	Confidential treatment requested
*	Management contract or compensatory plan or arrangement