Form 10-Q
period 2012-03-31
Renewable Energy Group, Inc.
filed 2012-05-10
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of March 31, 2012, 7,200,000 shares of Common Stock, and 21,599,208 shares of Class A Common Stock of the registrant were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,157	$33,575
Accounts receivable, net (includes amounts owed by related parties of $20 and $47 as of March 31, 2012 and December 31, 2011, respectively)	42,228	52,833
Inventories	77,642	42,110
Deferred income taxes	1,463	2,416
Prepaid expenses and other assets	22,642	19,088

Total current assets	219,132	150,022

Property, plant and equipment, net	226,876	185,391
Property, plant and equipment, net - variable interest entities	5,583	46,832
Goodwill	84,864	84,864
Intangible assets, net	4,529	4,438
Deferred income taxes	3,988	4,051
Investments	2,581	2,581
Other assets	5,816	5,963
Restricted cash	306	305

TOTAL ASSETS	$553,675	$484,447

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$5,748	$4,035
Current maturities of notes payable (includes amounts owed to related parties of $214 as of March 31, 2012)	29,840	6,427
Current maturities of notes payable - variable interest entities	236	2,046
Accounts payable (includes amounts owed to related parties of $ 1,021 and $3,634 as of March 31, 2012 and December 31, 2011, respectively)	35,304	30,166
Accrued expenses and other liabilities	5,121	10,440
Deferred revenue	16,461	6,748

Total current liabilities	92,710	59,862

Unfavorable lease obligation	9,882	10,164
Preferred stock embedded conversion feature derivatives	-	53,822
Seneca Holdco liability, at fair value	-	11,903
Notes payable (includes amounts owed to related parties of $214 as of December 31, 2011)	46,161	34,327
Notes payable - variable interest entities	4,252	38,752
Other liabilities	7,634	7,262

Total liabilities	160,639	216,092

COMMITMENTS AND CONTINGENCIES (Note 14)

Series A Preferred Stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares issued and outstanding at December 31, 2011; redemption amount $222,016 at December 31, 2011)	-	147,779

Series B Preferred Stock ($.0001 par value; 3,000,000 shares authorized, 2,999,493 shares issued and outstanding at March 31, 2012; redemption amount $74,987 at March 31, 2012)	83,165	-

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 7,200,000 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	1	-
Class A common stock ($.0001 par value; 140,000,000 shares authorized; 21,599,208 and 13,962,155 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	2	1
Common stock - additional paid-in capital	261,382	80,747
Warrants - additional paid-in capital	147	3,698
Retained earnings	48,737	36,528

Total paid-in capital and retained earnings	310,269	120,974

Treasury stock (21,036 shares as of March 31, 2012 and December 31, 2011, respectively)	(398)	(398)

Total equity	309,871	120,576

TOTAL LIABILITIES AND EQUITY	$553,675	$484,447

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

REVENUES:
Biodiesel sales	$182,780	$97,962
Biodiesel sales - related parties	-	2,112
Biodiesel government incentives	5,387	4,340

	188,167	104,414

Services	80	21

	188,247	104,435

COSTS OF GOODS SOLD:
Biodiesel	153,467	52,698
Biodiesel - related parties	17,669	43,491
Services	77	18

	171,213	96,207

GROSS PROFIT	17,034	8,228

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
(includes related party amounts of $149 and $308 for the three months ended March 31, 2012 and 2011, respectively)	12,962	6,278

INCOME FROM OPERATIONS	4,072	1,950

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	11,975	2,557
Change in fair value of Seneca Holdco liability	349	727
Other income (expense), net	37	275
Interest expense (includes related party amounts of $17 and $61 for the three months ended March 31, 2012 and 2011, respectively)	(1,053)	(1,708)

	11,308	1,851

INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	15,380	3,801
INCOME TAX EXPENSE	(1,363)	-
LOSS FROM EQUITY INVESTMENTS	-	(65)

NET INCOME	14,017	3,736

EFFECTS OF RECAPITALIZATION	39,107	-
LESS - ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	(1,808)	(5,896)
LESS - UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(1,451)	(3,061)
LESS - EFFECT OF PARTICIPATING PREFERRED STOCK	(7,615)	-
LESS - EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(2,201)	-

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$40,049	$(5,221)

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income (loss) per share attributable to common stockholders:
Basic	$1.60	$(0.39)

Diluted	$0.06	$(0.39)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	25,074,194	13,259,018

Diluted	30,917,291	13,259,018

(concluded)

See notes to condensed consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total

BALANCE, December 31, 2010	13,455,522	$122,436	-	$-	13,251,264	$1	$82,636	$4,820	$(52,341)	$-	$35,116
Stock compensation expense	-	-	-	-	-	-	990	-	-	-	990
Accretion of preferred stock to redemption value	-	5,896	-	-	-	-	(5,896)	-	-	-	(5,896)
Net income	-	-	-	-	-	-	-	-	3,736	-	3,736

BALANCE, March 31, 2011	13,455,522	$128,332	-	$-	13,251,264	$1	$77,730	$4,820	$(48,605)	$-	$33,946

BALANCE, December 31, 2011	13,455,522	$147,779	-	$-	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	-	-	-	-	-	-	-	-	-
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	-	-	7,660,612	1	111,795	(3,551)	-	-	108,245
Issuance of common stock in initial public offering, net of issue cost of $8,780	-	-	7,200,000	1	(342,860)	-	59,918	-	-	-	59,919
Issuance of common stock	-	-	-	-	319,301	-	3,958	-	-	-	3,958
Stock compensation expense	-	-	-	-	-	-	4,964	-	-	-	4,964
Accretion of Series A Preferred Stock to redemption value	-	1,808	-	-	-	-	-	-	(1,808)	-	(1,808)
Net income	-	-	-	-	-	-	-	-	14,017	-	14,017

BALANCE, March 31, 2012	2,999,493	$83,165	7,200,000	$1	21,599,208	$2	$261,382	$147	$48,737	$(398)	$309,871

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,017	$3,736
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	2,026	1,689
Amortization expense (benefit) of assets and liabilities, net	(53)	325
Provision for doubtful accounts	744	28
Stock compensation expense	4,964	990
Loss from equity method investees	-	65
Deferred tax expense	1,416	-
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	(2,557)
Change in fair value of Seneca Holdco liability	(249)	(877)
Premium paid for Seneca Landlord investment	(7,063)	-
Expense settled with stock issuance	1,898	-
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	9,966	1,319
Inventories	(35,532)	(13,323)
Prepaid expenses and other assets	(6,786)	(106)
Accounts payable	6,451	7,149
Accrued expenses and other liabilities	(3,630)	923
Deferred revenue	9,713	965

Net cash flows provided from (used in) operating activities	(14,093)	326

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(2,606)	(737)
Change in restricted cash	(1)	397
Consolidation of Bell, LLC	-	22

Net cash flows used in investing activities	(2,607)	(318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	307,582	1,000
Repayments on line of credit	(305,869)	-
Cash paid on notes payable	(1,063)	(889)
Repayment of investment in Seneca Landlord	(4,000)	-
Cash received from initial public offering	63,747	-
Cash paid for issuance of common stock and preferred stock	(1,580)	-
Cash paid for treasury stock	(398)	-
Cash paid for debt issuance costs	(137)	(15)

Net cash flows provided from financing activities	58,282	96

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,582	104

CASH AND CASH EQUIVALENTS, Beginning of period	33,575	4,259

CASH AND CASH EQUIVALENTS, End of period	$75,157	$4,363

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash (received) paid for income taxes	$1,166	$(211)

Cash paid for interest	$1,033	$1,241

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization	$39,107

Accretion of preferred stock to redemption value	$1,808	$5,896

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$549	$539

Debt financing costs		$25

Equity issuance costs	$8

Incentive common stock liability for supply agreement	$150	$286

Issuance of common stock per exercise of Seneca Landlord put/call option	$591

Assets (liabilities) acquired through consolidation of 416 Bell, LLC
Cash		$22
Property, plant and equipment		5,881
Other noncurrent assets		4
Other current liabilities		(17)
Notes payable		(4,757)
Other noncurrent liabilities		(567)

Removal of equity method investee as a result of consolidation		$566

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Three Months Ended March 31, 2012 and 2011

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS

The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which executed a one-for-2.5 reverse stock split of the issued and outstanding shares of its common stock. All numbers of common shares and per share data in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted. On January 24, 2012, the Company completed an initial public offering (IPO) of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, by and among the Company, Seneca Landlord, LLC (Seneca Landlord) and certain subsidiaries of the Company. See “Note 5 – Acquisitions” for a description of the acquisition. See “Note 3 – Stockholders’ Equity of the Company” for a further description of the IPO.

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

As of March 31, 2012, the Company owned biodiesel production facilities with a total of 212 million gallons per year (mmgy) of nameplate production capacity.

The biodiesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal blenders’ tax credit expired on December 31, 2011 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $5,387 and $4,340 for the three months ended March 31, 2012 and 2011, respectively.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. Inventory values as of March 31, 2012 and December 31, 2011 include adjustments to reduce inventory to the lower of cost or market in the amount of $60 and $0, respectively. Cost is determined based on the first-in, first-out method.

Valuation of Series A Preferred Stock Conversion Feature Embedded Derivatives

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A Common Stock and 2,999,493 shares of Series B Preferred Stock with a $74,987 aggregate liquidation preference and cumulative dividends of 4.5% per annum. No shares of Series A Preferred Stock remain outstanding after the IPO.

The Series A Preferred Stock terms provided for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Class A Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock were subject to redemption at the election of the holder beginning February 26, 2014. The redemption price was equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not to exceed $16.50 per share, or (ii) the fair market value of the Series A Preferred Stock. In accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815), the Company was required to bifurcate certain derivatives embedded in its contractual obligations and account for as a separate liability. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded provision within the contract contained all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

The Company determined that the conversion feature of the Series A Preferred Stock was an embedded derivative because the redemption feature allowed the holder to redeem Series A Preferred Stock for cash at a price which could vary based on the fair market value of the Series A Preferred Stock, which effectively provided the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option must be bifurcated and accounted for separately because the economic characteristics of this conversion option were not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which was considered more like a debt instrument than equity.

Upon issuance of the Series A Preferred Stock, the Company recorded a liability representing the estimated fair value of the right of holders of the Series A Preferred Stock to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability was adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense was recorded in change in fair value of the preferred stock conversion feature embedded derivatives in the Company’s statements of operations.

The Company used the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in the Series A Preferred Stock. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option was based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate was based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	January 24, 2012	December 31, 2011
Expected volatility	40.00%	40.00%
Risk-free rate	2.80%	2.60%

Valuation of Seneca Holdco Liability

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its call option. See “Note 5 – Acquisitions” for a description of the acquisition.

Associated with the Company’s transaction with Nova Biosource Fuels, LLC, the Company had the option to purchase (Call Option) and Seneca Holdco, LLC had the option to require the Company to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. The Company determined the fair value of the amounts financed by Seneca Holdco, LLC, the Put Option and the Call Option using an option pricing model. The fair value represented the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model required the development and use of highly subjective assumptions. These assumptions included (i) the value of Landlord’s equity, (ii) expectations regarding future changes in the value of Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability are as follows:

December 31, 2011
Expected volatility	50.00%
Risk-free rate	2.60%
Probability of IPO	100.00%

Preferred Stock Accretion

Beginning October 1, 2007, the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable; therefore commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the state of the public equity markets at that time which restricted the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability.

Accretion of $1,808 and $5,896 for the three months ended March 31, 2012 and 2011, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

On January 24, 2012, in connection with the IPO, the Series A Preferred Stock was converted into a combination of shares of Series B Preferred Stock and Class A Common Stock. Accretion of the Series A Preferred Stock was terminated at the time of the conversion. The Company recorded the Series B Preferred Stock at fair value, which was a premium over its redemption value; therefore no accretion is recorded for the Series B Preferred Stock (ASC Topic 480-10-S99).

Valuation of the Company’s Equity

Prior to our IPO, the Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach - Discounted Cash Flow (DCF) method.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis was based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average U.S. Industrials B Interest Rate Curve during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the alternative energy industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward-looking market data. Discount rates utilized in the Company’s December 31, 2011 DCF model was 22.2%.

On January 24, 2012, the Company completed an IPO of shares of Common Stock, in which it sold 7,200,000 at a price to the public of $10 per share, which included 342,860 shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. All numbers of common shares and per share data in the accompany condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the one-for-2.5 reverse stock split executed on January 3, 2012. See “Note 3 – Stockholders’ Equity of the Company” for further description of the IPO. Since the Company is publicly traded, the valuation of the Company’s equity is no longer necessary as the Company relies on the market value created on the open market for its Common Stock.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of each of the reporting units exceeded its carrying value by significant margins. There was no impairment of goodwill recorded in the periods presented.

Impairment of Assets

The Company reviews long-lived assets, including property, plant and equipment and definite-lived assets, for impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. There was no impairment of assets recorded in the periods presented.

Other Noncurrent Assets

Other noncurrent assets include costs related to the issuance of debt, spare parts inventory, RIN inventory and a raw material supply agreement. The debt issuance costs are amortized to interest expense over the life of the related debt agreement. The supply agreement is amortized over the term of the agreement according to the volume of feedstock used in operation.

Revenue Recognition

The Company recognizes revenues from the following sources:

•

the sale of biodiesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased or produced by the Company at owned and manufacturing facilities with which the Company has tolling arrangements;

•	incentives received from federal and state programs for renewable fuels; and
•	fees received under toll manufacturing agreements with third parties.

Biodiesel and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured. Amounts owed and collected where revenue has not been recognized are recorded as deferred revenue.

Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized.

Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is a persuasive evidence of an arrangement, delivery has occurred, the price is fixed or is determinable and collectability can be reasonably assured.

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011.

Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $4,964 and $990 for the three months ended March 31, 2012 and 2011, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for services. During January 2012, the Company granted 400,000 shares of stock appreciation rights to an employee for services with a vesting period of four years. During March 2012, the Company granted 50,000 shares of restricted stock units to an employee that will vest in nine months based upon meeting certain performance conditions.

Income Taxes

The Company accounts for income taxes during interim periods based on its best estimate of the annual effective tax rate in accordance with ASC Topic 740, Income Taxes (ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Further, during interim periods certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. During the three months ended March 31, 2012, the Company estimated that it will incur a tax liability for the annual period ending December 31, 2012 and that its net deferred tax assets will be utilized as a result. As a result, the income tax expense recorded for the three months ended March 31, 2012 reflects the estimated reversal of the existing valuation allowance during 2012. The Company will continue to evaluate the need for a valuation allowance in future periods. As of March 31, 2012 and December 31, 2011, respectively, the Company had net deferred income tax assets of $11,210 and $13,804 with an offsetting valuation allowance of $5,759 and $7,337, which resulted in a net deferred tax asset of $5,451 and $6,467. The net amount is offset by an accrued liability for unrecognized tax benefits in the amount of $1,900 and $1,500 as of March 31, 2012 and December 31, 2011, respectively. The increase was recorded as a result of the purchase of Seneca Landlord.

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Income tax expense for the three months ended March 31, 2012 was $1,363, compared to $0 for the three months ended March 31, 2011. The effective tax rate was approximately 8.88% and 0% for the first three months of 2012 and 2011, respectively. The difference between the effective tax rate and the federal statutory rate (35%) is primarily a result of state income taxes (net of federal income tax effects), reversal of the valuation allowance offsetting deferred tax assets, income or loss from the change in fair value of the embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, various disallowed deductions and discrete items that occur during the period.

The 2012 annual effective tax rate can be affected as a result of variances among the estimates of full-year sources of taxable income, the realization of net operating losses and tax credits, the release of valuation allowances, and the Company’s assessment of its liability for unrecognized tax benefits.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with the two-class method required for participating securities. The two-class method includes an earnings allocation formula that determines earnings for each class of common stock according to dividends declared and undistributed earnings for the period.

The holders of the Series A Preferred Stock accrued dividends at a rate of $0.88 per share per annum. Dividends were cumulative, accrued on a daily basis from the date of issuance and compounded annually from the date of issuance. If dividends on the Series A Preferred Stock had not been paid or declared, the deficiency would have been paid or declared before any dividend is declared for Common Stock. Dividends in arrears did not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year.

The holders of the Series B Preferred Stock accrue dividends at a rate of $1.125 per share per annum. Dividends are cumulative, accrue on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series B Preferred Stock have not been paid or declared, the deficiency shall be paid or declared before any dividend is declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series B Preferred Stock are allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series B Preferred Stock as if the Series B Preferred Stock had been converted to Common Stock at the beginning of the year.

The Company calculates the effects of the convertible Series A Preferred Stock and Series B Preferred Stock on diluted EPS under the “if-converted” method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The effects of Common Stock options, warrants, restricted stock units and stock appreciation rights on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Options to purchase common stock	87,026	87,526
Restricted stock units	1,398,920	1,154,089
Stock appreciation rights	17,582	-
Warrants to purchase common stock	90,596	421,930
Redeemable preferred shares	-	5,382,209

Total	1,594,124	7,045,754

The following table presents the calculation of diluted net income per share for the three months ended March 31, 2012. For the three months ended March 31, 2011 the effect from all convertible securities was anti-dilutive (in thousands, except share and per share data):

Three Months Ended March 31, 2012
Net income attributable to the Company's common stockholders	$40,049
Less: effects of recapitalization	(39,107)
Plus: undistributed dividends allocated to preferred stockholders	1,451
Plus: accretion of Series A Preferred Stock to redemption value	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion feature embedded derivatives	(11,975)
Plus: effect of participating preferred stock and share-based awards	9,816

Adjusted net income available to common stockholders	2,042
Less: effect of participating share-based awards	(104)

Net income attributable to the Company's common stockholders after dilutive effects	$1,938

Shares:
Weighted-average shares used to compute basic net income per share	25,074,194
Adjustment to reflect conversion of preferred stock	5,843,097

Weighted-average shares used to compute diluted net income per share	30,917,291

Net income per share attributable to common stockholders
Diluted	$0.06

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this statement effective January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this statement effective January 1, 2012.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification a consensus of the FASB Emerging Issues Task Force (Topic 360). The amendments in this update are intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company is evaluating the impact this standard may have on its condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On February 26, 2010, the Company filed its restated certificate of incorporation with the Secretary of State of Delaware. The restated certificate of incorporation authorized 140,000,000 shares of Common Stock at a par value of $0.0001 per share.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of previously outstanding Series A Preferred Stock and currently outstanding Series B Preferred Stock as outlined below, the holders of outstanding shares of Common Stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of Series B preferred stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of Common Stock.

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which effected a one-for-2.5 reverse stock split on the shares issued and outstanding. The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $0.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Class A Common Stock and 10,000,000 shares of preferred stock, including 3,000,000 shares of Series B Preferred Stock.

On January 24, 2012, the Company completed an IPO of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A

Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.50% per annum. On June 30, 2015, each holder of Series B Preferred Stock will have the right to require us to redeem its shares at the redemption price of $25.00 per share plus an amount equal to any accumulated and unpaid dividends (Redemption Price). At any time following the expiration of the underwriters’ lock-up period of 180 days, the holder of any shares of Series B Preferred Stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at the conversion rate in effect at such time. If, at any time following the lock-up expiration date of July 22, 2012, the closing sale price of the Common Stock exceeds certain pricing thresholds, then we may, at our option, cause up to all of the then outstanding shares of Series B Preferred Stock (and corresponding accumulated and unpaid dividends) to be converted into shares of our Common Stock at the then-applicable conversion rate.

Common Stock Issued During 2012

On January 24, 2012, we exercised an option to purchase our Seneca facility, which we previously operated under lease. The exercise price of the option was $12 million, of which approximately $937,000 was previously paid, and 60,000 shares of our Class A Common Stock to each of USRG Holdco IX, LLC, Bunge North America, Inc. and West Central Cooperative.

On January 24, 2012, we issued 200,000 shares of Class A Common Stock to USRG Holdco IX, LLC pursuant to a Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company, and REG Services Group, LLC, which related to the termination of a previous glycerin purchase agreement between the parties.

On February 28, 2012, we issued 59,301 shares of Class A Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

Common Stock Warrants

Under the Company’s outstanding warrants, the holder may purchase the number of shares of Common Stock underlying each warrant held for a purchase price of $11.16 per share. The warrant holder may “net exercise” the warrants and use the common shares received upon exercise of the warrants outstanding as the consideration for payment of the exercise price.

The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

On January 24, 2012, certain common stock warrant holders were converted to Class A Common Stock as part of the stock recapitalization. Warrant holders converted 287,560 common stock warrants to 134,181 shares of Class A Common Stock.

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three months ended March 31, 2012 and 2011 were $5,749 and $0, respectively.

NOTE 4 — REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorized 60,000,000 shares of preferred stock, including 14,000,000 shares of Series A Preferred Stock, with a par value of $0.0001. The Company’s Board of Directors had discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance.

On July 15, 2011, holders of the Company’s Series A Preferred Stock approved a second amended and restated certificate of incorporation, to be effective prior to the completion of the Company’s initial public offering, to, among other things, convert and redeem the Company’s outstanding Series A Preferred Stock for a combination of Class A Common Stock and Series B Preferred Stock. This was approved by the Company’s common stockholders during the Company’s annual stockholder meeting on October 26, 2011.

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which affected a one-for-2.5 reverse stock split of the issued and outstanding shares of common stock. The Second Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Class A Common Stock and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B Preferred Stock.

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.5% per annum. All Series A Preferred Stock was converted and there are no shares of Series A Preferred Stock remain outstanding.

The rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock are set forth below. The holders of Preferred Stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

Series A Preferred Stock

Dividend Provisions

The holders of the Series A Preferred Stock accrued dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrued on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock were not been paid or declared, the deficiency was to be paid or declared before any dividend was declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued (Preferred Supermajority) could have voted to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock and as a result of the recapitalization where all Series A Preferred Stock was converted and all associated accumulated and unpaid dividends were cancelled. There was $22,750 of the Series A Preferred Stock dividends in arrears as of December 31, 2011.

Liquidation Rights

Upon the occurrence of a voluntary or involuntary liquidation (including consolidations, mergers or sale of assets as defined by the preferred stock agreement), if the remaining net assets of the Company were sufficient, the holders of the Series A Preferred Stock would have been paid no less than liquidation value plus all dividends in arrears (whether or not declared), out of the assets of the Company legally available for distribution to its stockholders, before any payment or distribution was made to any holders of Common Stock.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series A Preferred Stock holders are due as indicated above, the holders of Series A Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

All shares of the Series A Preferred Stock were converted into shares of Common Stock at a 1 to 2.5 conversion ratio.

Voting Rights

Each holder of the Series A Preferred Stock was entitled to the number of votes equal to the number of shares of Common Stock into which the Series A Preferred Stock held by such holder were convertible.

Additionally, the Company was prohibited, without obtaining the approval of the Preferred Supermajority, from performing certain activities including, but not limited to, amending shareholder agreements, redeeming or purchasing any outstanding shares of the Company, declaring dividends, making certain capital expenditures and merging or consolidating with other entities.

Redemption Rights

On or after February 26, 2014, the Preferred Supermajority could have required that the Company redeem all or part of the issued and outstanding shares of the Series A Preferred Stock out of funds lawfully available; provided, however, that any such redemptions equal in the aggregate $5,000. The redemption price was the greater of the fair market value per share at the date of the redemption election or $13.75 per share of the Series A Preferred Stock, plus accrued and unpaid preferred stock dividends, not to exceed $16.50 per share.

Series B Preferred Stock

Dividend Provisions

The holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the board of directors, cumulative dividends on each outstanding share of Series B Preferred Stock at the annual rate of 4.50% of the stated value. Dividends are payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2012. The Company may, at its option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date. The Company can only defer two such dividend payments and may not defer consecutive dividend payments. The Company will pay any dividend in cash, by delivering shares of Common Stock or through any combination of cash and shares of Common Stock.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, a holder of Series B Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of junior stock, an amount per share of Series B Preferred Stock, which we refer to as the Liquidation Preference, equal to the sum of the stated value of a share of Series B Preferred Stock of $25.00, which we refer to as the Stated Value, plus the amount of any accumulated and unpaid dividends, whether or not declared, to, but excluding, the date of payment.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series B Preferred Stock holders are due as indicated above, the holders of Series B Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

At any time following the lock-up expiration date, the holder of any shares of Series B Preferred Stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at a conversion rate in effect at such time. The initial conversion rate for each $25.00 of Liquidation Preference will be equal to $25.00 divided by a price that is 125% of the public offering price in the IPO.

If, at any time following the lock-up expiration date, the closing sale price of the Common Stock exceeds $15.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, then the Company may, at its option, cause up to 50% of the then-outstanding shares of Series B Preferred Stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate. If at any time following the lock-up expiration date, the closing sale price of the Common Stock exceeds $16.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, the Company may, at its option, cause up to all of the then-outstanding shares of Series B Preferred Stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate.

Voting Rights

Each holder of the Series B Preferred Stock is entitled to vote their share of Series B Preferred Stock on an as-converted basis on any matters presented to holders of Common Stock for their consideration. Except as required by law, holders of Series B Preferred Stock will vote on an as-converted basis together with the holders of Common Stock and with the holders of any other class or series of the Company’s capital stock entitled to vote with the Common Stock, as a single class.

The vote or consent of at least 75% of the shares of the Series B Preferred Stock at the time outstanding, voting as a separate class, shall be necessary to amend, alter or repeal the terms of the Series B Preferred Stock so as to adversely affect the powers, preferences or rights of the Series B Preferred Stock.

Redemption Rights

Except as set forth below, we may not redeem the Series B Preferred Stock prior to the date, which we refer to as the Initial Optional Redemption Date, which is 18 months following the lock-up expiration date. On or after the

Initial Optional Redemption Date, the Series B Preferred Stock may be redeemed at our option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends, which the Company refers to as the Redemption Price. If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B Preferred Stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B Preferred Stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B Preferred Stock.

If before March 31, 2015, the Company conducts an equity offering or offerings for cash that results in aggregate net proceeds in excess of $20,000, then, subject to the Company having legally available funds, the Company will offer to purchase or redeem the maximum number of shares of Series B Preferred Stock at a price equal to the Stated Value plus the amount of any accumulated and unpaid dividends to, but excluding, the purchase date that may be purchased or redeemed using 25% of those net proceeds. Before the Initial Optional Redemption Date, the Company will use those net proceeds to offer to purchase, in a tender offer, Series B Preferred Stock, and after the Initial Optional Redemption Date, the Company will use those net proceeds to redeem Series B Preferred Stock.

On June 30, 2015, each holder of Series B Preferred Stock will have the right to require the Company to redeem its shares at the Redemption Price, subject to the Company having legally available funds. If at any time dividends on any shares of Series B Preferred Stock are unpaid as of the specific dividend payment date and the non-payment continues for a period of 30 days, then the holders of not less than 25% of the then-outstanding Series B Preferred Stock may require the Company, subject to our having legally available funds, to redeem all outstanding shares of Series B Preferred Stock at the Redemption Price.

NOTE 5 – ACQUISITIONS

Seneca Landlord, LLC

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement (Put/Call Agreement). Pursuant to the Put/Call Agreement, the Company acquired all of the equity interest of Seneca Landlord, which owned the Seneca Facility, in exchange for $12,000, of which approximately $937 was previously paid, and 60,000 shares of the Company’s Class A Common Stock.

Seneca Landlord was determined to be a consolidated VIE prior to the exercise of the option available under the Put/Call Agreement, thus the basis of the assets recorded were not impacted by its exercise. See “Note 6 – Variable Interest Entities”. The payment of cash and Class A Common Stock shown below was used to relieve the Company’s obligation reflected on the condensed consolidated balance sheet as the Seneca Holdco Liability.

A summary of the acquisition price is as follows:

	Final Value at January 24, 2012
	Fair Value	Fair Value per Share
Fair value of consideration issued:
Cash	$11,063
Class A Common Stock	$591	$9.85

NOTE 6 — VARIABLE INTEREST ENTITIES

A VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has invested in two plants owned by independent investment groups. Those companies are Western Iowa Energy, LLC (WIE) and Western Dubuque Biodiesel, LLC (WDB). See “Note 8 – Investments” for the investment amounts. The Company evaluated each investment and determined we do not hold an interest in any of our investments in third party network plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the primary beneficiary and does not consolidate these VIEs.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. The note is secured by a mortgage interest in the office building. In July 2011, Bell, LLC refinanced their promissory note to reduce the interest rate to 4.5% per annum. The new promissory note is due July 14, 2014 and requires a monthly payment of approximately $36.

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

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the primary beneficiary. The Company had a put/call option with Seneca Holdco to purchase Landlord and leased the plant for production of biodiesel, both of which represented a variable interest in Landlord that were significant to the VIE. Although the Company did not have an ownership interest in Seneca Holdco, it was determined that the Company was the primary beneficiary due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gave the Company the majority of the benefit from the use of Seneca’s assets. The Company elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put /call option (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by, and those liabilities were obligations of, Landlord, not the Company.

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions” for a description of the acquisition.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	March 31, 2012		December 31, 2011
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
WIE	$576	$576	$576	$576
WDB	2,005	2,005	2,005	2,005

	$2,581	$2,581	$2,581	$2,581

NOTE 7 — INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$21,817	$13,820
Work in process	972	677
Finished goods	54,853	27,613

Total	$77,642	$42,110

NOTE 8 — INVESTMENTS

Investments consist of the following:

	March 31, 2012		December 31, 2011
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
WIE	2%	$576	2%	$576
WDB	8%	2,005	8%	2,005

Total		$2,581		$2,581

During July 2011, the Company acquired SoyMor Biodiesel, LLC (SoyMor) for which the Company previously held an equity investment accounted for under the equity method. Subsequent to the SoyMor acquisition, the Company has not held any investments accounted for under the equity method.

NOTE 9 — BORROWINGS

The Company’s term borrowings are as follows:

	March 31, 2012	December 31, 2011

REG Danville term loan	$15,289	$15,889
REG Newton term loan	22,322	22,695
Seneca Landlord term loan	36,250	-
Revenue bond	1,700	1,700
Other	440	470

Total notes payable	$76,001	$40,754

Seneca Landlord term loan	$-	$36,250
Bell, LLC promisory note	4,488	4,548

Total notes payable - variable interest entities	$4,488	$40,798

The Company was in compliance with all restrictive covenants associated with its borrowings as of March 31, 2012.

NOTE 10 — RELATED PARTY TRANSACTIONS

Related parties include certain investors as well as entities in which the Company has an equity method investment or an investment combined with a MOSA or board seat. Investors defined as related parties include (i) the investor having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) the investor holding a board seat on the Company’s Board of Directors. After the IPO, the number of related parties decreased due to the dilution of ownership of prior investors as well as the reduction of the number of board seats on the Company’s board held by related party investors. The Company will report related party transactions before and after the IPO based on the related party characteristics mentioned above.

Summary of Related Party Transactions

		Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Revenues - Biodiesel sales	$-	(a)	$2,112	(a)
	Cost of goods sold - Biodiesel	$17,669	(b)	$43,491	(b)
	Selling, general, and administrative expenses	$149	(c)	$308	(c)
	Interest expense	$17	(d)	$61	(d)

(a)	Represents transactions with related parties as follows:
	West Central	$-		$2
	E D & F Man	-		10
	Bunge	-		2,100

		$-		$2,112

(b)	Represents transactions with related parties as follows:
	West Central	$13,720		$10,979
	Bunge	3,949		31,544
	E D & F Man	-		968

		$17,669		$43,491

(c)	Represents transactions with related parties as follows:
	West Central	$36		$41
	Bunge	113		267

		$149		$308

(d)	Represents transactions with related parties as follows:
	West Central	$8		$31
	Bunge	9		30

		$17		$61

Summary of Related Party Balances

		As of March 31, 2012		As of December 31, 2011
	Accounts receivable	$20	(a)	$47	(a)
	Accounts payable	$1,021	(b)	$3,634	(b)
	Short-term maturities of notes payable	$214	(c)	$-	(c)
	Long-term maturities of notes payable	$-	(c)	$214	(c)

(a)	Represents balances with related parties as follows:
	West Central	$20		$22
	Bunge	-		25

		$20		$47

(b)	Represents balances with related parties as follows:
	West Central	$1,021		$784
	Bunge	-		2,850

		$1,021		$3,634

(c)	Represents balances with West Central

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

In 2006, the Company executed an asset use agreement with West Central to provide for the use of certain assets, such as office space, maintenance equipment and utilities. The agreement requires the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement has the same term as the land lease. During February 2012, the Company renegotiated the asset use agreement. The agreement provides for the use of certain assets, such as buildings, equipment and utilities which will be charged to the Company based on fixed and variable components.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology and accounting. The agreement requires the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and is cancellable thereafter upon six months notice by either party. As part of the renegotiated asset usage agreement, the services agreement was cancelled in February 2012.

In connection with the SoyMor acquisition, REG Albert Lea (REG Albert Lea), LLC assumed a loan with West Central. REG Albert Lea is required to make monthly interest payments. The balance of the loan is due January 15, 2013.

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

ED & F Man Holdings Ltd.

In August 2006, the Company entered into a glycerin marketing agreement and various terminal lease agreements with one of ED & F Man Holdings Ltd’s (ED & F Man) then wholly-owned subsidiaries, Westway Feed Products, Inc. (Westway). This contract was terminated and expired on August 2011.

The Company also entered into a tolling agreement with ED & F Man for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility during 2010. Additionally, the Company purchased biodiesel from ED & F Man for resale and had raw material sales to ED & F Man. There has been no activity or agreements in place during 2012.

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

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. ASC 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change.

As of March 31, 2012, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soybean oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of March 31, 2012, the Company had 1,698 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $6,470 and $7,870 as of March 31, 2012 and December 31, 2011, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

As of March 31, 2012 and December 31, 2011, the Company posted $7,215 and $7,850, respectively, of collateral associated with its commodity-based derivatives with a net asset position of $2,798 and $677, respectively.

The Company’s preferred stock embedded conversion feature related to the Series A Preferred Stock that was converted upon our IPO is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap		$-	Other liabilities	$51

Commodity swaps	Prepaid expenses and other assets	2,835	Prepaid expenses and other assets	3

Commodity options	Prepaid expenses and other assets	-	Prepaid expenses and other assets	34

Total derivatives		$2,835		$88

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Embedded derivative			Preferred stock embedded conversion feature derivatives	$53,822

Interest rate swap			Other liabilities	41

Commodity swaps	Prepaid expenses and other assets	$880	Prepaid expenses and other assets	203

Total derivatives		$880		$54,066

		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$11,975	$2,557
Interest rate swap	Other income (expense), net	(10)	166
Commodity swaps	Cost of goods sold - Biodiesel	(5,001)	(3,796)
Commodity options	Cost of goods sold - Biodiesel	53	59

Total		$7,017	$(1,014)

NOTE 12 — FAIR VALUE MEASUREMENT

ASC Topic 820, Fair Value Measurement (ASC Topic 820), establishes a framework for measuring fair value in GAAP and expands disclosures about fair market value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3

Interest rate swap	$(51)	$-	$(51)	$-
Commodity swaps	$2,832	-	2,832	-
Commodity options	$(34)	-	(34)	-

	$2,747	$-	$2,747	$-

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3

Preferred stock embedded derivatives	$(53,822)	$-	$-	$(53,822)
Interest rate swap	$(41)	-	(41)	-
Seneca Holdco liability	$(11,903)	-	-	(11,903)
Commodity swaps	$677	-	677	-

	$(65,089)	$-	$636	$(65,725)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and 2011:

	Series A Preferred Stock Embedded Derivatives	Seneca Holdco Liability
Ending balance - December 31, 2010	$(61,761)	$(10,406)
Total unrealized gains (losses)	2,557	727
Purchases	-	-
Issuance	-	-
Settlements	-	150

Ending balance - March 31, 2011	$(59,204)	$(9,529)

Ending balance - December 31, 2011	$(53,822)	$(11,903)
Total unrealized gains	11,975	349
Purchases	-	-
Issuance	-	-
Settlements	41,847	11,554

Ending balance - March 31, 2012	$-	$-

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

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows:

	March 31, 2012		December 31, 2011
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(86,237)	$(87,091)	$(85,587)	$(85,592)

NOTE 13 — REPORTABLE SEGMENTS

The Company reports its reportable segments based on services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.

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

The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net sales:
Biodiesel	$188,167	$104,414
Services	8,169	2,124
Intersegment revenues	(8,089)	(2,103)

	$188,247	$104,435

Income before income taxes and loss from equity investments:
Biodiesel	$17,031	$8,225
Services	3	3
Corporate and other (a)	(1,654)	(4,427)

	$15,380	$3,801

Depreciation and amortization expense, net:
Biodiesel	$1,787	$2,014
Services	4	-
Corporate and other	182	-

	$1,973	$2,014

Purchases of property, plant, and equipment:
Biodiesel	$2,293	$737
Services	26	-
Corporate and other	287	-

	$2,606	$737

	March 31, 2012	December 31, 2011
Goodwill:
Biodiesel	$68,784	$68,784
Services	16,080	16,080

	$84,864	$84,864

Assets:
Biodiesel	$382,559	$341,863
Services	20,466	20,474
Corporate and other (b)	150,650	122,110

	$553,675	$484,447

(a)	Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.
(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

During July 2009, the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provide for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provide financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge will receive fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of March 31, 2012 and December 31, 2011, there was $198 and $281, respectively, in incentive fees due to Bunge. On November 11, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expires in May 2012.

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

These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes.

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning six operating biodiesel production facilities with aggregate nameplate production capacity of 212 million gallons per year, or mmgy. We have transitioned from producing biodiesel from higher cost virgin vegetable oils, such as soybean oil, to primarily producing biodiesel from lower cost feedstocks, such as inedible animal fat, used cooking oil and inedible corn oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, a 45 mmgy facility in Danville, Illinois, a 30 mmgy facility in Newton, Iowa, a 60 mmgy facility in Seneca, Illinois, and a 30 mmgy facility in Albert Lea, Minnesota.

During 2011, we sold approximately 150 million gallons, including approximately 16 million gallons we purchased from third parties and resold and approximately six million gallons we manufactured for others. In the first three months of 2012, we sold approximately 34 million gallons, including four million gallons we purchased from third parties and resold.

On January 24, 2012, the Company acquired the Seneca Facility that we previously operated under a lease pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, as amended, (Put/Call Agreement), among the Company, Seneca Landlord, LLC, or Landlord, and certain subsidiaries of the Company. Landlord was owned by Seneca Holdco, which is owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the transaction.

The implementation of the Renewable Fuel Standard, or RFS2, led to a significant year-over-year increase in demand and substantial increase in sales price per gallon during 2011. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen increased from $3.40 per gallon in 2010 to $5.03 per gallon in 2011. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen for the first quarter 2012 was $4.81

During the second half of 2010, we and the biodiesel industry began to benefit from RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders’ tax credit, which had expired as of December 31, 2009, was reinstated in December 2010 retroactively for all of 2010 and prospectively for 2011. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel increased significantly in 2011. The federal blenders’ tax credit expired as of December 31, 2011 and it is uncertain whether it will be reinstated. During 2010, prior to the effectiveness of RFS2 and the reinstatement of the blenders’ tax credit, our average price for B100 was $3.31 per gallon. During the first quarter of 2012, our average price per gallon of B100 was $4.91, or 48% higher than the average price in 2010, and we sold 34 million gallons of biodiesel, compared to 68 million gallons sold in all of 2010.

We own three partially completed biodiesel production facilities located in New Orleans, Louisiana, Emporia, Kansas and Clovis, New Mexico. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 40% complete. We plan to complete construction of these facilities as financing becomes available, subject to market conditions. We expect that the aggregate cost to complete construction of these three facilities is in the range of approximately $130 to $140 million.

On January 24, 2012, we completed an initial public offering of shares of Common Stock in which we sold 7.2 million shares at a price to the public of $10 per share, which included 0.3 million shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59.9 million after underwriting fees and offering costs. In connection with the IPO, we executed a 1-for-2.5 reverse stock-split of our Common Stock. In addition, all of our then existing Common Stock was reclassified into shares of Class A Common Stock and all shares of our Series A Preferred Stock were converted into shares of Class A Common Stock and Series B preferred stock. Our Common Stock is traded on the NASDAQ Global Market under the ticker “REGI.”

We derive revenues from two reportable business segments: Biodiesel and Services

Biodiesel Segment

Our Biodiesel segment, as reported herein, includes:

—	the operations of the following biodiesel production facilities:
—	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;
—	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas, since its acquisition in June 2008;
—	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois, since its acquisition in February 2010;
—	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa, since its acquisition in March 2010;
—

a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which began production in August 2010, which we operated under a lease starting April 2010 and subsequently acquired in January 2012;

—	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;
—	purchases and resale of biodiesel and raw material feedstocks acquired from third parties;
—	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;
—	our production of biodiesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and
—	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2011 and the quarter ended March 31, 2012, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

When we produce a gallon of biodiesel, we generate 1.5 Renewable Identification Numbers, or RINs, per gallon. RINs are used to track compliance with RFS2. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel. When we sell a gallon of biodiesel we generally attach 1.5 RINs. As a result, a portion of our selling price for a gallon of biodiesel is attributable to RFS2 compliance.

Services Segment

Our Services segment includes:

—	biodiesel facility management and operational services, whereby we provide day-to-day management and operational services to biodiesel production facilities as well as other clean-tech companies; and
—	construction management services, whereby we act as the construction management and general contractor for the construction and upgrade of biodiesel production facilities.

Historically, we provided facility operations management services to owners of biodiesel production facilities. Pursuant to a Management Operations Service Agreement, or MOSA, with a facility owner, we provided a broad range of management and operations services, typically for a monthly fee based on gallons of biodiesel produced or marketed and a contingent payment based on the facility’s net income. We do not recognize revenues from the sale of biodiesel produced at managed facilities, which is sold for the account of the third party owner.

In addition, historically we have provided construction management services to the biodiesel industry, including assistance with pre-construction planning, such as site selection and permitting, facility and process design and engineering, engagement of subcontractors to perform construction activity and supply biodiesel processing equipment and project management services. Because we do not have internal construction capabilities and do not manufacture biodiesel processing equipment, we rely on our prime subcontractors to fulfill the bulk of our obligations to our customers. Payments to these prime subcontractors historically represented most of the costs of goods sold for our Services segment.

Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009. We have, however, utilized our construction management expertise internally to upgrade two of our facilities during the last three years. We anticipate revenues derived from construction management services will be minimal in future periods.

Factors Influencing Our Results of Operations

The principal factors affecting our segments are the market prices for biodiesel and the feedstocks used to produce biodiesel, as well as governmental programs designed to create incentives for the production and use of biodiesel.

Governmental programs favoring biodiesel production and use

Biodiesel has been more expensive to produce than petroleum-based diesel fuel and as a result the industry depends on federal and, to a lesser extent, state usage requirements and tax and production incentives.

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel volume requirement, or RVO—biomass-based diesel and advanced biofuel. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. The EPA proposed a requirement for domestic use of biodiesel by Obligated Parties of 1.28 billion gallons in 2013. Our sales volumes and revenues increased during 2011 compared to 2010 as a result of increased demand relating to the implementation of RFS2.

RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of the fact that the blenders’ tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders’ tax credit while it was still available. This 2011 overproduction may reduce demand for biodiesel in 2012. The 2012 RFS requirement for biomass-based diesel is 1 billion gallons. The 2011 carry-over can be used to satisfy up to 200 million gallons of the 1 billion 2012 requirement. According to EPA EMTS data, approximately 249 million gallons of biomass-based diesel was produced during the first quarter of 2012.

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

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been impacted by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders’ tax credit remain a significant factor in the market price of our product.

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.11, or 26%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in December 2010 and $1.83, or 38% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in December 2011. In March 2012, the value of RINs, as reported by OPIS, contributed approximately $2.16, or 44%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel.

During 2011, feedstock expense accounted for 73% of our costs of goods sold, while methanol and chemical catalysts expense accounted for 8% and 3% of our costs of goods sold, respectively. Methanol, a reactant in the production process, represents our second largest cost, the price of which is related to the cost of production, as well as, world supply and demand factors for methanol.

Feedstocks for biodiesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the supply and demand for biodiesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply for each feedstock:

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
Weather conditions
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2011, 83% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats while in 2007 we used 100% refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to March 2012, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2011 was $0.55 per pound, or $4.13 per gallon of biodiesel, compared to $0.42 per pound, or $3.16 per gallon of biodiesel, in 2010.

Over the period from January 2008 to March 2012, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average price for choice white grease during 2011 was $0.46 per pound, or $3.68 per gallon of biodiesel, compared to $0.29 per pound, or $2.32 per gallon of biodiesel, in 2010.

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

—	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (Based on 7.5 pounds per gallons).
(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (Based on 8.5 pounds per gallon).
(2)	Inedible corn oil prices are reported as the monthly average of the daily market values (Based on 8.2 pounds per gallon).
(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (Based on 8.0 pounds per gallon).
(4)	Tech tallow prices are based on the monthly average of the daily low sales prices of Chicago tech tallow as reported by The Jacobsen (Based on 7.6 pounds per gallon).

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from January 2008 to March 2012.

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

Seasonality

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to compensate for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and would be in excess of the 1 billion gallon RFS2 requirement for 2012. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 exceeded the 2011 RFS2 requirement, the demand for biodiesel in 2012 could be less than 2012 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for 2012 with gallons used in 2011, meaning that 2011 gallons could be used to satisfy up to 200 million gallons of the 1 billion gallon requirement for 2012. We believe the carry-over of gallons from 2011, which may have been the result of parties taking advantage of the federal blenders’ credit that expired on December 31, 2011, had some adverse effect on biodiesel demand in first quarter of 2012. According to EPA EMTS data, approximately 249 million gallons of biomass-based diesel was produced during the first quarter of 2012.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

—	sales of biodiesel produced at our wholly-owned facilities, including RINs, transportation, storage and insurance costs to the extent paid for by our customers;
—	revenues from our sale of biodiesel produced by third parties through toll manufacturing arrangements with us;
—	resale of finished biodiesel and raw material feedstocks acquired from others;
—	sales of glycerin and other co-products of the biodiesel production process;
—

incentive payments from federal and state governments, including the federal biodiesel blenders’ tax credit, which we receive directly when we sell our biodiesel blended with petroleum-based diesel, primarily as B99.9, a less than one percent petroleum-based diesel mix with biodiesel, rather than in pure form, or B100, as well as, from the USDA Advanced Biofuel Program; and

—	fees from toll manufacturing arrangements at our facilities for third parties.

We derive revenues in our Services segment from the following sources:

—	fees received from operations management services that we provide for biodiesel production facilities, typically based on production rates and profitability of the managed facility; and
—	amounts received for services performed by us in our role as general contractor and construction manager for biodiesel production facilities.

Cost of goods sold for our Biodiesel segment includes:

—

with respect to our wholly-owned production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

—

with respect to biodiesel acquired from third parties produced under toll manufacturing arrangements, expenses incurred for feedstocks, transportation, catalysts and other chemicals used in the production process and toll processing fees paid to the facility producing the biodiesel;

—

with respect to finished goods acquired from third parties, the purchase price of biodiesel on the spot market or under contract, and related expenses for transportation, storage, insurance, labor and other indirect expenses; and

—	changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products.

Cost of goods sold for our Services segment includes:

—

with respect to our facility management and operations activities, primarily salary expenses for the services of management employees for each facility and others who provide procurement, marketing and various administrative functions; and

—

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

Other income (expense), net is primarily comprised of the changes in fair value of the embedded derivative related to the Series A Preferred Stock conversion feature, changes in fair value of interest rate swap, interest expense, interest income and the changes in valuation of the Seneca Holdco, LLC liability associated with the put and call options on the equity interest in Landlord.

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

We use the cost method of accounting to account for our minority investment in two previously managed plants, Western Iowa Energy, LLC, or WIE, since May, 2010, and Western Dubuque Biodiesel, LLC, or WDB, since August 2010. Because we do not have the ability to influence the operating and financial decisions of WIE, or WDB, and do not maintain a position on the board of directors, the investment is accounted for using the cost method. Under the cost method, the initial investment is recorded at cost and assessed for impairment. We have not recorded any impairment of our investments in WIE or WDB.

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

On April 8, 2010, we determined that Landlord was a VIE and it was consolidated into our financial statements as we are the primary beneficiary. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for a description of the transaction. We had a put/call option with Seneca Holdco, LLC, or Seneca Holdco, to purchase Landlord and leased the plant during 2011 and 2010 for production of biodiesel, both of which represent a variable interest in Landlord that is significant to the VIE. Although we did not have an ownership interest in Seneca Holdco, it was determined that we were the primary beneficiary due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gave us the majority of the benefit from the use of Landlord’s assets. On January 24, 2012, we executed the call option and acquired the Seneca Facility. For additional information on the acquisition please see “Note 5 – Acquisitions” to our condensed consolidated financial statements.

During 2007, we invested, through a wholly-owned subsidiary, in 416 S. Bell, LLC, or Bell LLC, a VIE joint venture, whereby we own 50% of the outstanding units and one of our employees is a member of Bell, LLC’s board of managers. Bell, LLC owns and leases to us its corporate office building located in Ames, Iowa, which we use as our corporate headquarters. Until January 1, 2011, we used the equity method of accounting to account for the operating results of Bell LLC. Effective January 1, 2011, we have the right to exercise a call option with the other joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we have determined we are the primary beneficiary of Bell, LLC and have consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810, “Consolidation,” or ASC Topic 810. See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements for a description of the consolidation.

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

Inedible animal fat and inedible corn oil are the primary feedstocks that we used to produce biodiesel in 2011 and 2012, respectively. We have increased our use of inedible corn oil, used cooking oil and inedible animal fat (lower cost feedstocks) as a result of technology upgrades at our production facilities that provide multi-feedstock processing capabilities that allow us to produce biodiesel from lower cost feedstocks. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease derived from pork and poultry fat. We manage lower cost feedstock supply risks related to biodiesel production through supply contracts with lower cost feedstock suppliers/producers. There is no established futures market for lower cost feedstocks. The purchase price for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to hedge against changing lower cost feedstock prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging.

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

Changes in the value of these futures or options instruments are recognized as current income or loss in cost of goods sold.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, equities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue recognition.

We recognize revenues from the following sources:

—

the sale of biodiesel, including RINs, biodiesel co-products and raw material feedstocks purchased by us or produced by us at owned manufacturing facilities, leased manufacturing facilities and manufacturing facilities with which we have tolling arrangements;

—	fees received from federal and state incentive programs for renewable fuels;
—	fees from construction, operations and project management;
—	fees received for the marketing and sales of biodiesel produced by third parties; and
—	Fees received under toll manufacturing agreements with third parties.

Biodiesel sales and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the blender’s tax credit. In connection with the blender’s tax credit, we file a claim with the Internal Revenue Service for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. During 2011, we collected these claims in approximately 20 days on average from the time we file and we currently have less than $1.9 million remaining to be collected. Other than routine audits of these claims, we have had no denials or challenges of our claims and no issues with collectability. In connection with the USDA Program, funds are allocated to the Company based on our proportionate eligible biofuels production and available funds under the USDA Program. Due to the uncertainty of the amounts to be received, we do not record amounts until we have received notification from the USDA or are in receipt of the funds.

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

Fees for managing ongoing operations of third party plants, marketing biodiesel produced by third party plants and from other services are recognized as services are provided. We have also entered performance-based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectability is reasonably assured.

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

There were no asset impairment charges for the three months ended March 31, 2012 and 2011.

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

The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. No impairment of goodwill was recorded in 2011 or 2010. Results of the services reporting unit goodwill impairment test as of July 31, 2011 and 2010 indicated the estimated fair value of the services reporting unit was $53 million and $46 million, respectively, as compared to a carrying value of $20 million and $23 million, respectively.

Income taxes. We account for income taxes during interim periods based on the best estimate of the annual effective tax rate, and recognize deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

In addition, the carrying amount of deferred tax assets are reviewed to determine whether the establishment of a valuation allowance is necessary. If it is more-likely-than-not that all or a portion of our deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Judgment is required in making this assessment.

In evaluating the available evidence, we consider, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. On December 31, 2009, we determined that it was not more-likely-than-not that our deferred tax assets would be fully realized in the future based on available evidence; therefore, a full valuation allowance was established against the assets. On a quarterly basis, deferred tax assets are reviewed to determine the probability of realizing the assets. At March 31, 2012, we had net deferred income tax assets of approximately $11.2 million with a valuation allowance of $5.7 million, which resulted in a net deferred tax asset of $5.5 million that is partially offset by an accrued liability of $1.9 million for unrecognized tax benefits. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

Consolidations. On April 8, 2010, we determined that Landlord was a VIE and consolidated it into our financial statements as we are the primary beneficiary (ASC Topic 810). We had a put/call option with Seneca Holdco to purchase Landlord and we leased the plant for production of biodiesel through January 24, 2012, both of which represent a variable interest in Landlord that are significant to the VIE. Although we did not have an ownership interest in Seneca Holdco, we determined that we were the primary beneficiary because the equity owners were our stockholders; our ability to direct the activities that most significantly impacted Landlord’s economic performance; and, the design of the leasing arrangement that ultimately gave us the majority of the benefit from the use of Landlord’s assets. We elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by and those liabilities were obligations of Landlord, which we consolidated as the primary beneficiary.

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, as amended, (Put/Call Agreement), by among the Company, Landlord and certain subsidiaries of the Company. See “Note 5 – Acquisitions” to our condensed financial statements for additional information.

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

Derivative instruments and hedging activities. The Financial Accounting Standards Board issued ASC Topic 815-40, “Derivatives and Hedging” or ASC 815-40. ASC 815-40 established accounting and reporting standards for derivative instruments and required that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We utilize futures contracts, swaps and options to hedge purchase and sales contracts for feedstock and biodiesel. We have designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Additionally, we have entered into an interest rate swap with the objective of managing risk caused by fluctuations in market interest rate risks associated with the REG Danville loan. Unrealized gains and losses on the futures contracts, swaps and options are therefore recognized as a component of biodiesel cost of goods sold, and are reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income or expense, net.

Valuation of Preferred Stock Embedded Derivatives. In connection with our IPO on January 24, 2012, we gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of Class A Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.5% per annum. The Series A Preferred Stock were fully converted and there are no shares of Series A Preferred Stock outstanding following the conversion upon the IPO. As a result, the Series A Preferred Equity and the remaining balance of the embedded derivative was removed from the balance sheet at January 24, 2012. Prior to conversion of the Series A Preferred Stock on January 24, 2012, the terms of our Series A Preferred Stock provided for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to common stock based on a prescribed formula. In addition, shares of Series A Preferred Stock were subject to redemption at the election of the holder beginning February 26, 2014. The redemption price was equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not exceeding $16.50 per share, and (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815-40, “Derivatives and Hedging,” or ASC Topic 815-40, we were required to bifurcate certain derivatives embedded in our contractual obligations and account for as a separate liability. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. The embedded terms contained all of the attributes of a free-standing derivative, such as an underlying market value, a notional amount or payment provision, and could be settled “net,” but the contract, in its entirety, did not meet the ASC Topic 815-40 definition of a derivative. For a description of the redemption and liquidation rights associated with Series A preferred stock, see “Note 4—Redeemable Preferred Stock” to our condensed consolidated financial statements.

We determined that the conversion feature of Series A Preferred Stock was an embedded derivative because the redemption feature allowed the holder to redeem Series A Preferred Stock for cash at a price which could vary based on the fair market value of the Series A Preferred Stock, which effectively provided the holders of the Series A Preferred Stock with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option was bifurcated and accounted for separately because the economic characteristics of this conversion option were not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which is considered more to a debt instrument than equity.

Upon issuance of Series A Preferred Stock, we recorded a liability representing the estimated fair value of the right of preferred holders to receive the fair market value of the common stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability was adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense is recorded as Other Income in our statements of operations.

We used the option pricing method to value the embedded derivative. We use the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in the Series A Preferred Stock. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions included the expected volatility of the value of our equity, the expected conversion date, an appropriate risk-free interest rate, and the estimated fair value of our equity. The expected volatility of our equity is estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as us. The expected term of the conversion option is based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on United States Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	January 24, 2012	December 31, 2011
Expected volatility	40.00%	40.00%
Risk-free rate	2.80%	2.60%

The estimated fair values of the conversion feature embedded in the Series A Preferred Stock was recorded as a derivative liability. The derivative liability was adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of Series A Preferred Stock embedded derivative. The impact of the change in the value of the embedded derivative is not included in the determination of taxable income.

Valuation of Seneca Holdco, LLC Liability. In connection with the agreements under which we leased the Seneca facility (See “Note 6—Variable Interest Entities” to our condensed consolidated financial statements), we had the option to purchase, or Call Option, and Seneca Holdco had the option to require us to purchase, or Put Option, the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. We valued the amounts financed by Seneca Holdco, the Put Option and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represented the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions included (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital.

The significant assumptions utilized in our valuation of the Seneca Holdco, LLC liability were as follows:

December 31, 2011
Expected volatility	50.00%
Risk-free rate	2.60%
Probability of IPO	100.00%

On January 24, 2012, we acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, as amended, by and among us, Landlord and certain subsidiaries of us. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the acquisition. As a result, the Seneca Put/Call Liability was removed from our balance sheet at January 24, 2012.

Preferred Stock Accretion. On February 26, 2010, after issuance of the Series A Preferred Stock, we determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable and we commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date (February 26, 2014) to the Series A Preferred Stock’s redemption value, plus dividends, using the effective interest method. This determination was based upon the state of the public equity markets at the time which restricted our ability to execute a qualified public offering, our historical operating results and the volatility in the biodiesel and renewable fuels industries.

Accretion of $1.8 and $5.9 million for the three months ended March 31, 2012 and 2011, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities,” or ASC Topic 480-10-S99.

On January 24, 2012, in connection with the IPO, the Series A Preferred Stock was converted into shares of Series B preferred stock and Class A Common Stock. Accretion of the Series A Preferred Stock was terminated at the time of the conversion. We determined that there was not a more than remote likelihood that the Series B preferred stock issued and outstanding would become redeemable. Therefore, we have not accreted the Series B preferred stock at this time.

Series B Preferred Stock

In connection with the recapitalization of our capital stock, we issued an aggregate of 2,999,493 shares of Series B preferred stock to former holders of our Series A Preferred Stock. Holders of our Series B preferred stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date, however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of Common Stock, or through any combination of cash and shares of Common Stock. If we elect to make any such payment by delivering shares of Common Stock, those shares will be valued at the average of the daily volume weighted average price of the Common Stock on each of the ten consecutive trading days ending on the trading day immediately preceding the record date for that dividend.

Valuation of the Company’s Equity. Since quoted market prices for our securities were not available prior to the commencement of trading of our Common Stock on the NASDAQ Global Market on January 19, 2012, we estimated the fair value of our equity based on the best information available at the time of the valuation.

Stock based compensation. We maintain a stock-based compensation program for employees and directors under the Amended and Restated 2009 Stock Incentive Plan, or our 2009 Plan. The 2009 Plan replaced our 2006 Stock Option Plan. Eligible award recipients are employees, non-employee directors and advisors. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. Compensation expense was recorded for stock options, restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for service. The total compensation cost was measured at the grant-date fair value of the award less the fair value of any modified awards at the date of modification and is recognized as compensation expense over the vesting period.

Results of Operations

Three months ended March 31, 2012 and 2011

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenues
Biodiesel	$182,780	$100,074
Biodiesel government incentives	5,387	4,340

Total biodiesel	188,167	104,414
Services	80	21

Total	188,247	104,435
Costs of goods sold
Biodiesel	171,136	96,189
Services	77	18

Total	171,213	96,207

Gross profit	17,034	8,228
Selling, general and administrative expenses	12,962	6,278

Income from operations	4,072	1,950
Other income (expense), net	11,308	1,851
Income tax expense	(1,363)	-
Loss from equity investments	-	(65)

Net income attributable to REG	14,017	3,736
Effects of recapitalization	39,107	-
Accretion of preferred stock to redemption value	(1,808)	(5,896)
Undistributed dividends allocated to preferred stockholders	(1,451)	(3,061)
Effects of participating preferred stock	(7,615)	-
Effects of participating share-based awards	(2,201)	-

Net income (loss) attributable to the Company’s common stockholders	$40,049	$(5,221)

Revenues. Our total revenues increased $83.8 million, or approximately 80%, to $188.2 million for the three months ended March 31, 2012, from $104.4 million for the three months ended March 31, 2011. This increase was due to an increase in biodiesel revenues as follows:

Biodiesel. Biodiesel revenues, including government incentives, increased $83.8 million, or 80%, to $188.2 million during the three months ended March 31, 2012, from $104.4 million for the three months ended March 31, 2011. This increase in biodiesel revenues was due to an increase in both gallons sold and sales price per gallon. Due to higher RIN and energy prices in the first three months of 2012, our average B100 sales price per gallon increased $0.55, or 13%, to $4.91 during the three months ended March 31, 2012, from $4.36 during the three months ended March 31, 2011. The increase in sales price from the first three months of 2011 to the first three months of 2012 contributed to an $11.1 million revenue increase when applied to the number of gallons sold during the first quarter of 2011. Gallons sold, excluding tolled gallons, increased 14.0 million, or 69%, to 34.1 million during the three months ended March 31, 2012 compared to 20.1 million during the three months ended March 31, 2011. The increase in gallons sold for the three months ended March 31, 2012 accounted for a revenue increase of $68.7 million using pricing for the first three months of 2012. This increase in gallons sold reflects stronger market demand primarily as a result of RFS2. In response to this demand, all six of our operating production facilities produced biodiesel through the first quarter of 2012.

Services. Services revenues increased $0.1 million, or 100%, to $0.1 million for the three months ended March 31, 2012, from $0 million for the three months ended March 31, 2011. This increase was due to personnel-related services provided to a third party.

Costs of goods sold. Our costs of goods sold increased approximately $75.0 million, or 78%, to $171.2 million for the three months ended March 31, 2012, from $96.2 million for the three months ended March 31, 2011. This increase was primarily due to costs associated with the increase in gallons sold in the first quarter of 2012 as follows:

Biodiesel. Biodiesel costs of goods sold increased $75.0 million, or 78%, to $171.1 for the three months ended March 31, 2012, compared to $96.2 million for the three months ended March 31, 2011. The increase in biodiesel cost of goods sold is primarily the result of the additional gallons sold in the 2012 period as discussed above and an increase in average inedible animal fat feedstock prices. Average inedible animal fat costs for the three months ended March 31, 2012 was $0.44 per pound, compared to $0.42 per pound for the three months ended March 31, 2011. Soybean oil costs for the three months ended March 31, 2012 and 2011 were $0.55 per pound. We had losses of $4.9 million from hedging activity for the three months ended March 31, 2012, compared to losses of $3.7 million from hedging activity for the three months ended March 31, 2011.

Services. Costs of services increased $0.1 million to $0.1 million for the three months ended March 31, 2012, from $0 million for the three months ended March 31, 2011. This increase was due to personnel-related services provided to a third party.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses increased $6.7 million, or 106%, to $13.0 million for the three months ended March 31, 2012, from $6.3 million for the three months ended March 31, 2011. The increase was primarily related to the additional non-cash stock compensation expense of $5.0 million for the three months ended March 31, 2012, compared to $1.0 million for the three months ended March 31, 2011. Additionally, the provision for bad debt expense increased $0.7 million and professional fee expense increased $0.6 million for the three months ended March 31, 2012 when compared to the same period for 2011.

Other income (expense), net. Other income was $11.3 million for the three months ended March 31, 2012 compared to $1.9 million for the three months ended March 31, 2011. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $12.0 million of income for the three months ended March 31, 2012, and $2.6 million of income for the three months ended March 31, 2011. The change in fair value of the Seneca Holdco liability was $0.3 million of income for the three months ended March 31, 2012, and was $0.7 million of income for the three months ended March 31, 2011. Interest expense decreased $0.6 million to $1.1 million for the three months ended March 31, 2012, from $1.7 million for the three months ended March 31, 2011. This decrease was primarily attributable to the decrease of debt and the decrease of debt financing related amortization when comparing the first quarters of 2012 and 2011.

Income tax benefit (expense). There was income tax expense recorded during the three months ended March 31, 2012 of $1.4 million, compared to an income tax expense of $0 million for the three months ended March 31, 2011. At March 31, 2012, we had net deferred income tax assets of approximately $11.2 million with a valuation allowance of $5.7 million, which resulted in a net deferred tax asset of $5.5 million and was partially offset by an accrued liability of $1.9 million for unrecognized tax benefits.

Income (loss) from equity investments. We had no gain or loss from equity investments during the three months ended March 31, 2012 compared to a loss of $0.1 million for the three months ended March 31, 2011. The change is due our purchase of SoyMor Biodiesel, LLC, an equity investment, in July 2011.

Effects of Series A Preferred Stock Recapitalization. In connection with our IPO on January 24, 2012, we gave affect to a one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A Common Stock and 2,999,493 shares of $74,987 aggregate Series B preferred stock with cumulative dividends of 4.50% per annum. For the three months ended March 31, 2012, recapitalization effects were $39.1 million.

Preferred stock accretion. Preferred stock accretion was $1.8 million for the three months ended March 31, 2012, compared to $5.9 million for the three months ended March 31, 2011. During the first quarter of 2012, we accreted only one month of the previously issued Series A Preferred Stock until the preferred stock was recapitalized into Class A Common Stock and Series B preferred stock. The newly issued Series B preferred stock does not require accretion.

Undistributed dividends. Undistributed preferred stock dividends were $1.5 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. During the first quarter of 2012, we recapitalized our preferred stock by exchanging the Series A Preferred Stock with Class A Common Stock and Series B preferred stock. All undistributed dividends of the Series A Preferred Stock were cancelled as part of the recapitalization agreement.

Effects of participating preferred stock. Effects of participating preferred stock was $7.6 million and $0 million for the three months ended March 31, 2012 and 2011, respectively.

Effects of participating share-based awards. Effects of participating share-based awards were $2.2 million and $0 million for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through March 31, 2012, we received cash proceeds of $201.0 million from private sales of preferred stock and private and public sales of common stock. During 2011, we began financing operations from positive cash flow from operations. Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for at least the next twelve months. At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $75.2 million and $33.6 million, respectively. At March 31, 2012, we had total assets of $553.7 million, compared to total assets of $484.4 million at December 31, 2011. At March 31, 2012, we had debt of $86.2 million, compared to debt of $85.6 million at December 31, 2011.

Our borrowings (in millions) are as follows:

	March 31, December 31,
	2012	2011
REG Danville term loan	$15.3	$15.9
REG Newton term loan	22.3	22.7
Seneca Landlord term loan	36.3	-
Other	2.1	2.2

Total notes payable	$76.0	$40.8

Seneca Landlord term loan	$-	$36.3
Bell, LLC promissory note	4.5	4.5

Total notes payable - variable interest entities	$4.5	$40.8

Our revolving borrowings (in millions) are as follows:

	March 31, December 31,
	2012	2011
Revolving lines of credit	$5.7	$4.0

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

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes, and unfunded maintenance capital expenditures. The excess cash flow payment for 2011 of $2.7 million was paid in May 2012. A one-time principal payment totaling $6.2 million was made in November 2011. The one-time principal payment described above includes $2.0 million paid from the debt service reserve, which was reduced from $3.5 million to $1.5 million, which is our continuing guarantee obligation. Amounts outstanding on the term loan were $15.3 million as of March 31, 2012.

On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of March 31, 2012, there was $22.3 million of principal outstanding under the AgStar Loan and no amounts outstanding under the AgStar Line. These amounts are secured by our Newton facility. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) two percent. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter, until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. REG Newton was not required to make a Debt Reserve deposit for 2011 or 2010. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On November 15, 2010, REG Newton amended the loan agreement to revise certain financial covenants. In exchange for these revisions, REG Newton agreed to begin reduced principal payments of approximately $60,000 per month within two months after the enactment of the reinstated blenders’ tax credit, which was March 1, 2011, until October 1, 2011 when principal payment increased to $120,000 per month. The AgStar Loan matures on March 8, 2013 and the AgStar Line expired on March 5, 2012. The AgStar Line was secured by REG Newton’s accounts receivable and inventory.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock was paid for daily as it was processed. Biodiesel was purchased and paid for by Bunge the following day. In November 2011, we gave notice of termination to Bunge in accordance with the agreement. This agreement expires May 2012. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of March 31, 2012, we had $2.8 million outstanding under these agreements.

Our previous revolving credit facility with West LB, AG, or West LB, was replaced by a new revolving credit agreement that two of our subsidiaries entered into on December 23, 2011 with Wells Fargo Capital Finance, LLC, as agent and lender, which we refer to as the Wells Fargo Revolver. We have guaranteed the obligations of our subsidiaries under the Wells Fargo Revolver, which provides for the extension of revolving loans in an aggregate principal amount not to exceed $40.0 million, based on eligible inventory, accounts receivable and blenders’ credits of the subsidiary borrowers and the inventory of certain affiliates. As of March 31, 2012, our net availability under the Wells Fargo revolver was $16.7 million. Our subsidiaries borrowed $10.0 million under the new revolving credit agreement on December 23, 2011 to repay in full the outstanding balance under the previous revolving credit facility with West LB. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Our available borrowing capacity under the Wells Fargo Revolver was $11.0 million and amounts outstanding were $5.7 million as of March 31, 2012.

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

In connection with our agreement to lease the Seneca facility, Landlord received from Seneca Holdco, which is owned by three of our investors, an investment of $4.0 million to fund certain repairs to the Seneca facility. Landlord leased the Seneca facility to our subsidiary, REG Seneca, with rent being set at an amount to cover debt service and other expenses. REG Seneca paid Landlord a $600,000 annual fee, payable quarterly, which was guaranteed by us. On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, as amended, (Put/Call Agreement), by among the Company, Landlord and certain subsidiaries of the Company. Landlord was owned by Seneca Holdco, which is owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for additional information.

On April 8, 2010, Landlord entered into a note payable agreement with West LB. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of March 31, 2012. The effective rate at March 31, 2012 was 3.24%. Interest is paid monthly. Principal payments have been deferred until April 2012. At that time, Landlord will be required to make quarterly principal payments of $604,167, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca facility. The balance of the note as of March 31, 2012 was $36.3 million.

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to the Company its corporate office building located in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, the Company determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into the Company’s financial statements. The Company is the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $15,000 plus interest. The note bears interest at a rate of 4.50% per annum and the note matures July 14, 2014. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.5 million at March 31, 2012.

As of March 31, 2012, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net cash flows from operating activities	$ (14,093)	$ 326
Net cash flows from investing activities	(2,607)	(318)
Net cash flows from financing activities	58,282	96
Net change in cash and cash equivalents	41,582	104
Cash and cash equivalents, end of period	$ 75,157	$ 4,363

Operating activities. Net cash used in operating activities was $14.1 million for the three months ended March 31, 2012. For the first quarter of 2012, net income was $14.0 million, which includes depreciation and amortization expense of $2.0 million, non-cash stock compensation expense of $5.0 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in a deferred tax expense of $1.4 million. We also used $19.8 million to fund net working capital requirements, consisting of a $35.5 million increase in inventory due to increased production and sales volume, $10.0 million decrease in accounts receivable, a $6.8 million increase in prepaid expenses and an increase in deferred revenues of $9.7 million and a $2.8 million increase in accounts payable and accruals. The net result was a cash reduction from operations of $14.1 million.

The net cash provided from operating activities for the three months ended March 31, 2011 of $0.3 reflects $3.7 million in net income from operations, primarily offset by depreciation and amortization expense of $2.0 million, stock compensation expense of $1.0 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $2.6 million and a decrease in the non-cash change in the Seneca Holdco liability of $0.9 million. We also used $3.1 million to fund net working capital requirements which resulted in a net cash source from operations of $0.3 million.

Investing activities. Net cash used for investing activities for the three months ended March 31, 2012 was $2.6 million, consisting of net cash used to pay for facility construction of $2.6 million.

Net cash used for investment activities for the three months ended March 31, 2011 was $0.3 million, consisting mostly of cash used to pay for Seneca Facility construction of $0.7 million and cash provided from the release of restricted cash in the amount of $0.4 million.

Financing activities. Net cash provided for financing activities for the three months ended March 31, 2012 was $58.3 million. We received $63.7 million from the completion of our IPO. We paid down $1.1 million on our term notes, had a net increase of $1.7 million borrowed on our Wells Fargo revolving line and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.6 million for the issuance of common stock, and preferred stock, $0.4 million for the repurchase of common stock and $0.1 million for debt issuance cost.

Net cash provided from financing activities for the three months ended March 31, 2011 was $0.1 million, which represents $1.0 million in borrowings on our WestLB Revolver. This was partially offset by $0.9 million in principal payments in connection with the notes payable.

Capital expenditures. We plan to undertake various facility upgrades to further expand processing capabilities at our existing facilities, most significantly our newly acquired Albert Lea facility. We also plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, our New Orleans facility, our Emporia facility and our Clovis facility, with expected aggregate nameplate production capacity of 135 mmgy. We estimate completion of the New Orleans, Emporia and the Clovis facilities will require an estimated $130 to $140 million, excluding working capital. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

We continue to have discussions with financing sources in an effort to enter into equity and debt financing arrangements to meet our projected financial needs for facilities under construction and capital improvement projects for our operating facilities. We may also use existing cash and cash flow generated from operations to fund construction and upgrade projects. Since discussions are ongoing, we are uncertain when or if financing will be available aside from the cash we have on hand today. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would increase our leverage and interest costs and would likely be secured by certain of our assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing and future stockholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness, and to incur liens on the plants of such subsidiaries.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$14,017	$3,736
Adjustments:
Loss from equity investments	-	65
Income tax expense	1,363	-
Interest expense	1,053	1,708
Other income (expense), net	(37)	(275)
Change in fair value of Seneca Holdco liability	(349)	(727)
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	(2,557)
Stock issued for glycerin agreement termination	1,898	-
Straight-line lease expense	(102)	798
Depreciation	2,026	1,689
Amortization	(139)	(130)
Non-cash stock compensation	4,964	990

Adjusted EBITDA	$12,719	$5,297

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

—	Adjusted EBITDA does not reflect our cash expenditures for capital assets or the impact of certain cash clauses that we consider not to be an indication of our ongoing operations;

—	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

—	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

—	non-cash stock compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

—	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Commodity Price Risk

Over the period from January 2007 through March 2012, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.44 per gallon during this period. Over the period from January 2006 through March 2012, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4148 per pound during this period. Over the period from January 2008 through March 2012, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3335 per pound during this period.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.7 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.27% for the last week of March 2012. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s originally assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at March 31, 2012 at 5.24%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the interest rate at 5.92% on a notional amount of approximately $6.5 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at March 31, 2012 and December 31, 2011, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its originally assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2012 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

On January 24, 2012, we acquired the Seneca Facility pursuant to the exercise of our option under the Funding, Investor Fee and Put/Call Agreement, by and among the Company, Seneca Landlord, LLC and certain subsidiaries of the Company. See “Note 5 – Acquisitions” for a description of the acquisition. REG Seneca is subject to interest rate risk relating to the Seneca facility. The note with WestLB requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Each Base Rate Loan accrues interest at a rate per annum equal to 2% plus the higher of (i) the Federal Funds Effective Rate plus 0.5% and (ii) the rate of interest in effect for such day as publicly announced from time to time by WestLB as its “prime rate”. Each Eurodollar Loan accrues interest at a rate per annum equal to 3.0% plus the greater of (a) one and one half percent (1.5%) per annum, and (b) the rate per annum obtained by dividing (x) LIBOR for such Interest Period and Eurodollar Loan, by (y) a percentage equal to (i) 100% minus (ii) the Eurodollar Reserve Percentage for such Interest Period. The loan was a Eurodollar Loan through March 31, 2012 (effective rate at March 31, 2012 of 3.24%). Interest is paid monthly. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $5.7 million and $4.0 million outstanding at March 31, 2012 and December 31, 2011, respectively. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of March 31, 2012 (effective rate at March 31, 2012 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

On January 24, 2012, we exercised an option to purchase our Seneca facility, which we previously operated under lease. The exercise price of the option was $12 million, of which approximately $937,000 was previously paid, and 60,000 shares of our Class A Common Stock to each of USRG Holdco IX, LLC, Bunge North America, Inc. and West Central Cooperative.

On January 24, 2012, we issued 200,000 shares of Class A Common Stock to USRG Holdco IX, LLC pursuant to a Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company, and REG Services Group, LLC, which related to the termination of a previous glycerin purchase agreement between the parties.

On February 28, 2012, we issued 59,301 shares of Class A Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description
10.1 #	Form of Employee Non-Competition and Confidentiality Agreement, effective April 20, 2012, between Renewable Energy Group, Inc. (the “Company”) and Gary Haer, Dave Elsenbast and Chad Stone
10.2 #	Employee Non-Competition and Confidentiality Agreement between the Company and Brad Albin, effective April 24, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Scheme
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

#   Indicates management contract of compensatory plan or arrangement.

*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: May 10, 2012	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer

Dated: May 10, 2012	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2012	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)