Form 10-Q
period 2012-06-30
Renewable Energy Group, Inc.
filed 2012-08-14
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35397

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

As of July 31, 2012, the registrant has 28,926,270 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,050	$33,575
Restricted cash	64	—
Accounts receivable, net (includes amounts owed by related parties of $47 as of December 31, 2011)	29,852	52,833
Inventories	58,632	42,110
Deferred income taxes	1,438	2,416
Prepaid expenses and other assets	43,184	19,088

Total current assets	220,220	150,022

Property, plant and equipment, net	227,065	185,391
Property, plant and equipment, net—variable interest entities	5,524	46,832
Goodwill	84,864	84,864
Deferred income taxes	2,346	4,051
Other assets	12,488	13,287

TOTAL ASSETS	$552,507	$484,447

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$522	$4,035
Current maturities of notes payable	27,679	6,427
Current maturities of notes payable—variable interest entities	239	2,046
Accounts payable (includes amounts owed to related parties of $550 and $3,634 as of June 30, 2012 and December 31, 2011, respectively)	41,834	30,166
Accrued expenses and other liabilities	5,788	10,440
Deferred revenue	429	6,748

Total current liabilities	76,491	59,862
Unfavorable lease obligation	9,599	10,164
Preferred stock embedded conversion feature derivatives	—	53,822
Seneca Holdco Liability, at fair value	—	11,903
Notes payable (includes amounts owed to related parties of $214 as of December 31, 2011)	43,981	34,327
Notes payable—variable interest entities	4,191	38,752
Other liabilities	7,488	7,262

Total liabilities	141,750	216,092

COMMITMENTS AND CONTINGENCIES
Series A preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares issued and outstanding at December 31, 2011; redemption amount $222,016 at December 31, 2011)	—	147,779
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 2,999,493 shares issued and outstanding at June 30, 2012; redemption amount $74,987 at June 30, 2012)	83,165	—

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 7,200,000 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	1	—
Class A Common stock ($.0001 par value; 140,000,000 shares authorized; 21,599,208 and 13,962,155 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	2	1
Common stock—additional paid-in capital	266,140	80,747
Warrants—additional paid-in capital	147	3,698
Retained earnings	61,700	36,528

Total paid-in capital and retained earnings	327,990	120,974
Cost of treasury stock (21,036 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	(398)	(398)

Total stockholders’ equity	327,592	120,576

TOTAL LIABILITIES AND EQUITY	$552,507	$484,447

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES:
Biodiesel sales	$271,035	$182,998	$453,815	$280,960
Biodiesel sales—related parties	—	1,349	—	3,461
Biodiesel government incentives	815	11,926	6,202	16,266

	271,850	196,273	460,017	300,687
Services	77	39	157	60

	271,927	196,312	460,174	300,747

COSTS OF GOODS SOLD:
Biodiesel	228,002	84,713	381,469	137,411
Biodiesel—related parties	12,897	81,182	30,566	124,673
Services	79	24	156	42

	240,978	165,919	412,191	262,126

GROSS PROFIT	30,949	30,393	47,983	38,621
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $3 and $152 for the three and six months ended June 30, 2012, respectively, and $394 and $703 for the three and six months ended June 30, 2011, respectively)	11,014	7,812	23,976	14,090

INCOME FROM OPERATIONS	19,935	22,581	24,007	24,531

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	—	(19,645)	11,975	(17,088)
Change in fair value of Seneca Holdco liability	—	(2,250)	349	(1,523)
Other income (expense), net	28	200	65	474
Interest expense (includes related party amounts of $4 and $21 for the three and six months ended June 30, 2012, respectively, and $168 and $228 for the three and six months ended June 30, 2011, respectively)	(1,059)	(1,751)	(2,112)	(3,459)

	(1,031)	(23,446)	10,277	(21,596)

INCOME (LOSS) BEFORE INCOME TAXES AND LOSS FROM EQUITY INVESTMENTS	18,904	(865)	34,284	2,935
INCOME TAX EXPENSE	(4,471)	—	(5,834)	—
LOSS FROM EQUITY INVESTMENTS	—	(83)	—	(148)

NET INCOME (LOSS)	14,433	(948)	28,450	2,787

EFFECTS OF RECAPITALIZATION	—	—	39,107	—
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	(6,180)	(1,808)	(12,076)
LESS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	628	(3,185)	(823)	(6,246)
LESS—DISTRIBUTED DIVDENDS TO PREFERRED STOCKHOLDERS	(1,470)	—	(1,470)	—
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(1,337)	—	(8,952)	—
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(944)	—	(3,145)	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$11,310	$(10,313)	$51,359	$(15,535)

	(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$(0.78)	$1.91	$(1.17)

Diluted	$0.39	$(0.78)	$0.47	$(1.17)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	28,822,486	13,276,992	26,948,340	13,268,055

Diluted	28,822,486	13,276,992	32,869,382	13,268,055

	(concluded)

See notes to condensed consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
BALANCE, December 31, 2010	13,455,522	$122,436	—	$—	13,251,264	$1	$82,636	$4,820	$(52,341)	$—	$35,116
Warrants exercised	—	—	—	—	8,383	—	128	(80)	—	—	48
Warrants expired	—	—	—	—	—	—	1,042	(1,042)	—	—	—
Stock compensation expense	—	—	—	—	—	—	1,980	—	—	—	1,980
Accretion of preferred stock to redemption value	—	12,076	—	—	—	—	(12,076)	—	—	—	(12,076)
Net income	—	—	—	—	—	—	—	—	2,787	—	2,787

BALANCE, June 30, 2011	13,455,522	$134,512	—	$—	13,259,647	$1	$73,710	$3,698	$(49,554)	$—	$27,855

BALANCE, December 31, 2011	13,455,522	$147,779	—	$—	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial public offering, net of issue cost of $8,780	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	319,301	—	3,958	—	—	—	3,958
Stock compensation expense	—	—	—	—	—	—	9,722	—	—	—	9,722
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,470)	—	(1,470)
Net income	—	—	—	—	—	—	—	—	28,450	—	28,450

BALANCE, June 30, 2012	2,999,493	$83,165	7,200,000	$1	21,599,208	$2	$266,140	$147	$61,700	$(398)	$327,592

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,450	$2,787
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	4,095	3,394
Amortization expense (benefit) of assets and liabilities, net	(174)	637
Provision for doubtful accounts	338	595
Stock compensation expense	9,722	1,980
Loss from equity method investees	—	148
Expense for deferred taxes and uncertain tax positions	3,083	—
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	17,088
Change in fair value of Seneca Holdco liability	(249)	1,223
Premium paid for Seneca Landlord investment	(7,063)	—
Expense settled with stock issuance	1,898	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	22,643	(7,926)
Inventories	(16,522)	(12,039)
Prepaid expenses and other assets	(27,037)	(6,688)
Accounts payable	13,203	12,074
Accrued expenses and other liabilities	(3,230)	1,376
Deferred revenue	(6,319)	(7,723)

Net cash flows provided from operating activities	10,863	6,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(4,392)	(1,206)
Change in restricted cash	(64)	397
Consolidation of Bell, LLC	—	22

Net cash flows used in investing activities	(4,456)	(787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	686,665	1,000
Repayments on line of credit	(690,178)	—
Cash paid on notes payable	(5,462)	(1,965)
Repayment of investment in Seneca Landlord	(4,000)	—
Cash received from initial public offering	63,747	—
Cash paid for issuance of common stock and preferred stock	(1,699)	(283)
Cash received upon exercise of warrants	—	48
Cash paid for treasury stock	(398)	—
Cash paid for debt issuance costs	(137)	(73)
Cash paid for preferred stock dividends	(1,470)	—

Net cash flows provided from (used in) financing activities	47,068	(1,273)

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,475	4,866

CASH AND CASH EQUIVALENTS, Beginning of period	33,575	4,259

CASH AND CASH EQUIVALENTS, End of period	$87,050	$9,125

	(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(IN THOUSANDS)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash (received) paid for income taxes	$3,282	$(211)

Cash paid for interest	$1,991	$2,553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization	$39,107

Accretion of preferred stock to redemption value	$1,808	$12,076

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$447	$304

Debt financing costs		$5

Equity issuance costs		$856

Incentive common stock liability for supply agreement	$271	$682

Issuance of common stock per exercise of Seneca Landlord put/call option	$591

Assets (liabilities) acquired through consolidation of 416 Bell, LLC
Cash		$22
Property, plant and equipment		5,881
Other noncurrent assets		4
Other current liabilities		(17)
Notes payable		(4,757)
Other noncurrent liabilities		(567)

Removal of equity method investee as a result of consolidation		$566

	(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For The Three and Six Months Ended June 30, 2012 and 2011

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

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which executed a one-for-2.5 reverse stock split of the issued and outstanding shares of its common stock. All numbers of common shares and per share data in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted. On January 24, 2012, the Company completed an initial public offering (IPO) of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, by and among the Company, Seneca Landlord, LLC (Seneca Landlord) and certain subsidiaries of the Company. See “Note 3 – Stockholders’ Equity of the Company” for a further description of the IPO. See “Note 5 – Acquisitions” for a description of the acquisition.

As of June 30, 2012, the Company owned biodiesel production facilities with a total of 212 million gallons per year (mmgy) of nameplate production capacity.

The biodiesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal blenders’ tax credit expired on December 31, 2011 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $815 and $6,202 for the three and six months ended June 30, 2012, respectively, and $11,926 and $16,266 for the three and six months ended June 30, 2011, respectively.

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

Associated with the Company’s transaction with Nova Biosource Fuels, LLC, the Company had the option to purchase (Call Option) and Seneca Holdco, LLC had the option to require the Company to purchase (Put Option) the membership interest of Seneca Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. The Company determined the fair value of the amounts financed by Seneca

Holdco, LLC, the Put Option and the Call Option using an option pricing model. The fair value represented the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model required the development and use of highly subjective assumptions. These assumptions included (i) the value of Seneca Landlord’s equity, (ii) expectations regarding future changes in the value of Seneca Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital.

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

Accretion of $0 and $1,808 for the three and six months ended June 30, 2012, respectively, and $6,180 and $12,076 for the three and six months ended June 30, 2011, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

On January 24, 2012, in connection with the IPO, the Series A Preferred Stock was converted into a combination of shares of Series B Preferred Stock and Class A Common Stock. Accretion of the Series A Preferred Stock was terminated at the time of the conversion. The Company recorded the Series B Preferred Stock at fair value, which was a premium over its redemption value; therefore no accretion is recorded for the Series B Preferred Stock.

Valuation of the Company’s Equity

Prior to the Company’s IPO, the Company considered three generally accepted valuation approaches to estimate the fair value of the aggregate equity of the Company: the income approach, the market approach and the cost approach. Ultimately, the estimated fair value of the aggregate equity of the Company was developed using the Income Approach—Discounted Cash Flow (DCF) method.

Material underlying assumptions in the DCF analysis include the gallons produced and managed, gross margin per gallon, expected long-term growth rates and an appropriate discount rate. Gallons produced and managed as well as the gross margin per gallon were determined based on historical and forward-looking market data.

The discount rate used in the DCF analysis was based on macroeconomic, industry and Company-specific factors and reflects the perceived degree of risk associated with realizing the projected cash flows. The selected discount rate represents the weighted average rate of return that a market participant investor would require on an investment in the Company’s debt and equity. The percent of total capital assumed to be comprised of debt and equity when developing the weighted average cost of capital was based on a review of the capital structures of the Company’s publicly traded industry peers. The cost of debt was estimated utilizing the adjusted average U.S. Industrials B Interest Rate Curve during the previous 12 months representing a reasonable market participant rate based on the Company’s publicly traded industry peers. The Company’s cost of equity was estimated utilizing the capital asset pricing model, which develops an estimated market rate of return based on the appropriate risk-free rate adjusted for the risk of the alternative energy industry relative to the market as a whole, an equity risk premium and a company specific risk premium. The risk premiums included in the discount rate were based on historical and forward-looking market data. The discount rate utilized in the Company’s December 31, 2011 DCF model was 22.2%.

On January 24, 2012, the Company completed an IPO of shares of Common Stock. See “Note 3 – Stockholders’ Equity of the Company” for further description of the IPO. Since the Company is publicly traded, the valuation of the Company’s equity is no longer necessary as the Company relies on the market value created on the open market for its Common Stock.

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

There was no impairment of goodwill recorded in the periods presented. Due to a decline in the price of the Company’s Common Stock during the quarter, management evaluated whether an event occurred that would require the Company to analyze goodwill for impairment as of June 30, 2012. Based on an internal update of cash flow projections for the consolidated enterprise it is estimated that the fair value of the reporting units will continue to exceed the carrying value. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of the Company’s Common Stock, deterioration in the Company’s financial condition or results of operations, and/or adverse changes in the fair value of the Company’s assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill. The results of the July 31, 2012 annual impairment testing has not been finalized as of the date of this filing.

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $4,758 and $9,722 for the three and six months ended June 30, 2012, respectively, and $990 and $1,980 for the three and six months ended June 30, 2011, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors. During January 2012, the Company granted 400,000 shares of stock appreciation rights to an employee for services with a vesting period of four years. During March 2012, the Company granted 50,000 shares of restricted stock units to an employee that will vest in nine months based upon meeting certain performance requirements. During April 2012, the Company granted 360,188 shares of restricted stock units and 643,142 shares of stock appreciation rights to employees that will vest over the next three and four years, respectively. In May 2012, the Company granted 42,190 shares of restricted stock units to non-employee directors that will vest over the next year.

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

In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. During the six months ended June 30, 2012, the Company estimated that it will incur a tax liability for the annual period ending December 31, 2012 and that its net deferred tax assets will be utilized during the period. As a result, the income tax expense recorded for the three and six months ended June 30, 2012 reflects the estimated reversal of the existing valuation allowance during 2012. The Company will continue to evaluate the need for a valuation allowance in future periods. As of June 30, 2012 and December 31, 2011, respectively, the Company had net deferred income tax assets of $8,274 and $13,804 with an offsetting valuation allowance of $4,490 and $7,337, which resulted in a net deferred tax asset of $3,784 and $6,467. The net amount is offset by an accrued liability for unrecognized tax benefits in the amount of $1,900 and $1,500 as of June 30, 2012 and December 31, 2011, respectively. The increase was recorded as a result of the purchase of Seneca Landlord.

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Income tax expense for the three and six months ended June 30, 2012 was $4,471 and $5,834, respectively, compared to $0 for the three and six months ended June 30, 2011. The effective tax rate was approximately 24% and 17 % for the three and six months ended June 30, 2012, respectively, and 0% for the three and six months ended June 30, 2011. The difference between the effective tax rate and the federal statutory rate (35%) is primarily a result of state income taxes (net of federal income tax effects), reversal of the valuation allowance offsetting deferred tax assets, income or loss from the change in fair value of the embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, various disallowed deductions and discrete items that occur during the period. The 2012 annual effective tax rate can be affected as a result of variances among the estimates of full-year sources of taxable income, the realization of net operating losses and tax credits, the release of valuation allowances, and the Company’s assessment of its liability for unrecognized tax benefits.

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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Options to purchase common stock	87,026	87,257	87,026	87,391
Restricted stock units	1,698,661	1,154,045	1,548,790	1,154,067
Stock appreciation rights	901,747	—	459,665	—
Warrants to purchase common stock	17,916	392,496	54,256	407,132
Redeemable preferred shares	5,998,986	5,382,209	—	5,382,209

Total	8,704,336	7,016,007	2,149,737	7,030,799

The following table presents the calculation of diluted net income per share for the six months ended June 30, 2012. For the three months ended June 30, 2012 and the three and six months ended June 30, 2011, the effect from all convertible securities was anti-dilutive (in thousands, except share and per share data):

Six Months
Ended
June 30,
2012
Net income attributable to the Company’s common stockholders	$51,359
Less: effects of recapitalization	(39,107)
Plus: undistributed dividends allocated to Preferred Stockholders	823
Plus: distributed dividends to Preferred Stockholders	1,470
Plus: accretion of Series A Preferred Stock to redemption value	1,808
Plus: (gain) loss due to change in fair value of Series A preferred stock conversion feature embedded derivatives	(11,975)
Plus: effect of participating dividends	12,097

Adjusted net income available to common stockholders	16,475
Less: effect of participating share-based awards	(1,108)

Net income attributable to the Company’s common stockholders after dilutive effects	$15,367

Shares:
Weighted-average shares used to compute basic net income per share	26,948,340
Adjustment to reflect conversion of preferred stock	5,921,042

Weighted-average shares used to compute diluted net income per share	32,869,382

Net income per share attributable to common stockholders
Diluted	$0.47

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this statement effective January 1, 2012, however, the Company does not expect to utilize the qualitative option for assessing impairment in its annual 2012 goodwill impairment test.

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

Common Stock Issued During 2012

On January 24, 2012, the Company completed an IPO of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.50% per annum. On June 30, 2015, each holder of Series B Preferred Stock will have the right to require the Company to redeem its shares at the redemption price of $25.00 per share plus an amount equal to any accumulated and unpaid dividends (Redemption Price). As of July 17, 2012, the holder of any shares of Series B preferred stock has the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at the conversion rate in effect at such time. If, at any time, the closing sale price of the Common Stock exceeds certain pricing thresholds, then the Company may, at its option, cause up to all of the then outstanding shares of Series B preferred stock (and corresponding accumulated and unpaid dividends) to be converted into shares of the Company’s Common Stock at the then-applicable conversion rate.

On January 24, 2012, we exercised an option to purchase our Seneca facility, which we previously operated under lease. The exercise price of the option was $12,000, of which approximately $937 was previously paid, and 60,000 shares of our Class A Common Stock to each of USRG Holdco IX, LLC, Bunge North America, Inc. and West Central Cooperative.

On January 24, 2012, we issued 200,000 shares of Class A Common Stock to USRG Holdco IX, LLC pursuant to a Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company and REG Services Group, LLC, which related to the termination of a previous glycerin purchase agreement between the parties.

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

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three and six months ended June 30, 2012 were $0 and $5,749, respectively, and $0 for the three and six months ended June 30, 2011.

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

On July 15, 2011, holders of the Company’s Series A Preferred Stock approved the second amended and restated certificate of incorporation, to be effective prior to the completion of the Company’s IPO, to, among other things, convert and redeem the Company’s outstanding Series A Preferred Stock for a combination of Class A Common Stock and Series B preferred stock. This was approved by the Company’s preferred stockholders in an action by written consent in July 2012 and by the common stockholders during the Company’s annual stockholder meeting on October 26, 2011.

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

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.5% per annum. All Series A Preferred Stock was converted and no Series A Preferred Stock remain outstanding.

The rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock are set forth below. The holders of Preferred Stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

Series A Preferred Stock

Dividend Provisions

The holders of the Series A Preferred Stock accrued dividends at the rate of $0.88 per share per annum. Dividends are cumulative, accrued on a daily basis from the date of issuance and compound annually from the date of issuance. If dividends on the Series A Preferred Stock were not paid or declared, the deficiency was to be paid or declared before any dividend was declared for Common Stock. Dividends in arrears do not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Holders of at least seventy-five percent of the outstanding shares of the Series A Preferred Stock that were issued (Preferred Supermajority) could have voted to waive the timing or amount of any dividend payment. The Company has not declared any dividends on the Series A Preferred Stock and as a result of the recapitalization where all Series A Preferred Stock was converted and all associated accumulated and unpaid dividends were cancelled.

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

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series A Preferred Stockholders are due as indicated above, the holders of Series A Preferred Stock will share ratably in any distribution of the remaining assets of the Company.

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

Series B Preferred Stock

Dividend Provisions

The holders of the Series B preferred stock are entitled to receive, when, as and if declared by the board of directors, cumulative dividends on each outstanding share of Series B preferred stock at the annual rate of 4.50% of the stated value. Dividends are payable semi-annually in arrears on June 30 and December 30 of each year. The Company may, at its option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date. The Company can only defer two such dividend payments and may not defer consecutive dividend payments. The Company will pay any dividend in cash, by delivering shares of Common Stock or through any combination of cash and shares of Common Stock. During May 2012, the Company’s Board of Directors declared its first dividend with respect to the Series B preferred stock in the amount of $0.49 per share in cash. Total dividends paid on June 30, 2012 were $1,470. The payment was pro-rated to give effect to the fact that the Series B preferred stock was not issued until January 24, 2012.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs, a holder of Series B Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of junior stock, an amount per share of Series B Preferred Stock, which we refer to as the Liquidation Preference, equal to the sum of the stated value of a share of Series B Preferred Stock of $25.00, which we refer to as the Stated Value, plus the amount of any accumulated and unpaid dividends, whether or not declared, to, but excluding, the date of payment.

If upon any liquidation or dissolution, the remaining net assets of the Company are insufficient to pay the amount that the Series B preferred stockholders are due as indicated above, the holders of Series B preferred stock will share ratably in any distribution of the remaining assets of the Company.

Conversion Rights

As of July 17, 2012, the holder of any shares of Series B preferred stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at a conversion rate in effect at such time. The initial conversion rate for each $25.00 of Liquidation Preference will be equal to $25.00 divided by a price that is 125% of the public offering price in the IPO.

As of July 17, 2012, if the closing sale price of the Common Stock exceeds $15.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, then the Company may, at its option, cause up to 50% of the then-outstanding shares of Series B preferred stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate. If, at any time, the closing sale price of the Common Stock exceeds $16.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, the Company may, at its option, cause up to all of the then-outstanding shares of Series B preferred stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate.

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

Redemption Rights

Except as set forth below, the Company may not redeem the Series B preferred stock prior to the date, which is referred to as the Initial Optional Redemption Date, which is January 14, 2014. On or after the Initial Optional

Redemption Date, the Series B preferred stock may be redeemed at the Company’s option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends, which the Company refers to as the Redemption Price. If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B preferred stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B preferred stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B preferred stock.

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

NOTE 5 — ACQUISITIONS

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

Seneca Landlord was determined to be a consolidated variable interest entity (VIE) prior to the exercise of the option available under the Put/Call Agreement, thus the basis of the assets recorded were not impacted by its exercise. See “Note 6 – Variable Interest Entities”. The payment of cash and Class A Common Stock shown below was used to relieve the Company’s obligation reflected on the condensed consolidated balance sheet as the Seneca Holdco Liability.

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

The Company has invested in two plants owned by independent investment groups. Those companies are Western Iowa Energy, LLC (WIE) and Western Dubuque Biodiesel, LLC (WDB). The Company evaluated each investment and determined we do not hold an interest in any of our investments in third party plants that would give us the power to direct the activities that most significantly impact the economic performance of the network plant. As a result, the Company is not the primary beneficiary and does not consolidate these VIEs.

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

On April 8, 2010, the Company determined that Seneca Landlord was a VIE and was consolidated into the Company’s financial statements as it is the primary beneficiary. The Company had a put/call option with Seneca Holdco to purchase Seneca Landlord and leased the plant for production of biodiesel, both of which represented a variable interest in Seneca Landlord that were significant to the VIE. Although the Company did not have an ownership interest in Seneca Holdco, it was determined that the Company was the primary beneficiary due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Seneca Landlord’s economic performance and the design of Seneca Landlord that ultimately gave the Company the majority of the benefit from the use of Seneca’s assets. The Company elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put /call option (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by, and those liabilities were obligations of, Seneca Landlord, not the Company.

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions” for a description of the acquisition.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	June 30, 2012		December 31, 2011
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
WIE	$576	$576	$576	$576
WDB	2,005	2,005	2,005	2,005

	$2,581	$2,581	$2,581	$2,581

NOTE 7 — INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$19,468	$13,820
Work in process	913	677
Finished goods	38,251	27,613

Total	$58,632	$42,110

NOTE 8 — OTHER ASSETS

Prepaid expense and other assets consist of the following:

	June 30, 2012	December 31, 2011
Commodity derivatives and related collateral, net	$21,878	$8,527
Prepaid expenses	2,836	2,446
Deposits	1,287	1,295
RIN inventory	16,323	3,477
Common stock issuance costs	—	3,152
Income tax receivable	386	—
Other	474	191

Total	$43,184	$19,088

NOTE 9 — BORROWINGS

The Company’s term borrowings are as follows:

	June 30, 2012	December 31, 2011
REG Danville term loan	$12,174	$15,889
REG Newton term loan	21,944	22,695
REG Seneca term loan	35,645	—
Revenue bond	1,700	1,700
Other	197	470

Total notes payable	$71,660	$40,754

Seneca Landlord term loan	$—	$36,250
Bell, LLC promisory note	4,430	4,548

Total notes payable—variable interest entities	$4,430	$40,798

On May 1, 2012, REG Seneca, LLC (REG Seneca), formally Seneca Landlord, entered into a second amendment to the amended and restated credit agreement, dated April 9, 2010, with WestLB due to the acquisition of Seneca Landlord on January 24, 2012. See “Note 5 – Acquisitions” for a description of the acquisition. The second amendment retains the original repayment terms of the credit agreement. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar Loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate Loans or 3.0% over adjusted LIBOR for Eurodollar Loans. The loan was a Eurodollar Loan through June 30, 2012 (effective rate at June 30, 2012 and December 31, 2011 was 3.24% and 3.27%, respectively). Interest is paid monthly. In April 2012, Seneca Landlord started making quarterly principal payments of approximately $604 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property at the REG Seneca location.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced certain term debt (AgStar Loan). Beginning in October 2011, REG Newton is required to make principal payments of $120 plus interest until the maturity date of March 8, 2013.

The Company was in compliance with all restrictive covenants associated with its borrowings as of June 30, 2012.

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

Summary of Related Party Transactions

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Revenues - Biodiesel sales	$—	(a)	$1,349	(a)	$—	(a)	$3,461	(a)
Cost of goods sold - Biodiesel	$12,897	(b)	$81,182	(b)	$30,566	(b)	$124,673	(b)
Selling, general, and administrative expenses	$3	(c)	$394	(c)	$152	(c)	$703	(c)
Interest expense	$4	(d)	$168	(d)	$21	(d)	$228	(d)

(a) Represents transactions with related parties as follows:
West Central	$—		$1		$—		$3
Bunge	—		—		—		2,100
E D & F Man	—		1,348		—		1,358

	$—		$1,349		$—		$3,461

(b) Represents transactions with related parties as follows:
West Central	$12,897		$13,292		$26,617		$24,271
Bunge	—		60,201		3,949		91,746
E D & F Man	—		7,689		—		8,656

	$12,897		$81,182		$30,566		$124,673

(c) Represents transactions with related parties as follows:
West Central	$3		$29		$39		$70
Bunge	—		365		113		633

	$3		$394		$152		$703

(d) Represents transactions with related parties as follows:
West Central	$4		$35		$12		$65
Bunge	—		133		9		163

	$4		$168		$21		$228

Summary of Related Party Balances

	As of June 30, 2012		As of December 31, 2011
Accounts receivable	$—	(a)	$47	(a)
Accounts payable	$550	(b)	$3,634	(b)
Long-term maturities of notes payable	$—	(c)	$214	(c)
(a) Represents balances with related parties as follows:
West Central	$—		$22
Bunge	—		25

	$—		$47

(b) Represents balances with related parties as follows:
West Central	$550		$784
Bunge	—		2,850

	$550		$3,634

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

In 2006, the Company executed an asset use agreement with West Central to provide for the use of certain assets, such as office space, maintenance equipment and utilities. The agreement required the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement had the same term as the land lease. During February 2012, the Company renegotiated the asset use agreement. The new agreement provides for the use of certain assets, such as buildings, equipment and utilities which will be charged to the Company based on fixed and variable components.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services such as human resources, information technology and accounting. The agreement required the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and was cancellable thereafter upon six months notice by either party. As part of the renegotiated asset usage agreement, the services agreement was cancelled in February 2012.

In connection with the SoyMor acquisition, REG Albert Lea, LLC (REG Albert Lea) assumed a loan with West Central. REG Albert Lea was required to make monthly interest payments. The loan was paid off in May 2012.

Bunge North America

The Company purchased feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold – biodiesel when sold to the end customer. The Company also made sales of biodiesel and raw materials to Bunge.

The Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced by the Company. The Company was required to pay interest for the aggregate outstanding amounts owed to Bunge. Also, as part of the agreement, the Company was required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. On November 8, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expired May 2012.

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

As of June 30, 2012, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soybean oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of June 30, 2012, the Company had 2,287 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $6,245 and $7,870 as of June 30, 2012 and December 31, 2011, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015.

As of June 30, 2012 and December 31, 2011, the Company posted $23,369 and $7,850, respectively, of collateral associated with its commodity-based derivatives with a net liability position of $1,486 and a net asset position of $677, respectively.

The Company’s preferred stock embedded conversion feature related to the Series A Preferred Stock that was converted upon our IPO is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$53
Commodity swaps	Prepaid expenses and other assets	1,687	Prepaid expenses and other assets	3,173

Total derivatives		$1,687		$3,226

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative		$—	Preferred stock embedded conversion feature derivatives	$53,822
Interest rate swap		—	Other liabilities	41
Commodity swaps	Prepaid expenses and other assets	880	Prepaid expenses and other assets	203

Total derivatives		$880		$54,066

		Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$(19,645)	$11,975	$(17,088)
Interest rate swap	Other income (expense), net	(2)	166	(12)	332
Commodity futures	Cost of goods sold - Biodiesel	—	(87)	—	(87)
Commodity swaps	Cost of goods sold - Biodiesel	18,047	1,293	13,046	(2,503)
Commodity options	Cost of goods sold - Biodiesel	15	466	68	525

Total		$18,060	$(17,807)	$25,077	$(18,821)

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

A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(53)	$—	$(53)	$—
Commodity swaps	$(1,486)	—	(1,486)	—

	$(1,539)	$—	$(1,539)	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(53,822)	$—	$—	$(53,822)
Interest rate swap	$(41)	—	(41)	—
Seneca Holdco liability	$(11,903)	—	—	(11,903)
Commodity swaps	$677	—	677	—

	$(65,089)	$—	$636	$(65,725)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and 2011:

	Series A Preferred Stock Embedded Derivatives	Seneca Holdco Liability
Ending balance—December 31, 2010	$(61,761)	$(10,406)
Total unrealized gains	2,557	727
Purchases	—	—
Issuance	—	—
Settlements	—	150

Ending balance—March 31, 2011	(59,204)	(9,529)
Total unrealized losses	(19,645)	(2,250)
Purchases	—	—
Issuance	—	—
Settlements	—	150

Ending balance—June 30, 2011	$(78,849)	$(11,629)

Ending balance—December 31, 2011	$(53,822)	$(11,903)
Total unrealized gains	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554

Ending balance—March 31, 2012	—	—
Total unrealized gains	—	—
Purchases	—	—
Issuance	—	—
Settlements	—	—

Ending balance—June 30, 2012	$—	$—

The company used the following methods and assumptions to estimate fair value of its financial instruments:

Valuation of Preferred Stock embedded conversion feature derivatives: The estimated fair value of the derivative instruments embedded in the Company’s outstanding preferred stock was determined using the option pricing method to allocate the fair value of the underlying stock to the various components comprising the security, including the embedded derivative. The allocation was performed based on each class of preferred stock’s liquidation preference and relative seniority. Derivative liabilities are adjusted to reflect fair value at each period end. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

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

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of the membership interest of Seneca Landlord. The fair value of the Seneca Holdco liability was determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows:

	June 30, 2012		December 31, 2011
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(76,612)	$(76,824)	$(85,587)	$(85,592)

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

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues:
Biodiesel	$271,850	$196,273	$460,017	$300,687
Services	8,388	1,792	16,557	3,916
Intersegment revenues	(8,311)	(1,753)	(16,400)	(3,856)

	$271,927	$196,312	$460,174	$300,747

Income (loss) before income taxes and loss from equity investments:
Biodiesel	$30,951	$30,378	$47,983	$38,603
Services	(2)	15	1	18
Corporate and other (a)	(12,045)	(31,258)	(13,700)	(35,686)

	$18,904	$(865)	$34,284	$2,935

Depreciation and amortization expense, net:
Biodiesel	$1,749	$1,702	$3,536	$3,716
Services	5	1	9	1
Corporate and other	194	314	376	314

	$1,948	$2,017	$3,921	$4,031

Expenditures for property, plant, and equipment:
Biodiesel	$1,463	$255	$3,756	$992
Services	16	33	42	33
Corporate and other	307	181	594	181

	$1,786	$469	$4,392	$1,206

	June 30,	December 31,
	2012	2011
Goodwill:
Biodiesel	$68,784	$68,784
Services	16,080	16,080

	$84,864	$84,864

Assets:
Biodiesel	$371,547	$341,863
Services	20,066	20,474
Corporate and other (b)	160,894	122,110

	$552,507	$484,447

(a)	Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.
(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

During July 2009, the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provided for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provided financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge received fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of June 30, 2012 and December 31, 2011, there was $164 and $281, respectively, in incentive fees due to Bunge. On November 11, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expired in May 2012.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 15 — SUBSEQUENT EVENTS

On July 16, 2012, the underwriter’s lock-up in connection with our IPO expired and all shares of Class A Common Stock were converted into shares of Common Stock on a one-for-one basis. We currently do not have any Class A Common Stock outstanding.

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

During 2011, we sold approximately 150 million gallons, including approximately 16 million gallons we purchased from third parties and resold and approximately six million gallons we manufactured for others. In the three and six months ended June 30, 2012, we sold approximately 54 and 88 million gallons, respectively, including four and eight million gallons we purchased from third parties and resold, respectively.

On January 24, 2012, we acquired our Seneca Facility that was previously operated under a lease pursuant to the exercise of our option under a Funding, Investor Fee and Put/Call Agreement. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the transaction.

The implementation of the Renewable Fuel Standard, or RFS2, led to a significant year-over-year increase in demand and substantial increase in sales price per gallon during 2011. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen increased from $3.40 per gallon in 2010 to $5.03 per gallon in 2011. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen for the first six months of 2012 was $4.74 per gallon.

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

We own three partially completed biodiesel production facilities located in New Orleans, Louisiana, Emporia, Kansas and Clovis, New Mexico. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 40% complete. In advance of completing construction of the Clovis facility, we have completed the wholesale terminal infrastructure to allow the Clovis facility to operate as a terminal location and begin serving regional customers. We plan to complete construction of these facilities as financing becomes available, subject to market conditions. We expect that the aggregate cost to complete construction of these three facilities is in the range of approximately $130 to $140 million.

On January 24, 2012, we completed an initial public offering, or IPO, of shares of Common Stock in which we sold 7.2 million shares at a price to the public of $10 per share, which included 0.3 million shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59.9 million after underwriting fees and offering costs. In connection with the IPO, we executed a 1-for-2.5 reverse stock-split of our Common Stock. In addition, all of our then existing Common Stock was reclassified into shares of Class A Common Stock and all shares of our Series A Preferred Stock were converted into shares of Class A Common Stock and Series B preferred stock. Our Common Stock is traded on the NASDAQ Global Market under the ticker “REGI.”

On July 16, 2012, the underwriter’s lock-up in connection with our IPO expired and all shares of Class A Common Stock were converted into shares of Common Stock on a one-for-one basis. We currently do not have any Class A Common Stock outstanding.

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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2011 and the six months ended June 30, 2012, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel volume requirement, or RVO—biomass-based diesel and advanced biofuel. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. The EPA proposed a requirement for domestic use of biodiesel by Obligated Parties of 1.28 billion gallons in 2013. Our sales volumes and revenues increased during 2011 and 2012 compared to 2010 as a result of increased demand relating to the implementation of RFS2.

RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of the fact that the blenders’ tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders’ tax credit while it was still available. This 2011 overproduction may reduce demand for biodiesel in 2012. The 2012 RFS2 requirement for biomass-based diesel is one billion gallons. The 2011 carry-over can be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EPA EMTS data, approximately 587 million gallons of biomass-based diesel was produced during the first six months of 2012.

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

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINS, as reported by Oil Price Information Service or OPIS, has been significant to the price of biodiesel, contributing approximately $1.11, or 26%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel in December 2010 and $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel in December 2011. In June 2012, the value of RINs, as reported by OPIS, contributed approximately $1.72, or 40%, of the average Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel.

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
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2011, 83% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats while in 2007 we used 100% refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to June 2012, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2011 was $0.55 per pound, or $4.13 per gallon of biodiesel, compared to $0.42 per pound, or $3.16 per gallon of biodiesel, in 2010.

Over the period from January 2008 to June 2012, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average price for choice white grease during 2011 was $0.46 per pound, or $3.68 per gallon of biodiesel, compared to $0.29 per pound, or $2.32 per gallon of biodiesel, in 2010.

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

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from January 2008 to June 2012.

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

The drought in the Midwestern United States has increased the cost of corn and soybeans and may increase the cost of certain biodiesel feedstocks in the future. We have seen a recent decrease in the price of animal fats, which may be related to increases in slaughter rates, putting more supply on the market. If the increased slaughter rates or increased cost of corn and soybeans reduces future slaughter rates, the price of animal fats may rise as supply decreases. Used cooking oil and inedible corn oil, our largest sources of feedstock after animal fats, have also seen recent price decreases. The impact of the drought on the prices of our feedstocks is uncertain, but the drought may increase the prices of some or all of our feedstocks as the market adjusts to higher corn and soybean prices.

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

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and would be in excess of the 1 billion gallon RFS2 requirement for 2012. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 exceeded the 2011 RFS2 requirement, the demand for biodiesel in 2012 could be less than 2012 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for 2012 with gallons used in 2011, meaning that 2011 gallons could be used to satisfy up to 200 million gallons of the one billion gallon requirement for 2012. We believe the carry-over of gallons from 2011, which may have been the result of parties taking advantage of the federal blenders’ credit that expired on December 31, 2011, had some adverse effect on biodiesel demand in the first three months of 2012. According to EPA EMTS data, approximately 587 million gallons of biomass-based diesel was produced during the first six months of 2012.

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

We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under a three-year agreement with West Central that expired on July 8, 2010. However, we continue to purchase under the expired agreement. The purchase price for soybean oil under this agreement is indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to hedge, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

Inedible animal fat and inedible corn oil are the primary feedstocks that we used to produce biodiesel in 2011 and the first half of 2012. We have increased our use of inedible corn oil, used cooking oil and inedible animal fat (lower cost feedstocks) as a result of technology upgrades at our production facilities that provide multi-feedstock processing capabilities that allow us to produce biodiesel from lower cost feedstocks. We utilize several varieties of inedible animal fat, such as beef tallow and choice white grease derived from pork and poultry fat. We manage lower cost feedstock supply risks related to biodiesel production through supply contracts with lower cost feedstock suppliers/producers. There is no established futures market for lower cost feedstocks. The purchase price for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to hedge against changing lower cost feedstock prices have involved entering into futures contracts or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging.

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

We have disclosed under the heading “Critical Accounting Policies” in our December 31, 2011 Annual Report on Form 10-K the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, we review the carrying value of goodwill whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.

We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our biodiesel and services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel segment were used to determine the reporting unit’s fair value.

The annual impairment tests as of July 31, 2011 and 2010 determined that the fair value at each of the reporting units exceeded its carrying value by significant margins. Results of the services reporting unit goodwill impairment test as of July 31, 2011 and 2010 indicated the estimated fair value of the services reporting unit was $53 million and $46 million, respectively, as compared to a carrying value of $20 million and $23 million, respectively. Due to a decline in the price of the Company’s common stock during the quarter, management evaluated whether an event occurred that would require the Company to analyze goodwill for impairment as of June 30, 2012. Based on an internal update of cash flow projections for the consolidated enterprise, it is estimated that the fair value of the reporting units will continue to exceed the carrying value. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of the Company’s common stock, deterioration in the Company’s financial condition or results of operations, and/or adverse changes in the fair value of the Company’s assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill. The results of the July 31, 2012 annual impairment testing has not been finalized as of the date of this filing.

Income before income taxes and loss from equity investments, as it appears in the segment footnote disclosure, presents only the income from third parties after the elimination of intersegment revenues and associated costs. The Company’s declines in income before income taxes and loss from equity investments for the services reporting unit are primarily a result of construction revenues being derived from company-owned facilities during this period and the termination of four third party MOSAs, which occurred in early 2010. Two of these MOSAs ceased because the facilities to which services were being provided were acquired in business combinations. During the periods presented in the annual financial statements the amount of service revenues earned from third parties declined, but the amount of service revenues earned from the biodiesel segment increased. After incorporating intersegment revenues, presented in the segment footnote, income before income taxes and loss from equity investments increased from 2011 to 2012. Additionally, the operating results for the services segment were significantly impacted by the improvement in the biodiesel industry induced by the volume requirements set forth in RFS2. Since services revenue from facility management and operations is principally earned on a per gallon basis, improvements in industry production volumes generally yield similar improvements in the services reporting unit operating income, cash flows and estimated fair value. Therefore, we do not believe the recent operational results of the services segment represent an indicator of impairment for the reporting unit.

Results of Operations

Three and six months ended June 30, 2012 and 2011

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Biodiesel	$271,035	$184,347	$453,815	$284,421
Biodiesel government incentives	815	11,926	6,202	16,266

Total biodiesel	271,850	196,273	460,017	300,687
Services	77	39	157	60

Total	271,927	196,312	460,174	300,747
Costs of goods sold
Biodiesel	240,899	165,895	412,035	262,084
Services	79	24	156	42

Total	240,978	165,919	412,191	262,126

Gross profit	30,949	30,393	47,983	38,621
Selling, general and administrative expenses	11,014	7,812	23,976	14,090

Income from operations	19,935	22,581	24,007	24,531
Other income (expense), net	(1,031)	(23,446)	10,277	(21,596)
Income tax expense	(4,471)	—	(5,834)	—
Loss from equity investments	—	(83)	—	(148)

Net income attributable to REG	14,433	(948)	28,450	2,787
Effects of recapitalization	—	—	39,107	—
Accretion of preferred stock to redemption value	—	(6,180)	(1,808)	(12,076)
Change in undistributed dividends allocated to preferred stockholders	628	(3,185)	(823)	(6,246)
Distributed dividends to preferred stockholders	(1,470)	—	(1,470)	—
Effects of participating preferred stock	(1,337)	—	(8,952)	—
Effects of participating share-based awards	(944)	—	(3,145)	—

Net income (loss) attributable to the Company’s common stockholders	$11,310	$(10,313)	$51,359	$(15,535)

Revenues. Our total revenues increased $75.6 million, or approximately 39%, and $159.5 million, or approximately 53%, to $271.9 million and $460.2 million for the three and six months ended June 30, 2012, respectively, from $196.3 million and $300.7 million for the three and six months ended June 30, 2011, respectively. This increase was due to an increase in biodiesel revenues as follows:

Biodiesel. Biodiesel revenues, including government incentives, increased $75.6 million, or 39%, and $159.3 million, or 53%, to $271.9 million and $460.0 million during the three and six months ended June 30, 2012, respectively, from $196.3 million and $300.7 million for the three and six months ended June 30, 2011, respectively. This increase in biodiesel revenues was due to an increase in gallons sold. Due to lower RIN and energy prices in the first half of 2012, our average B100 sales price per gallon decreased $0.61, or 12%, and $0.17, or 3%, to $4.58 and $4.71 during the three and six months ended June 30, 2012, respectively, from $5.19 and $4.88 during the three and six months ended June 30, 2011, respectively. The decrease in sales price from the first six months of 2011 to the first six months of 2012 contributed to a $9.1 million revenue decrease when applied to the number of gallons sold during the first six months of 2011. Gallons sold, excluding tolled gallons, increased 20.9 million, or 63%, and 34.9 million, or 65%, to 54.2 million and 88.3 million during the three and six months ended June 30, 2012, respectively, compared to 33.3 million and 53.4 million during the three and six months ended June 30, 2011, respectively. The increase in gallons sold for the six months ended June 30, 2012 accounted for a revenue increase of $164.4 million using pricing for the first six months of 2012. This increase in gallons sold during 2012 reflects the added production from our Albert Lea facility and the third operating line at our Seneca facility, along with stronger market demand primarily as a result of RFS2. All six of our operating production facilities produced biodiesel through the first six months of 2012.

Services. Services revenues were $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

Costs of goods sold. Our costs of goods sold increased $75.1 million, or 45% and $150.1 million, or 57%, to $241.0 million and $412.2 million for the three and six months ended June 30, 2012, respectively, from $165.9 million and $262.1 million for the three and six months ended June 30, 2011, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the three and six months ended June 30, 2012 as follows:

Biodiesel. Biodiesel costs of goods sold increased $75.0 million, or 45%, and $150.0 million, or 57%, to $240.9 and $412.0 for the three and six months ended June 30, 2012, respectively, compared to $165.9 million and $262.1 million for the three and six months ended June 30, 2011, respectively. The increase in biodiesel cost of goods sold is primarily the result of the additional gallons sold in the 2012 periods as discussed above as the average inedible animal fat feedstock prices remained constant when compared between the first six months of 2012 to 2011. Average inedible animal fat costs for the three and six months ended June 30, 2012 were $0.46 and $0.45 per pound, respectively, compared to $0.48 and $0.45 per pound for the three and six months ended June 30, 2011, respectively. Soybean oil costs for the three and six months ended June 30, 2012, were $0.55 and $0.55 per pound, respectively, and were $0.58 and $0.57 per pound for the three and six months ended June 30, 2011, respectively. We had gains of $18.1 million and $13.1 million from our risk management trading activity for the three and six months ended June 30, 2012, respectively, compared to gains of $1.7 million and losses of $2.1 million from hedging activity for the three and six months ended June 30, 2011, respectively. An objective of our risk management strategy is to protect margins by utilizing risk management trading utilizing futures, options and swaps. The large gains in our current period was reflective of declining energy market prices from April 1, 2012 to June 30, 2012.

Services. Costs of services were $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses increased $3.2 million, or 41%, and $9.9 million, or 70%, to $11.0 million and $24.0 million for the three and six months ended June 30, 2012, respectively, from $7.8 million and $14.1 million for the three and six months ended June 30, 2011, respectively. The increase was primarily related to non-cash stock compensation expense of $4.8 million and $9.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2011, respectively. The increase in non-cash stock compensation expense is due to the accelerated vesting of certain restricted stock units, or RSUs, which vest as of August 16, 2012. The accelerated vesting was triggered as a result of a successful IPO. These RSUs are being expensed using market values based upon discounted cash flow valuation analysis conducted by an independent external valuation specialist using management’s assumptions and projections. The weighted average exercise price used to expense these accelerated RSUs was approximately $23.75 per share. Additionally, professional fee expense decreased $0.3 million in the first six months of 2012 when compared to the same period for 2011.

Other income (expense), net. Other expense was $1.0 million and other income was $10.3 million for the three and six months ended June 30, 2012, respectively, and other expense was $23.4 million and $21.6 million for the three and six months ended June 30, 2011, respectively. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $0 million and $12.0 million of income for the three and six months ended June 30, 2012, respectively, and $19.6 million and $17.1 million of expense for the three and six months ended June 30, 2011, respectively. The change in fair value of the Seneca Holdco liability was $0 million and $0.3 million of income for the three and six months ended June 30, 2012, respectively, and was $2.3 million and $1.5 million of expense for the three and six months ended June 30, 2011, respectively. Interest expense decreased $0.7 million and $1.4 million to $1.1 million and $2.1 million for the three and six months ended June 30, 2012, respectively, from $1.8 million and $3.5 million for the three and six months ended June 30, 2011, respectively. This decrease was primarily attributable to the decrease of debt and the decrease of debt financing related amortization when comparing the first six months of 2012 and 2011.

Income tax benefit (expense). There was income tax expense recorded during the three and six months ended June 30, 2012 of $4.5 million and $5.8 million, respectively, compared to no income tax expense for the first half of 2011. At June 30, 2012, we had net deferred income tax assets of approximately $8.3 million with a valuation allowance of $4.5 million, which resulted in a net deferred tax asset of $3.8 million and was partially offset by an accrued liability of $1.9 million for unrecognized tax benefits.

Income (loss) from equity investments. We had no gain or loss from equity investments during the first half of 2012 compared to a loss of $0.1 million for the first half of 2011. The change is due our purchase of SoyMor Biodiesel, LLC, an equity investment, in July 2011.

Effects of Series A Preferred Stock Recapitalization. In connection with our IPO on January 24, 2012, we gave affect to a one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A Common Stock and 2,999,493 shares of $74,987 aggregate Series B preferred stock with cumulative dividends of 4.50% per annum. For the three and six months ended June 30, 2012, recapitalization effects were $0 and $39.1 million, respectively.

Preferred stock accretion. Preferred stock accretion was $0 million and $1.8 million for the three and six months ended June 30, 2012, respectively, compared to $6.2 million and $12.1 million for the three and six months ended June 30, 2011, respectively. During the first quarter of 2012, we accreted only one month of the previously issued Series A Preferred Stock until the preferred stock was recapitalized into Class A Common Stock and Series B preferred stock. The newly issued Series B preferred stock does not require accretion.

Undistributed dividends. Undistributed preferred stock dividends were a net addition of $0.6 million and a net reduction of $0.8 million for the three and six months ended June 30, 2012, respectively, compared to $3.2 million and $6.2 million for the three and six months ended June 30, 2011, respectively. During the first quarter of 2012, we recapitalized our preferred stock by exchanging the Series A Preferred Stock with Class A Common Stock and Series B preferred stock. All undistributed dividends of the Series A Preferred Stock were cancelled as part of the recapitalization agreement.

Distributed dividends. Distributed dividends related to the Series B preferred stock were $1.5 million for the three and six months ended June 30, 2012. No dividends were declared or distributed during 2011. With the recapitalization taking place during the first quarter of 2012 as previously described, Series B preferred stock dividends were declared by the Company’s Board of Directors in May 2012 and paid during June 2012.

Effects of participating preferred stock. Effects of participating preferred stock was $1.3 million and $9.0 million for the three and six months ended June 30, 2012, respectively.

Effects of participating share-based awards. Effects of participating share-based awards were $0.9 million and $3.1 million for the three and six months ended June 30, 2012, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through June 30, 2012, we received cash proceeds of $201.0 million from private sales of preferred stock and private and public sales of common stock. During 2011, we began financing operations from positive cash flow from operations. Based on available funds, current plans and business conditions, we believe that our available cash, amounts available under our credit agreement and amounts expected to be generated from future operations will be sufficient to meet our cash requirements for at least the next twelve months. At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $87.1 million and $33.6 million, respectively. At June 30, 2012, we had total assets of $552.5 million, compared to total assets of $484.4 million at December 31, 2011. At June 30, 2012, we had debt of $76.6 million, compared to debt of $85.6 million at December 31, 2011.

Our borrowings (in millions) are as follows:

	June 30, 2012	December 31, 2011
REG Danville term loan	$12.2	$15.9
REG Newton term loan	21.9	22.7
REG Seneca term loan	35.6	—
Other	2.0	2.2

Total notes payable	$71.7	$40.8

Seneca Landlord term loan	$—	$36.3
Bell, LLC promissory note	4.4	4.5

Total notes payable—variable interest entities	$4.4	$40.8

Our revolving borrowings (in millions) are as follows:

	June 30, 2012	December 31, 2011
Revolving lines of credit	$0.5	$4.0

We have disclosed under the heading “Liquidity and Capital Resources” in our December 31, 2011 Annual Report on Form 10-K the capital resources which materially affect our financial statements. There have been no material changes from the capital resources previously disclosed other than those noted below. You should carefully consider the liquidity and capital resources set forth in our Annual Report on Form 10-K along with the information described below.

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock was paid for daily as it was processed. Biodiesel was purchased and paid for by Bunge the following day. In November 2011, we gave notice of termination to Bunge in accordance with the agreement. This agreement expired May 2012. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of June 30, 2012, we had $0.4 million outstanding under these agreements.

We have a $40.0 million Credit Agreement with Wells Fargo Capital Finance, LLC, or the Wells Fargo Revolver. Amounts borrowed under our Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Credit Agreement), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.

The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $4 million. The Wells Fargo Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of certain subsidiaries of the Company, subject to a $25 million limitation.

On May 1, 2012, REG Seneca, LLC (REG Seneca), formally Landlord, entered into a second amendment to the amended and restated credit agreement, dated April 9, 2010, with WestLB due to our acquisition of Landlord on January 24, 2012. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the acquisition. The second amendment retains the original repayment terms of the credit agreement. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of June 30, 2012. The effective rate at June 30, 2012 was 3.24%. Interest is paid monthly. Starting April 2012, REG Seneca is required to make quarterly principal payments of $0.6 million, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca facility. The balance of the note as of June 30, 2012 was $35.6 million.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced certain term debt, or the AgStar Loan. Beginning in October 2011, REG Newton is required to make principal payments of $0.1 million plus interest on the AgStar Loan until the maturity date of March 8, 2013.

As of June 30, 2012, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash flows from operating activities	$10,863	$6,926
Net cash flows from investing activities	(4,456)	(787)
Net cash flows from financing activities	47,068	(1,273)
Net change in cash and cash equivalents	53,475	4,866
Cash and cash equivalents, end of period	$87,050	$9,125

Operating activities. Net cash provided in operating activities was $10.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, net income was $28.5 million, which includes depreciation and amortization expense of $3.9 million, non-cash stock compensation expense of $9.7 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in expense for deferred taxes and uncertain tax positions of $3.1 million. We also used $17.2 million to fund net working capital requirements, consisting of a $16.5 million increase in inventory due to increased production and sales volume, $22.6 million decrease in accounts receivable, a $27.0 million increase in prepaid expenses, a decrease in deferred revenues of $6.3 million and a $10.0 million increase in accounts payable and accruals. The net result was a cash increase from operations of $10.9 million.

The net cash provided in operating activities for the six months ended June 30, 2011 was $6.9 million. For the six months ended June 30, 2011, net income was $2.8 million, which includes depreciation and amortization expense of $4.0 million, stock compensation expense of $2.0 million, an increase in the non-cash change in the preferred stock embedded derivative liability of $17.1 million and an increase in the non-cash change in the Seneca Holdco liability of $1.2 million. We also used $20.9 million to fund net working capital requirements, which resulted in a net cash source from operations of $6.9 million.

Investing activities. Net cash used for investing activities for the six months ended June 30, 2012 was $4.5 million, consisting of net cash used to pay for facility construction of $4.4 million and cash used to establish restricted cash in the amount of $0.1 million.

Net cash used for investment activities for the six months ended June 30, 2011 was $0.8 million, consisting of net cash used to pay for facility construction of $1.2 million and cash provided from the release of restricted cash in the amount of $0.4 million.

Financing activities. Net cash provided for financing activities for the six months ended June 30, 2012 was $47.1 million. We received $63.7 million from the completion of our IPO before expenses. We paid down $5.5 million on our term notes and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.7 million for the issuance of common stock and preferred stock, $0.4 million for the repurchase of common stock, $1.5 million for the payment of preferred stock dividends and $0.1 million for debt issuance cost.

Net cash used from financing activities for the six months ended June 30, 2011 was $1.3 million, which represents $1.0 million in borrowings on our WestLB Revolver. This was offset by $2.0 million in principal payments in connection with the notes payable.

Capital expenditures. We plan to undertake various facility upgrades to further expand processing capabilities at our existing facilities, most significantly our newly acquired Albert Lea facility. We also plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, our New Orleans facility, our Emporia facility and our Clovis facility, with expected aggregate nameplate production capacity of 135 mmgy. In advance of completing construction of the Clovis facility, we have completed the wholesale terminal infrastructure to allow the Clovis facility to operate as a terminal location and begin serving regional customers. We estimate completion of the New Orleans, Emporia and the Clovis facilities will require an estimated $130 to $140 million, excluding working capital. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$14,433	$(948)	$28,450	$2,787
Adjustments:
Loss from equity investments	—	83	—	148
Income tax expense	4,471	—	5,834	—
Interest expense	1,059	1,751	2,112	3,459
Other income (expense), net	(28)	(200)	(65)	(474)
Change in fair value of Seneca Holdco liability	—	2,250	(349)	1,523
Change in fair value of preferred stock conversion feature embedded derivatives	—	19,645	(11,975)	17,088
Expense settled with stock issuance	—	—	1,898	—
Straight-line lease expense	(104)	618	(206)	1,416
Depreciation	2,069	1,705	4,095	3,394
Amortization	(206)	(124)	(345)	(254)
Non-cash stock compensation	4,758	990	9,722	1,980

Adjusted EBITDA	$26,452	$25,770	$39,171	$31,067

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

The primary objectives of our investment activity are to protect margins, preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain a portfolio of cash equivalents in short-term investments in money market funds.

Commodity Price Risk

Over the period from January 2007 through June 2012, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.47 per gallon during this period. Over the period from January 2006 through June 2012, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4190 per pound during this period. Over the period from January 2008 through March 2012, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3399 per pound during this period.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.7 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.26% for the last week of June 2012. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s originally assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at June 30, 2012 at 5.24%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the interest rate at 5.92% on a notional amount of approximately $6.2 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at June 30, 2012 and December 31, 2011, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its originally assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2012 of 5.0%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca is subject to interest rate risk relating to its note payable agreement with WestLB. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $0.5 million and $4.0 million outstanding at June 30, 2012 and December 31, 2011, respectively. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We believe there is no pending or threatened litigation that would have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

Other than below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K. You should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our gross margins are dependent on the spread between biodiesel prices and feedstock costs.

Our gross margins depend on the spread between biodiesel prices and feedstock costs. Historically, the spread between biodiesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price for the amount of choice white grease, a common inedible animal fat used by us to make biodiesel, was $1.83 in 2008, $1.25 in 2009, $1.06 in 2010 and $1.32 in 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.61 per gallon in 2008, $0.39 in 2009, and $0.25 per gallon in 2010, and $0.89 in 2011, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. For 2011, approximately 83% of our total feedstock usage was inedible animal fat, used cooking oil or inedible corn oil and 17% was soybean oil, compared to approximately 91% for inedible animal fat, used cooking or inedible corn oil and 9% for soybean oil in 2010. We expect to see lower feedstock availability in 2013 as a result of recent drought conditions in the Midwest, which is expected to put upward pricing pressure on feedstock prices in the period described.

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

Since 2009, we have principally used inedible animal fats, used cooking oil and inedible corn oil as our feedstocks for the production of biodiesel. Our decision to shift to these feedstocks resulted from the reduction in profit caused by a significant increase in soybean oil prices, which rose from $0.1435 per pound in February 2001 to $0.7040 per pound in March 2008, and soybean oil having generally remained at high levels since that time. While less volatile than soybean oil, prices for these alternative feedstocks can also vary significantly based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biodiesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. The recent drought conditions experienced in the Midwest are expected to increase the cost of corn and other feedstocks, including animal fat. Historically, the price of animal fat has been affected by the amount of slaughter kills in the United States, as well as demand from other markets. As the cost of animal feed rises as a result of the drought in the Midwest, the price of animal products may also rise, thereby reducing demand and the number of slaughter kills.

If biodiesel production continues to increase in response to RFS2, we expect that more biodiesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices. Further, the markets for used cooking oil and inedible corn oil are in their nascent stages.

The market and supply for used cooking oil as a feedstock for biodiesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants. It is not generally available in quantities sufficient to cover all our operations. Approximately half of U.S. ethanol plants have the equipment necessary to extract inedible corn oil that can be used in biodiesel production. There are a number of additional ethanol producers who have announced plans to install corn oil extraction equipment in their ethanol plants. If more ethanol plants do not acquire and utilize corn oil extraction equipment or if ethanol plants are idled, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biodiesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Scheme

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: August 14, 2012	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2012	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)