Form 10-Q
period 2012-09-30
Renewable Energy Group, Inc.
filed 2012-11-08
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, the registrant had 30,524,601 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,282	$33,575
Restricted cash	64	—
Accounts receivable, net (includes amounts owed by related parties of $47 as of December 31, 2011)	40,122	52,833
Inventories	39,365	42,110
Deferred income taxes	1,122	2,416
Prepaid expenses and other assets	34,692	19,088

Total current assets	203,647	150,022

Property, plant and equipment, net	229,130	185,391
Property, plant and equipment, net - variable interest entities	5,464	46,832
Goodwill	84,864	84,864
Deferred income taxes	2,737	4,051
Other assets	12,476	13,287

TOTAL ASSETS	$538,318	$484,447

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$2,861	$4,035
Current maturities of notes payable	27,116	6,427
Current maturities of notes payable - variable interest entities	242	2,046
Accounts payable (includes amounts owed to related parties of $546 and $3,634 as of September 30, 2012 and December 31, 2011, respectively)	35,003	30,166
Accrued expenses and other liabilities	5,214	10,440
Deferred revenue	—	6,748

Total current liabilities	70,436	59,862

Unfavorable lease obligation	9,317	10,164
Preferred stock embedded conversion feature derivatives	—	53,822
Seneca Holdco Liability, at fair value	—	11,903
Notes payable (includes amounts owed to related parties of $214 as of December 31, 2011)	42,014	34,327
Notes payable - variable interest entities	4,130	38,752
Other liabilities	7,415	7,262

Total liabilities	133,312	216,092

COMMITMENTS AND CONTINGENCIES
Series A preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares issued and outstanding at December 31, 2011; redemption amount $222,016 at December 31, 2011)	—	147,779
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 2,999,493 shares issued and outstanding at September 30, 2012; redemption amount $74,987 at September 30, 2012)	83,165	—

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 29,622,203 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	3	—
Class A Common stock ($.0001 par value; 140,000,000 shares authorized; 0 and 13,962,155 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	—	1
Common stock - additional paid-in capital	269,105	80,747
Warrants - additional paid-in capital	147	3,698
Retained earnings	55,660	36,528

Total paid-in capital and retained earnings	324,915	120,974
Cost of treasury stock (441,760 and 21,036 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	(3,074)	(398)

Total stockholders’ equity	321,841	120,576

TOTAL LIABILITIES AND EQUITY	$538,318	$484,447

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
REVENUES:
Biodiesel sales	$320,999	$232,261	$774,814	$513,221
Biodiesel sales - related parties	6	1,664	6	5,125
Biodiesel government incentives	1,868	22,497	8,070	38,763

	322,873	256,422	782,890	557,109
Services	39	80	196	140

	322,912	256,502	783,086	557,249

COSTS OF GOODS SOLD:
Biodiesel	308,445	126,987	689,914	264,398
Biodiesel - related parties	11,633	74,891	42,199	199,564
Services	43	79	199	121

	320,121	201,957	732,312	464,083

GROSS PROFIT	2,791	54,545	50,774	93,166

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $2 and $154 for the three and nine months ended September 30, 2012, respectively, and $388 and $1,091 for the three and nine months ended September 30, 2011, respectively)	9,902	11,045	33,878	25,134

INCOME (LOSS) FROM OPERATIONS	(7,111)	43,500	16,896	68,032

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	—	(38,483)	11,975	(55,571)
Change in fair value of Seneca Holdco liability	—	(977)	349	(2,500)
Other income (expense), net	56	239	121	713
Interest expense (includes related party amounts of $1 and $22 for the three and nine months ended September 30, 2012, respectively, and $239 and $467 for the three and nine months ended September 30, 2011, respectively)	(1,150)	(2,183)	(3,262)	(5,642)

	(1,094)	(41,404)	9,183	(63,000)

INCOME (LOSS) BEFORE INCOME TAXES AND INCOME FROM EQUITY INVESTMENTS	(8,205)	2,096	26,079	5,032
INCOME TAX BENEFIT (EXPENSE)	2,165	(4,752)	(3,669)	(4,752)
INCOME FROM EQUITY INVESTMENTS	—	649	—	501

NET INCOME (LOSS)	(6,040)	(2,007)	22,410	781

EFFECTS OF RECAPITALIZATION	—	—	39,107	—
LESS - ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	(6,477)	(1,808)	(18,553)
LESS - CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(862)	(3,221)	(1,685)	(9,467)
LESS - DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	—	—	(1,470)	—
LESS - EFFECT OF PARTICIPATING PREFERRED STOCK	—	—	(8,952)	—
LESS - EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	—	(3,145)	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(6,902)	$(11,705)	$44,457	$(27,239)

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net income (loss) per share attributable to common stockholders:
Basic	$(0.24)	$(0.34)	$1.60	$(0.81)

Diluted	$(0.24)	$(0.34)	$0.28	$(0.81)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,292,349	34,738,903	27,729,676	33,699,728

Diluted	29,292,349	34,738,903	33,676,699	33,699,728

	(concluded )

See notes to condensed consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable						Common Stock -	Warrants -	Retained
	Preferred	Redeemable	Common		Class A	Class A	Additional	Additional	Earnings
	Stock	Preferred	Stock	Common	Common Stock	Common	Paid-in	Paid-in	(Accumulated	Treasury
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Capital	Deficit)	Stock	Total
BALANCE, December 31, 2010	13,455,522	$122,436	—	$—	13,251,264	$1	$82,636	$4,820	$(52,341)	$—	$35,116
Issuance of common stock in acquisitions	—	—	—	—	673,544	—	16,350	—	—	—	16,350
Warrants exercised	—	—	—	—	8,383	—	128	(80)	—	—	48
Warrants expired	—	—	—	—	—	—	1,042	(1,042)	—	—	—
Stock compensation expense	—	—	—	—	—	—	3,047	—	—	—	3,047
Accretion of preferred stock to redemption value	—	18,553	—	—	—	—	(18,553)	—	—	—	(18,553)
Net income	—	—	—	—	—	—	—	—	781	—	781

BALANCE, September 30, 2011	13,455,522	$140,989	—	$—	13,933,191	$1	$84,650	$3,698	$(51,560)	$—	$36,789

BALANCE, December 31, 2011	13,455,522	$147,779	—	$—	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial public offering, net of issue cost of $8,780	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	318,501	—	3,958	—	—	—	3,958
Conversion of Class A common stock to common stock	—	—	21,598,408	2	(21,598,408)	(2)	—	—	—	—	—
Conversion of restricted stock units to common stock (net of 420,724 shares of treasury stock purchased)	—	—	823,795	—	—	—	—	—	—	(2,676)	(2,676)
Stock compensation expense	—	—	—	—	—	—	12,687	—	—	—	12,687
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,470)	—	(1,470)
Net income	—	—	—	—	—	—	—	—	22,410	—	22,410

BALANCE, September 30, 2012	2,999,493	$83,165	29,622,203	$3	—	$—	$269,105	$147	$55,660	$(3,074)	$321,841

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,410	$781
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	6,192	5,245
Amortization expense (benefit) of assets and liabilities, net	(291)	1,252
Provision for doubtful accounts	707	1,349
Stock compensation expense	12,687	3,047
Loss from equity method investees	—	(501)
Expense for deferred taxes and uncertain tax positions	3,008	(3,363)
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	55,571
Change in fair value of Seneca Holdco Liability	(249)	2,050
Premium paid for Seneca Landlord investment	(7,063)	—
Expense settled with stock issuance	1,898	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	12,004	(20,698)
Inventories	2,745	(16,430)
Prepaid expenses and other assets	(18,631)	(14,578)
Accounts payable	4,305	5,124
Accrued expenses and other liabilities	(3,968)	12,411
Deferred revenue	(6,748)	(8,300)

Net cash flows provided from operating activities	17,031	22,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(6,399)	(2,293)
Change in restricted cash	(64)	396
Cash paid for investment	(4)	—
Consolidation of Bell, LLC	—	22

Net cash flows used in investing activities	(6,467)	(1,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,074,905	1,000
Repayments on line of credit	(1,076,079)	—
Cash received for issuance of note payable from related party	—	10,000
Cash paid on notes payable	(8,050)	(3,517)
Repayment of investment in Seneca Landlord	(4,000)	—
Cash received from initial public offering	63,747	—
Cash paid for issuance of common stock and preferred stock	(1,699)	(1,293)
Cash received upon exercise of warrants	—	48
Cash paid for treasury stock	(3,074)	—
Cash paid for debt issuance costs	(137)	(699)
Cash paid for preferred stock dividends	(1,470)	—

Net cash flows provided from financing activities	44,143	5,539

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,707	26,624

CASH AND CASH EQUIVALENTS, Beginning of period	33,575	4,259

CASH AND CASH EQUIVALENTS, End of period	$88,282	$30,883

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Cash paid for income taxes	$3,435	$420

Cash paid for interest	$3,048	$4,086

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization	$39,107

Accretion of preferred stock to redemption value	$1,808	$18,553

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$2,514	$680

Debt financing costs		$43

Equity issuance costs		$964

Incentive common stock liability for supply agreement	$362	$1,388

Issuance of common stock per exercise of Seneca Landlord put/call option	$591

Assets (liabilities) acquired through consolidation of 416 Bell, LLC
Cash		$22
Property, plant and equipment		5,881
Other noncurrent assets		4
Other current liabilities		(17)
Notes payable		(4,757)
Other noncurrent liabilities		(567)

Removal of equity method investee as a result of consolidation		$566

Assets (liabilities) acquired through the issuance of stock:
Other current assets		$78
Property, plant and equipment		18,886
Notes payable		(1,001)
Fair value of investment prior to allocation		(1,613)

		$16,350

(concluded)

F-7

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

For The Three and Nine Months Ended September 30, 2012 and 2011

(In Thousands, Except Share and Per Share Amounts)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS

The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

As of September 30, 2012, the Company owned biodiesel production facilities with a total of 212 million gallons per year (mmgy) of nameplate production capacity.

The biodiesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal blenders’ tax credit expired on December 31, 2011 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, regulations or programs could adversely affect the financial results of the Company. Revenues include amounts related to federal subsidies and regulatory support totaling $1,868 and $8,070 for the three and nine months ended September 30, 2012, respectively, and $22,497 and $38,763 for the three and nine months ended September 30, 2011, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, consolidated with the accounts of all of its subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether the Company possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether the Company is the primary beneficiary of the economic benefits and financial risks of the entity. The Company continues to re-evaluate whether it is the primary beneficiary of variable interest entities each reporting period. Intercompany accounts and transactions have been eliminated.

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

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	January 24,	December 31,
	2012	2011
Expected volatility	40.00%	40.00%
Risk-free rate	2.80%	2.60%

Valuation of Seneca Holdco Liability

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its call option and the Seneca Holdco liability no longer exists. See “Note 5 – Acquisitions” for a description of the acquisition.

Associated with the Company’s transaction for the Seneca Facility, the Company had the option to purchase (Call Option) and Seneca Holdco, LLC had the option to require the Company to purchase (Put Option) the membership interest of Seneca Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. The Company determined the fair value of the amounts financed by Seneca Holdco, LLC, the Put Option and the Call Option using an option pricing model. The fair value represented the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model required the development and use of highly subjective assumptions. These assumptions included (i) the value of Seneca Landlord’s equity, (ii) expectations regarding future changes in the value of Seneca Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company will raise additional capital.

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

Accretion of $0 and $1,808 for the three and nine months ended September 30, 2012, respectively, and $6,477 and $18,553 for the three and nine months ended September 30, 2011, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology that also took into consideration other selected public guideline company information. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of each of the reporting units exceeded its carrying value by over 45% margins. There was no impairment of goodwill recorded during the period.

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $2,965 and $12,687 for the three and nine months ended September 30, 2012, respectively, and $1,067 and $3,047 for the three and nine months ended September 30, 2011, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors. During the nine months ended September 30, 2012, the Company granted 769,266 shares of restricted stock units and 1,055,805 shares of stock appreciation rights to employees with vesting periods of three to four years, respectively. During March 2012, the Company also granted 50,000 shares of restricted stock units to an employee that will vest in nine months based upon meeting certain performance requirements and in May 2012 granted 42,190 shares of restricted stock units to non-employee directors that will vest over the next year.

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

In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. If it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. In evaluating the available evidence during the current period, the Company considered, among other factors, historical financial performance in the form of positive cumulative book income for the past three years, expectation of future earnings, length of statutory carry forward periods, the ability to file carry back claims and realize the benefit of recognized assets, experience with operating loss and tax credit carry forwards not expiring unused, and timing of reversals of temporary differences. During the nine months ended September 30, 2012, the Company estimated that all of its net deferred taxes previously subject to a valuation allowance will reverse in the current annual period. As a result, the income tax expense recorded for the three and nine months ended September 30, 2012 reflects the estimated reversal of the associated valuation allowance during 2012. The Company will continue to evaluate the need for a valuation allowance in future periods. As of September 30, 2012 and December 31, 2011, respectively, the Company had deferred income tax assets of $5,635 and $13,804 with an offsetting valuation allowance of $1,776 and $7,337, which resulted in a net deferred tax asset of $3,859 and $6,467. The net amount is offset by an accrued liability for unrecognized tax benefits in the amount of $1,900 and $1,500 as of September 30, 2012 and December 31, 2011, respectively. The increase was recorded as a result of the purchase of Seneca Landlord.

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the income tax position will be sustained upon examination by federal, state, or local taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Income tax benefit for the three months ended September 30, 2012 was $2,165 and income tax expense for the nine months ended September 30, 2012 was $3,669 compared to $4,752 for the three and nine months ended September 30, 2011. The effective tax rate was approximately 26% and 14% for the three and nine months ended September 30, 2012, respectively. The difference between the effective tax rate and the federal statutory rate, 35%, is primarily a result of state income taxes (net of federal income tax effects), reversal of the valuation allowance offsetting deferred tax assets, income or loss from the change in fair value of the embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, various disallowed deductions and discrete items that occur during the period. The 2012 annual effective tax rate can be affected as a result of variances among the estimates of full-year sources of taxable income, the realization of net operating losses and tax credits, the release of valuation allowances, and the Company’s assessment of its liability for unrecognized tax benefits.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share are presented in conformity with the two-class method required for participating securities. The two-class method includes an earnings allocation formula that determines earnings for each class of common stock according to dividends declared and undistributed earnings for the period.

The holders of the Series A Preferred Stock accrued dividends at a rate of $0.88 per share per annum. Dividends were cumulative, accrued on a daily basis from the date of issuance and compounded annually from the date of issuance. If dividends on the Series A Preferred Stock had not been paid or declared, the deficiency would have been paid or declared before any dividend is declared for Common Stock. Dividends in arrears did not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceeded that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year.

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

The Company calculates the effects of the convertible Series A Preferred Stock and Series B preferred stock on diluted earnings per share (EPS) under the “if-converted” method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The effects of Common Stock options, warrants, restricted stock units and stock appreciation rights on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Options to purchase common stock	87,026	87,026	87,026	87,268
Restricted stock units	1,134,421	1,163,442	1,409,659	1,157,226
Stock appreciation rights	1,043,693	—	655,762	—
Warrants to purchase common stock	17,916	305,476	42,054	372,874
Redeemable preferred shares	5,998,986	5,382,209	—	5,382,209

Total	8,282,042	6,938,153	2,194,501	6,999,577

The following table presents the calculation of diluted net income per share for the nine months ended September 30, 2012. For the three months ended September 30, 2012 and the three and nine months ended September 30, 2011, the effect from all convertible securities was anti-dilutive (in thousands, except share and per share data):

Nine Months
Ended
September 30,
2012
Net income attributable to the Company’s common stockholders	$44,457
Less: effects of recapitalization	(39,107)
Plus: undistributed dividends allocated to Preferred Stockholders	1,685
Plus: distributed dividends to Preferred Stockholders	1,470
Plus: accretion of Series A Preferred Stock to redemption value	1,808
Plus: (gain) loss due to change in fair value of Series A preferred stock conversion feature embedded derivatives	(11,975)
Plus: effect of participating dividends	12,097

Adjusted net income available to common stockholders	10,435
Less: effect of participating share-based awards	1,108

Net income attributable to the Company’s common stockholders after dilutive effects	$11,543

Shares:
Weighted-average shares used to compute basic net income per share	27,729,676
Adjustment to reflect conversion of preferred stock	5,947,023

Weighted-average shares used to compute diluted net income per share	33,676,699

Net income per share attributable to common stockholders
Diluted	$0.28

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this statement effective January 1, 2012, however, the Company did not utilize the qualitative option for assessing impairment in its annual 2012 goodwill impairment test.

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

Common Stock Issued During 2012

On January 24, 2012, the Company completed an IPO of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly issued Class A Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.50% per annum. On June 30, 2015, each holder of Series B preferred stock will have the right to require the Company to redeem its shares at the redemption price of $25.00 per share plus an amount equal to any accumulated and unpaid dividends (Redemption Price). As of July 17, 2012, the holder of any shares of Series B preferred stock has the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at the conversion rate in effect at such time. If, at any time, the closing sale price of the Common Stock exceeds certain pricing thresholds, then the Company may, at its option, cause up to all of the then outstanding shares of Series B preferred stock (and corresponding accumulated and unpaid dividends) to be converted into shares of the Company’s Common Stock at the then-applicable conversion rate.

On January 24, 2012, we exercised an option to purchase our Seneca facility, which we previously operated under lease. The exercise price of the option was $12,000, of which approximately $937 was previously paid, and 60,000 shares of our Class A Common Stock were issued to each of USRG Holdco IX, LLC, Bunge North America, Inc. and West Central Cooperative.

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

On July 16, 2012, the Company converted all of its 21,599,208 shares of Class A Common Stock into Common Stock due to the expiration of the lock-up agreement and also had 127,062 restricted stock units vest into Common Stock.

On August 16, 2012, the Company had 696,733 restricted stock units vest into Common Stock.

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

On January 24, 2012, certain common stock warrant holders were converted to Class A Common Stock as part of the stock recapitalization. Warrant holders converted 287,560 common stock warrants to 134,181 shares of Common Stock.

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three and nine months ended September 30, 2012 were $0 and $5,749, respectively, and $1,118 and $2,257 for the three and nine months ended September 30, 2011, respectively.

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

Series B Preferred Stock

Dividend Provisions

The holders of the Series B preferred stock are entitled to receive, when, as and if declared by the Company Board, cumulative dividends on each outstanding share of Series B preferred stock at the annual rate of 4.50% of the stated value. Dividends are payable semi-annually in arrears on June 30 and December 30 of each year. The Company may, at its option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date. The Company can only defer two such dividend payments and may not defer consecutive dividend payments. The Company will pay any dividend in cash, by delivering shares of Common Stock or through any combination of cash and shares of Common Stock. During May 2012, the Company Board declared its first dividend with respect to the Series B preferred stock in the amount of $0.49 per share in cash. Total dividends paid on June 30, 2012 were $1,470. The payment was pro-rated to give effect to the fact that the Series B preferred stock was not issued until January 24, 2012.

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

Conversion Rights

As of July 17, 2012, the holder of any shares of Series B preferred stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at a conversion rate in effect at the time of conversion. The initial conversion rate for each $25.00 of Liquidation Preference will be equal to $25.00 divided by $12.50 which is 125% of the public offering price in the IPO.

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

Voting Rights

Each holder of the Series B preferred stock is entitled to vote their shares of Series B preferred stock on an as-converted basis on any matters presented to holders of Common Stock. Except as required by law, holders of Series B preferred stock will vote on an as-converted basis together with the holders of Common Stock and with the holders of any other class or series of the Company’s capital stock entitled to vote with the Common Stock, as a single class.

The vote or consent of at least 75% of the outstanding shares of the Series B preferred stock, voting as a separate class, shall be necessary to amend, alter or repeal the terms of the Series B preferred stock so as to adversely affect the powers, preferences or rights of the Series B preferred stock.

Redemption Rights

Except as set forth below, the Company may not redeem the Series B preferred stock prior to January 14, 2014, which is referred to as the Initial Optional Redemption Date. On or after the Initial Optional Redemption Date, the Series B preferred stock may be redeemed at the Company’s option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends, which the Company refers to as the Redemption Price. If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B preferred stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B preferred stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B preferred stock.

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

NOTE 6 – VARIABLE INTEREST ENTITIES

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

On April 8, 2010, the Company determined that Seneca Landlord was a VIE and it was consolidated into the Company’s financial statements as it is the primary beneficiary. The Company had a put/call option with Seneca Holdco to purchase Seneca Landlord and leased the plant for production of biodiesel, both of which represented a variable interest in Seneca Landlord that were significant to the VIE. Although the Company did not have an ownership interest in Seneca Holdco, it was determined that the Company was the primary beneficiary due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Seneca Landlord’s economic performance and the design of Seneca Landlord that ultimately gave the Company the majority of the benefit from the use of Seneca’s assets. The Company elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put /call option (the Seneca Holdco Liability). Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by, and those liabilities were obligations of, Seneca Landlord, not the Company.

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions” for a description of the acquisition.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	September 30, 2012		December 31, 2011
		Maximum		Maximum
Investment:	Investments	Exposure	Investments	Exposure
WIE	$580	$580	$576	$576
WDB	2,005	2,005	2,005	2,005

	$2,585	$2,585	$2,581	$2,581

NOTE 7 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$10,675	$13,820
Work in process	710	677
Finished goods	27,980	27,613

Total	$39,365	$42,110

NOTE 8 — OTHER ASSETS

Prepaid expense and other assets consist of the following:

	September 30,	December 31,
	2012	2011
Commodity derivatives and related collateral, net	$4,843	$8,527
Prepaid expenses	2,806	2,446
Deposits	1,326	1,295
RIN inventory	23,058	3,477
Common stock issuance costs	—	3,152
Income tax receivable	2,220	—
Other	439	191

Total	$34,692	$19,088

RIN inventory is valued at the lower of cost or market. RIN values, as reported by the Oil Price Information Service (OPIS), declined sharply during the third quarter of 2012. Consequently, RIN inventory values as of September 30, 2012 have been adjusted in the amount of $8,209, which reflects the lower of cost or market. There was no RIN inventory adjustment for lower of cost or market at December 31, 2011.

NOTE 9 — BORROWINGS

The Company’s term borrowings are as follows:

	September 30,	December 31,
	2012	2011
REG Danville term loan	$10,660	$15,889
REG Newton term loan	21,562	22,695
REG Seneca term loan	35,042	—
Revenue bond	1,700	1,700
Other	166	470

Total notes payable	$69,130	$40,754

Seneca Landlord term loan	$—	$36,250
Bell, LLC promisory note	4,372	4,548

Total notes payable - variable interest entities	$4,372	$40,798

On May 1, 2012, REG Seneca, LLC (REG Seneca), formally Seneca Landlord, entered into a second amendment to the amended and restated credit agreement, dated April 9, 2010, with WestLB due to the acquisition of Seneca Landlord on January 24, 2012. See “Note 5 – Acquisitions” for a description of the acquisition. The second amendment retains the original repayment terms of the credit agreement. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar Loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate Loans or 3.0% over adjusted LIBOR for Eurodollar Loans. The loan was a Eurodollar Loan through September 30, 2012 (effective rate at September 30, 2012 and December 31, 2011 was 3.23% and 3.27%, respectively). Interest is paid monthly. In April 2012, Seneca Landlord started making quarterly principal payments of approximately $604 with remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the property at the REG Seneca location.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced certain term debt (AgStar Loan). Beginning in October 2011, REG Newton is required to make principal payments of $120 plus interest until the maturity date of March 8, 2013. On October 22, 2012, the Company requested a renewal of the AgStar Loan for a period of one year. The Company is working with the bank to obtain this renewal.

The Company was in compliance with all restrictive covenants associated with its borrowings as of September 30, 2012.

NOTE 10 — RELATED PARTY TRANSACTIONS

Related parties include certain investors as well as entities in which the Company has an equity method investment or an investment combined with a MOSA or board seat. Investors defined as related parties include (i) the investor having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) the investor holding a board seat on the Company Board. After the IPO, the number of related parties decreased due to the dilution of ownership of prior investors as well as the reduction of the number of board seats on the Company Board held by related party investors. The Company will report related party transactions before and after the IPO based on the related party characteristics mentioned above.

Summary of Related Party Transactions
	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2012		2011		2012		2011
Revenues - Biodiesel sales	$6	(a)	$1,664	(a)	$6	(a)	$5,125	(a)
Cost of goods sold - Biodiesel	$11,633	(b)	$74,891	(b)	$42,199	(b)	$199,564	(b)
Selling, general, and administrative expenses	$2	(c)	$388	(c)	$154	(c)	$1,091	(c)
Interest expense	$1	(d)	$239	(d)	$22	(d)	$467	(d)
(a) Represents transactions with related parties as follows:
West Central	$6		$8		$6		$11
Bunge	—		—		—		2,100
E D & F Man	—		1,656		—		3,014

	$6		$1,664		$6		$5,125

(b) Represents transactions with related parties as follows:
West Central	$11,633		$11,697		$38,250		$35,968
Bunge	—		59,890		3,949		151,636
E D & F Man	—		3,304		—		11,960

	$11,633		$74,891		$42,199		$199,564

(c) Represents transactions with related parties as follows:
West Central	$2		$19		$41		$89
Bunge	—		369		113		1,002

	$2		$388		$154		$1,091

(d) Represents transactions with related parties as follows:
West Central	$1		$23		$13		$88
Bunge	—		78		9		241
USRG	—		138		—		138

	$1		$239		$22		$467

Summary of Related Party Balances
	As of		As of
	September 30,		December 31,
	2012		2011
Accounts receivable	$—	(a)	$47	(a)
Accounts payable	$546	(b)	$3,634	(b)
Long-term maturities of notes payable	$—	(c)	$214	(c)
(a) Represents balances with related parties as follows:
West Central	$—		$22
Bunge	—		25

	$—		$47

(b) Represents balances with related parties as follows:
West Central	$546		$784
Bunge	—		2,850

	$546		$3,634

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

In 2006, the Company executed an asset use agreement with West Central to provide for the use of certain assets, such as office space, maintenance equipment and utilities. The agreement required the Company to pay West Central its proportionate share of certain costs incurred by West Central. This agreement had the same term as the land lease. During February 2012, the Company renegotiated the asset use agreement. The new agreement provides for the use of certain assets, such as buildings, equipment and utilities, which will be charged to the Company based on fixed and variable components.

At the time of the signing of the contribution agreement, the Company entered into a contract for services with West Central, to provide certain corporate and administrative services, such as human resources, information technology and accounting. The agreement required the Company to pay West Central the proportionate share of the costs associated with the provision of services, plus a 15% margin. The agreement had an initial one-year term and was cancellable thereafter upon six months notice by either party. As part of the renegotiated asset usage agreement, the services agreement was cancelled in February 2012.

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

USRG Holdco IX, LLC

In August 2011, REG Albert Lea entered into a loan with USRG in the amount of $10,000 for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. REG Albert Lea was required to pay interest monthly for the aggregate amount owed to URSG. The loan was paid off in December 2011.

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

As of September 30, 2012, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soybean oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of September 30, 2012, the Company had 3,680 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $5,470 and $7,870 as of September 30, 2012 and December 31, 2011, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015.

As of September 30, 2012 and December 31, 2011, the Company posted $6,027 and $7,850, respectively, of collateral associated with its commodity-based derivatives with a net liability position of $1,179 and a net asset position of $677, respectively.

The Company’s preferred stock embedded conversion feature related to the Series A Preferred Stock that was converted upon our IPO is further discussed in “Note 2 – Summary of Significant Accounting Policies”.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Interest rate swap		$—	Other liabilities	$55
Commodity swaps	Prepaid expenses and other assets	176	Prepaid expenses and other assets	1,538
Commodity options	Prepaid expenses and other assets	995	Prepaid expenses and other assets	812

Total derivatives		$1,171		$2,405

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Embedded derivative		$—	Preferred stock embedded conversion feature derivatives	$53,822
Interest rate swap		—	Other liabilities	41
Commodity swaps	Prepaid expenses and other assets	880	Prepaid expenses and other assets	203

Total derivatives		$880		$54,066

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
		2012	2011	2012	2011
		Amount of	Amount of	Amount of	Amount of
		Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
		Recognized	Recognized	Recognized	Recognized
	Location of Gain (Loss)	in Income on	in Income on	in Income on	in Income on
	Recognized in Income	Derivatives	Derivatives	Derivatives	Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$(38,483)	$11,975	$(55,571)
Interest rate swap	Other income (expense), net	(2)	170	(14)	502
Commodity futures	Cost of goods sold - Biodiesel	(4)	(10)	(4)	(97)
Commodity swaps	Cost of goods sold - Biodiesel	(17,962)	6,074	(4,916)	3,571
Commodity options	Cost of goods sold - Biodiesel	(4)	42	64	567

Total		$(17,972)	$(32,207)	$7,105	$(51,028)

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

A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(55)	$—	$(55)	$—
Commodity swaps	$(1,362)	—	(1,362)	—
Commodity options	$183	—	183	—

	$(1,234)	$—	$(1,234)	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(53,822)	$—	$—	$(53,822)
Interest rate swap	$(41)	—	(41)	—
Seneca Holdco liability	$(11,903)	—	—	(11,903)
Commodity swaps	$677	—	677	—

	$(65,089)	$—	$636	$(65,725)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011:

	Series A
	Preferred
	Stock	Seneca
	Embedded	Holdco
	Derivatives	Liability
Ending balance - December 31, 2010	$(61,761)	$(10,406)
Total unrealized gains	2,557	727
Purchases	—	—
Issuance	—	—
Settlements	—	150

Ending balance - March 31, 2011	(59,204)	(9,529)
Total unrealized losses	(19,645)	(2,250)
Purchases	—	—
Issuance	—	—
Settlements	—	150

Ending balance - June 30, 2011	(78,849)	(11,629)
Total unrealized losses	(38,483)	(977)
Purchases	—	—
Issuance	—	—
Settlements	—	150

Ending balance - September 30, 2011	$(117,332)	$(12,456)

Ending balance - December 31, 2011	$(53,822)	$(11,903)
Total unrealized gains	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554

Ending balance - March 31, 2012	—	—
Total unrealized gains	—	—
Purchases	—	—
Issuance	—	—
Settlements	—	—

Ending balance - September 30, 2012	$—	$—

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

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows:

	September 30, 2012		December 31, 2011
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(76,363)	$(77,462)	$(85,587)	$(85,592)

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

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the purchases and sales of biodiesel and raw material feedstocks acquired from third parties, sales of biodiesel produced under toll manufacturing arrangements with third party facilities, sales of processed biodiesel from the Company facilities, including RINs, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by reportable segment:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues:
Biodiesel	$322,873	$256,422	$782,890	$557,109
Services	9,666	3,483	26,223	7,399
Intersegment revenues	(9,627)	(3,403)	(26,027)	(7,259)

	$322,912	$256,502	$783,086	$557,249

Income (loss) before income taxes and loss from equity investments:
Biodiesel	$2,795	$54,544	$50,777	$93,147
Services	(4)	1	(3)	19
Corporate and other (a)	(10,996)	(52,449)	(24,695)	(88,134)

	$(8,205)	$2,096	$26,079	$5,032

Depreciation and amortization expense, net:
Biodiesel	$1,771	$2,309	$5,307	$6,025
Services	12	2	21	3
Corporate and other	197	155	573	469

	$1,980	$2,466	$5,901	$6,497

Expenditures for property, plant, and equipment:
Biodiesel	$1,613	$874	$5,369	$1,866
Services	345	—	387	33
Corporate and other	49	213	643	394

	$2,007	$1,087	$6,399	$2,293

			September 30,	December 31,
			2012	2011
Goodwill:
Biodiesel			$68,784	$68,784
Services			16,080	16,080

			$84,864	$84,864

Assets:
Biodiesel			$360,772	$341,863
Services			20,373	20,474
Corporate and other (b)			157,173	122,110

			$538,318	$484,447

(a)	Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.
(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

During July 2009, the Company entered into a series of agreements with one of its shareholders, Bunge, whereby Bunge would purchase raw material inputs for later resale to the Company and use in producing biodiesel. Additionally, the agreements provided for Bunge to purchase biodiesel produced by the Company for resale to the Company’s customers. These agreements provided financing for the Company’s raw material and finished goods inventory not to exceed aggregate amounts outstanding of $10,000. In exchange for this financing, Bunge received fees equal to the greater of 30 day LIBOR plus 7.5% or 10% as determined based on the amount of inventory financed, plus a monthly service fee of $40 and incentive fees not to exceed $1,500 per annum. As of September 30, 2012 and December 31, 2011, there was $0 and $281, respectively, in incentive fees due to Bunge. On November 11, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expired in May 2012.

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

Pursuant to an Asset Purchase Agreement, dated as of October 26, 2012, the Company acquired substantially all of the assets of North Texas Bio Energy, LLC in exchange for 900,000 shares of the Company’s common stock and $300 in cash. The acquired assets consist of a 15 mmgy nameplate capacity biodiesel facility and related assets, located in New Boston, Texas. The facility is not currently in operation.

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

These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the twelve months ended December 31, 2011 as well as those disclosed in Item 1A in our Quarterly Report on Form 10-Q for the three-months ended June 30, 2012. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning six operating biodiesel production facilities with aggregate annual operational nameplate production capacity of 212 million gallons per year, or mmgy. We have transitioned from producing biodiesel from higher cost virgin vegetable oils, such as soybean oil, to primarily producing biodiesel from lower cost feedstocks, such as inedible animal fat, used cooking oil and inedible corn oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, a 45 mmgy facility in Danville, Illinois, a 30 mmgy facility in Newton, Iowa, a 60 mmgy facility in Seneca, Illinois, and a 30 mmgy facility in Albert Lea, Minnesota.

During 2011, we sold approximately 150 million gallons, including approximately 16 million gallons we purchased from third parties and resold and approximately six million gallons we manufactured for others. In the three and nine months ended September 30, 2012, we sold approximately 62 and 150 million gallons, respectively, including 13 and 21 million gallons, respectively, that we purchased from third parties and resold.

On January 24, 2012, we acquired our Seneca Facility that was previously operated under a lease pursuant to the exercise of our option under a Funding, Investor Fee and Put/Call Agreement. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the transaction.

On October 26, 2012, we acquired a 15 mmgy nameplate capacity biodiesel facility located in New Boston, Texas in exchange for 900,000 shares of our common stock and $0.3 million in cash. The facility is currently not operating and we expect it to commence operations in the first quarter of 2013. This acquisition will increase the Company’s aggregate annual nameplate biodiesel production capacity to 227 million gallons.

The implementation of the Renewable Fuel Standard, or RFS2, led to a significant year-over-year increase in demand and substantial increase in sales price per gallon during 2011 compared to 2010. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen increased from $3.40 per gallon in 2010 to $5.03 per gallon in 2011. The average price for B100 Upper Midwest Biodiesel as reported by The Jacobsen declined slightly for the first nine months of 2012, compared to the 2011 average, and was $4.71 per gallon.

During the second half of 2010, we and the biodiesel industry began to benefit from RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders’ tax credit, which had expired as of December 31, 2009, was reinstated in December 2010 retroactively for all of 2010 and prospectively for 2011. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel increased significantly in 2011 and 2012 when compared to 2010. The federal blenders’ tax credit expired as of December 31, 2011 and it is uncertain whether it will be reinstated.

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

On January 24, 2012, we completed an initial public offering, or IPO, of shares of Common Stock in which we sold 7.2 million shares at a price to the public of $10 per share, which included 0.3 million shares sold by selling shareholders. The IPO raised proceeds to us of approximately $59.9 million after underwriting fees and offering costs. In connection with the IPO, we executed a 1-for-2.5 reverse stock-split of our Common Stock. In connection with the IPO, our outstanding Series A Preferred Stock were converted into shares of Common Stock and Series B preferred stock. Our Common Stock is traded on the NASDAQ Global Market under the ticker “REGI.”

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

•	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;

•	purchases and resale of biodiesel and raw material feedstocks, including Renewable Identification Numbers, or RINs, acquired from third parties;

•	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;

•	our production of biodiesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2011 and the nine months ended September 30, 2012, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

When we produce a gallon of biodiesel, we generate 1.5 biomass-based diesel RINs per gallon. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel. When we sell a gallon of biodiesel we generally attach 1.5 RINs. As a result, a portion of our selling price for a gallon of biodiesel is attributable to RFS2 compliance. RINs may also be separated from the gallons of renewable fuel and once separated may be sold. From time to time, we may choose to acquire and hold varying amounts of RINs for separate sale to Obligated Parties. The value of these RINs is reflected in “Prepaid expenses and other assets” on our condensed consolidated balance sheet. At the end of each accounting period, our RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel volume requirement, or RVO—biomass-based diesel and advanced biofuel. The RFS2 program required the domestic use of 800 million gallons of biomass-based diesel in 2011 and one billion gallons in 2012. In September 2012, the EPA finalized the requirement for domestic use of biomass-based diesel by Obligated Parties of 1.28 billion gallons in 2013. Our sales volumes and revenues increased during 2011 and 2012 compared to 2010 as a result of increased demand relating to the implementation of RFS2.

RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of the fact that the blenders’ tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders’ tax credit while it was still available. This 2011 overproduction has had an impact on demand for biodiesel in 2012. The 2012 RFS2 requirement for biomass-based diesel is one billion gallons. The 2011 carry-over can be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 897 million gallons of biomass-based diesel was produced during the first nine months of 2012, indicating that between the 2011 carry-over and 2012 year to date production as of September 30, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons.

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

Biodiesel, RINs and feedstock price fluctuations

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

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINS, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.11, or 26%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2010 and $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011. In September 2012, the value of RINs, as reported by OPIS, contributed approximately $1.40, or 30%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2012, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, range from $2.39, or 50%, per gallon in January to $1.08, or 24%, in September. There was a sharp decline in RIN prices during third quarter 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.74 per RIN at September 30, 2012, as reported by OPIS, which contributed to the decline in the price of biodiesel.

This decrease in the value of RINs during the third quarter of 2012 along with a significant increase in the number of RINs we held in inventory at the end of the most recent quarter resulted in an adjustment to our cost of goods sold of $8.2 million to reflect the lower of cost or market on RIN inventory held as of September 30, 2012. See “Note 8 – Other Assets” to our condensed consolidated financial statements.

During 2011, feedstock expense accounted for 73% of our costs of goods sold, while methanol and chemical catalysts expense accounted for 8% and 3% of our costs of goods sold, respectively. Methanol, a reactant in the production process, represents our second largest cost, the price of which is related to the cost of production, as well as world supply and demand factors for methanol.

Feedstocks for biodiesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biodiesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply for each feedstock:

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

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to September 2012, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2011 was $0.55 per pound, or $4.13 per gallon of biodiesel, compared to $0.42 per pound, or $3.16 per gallon of biodiesel, in 2010.

Over the period from January 2008 to September 2012, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average price for choice white grease during 2011 was $0.46 per pound, or $3.68 per gallon of biodiesel, compared to $0.29 per pound, or $2.32 per gallon of biodiesel, in 2010.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstocks. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2009 to September 2012.

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

The 2012 drought in the Midwestern United States increased the cost of corn and soybeans and may increase the cost of biodiesel feedstocks in the future. We have seen a recent decrease in the price of animal fats, which may be related to increases in slaughter rates, putting more supply on the market and decreased demand from the biodiesel industry. If the increased slaughter rates or increased cost of corn and soybeans reduces future slaughter rates, the price of animal fats may rise as supply decreases in the future. Used cooking oil and inedible corn oil, our largest sources of feedstock after animal fats, have also seen recent price decreases, which may be related to decreased demand from the biodiesel industry. The impact of the drought on the prices of our feedstocks is uncertain, but the drought may increase the prices of some or all of our feedstocks as the market adjusts to higher corn and soybean prices.

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

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and would be in excess of the 1 billion gallon RFS2 requirement for 2012. Biodiesel production has continued to remain above RFS2 required volumes for the first nine months of 2012, which we believe has put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 exceeded the 2011 RFS2 requirement, the demand for biodiesel in 2012 could be less than 2012 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for 2012 with gallons used in 2011, meaning that 2011 gallons could be used to satisfy up to 200 million gallons of the one billion gallon requirement for 2012. We believe the carry-over of gallons from 2011, which may have been the result of parties taking advantage of the federal blenders’ credit that expired on December 31, 2011, is adversely affecting demand for biodiesel in 2012. According to EMTS data, approximately 897 million gallons of biomass-based diesel was produced during the first nine months of 2012.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and for biodiesel fuel, each of which is subject to fluctuations due to market factors. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.

Inedible animal fat, inedible corn oil and used cooking oil are the primary feedstocks that we used to produce biodiesel in 2011 and the first nine months of 2012. We utilize several varieties of inedible animal fat, such as beef tallow and choice white grease derived from pork and poultry fat. We manage lower cost feedstock supply risks related to biodiesel production through supply contracts with lower cost feedstock suppliers/producers. There is no established futures market for lower cost feedstocks. The purchase price for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing inedible animal fat, inedible corn oil and used cooking oil prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging.

We manage our feedstock supply risks in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under a three-year agreement with West Central which expired on July 8, 2010 and was renewed October 1, 2012. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

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

When we produce a gallon of biodiesel, we generate 1.5 biomass-based diesel RINs per gallon. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs without the use of futures contracts, swaps and options.

As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward physical contracts on feedstocks and biodiesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period and the purchase or sale of feedstocks or delivery of biodiesel has not yet occurred and thus the offsetting gain or loss will be recognized in a later accounting period.

We incurred risk management losses of $18.0 million and $4.9 million from our derivative financial instrument trading activity for the three and nine months ended September 30, 2012, respectively, compared to risk management gains of $6.1 million and $4.0 million for the three and nine months ended September 30, 2011, respectively. Our increased losses were largely due to a decrease in soybean oil prices and an increase in heating oil prices at the end of September 2012. Over the first nine months of 2012, risk management losses have represented an expense of $0.03 per gallon sold.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology that also took into consideration other selected public guideline company information. Additionally, we review the carrying value of goodwill whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.

We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our biodiesel and services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel segment were used to determine the reporting unit’s fair value.

The annual impairment tests as of July 31, 2012 determined that the fair value at each of the reporting units exceeded its carrying value by over 45% margins. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of the Company’s common stock, deterioration in the Company’s financial condition or results of operations, and/or adverse changes in the fair value of the Company’s assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill.

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

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Set forth below is a summary of certain unaudited financial information (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Biodiesel	$321,005	$233,925	$774,820	$518,346
Biodiesel government incentives	1,868	22,497	8,070	38,763

Total biodiesel	322,873	256,422	782,890	557,109
Services	39	80	196	140

Total	322,912	256,502	783,086	557,249
Costs of goods sold
Biodiesel	320,078	201,878	732,113	463,962
Services	43	79	199	121

Total	320,121	201,957	732,312	464,083

Gross profit	2,791	54,545	50,774	93,166
Selling, general and administrative expenses	9,902	11,045	33,878	25,134

Income (loss) from operations	(7,111)	43,500	16,896	68,032
Other income (expense), net	(1,094)	(41,404)	9,183	(63,000)
Income tax benefit (expense)	2,165	(4,752)	(3,669)	(4,752)
Income from equity investments	—	649	—	501

Net income (loss) attributable to REG	(6,040)	(2,007)	22,410	781
Effects of recapitalization	—	—	39,107	—
Accretion of preferred stock to redemption value	—	(6,477)	(1,808)	(18,553)
Change in undistributed dividends allocated to preferred stockholders	(862)	(3,221)	(1,685)	(9,467)
Distributed dividends to preferred stockholders	—	—	(1,470)	—
Effects of participating preferred stock	—	—	(8,952)	—
Effects of participating share-based awards	—	—	(3,145)	—

Net income (loss) attributable to the Company’s common stockholders	$(6,902)	$(11,705)	$44,457	$(27,239)

Revenues. Our total revenues increased $66.4 million, or approximately 26%, and $225.9 million, or approximately 41%, to $322.9 million and $783.1 million for the three and nine months ended September 30, 2012, respectively, from $256.5 million and $557.2 million for the three and nine months ended September 30, 2011, respectively. This increase was due to an increase in biodiesel gallons sold, partially offset by lower biodiesel prices, as follows:

Biodiesel. Biodiesel revenues, including government incentives, increased $66.5 million, or 26%, and $225.8 million, or 41%, to $322.9 million and $782.9 million during the three and nine months ended September 30, 2012, respectively, from $256.4 million and $557.1 million for the three and nine months ended September 30, 2011, respectively. This increase in biodiesel revenues was due to an increase in gallons sold which was partially offset by a decrease in our average B100 sales price per gallon. Gallons sold, excluding tolled gallons, increased 21.5 million gallons, or 53%, and 56.3 million gallons, or 60%, to 61.7 million gallons and 150.0 million gallons during the three and nine months ended September 30, 2012, respectively, compared to 40.2 million gallons and 93.7 million gallons during the three and nine months ended September 30, 2011, respectively. The increase in gallons sold for the nine months ended September 30, 2012 accounted for a revenue increase of $259.0 million using pricing for the first nine months of 2012. This increase in gallons sold during 2012 reflects the added production from our Albert Lea facility and the start-up of the third operating line at our Seneca facility. Due to lower RIN and energy prices for the nine months of 2012, our average B100 sales price per gallon decreased $1.28, or 22%, and $0.64, or 12%, to $4.44 and $4.60 during the three and nine months ended September 30, 2012, respectively, from $5.72 and $5.24 during the three and nine months ended September 30, 2011, respectively. The decrease in sales price from the first nine months of 2011 compared to the first nine months of 2012 contributed to a $60.0 million revenue decrease when applied to the number of gallons sold during the first nine months of 2011. See “Biodiesel, RINs and feedstock price fluctuations” above for a discussion of RIN pricing for the three and nine months ended September 30, 2012.

Services. Services revenues were $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively.

Costs of goods sold. Our costs of goods sold increased $118.1 million, or 58% and $268.2 million, or 58%, to $320.1 million and $732.3 million for the three and nine months ended September 30, 2012, respectively, from $202.0 million and $464.1 million for the three and nine months ended September 30, 2011, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the three and nine months ended September 30, 2012 as follows:

Biodiesel. Biodiesel costs of goods sold increased $118.2 million, or 59%, and $268.1 million, or 58%, to $320.1 and $732.1 for the three and nine months ended September 30, 2012, respectively, compared to $201.9 million and $464.0 million for the three and nine months ended September 30, 2011, respectively. The increase in biodiesel cost of goods sold is primarily the result of the additional gallons sold in the 2012 periods as discussed above as the average inedible animal fat feedstock prices remained consistent when compared between the first nine months of 2012 to 2011. Average inedible animal fat costs for the three and nine months ended September 30, 2012 were $0.42 and $0.44 per pound, respectively, compared to $0.50 and $0.47 per pound for the three and nine months ended September 30, 2011, respectively. Soybean oil costs for the three and nine months ended September 30, 2012, were $0.56 and $0.55 per pound, respectively, and were $0.59 and $0.58 per pound for the three and nine months ended September 30, 2011, respectively. We incurred risk management losses of $18.0 million and $4.9 million from our risk management trading activity for the three and nine months ended September 30, 2012, respectively, compared to gains of $6.1 million and $4.0 million from risk management activity for the three and nine months ended September 30, 2011, respectively. Our increased losses were largely due to a decrease in soybean oil prices in September 2012 and an increase in heating oil prices from July 1, 2012 to September 30, 2012, which resulted in reduced market value of our derivative financial instruments relating to fourth quarter biodiesel sales. In addition, the decrease in the value of RINs during the third quarter of 2012 resulted in an adjustment of $8.2 million to reflect the lower of cost or market on RIN inventory held as of September 30, 2012.

Services. Costs of services were $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses decreased $1.1 million, or 10%, and increased $8.8 million, or 35%, to $9.9 million and $33.9 million for the three and nine months ended September 30, 2012, respectively, from $11.0 million and $25.1 million for the three and nine months ended September 30, 2011, respectively. The change was primarily related to non-cash stock compensation expense of $3.0 million and $12.7 million for the three and nine months ended September 30, 2012, respectively, compared to $1.1 million and $3.0 million for the three and nine months ended September 30, 2011, respectively. The increase in non-cash stock compensation expense is due to the accelerated vesting of certain restricted stock units, or RSUs, which vested on August 16, 2012. The accelerated vesting was triggered as a result of a successful IPO. These RSUs are being expensed using market values based upon discounted cash flow valuation analysis conducted by an independent external valuation specialist using management’s assumptions and projections. The weighted average exercise price used to expense these accelerated RSUs was approximately $23.75 per share. Additionally, wages & benefits decreased $0.7 million when comparing the three months ended September 30, 2012 and 2011 due to the Company not accruing a cash incentive in 2012 as compared to the $3.1 million accrued in 2011. The change offsets the increase in stock compensation expense of $3.0 million noted above. Also, professional fee expense decreased $0.6 million and $0.3 million for the three and nine months ended September 30, 2012 and 2011, respectively.

Other income (expense), net. Other expense was $1.1 million and other income was $9.2 million for the three and nine months ended September 30, 2012, respectively, and other expense was $41.4 million and $63.0 million for the three and nine months ended September 30, 2011, respectively. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $0 million and $12.0 million of income for the three and nine months ended September 30, 2012, respectively, and $38.5 million and $55.6 million of expense for the three and nine months ended September 30, 2011, respectively. The Series A Preferred Stock was converted into common stock and Series B preferred stock in January 2012. The change in fair value of the Seneca Holdco liability was $0 million and $0.3 million of income for the three and nine months ended September 30, 2012, respectively, and was $1.0 million and $2.5 million of expense for the three and nine months ended September 30, 2011, respectively. The Seneca Holdco Liability no longer exists following our exercise of the call option to acquire the Seneca Facility in January 2012. See “Note 2 – Summary of Significant Accounting Policies” in our condensed consolidated financial statements. Interest expense decreased $1.0 million and $2.3 million to $1.2 million and $3.3 million for the three and nine months ended September 30, 2012, respectively, from $2.2 million and $5.6 million for the three and nine months ended September 30, 2011, respectively. This decrease was primarily attributable to the decrease of debt and the decrease of debt financing related amortization when comparing the first nine months of 2012 and 2011.

Income tax benefit (expense). There was income tax benefit recorded during the three months ended September 30, 2012 of $2.2 million and income tax expense of $3.7 million for the nine months ended September 30, 2012 compared to $4.8 million of income tax expense for the three and nine months ended September 30, 2011. The recording of expense for the nine months ended September 30, 2012 and 2011 is due in part to the increase in taxable income, the release of the deferred tax valuation allowance and tax deficiencies. At September 30, 2012, we had net deferred income tax assets of approximately $5.6 million with a valuation allowance of $1.8 million, which resulted in a net deferred tax asset of $3.8 million and was partially offset by an accrued liability of $1.9 million for unrecognized tax benefits.

Income (loss) from equity investments. We had no gain or loss from equity investments during the first nine months of 2012 compared to a gain of $0.5 million for the first three quarters of 2011. The change is due our purchase of SoyMor Biodiesel, LLC, an equity investment, in July 2011.

Effects of Series A Preferred Stock Recapitalization. In connection with our IPO on January 24, 2012, we gave affect to a one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate face value of Series B preferred stock with cumulative dividends of 4.50% per annum. For the three and nine months ended September 30, 2012, recapitalization effects were $0 and $39.1 million, respectively.

Preferred stock accretion. Preferred stock accretion was $0 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared to $6.5 million and $18.6 million for the three and nine months ended September 30, 2011, respectively. During the first quarter of 2012, we accreted one month of the previously issued Series A Preferred Stock until the preferred stock was recapitalized into Common Stock and Series B preferred stock. The newly issued Series B preferred stock does not require accretion.

Undistributed dividends. Undistributed preferred stock dividends were a net reduction of $0.9 million and $1.7 million for the three and nine months ended September 30, 2012, respectively, compared to $3.2 million and $9.5 million for the three and nine months ended June 30, 2011, respectively. During the first quarter of 2012, we recapitalized our preferred stock by exchanging the Series A Preferred Stock for Class A Common Stock and Series B preferred stock. All undistributed dividends of the Series A Preferred Stock were cancelled as part of the recapitalization agreement.

Distributed dividends. Distributed dividends related to the Series B preferred stock were $0 and $1.5 million for the three and nine months ended September 30, 2012. No dividends were declared or distributed during 2011. With the recapitalization taking place during the first quarter of 2012 as previously described, Series B preferred stock dividends were declared by the Company’s Board of Directors in May 2012 and paid during June 2012.

Effects of participating preferred stock. Effects of participating preferred stock was $0 million and $9.0 million for the three and nine months ended September 30, 2012, respectively.

Effects of participating share-based awards. Effects of participating share-based awards were $0 million and $3.1 million for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through September 30, 2012, we received cash proceeds of $201.0 million from private sales of preferred stock and private and public sales of common stock. During 2011, we began financing operations from positive cash flow from operations. At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $88.3 million and $33.6 million, respectively, and working capital of $133.2 million and $90.2 million, respectively. At September 30, 2012, we had total assets of $538.3 million, compared to total assets of $484.4 million at December 31, 2011. At September 30, 2012, we had debt of $76.4 million, compared to debt of $85.6 million at December 31, 2011.

Our borrowings (in millions) are as follows:

	September 30,	December 31,
	2012	2011
REG Danville term loan	$10.7	$15.9
REG Newton term loan	21.6	22.7
REG Seneca term loan	35.0	—
Other	1.8	2.2

Total notes payable	$69.1	$40.8

Seneca Landlord term loan	$—	$36.3
Bell, LLC promissory note	4.4	4.5

Total notes payable - variable interest entities	$4.4	$40.8

Our revolving borrowings (in millions) are as follows:

	September 30,	December 31,
	2012	2011
Revolving lines of credit	$2.9	$4.0

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

During July 2009, we and certain subsidiaries entered into an agreement with Bunge North America, or Bunge, to provide services related to the procurement of raw materials and the purchase and resale of biodiesel produced. The agreement provides for Bunge to purchase up to $10.0 million in feedstock for, and biodiesel from, us. Feedstock was paid for daily as it was processed. Biodiesel was purchased and paid for by Bunge the following day. In November 2011, we gave notice of termination to Bunge in accordance with the agreement. This agreement expired May 2012. In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provide additional working capital resources to us. As of September 30, 2012, we had $0.5 million outstanding under the West Central agreement.

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

On May 1, 2012, REG Seneca, LLC (REG Seneca), formally Landlord, entered into a second amendment to the amended and restated credit agreement, dated April 9, 2010, with WestLB due to our acquisition of Landlord on January 24, 2012. See “Note 5 – Acquisitions” to our condensed consolidated financial statements for a description of the acquisition. The second amendment retains the original repayment terms of the credit agreement. The note requires that interest be accrued at different rates based on whether it is a Base Rate Loan or Eurodollar loan. Interest is at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate loans or 3.0% over adjusted LIBOR for Eurodollar loans. The loan was a Eurodollar loan as of September 30, 2012. The effective rate at September 30, 2012 was 3.23%. Interest is paid monthly. Starting April 2012, REG Seneca is required to make quarterly principal payments of $0.6 million, with the remaining unpaid principal due at maturity on April 8, 2017. The note payable is secured by the Seneca facility. The balance of the note as of September 30, 2012 was $35.0 million.

In March 2010, as part of the CIE Asset Purchase, REG Newton assumed the term debt of CIE and refinanced certain term debt, or the AgStar Loan. Beginning in October 2011, REG Newton is required to make principal payments of $0.1 million plus interest on the AgStar Loan until the maturity date of March 8, 2013. The loan agreement allows for a one year extension. On October 22, 2012, we requested a renewal of the Term Loan for a period of one year. We are working with the bank to obtain this renewal, which has not been granted as of the date of this filing.

As of September 30, 2012, we and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
Net cash flows from operating activities	$17,031	$22,960
Net cash flows from investing activities	(6,467)	(1,875)
Net cash flows from financing activities	44,143	5,539
Net change in cash and cash equivalents	54,707	26,624
Cash and cash equivalents, end of period	$88,282	$30,883

Operating activities. Net cash provided in operating activities was $17.0 million for the nine months ended September 30, 2012 compared to $23.0 million for the same period in 2011. For the nine months ended September 30, 2012, net income was $22.4 million, which includes depreciation and amortization expense of $6.2 million, non-cash stock compensation expense of $12.7 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in expense for deferred taxes and uncertain tax positions of $3.0 million. We also used $10.3 million to fund net working capital requirements, consisting of a $2.7 million decrease in inventory due to quarter over quarter production and sales volume remaining consistent, $12.0 million decrease in accounts receivable, a $18.6 million increase in prepaid expenses, a decrease in deferred revenues of $6.7 million and a $0.3 million increase in accounts payable and accruals.

The net cash provided in operating activities for the nine months ended September 30, 2011 was $23.0 million. For the nine months ended September 30, 2011, net income was $0.8 million, which includes depreciation and amortization expense of $6.5 million, stock compensation expense of $3.0 million, an increase in the non-cash change in the preferred stock embedded derivative liability of $55.6 million and an increase in the non-cash change in the Seneca Holdco liability of $2.1 million. These charges were offset by non-cash benefits including a $3.4 million increase for changes in the deferred tax benefit. We also used $42.5 million to fund net working capital requirements, which resulted in a net cash source from operations of $23.0 million.

Investing activities. Net cash used for investing activities for the nine months ended September 30, 2012 was $6.5 million, primarily consisting of net cash used to pay for facility construction of $6.4 million.

Net cash used for investment activities for the nine months ended September 30, 2011 was $1.9 million, consisting of net cash used to pay for facility construction of $2.3 million and cash provided from the release of restricted cash in the amount of $0.4 million.

Financing activities. Net cash provided for financing activities for the nine months ended September 30, 2012 was $44.1 million. We received $63.7 million from the completion of our IPO before expenses. We paid down $8.0 million on our term notes, paid down $1.2 million on our line of credit and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.7 million for the issuance of common stock and preferred stock, $3.1 million for the repurchase of common stock, $1.5 million for the payment of preferred stock dividends and $0.1 million for debt issuance cost.

Net cash provided from financing activities for the nine months ended September 30, 2011 was $5.5 million, which represents $10.0 million in borrowings on our USRG debt and $1.0 million in borrowings on our WestLB Revolver. This was offset by $3.5 million in principal payments in connection with the notes payable. We also paid $1.3 million related to the pending issuance of common and preferred stock and $0.7 million for debt issuance cost.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$(6,040)	$(2,007)	$22,410	$781

Adjustments:
Income from equity investments	—	(649)	—	(501)
Income tax expense (benefit)	(2,165)	4,752	3,669	4,752
Interest expense	1,150	2,183	3,262	5,642
Other (income) expense, net	(56)	(239)	(121)	(713)
Change in fair value of Seneca Holdco liability	—	977	(349)	2,500
Change in fair value of preferred stock conversion feature embedded derivatives	—	38,483	(11,975)	55,571
Expense settled with stock issuance	—	—	1,898	—
Straight-line lease expense	(31)	393	(237)	1,809
Depreciation	2,097	1,851	6,192	5,245
Amortization	(208)	(97)	(553)	(351)
Non-cash stock compensation	2,965	1,067	12,687	3,047

Adjusted EBITDA	$(2,288)	$46,714	$36,883	$77,782

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

Commodity Price Risk

Over the period from January 2007 through September 2012, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.50 per gallon during this period. Over the period from January 2006 through September 2012, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4235 per pound during this period. Over the period from January 2008 through September 2012, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3446 per pound during this period.

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

				Change in
			Hypothetical	Annual	Percentage
	2011		Adverse	Gross	Change in
	Volume		Change in	Profit (in	Gross
	(in millions)	Units	Price	millions)	Profit
Biodiesel	149.8	gallons	10%	$75.8	59.6%
Lower Cost Feedstocks	858.6	pounds	10%	$40.1	31.5%
Soybean Oil	182.1	pounds	10%	$10.6	8.4%

We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil, and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10 percent adverse change in the prices of heating oil would have a negative effect on the fair value of these instruments of $8.3 million. A 10 percent adverse change in the price of soybean oil would have a negative effect on the fair value of these instruments of $3.5 million.

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.7 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.23% for the last week of September 2012. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s originally assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at September 30, 2012 at 5.23%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the interest rate at 5.92% on a notional amount of approximately $5.5 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at September 30, 2012 and December 31, 2011, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its originally assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2012 of 5.0%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

REG Seneca is subject to interest rate risk relating to its note payable agreement with WestLB. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $2.9 million and $4.0 million outstanding at September 30, 2012 and December 31, 2011, respectively. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial position, operations or liquidity.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2011 and the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K, our previous Quarterly Report on Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

Pursuant to an Asset Purchase Agreement, dated as of October 26, 2012, we acquired substantially all of the assets of North Texas Bio Energy, LLC in exchange for 900,000 shares of the Company’s common stock and $300,000 in cash. The acquired assets consist of a 15 million gallon per year nameplate capacity biodiesel facility and related assets, located in New Boston, Texas. The facility is not currently in operation. The shares of common stock were issued without registration under the Securities Act of 1933 pursuant to the exemption contained in Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: November 8, 2012	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2012	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2012	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)