Form 10-K
period 2012-12-31
Renewable Energy Group, Inc.
filed 2013-03-08
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of Common Stock held by non-affiliates was $53,496,000.

As of February 28, 2013, 30,590,062 shares of Common Stock of the registrant were issued and outstanding.

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

PART I

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	the effect of governmental programs on our business;

•	government policymaking and mandates relating to renewable fuels;

•	the future price and volatility of feedstocks;

•	the future price and volatility of petroleum and products derived from petroleum;

•	our utilization of forward contracting and hedging strategies to minimize feedstock and other input and output price risks;

•	expected future financial performance;

•	our liquidity and working capital requirements;

•	availability of federal and state governmental tax credits and incentives;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to estimate our feedstock demands and biodiesel sales;

•	our ability to procure feedstocks;

•	our dependence on sales to a limited number of customers and distributors;

•	our ability to incorporate new feedstocks into our production process

•	technological obsolescence;

•	the acquisition of licenses or other rights to technology from third parties;

•	our expectations regarding future expenses;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	our ability to manage facilities for others;

•	government regulatory and industry certification, approval and acceptance of our product;

•	progressing facilities currently under development to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction;

•	our ability to protect our proprietary technology and trade secrets;

•	market acceptance of biodiesel;

•	the development of competing alternative fuels and energy services;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

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

General

We are the largest producer of biodiesel in the United States based on gallons produced. We participate in each aspect of biodiesel production, from acquiring feedstock, managing construction and operating biodiesel production facilities to marketing, selling and distributing biodiesel and its co-products. During 2012, we sold approximately 188 million gallons of biodiesel and had total revenues of $1.02 billion.

We operate a network of seven biodiesel plants, with an aggregate nameplate production capacity of 227 mmgy. We have acquired five of our seven facilities since February 2010. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries and marketing renewable products, positions us to capitalize on growing demand for biodiesel, renewable chemicals and other advanced biofuels. Our experience has enabled us to develop extensive expertise in biorefinery operations, from facility construction management and feedstock procurement to biodiesel production, marketing, logistics and risk management.

We are a low-cost biodiesel producer. We primarily produce our biodiesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce a smaller portion of our biodiesel from higher cost virgin vegetable oils. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biodiesel producers, particularly those that rely on higher cost virgin vegetable oils, such as soybean oil or canola oil.

During 2008, we took advantage of the downturn in the biodiesel industry and began acquiring biodiesel businesses and biodiesel production capacity. In 2010, we became the largest biodiesel producer in the United States by selectively acquiring two strategically located biodiesel facilities in Danville, Illinois and Newton, Iowa and began leasing a biodiesel facility in Seneca, Illinois, which we then acquired in January 2012. We also acquired a partially constructed biodiesel facility in Clovis, New Mexico in August 2010. On July 12, 2011, we completed the acquisition of the former SoyMor biodiesel facility in Albert Lea, Minnesota. On October 26, 2012, we acquired an idled biodiesel facility in New Boston, Texas, which has remained idled pending completion of certain upgrades we expect to complete in second quarter 2013. We also acquired a biodiesel facility near Atlanta, Georgia, on November 16, 2012 that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made.

Biodiesel benefits from many government programs. The most important of these programs is RFS2, which we expect will create significant, stable and growing demand for our biodiesel. On July 1, 2010, RFS2 became effective, requiring for the first time that a portion of the diesel fuel consumed in the United States be renewable. In response, the EPA, based on data from its EPA Moderated Transaction System, or EMTS, which was put in place beginning July 1, 2010 for RFS2 compliance, reports total production of biomass-based diesel for 2012 of approximately 1.14 billion gallons, of which approximately 33 million gallons was imported and 60 million gallons was generated from foreign renewable fuel producers. Per EMTS, approximately 1.1 billion of the 1.14 billion gallons of biomass-based diesel produced in 2012 was biodiesel, the remaining being non-ester renewable diesel. During 2011, the EMTS reported total production of biomass-based diesel of approximately 1.1 billion gallons, of which approximately 43 million was imported. Per EMTS, approximately 1 billion of the 1.1 billion gallons of biomass-based diesel produced in 2011 was biodiesel, the remaining being non-ester renewable diesel.

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

•

Operate and Manage. We manage the operation of our seven biodiesel production facilities and have managed production facilities for others. In total, we have operated eleven different biodiesel plants over the last six years. This operational experience allows us to improve our production process efficiency and quality and to deploy best practices throughout our network. A key element in successfully managing a biodiesel plant is the procurement of feedstock. We believe our strong knowledge and history in feedstock markets allows us to procure feedstock more efficiently and reliably than our competitors. We believe our operational expertise also enables us to effectively integrate new facilities we acquire and manage facilities for others.

•

Marketing. We market both the biodiesel we produce as well as biodiesel produced by others throughout the United States. We believe we are able to capture business from the largest customers, namely large United States petroleum refiners and national travel center chains, whose demand cannot be met by smaller producers or marketers that do not have our scale or national reach.

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

Plant Network

Our production network consists of the following facilities;

Property	Nameplate Production Capacity[1]	Production Capacity for Current Feedstock Mix		REG Operations Commenced	Feedstock Capability
Completed

Ralston, Iowa	12	12		2003	Refined Oils and Fats

Albert Lea, Minnesota[2]	30	30		2006[2]	Refined Oils and Fats[3]

Newton, Iowa	30	24		2007	Crude, High FFA and Refined Oils and Fats

Seabrook, Texas	35	33		2008	Refined Oils and Fats[3]

Danville, Illinois	45	37		2009	Crude, High FFA and Refined Oils and Fats

Seneca, Illinois	60	55	[4]	2010	Crude, High FFA and Refined Oils and Fats

New Boston, Texas[5]	15	12		2013	Crude, High FFA and Refined Oils and Fats

Ellenwood, Georgia [6]	15	n/a		n/a	Crude, High FFA and Refined Oils and Fats

Partially Constructed				% Complete

St. Rose, Louisiana	60	n/a		~45%	Crude, High FFA and Refined Oils and Fats

Emporia, Kansas	60	n/a		~20%	Crude, High FFA and Refined Oils and Fats

Clovis, New Mexico	15	n/a		~50%	Crude, High FFA and Refined Oils and Fats

[1]	The nameplate capacity listed above is based on soy.
[2]

SoyMor began operations of the biodiesel facility located in Albert Lea, Minnesota in 2006 under our management. In February 2008, SoyMor stopped production and idled the facility. In July 2011, one of our subsidiaries acquired the biodiesel facility and recommenced operations of the facility.

[3]

We are in the process of completing a $20 million upgrade to this facility to produce biodiesel using crude and high FFA oils and fats, which is anticipated to be completed by the second quarter of 2013.

[4]

Our Seneca facility includes three production lines, each with a 20 mmgy production capacity. One of these three production lines was not operating at December 31, 2011, but the production line became operational during January 2012.

[5]	We are currently upgrading our New Boston facility and expect this facility to begin production in second quarter 2013.
[6]	Idled by prior owner at time of purchase and remains idled pending repairs or upgrades. We have not yet set a production date.

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

Our Feedstocks and Other Inputs

Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to rapidly change our processing techniques to accommodate different feedstocks and feedstock mixes. For 2012, approximately 84% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or inedible animal fat feedstock and 16% was higher cost soybean oil. Our lower cost feedstock plants generally run on a mix of lower cost feedstocks. As different feedstocks are delivered to the plant, they are combined or segregated into our feedstock storage tanks. Feedstock tanks are then tested and the plant is tuned to optimize the processing of that specific feedstock mix.

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

We procure methanol, chemical catalysts such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.

Distribution

We have established a national distribution system to supply biodiesel throughout the United States. Each of our facilities is equipped with an on-site rail loading system, a truck loading system, or both, and a logistics and supply chain management staff. We also manage some customers’ biodiesel storage tanks and replenishment process. We lease more than 330 railcars for transportation and lease biodiesel storage tanks in 18 terminals as of December 31, 2012. Typically, the terminals where we lease our biodiesel storage tanks are petroleum fuel terminals so that fuel distributors and other biodiesel customers can create a biodiesel blend at the terminal before further distribution. Terminal leases typically have one to three-year terms and are generally renewable subject to certain terms and conditions. We have sold biodiesel in 43 states and Canada.

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

In establishing our risk management strategies, we draw from our own in-house risk management expertise and we consult with industry experts. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energies, which we then can incorporate into our risk management strategies.

Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in Northern and Midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather, as compared to the most commonly used petroleum based diesel fuel. This seasonal fluctuation is strongest for biodiesel made from inedible animal fats and used cooking oil. Biodiesel made from those feedstocks has a higher cloud point, the point at which a fuel begins to gel, than biodiesel produced from soybean oil, canola oil or inedible corn oil, which may cause cold weather performance issues.

Competition

We face competition in the distillate fuel market from producers and suppliers of petroleum-based diesel fuel and in the biodiesel sub-market from other biodiesel producers, marketers and distributors. Our principal methods of competition are product quality, both biodiesel and Renewable Identification Number, or RIN, quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel, in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biodiesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill, Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial, sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses.

We also face competition from independent biodiesel producers. Unlike us, most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of our competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biodiesel traders such as Astra, Gavilon, Glencore, Tenaska and Traffigura. These trading companies have far greater financial resources than we do and are able to take significant biodiesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.

In the amended Renewable Fuel Standard, or RFS2, biomass-based diesel and the Canadian renewable fuel requirement markets, we are also in competition with producers of renewable diesel, such the Dynamic Fuels, LLC, the joint venture between Syntroleum Corporation and Tyson Foods, Inc. Renewable diesel, like biodiesel, is a petroleum-based diesel substitute made from renewable feedstocks. Renewable diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Some of the producers of renewable diesel, including future producers like Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International, may have greater financial resources than we do. In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels such as Brazilian sugarcane ethanol producers.

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

Renewable Fuel Standard

On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Historically, Renewable diesel has not been available in the United States in significant commercial quantities and thus, biodiesel has satisfied the vast majority of the RFS2 biomass-based diesel requirement. Based on recent announcements, an increased volume of renewable diesel is expected to come online in late 2013 and would be available to satisfy the RFS2 biomass-based diesel requirement in addition to biodiesel. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, requires 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts subject to EPA proposals and the Office of Management and Budget, or OMB, approval. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement. We expect RFS2 to create demand for biodiesel.

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

The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, biobutanol, cellulosic ethanol or sugarcane-based ethanol. The additional advanced biofuel requirement is 500 million gallons in 2012 and one billion gallons in 2013. Biodiesel comprises the vast majority of advanced biofuel produced in the United States. As such, we expect the RFS2 advanced biofuel requirement to increase demand for biodiesel.

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

The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and requires these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of RINs from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron and Shell, represent the majority of the total RVOs, with the remainder made up of smaller refiners and importers.

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

The value of RINs is significant to the price of biodiesel. In July 2010 when RFS2 became effective, biomass-based diesel RINs began trading at approximately $0.55 per RIN. By the end of 2010, the 2010 biomass-based diesel RIN value had become increasingly significant to the price of biodiesel, contributing approximately $1.11, or 26% of the average The Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel. As of December 31, 2011, RINs contributed approximately $1.83, or 38% of the average The Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel. During 2012, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel.

Blenders Tax Credit

The blenders tax credit provides a $1.00 per gallon excise tax credit to the first blender of biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders tax credit can then be credited against such blenders federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The blenders tax credit again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated retroactively for 2012 through December 31, 2013. The blenders tax credit is set to expire again on December 31, 2013 and it is uncertain whether it will be extended.

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

According to the U.S. Department of Energy, more than 40 states currently have implemented various programs that encourage the use of biodiesel through blending requirements as well as various tax incentives. Currently, Minnesota requires a B5 blend. Minnesota legislation also calls for future steps to increase blends to B10 and then B20, in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania and Washington have all adopted legislation requiring biodiesel blends beginning at B2 (and B5 in New Mexico) with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biodiesel blends in home heating oil. The City of New York has adopted legislation requiring biodiesel blends at a 2% rate for heating oil and the state of New York will debate adopting a state-wide requirement during 2013.

In addition, several states have adopted or are considering adopting a low carbon fuel standard, or LCFS, requiring a reduction in the amount of lifecycle carbon intensity in their transportation fuels. Biodiesel has lower carbon emissions than petroleum-based diesel and is thus expected to benefit from increased demand in states like California that have adopted LCFS. California’s LCFS calls for a reduction in greenhouse gas emissions from transportation fuels of 10% by 2020.

Although we believe that state requirements for the use of biofuels increase demand for our biodiesel within such states, they generally may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to states that have use requirements or tax incentive programs.

Environmental Matters

Our biofuel facilities, like other fuel and chemical production facilities, are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; ecological and natural resources; and the health and safety of our employees, contractors and the public. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each network facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to human health and the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and or facility shutdowns. However, we do not currently have any such proceedings either pending or threatened against our facilities. Furthermore, we do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.

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

We do transport and dispose of small quantities of hazardous materials from our on-site research and testing laboratories. The facilities in our network have been and may in the future be located on or adjacent to industrial property. There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies or private parties, we may be responsible under the Comprehensive Environmental Response Compensation and Liability Act or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs. We are not aware of any material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

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

History

Our predecessor, REG Biofuels, LLC, formerly named REG Biofuels Inc., which was formerly named Renewable Energy Group, Inc., was formed under the laws of the State of Delaware in August 2006 upon acquiring the assets and operations of the biodiesel division of West Central Cooperative, or West Central, and two of West Central’s affiliated companies, InterWest, L.C. and REG, LLC. Prior to February 26, 2010, the “Company,” “REG,” “we,” “us,” “our” and similar references refer to the business, results of operations and cash flows of REG Biofuels, Inc., formerly Renewable Energy Group, Inc., which is considered the accounting predecessor to Renewable Energy Group, Inc., formerly, REG Newco, Inc. After February 26, 2010, such references refer to the business, results of operations and cash flows of Renewable Energy Group, Inc., and its consolidated subsidiaries.

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

On October 26, 2012, the Company issued 900,000 shares of common stock and approximately $324,000 in cash in connection to the purchase of substantially all the assets of North Texas Bio Energy, LLC, or NTBE.

On November 16, 2012, the Company acquired substantially all the assets of BullDog Biodiesel, LLC, or BullDog, in exchange for approximately $1.3 million in cash and approximately $1.3 million of in-kind contribution.

Employees

As of December 31, 2012, we employed 279 full-time employees, including 207 in operations, procurement, logistics and technical, 20 in sales and marketing and 52 in administration. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.

Intellectual Property

We rely primarily on trade secret laws and contractual restrictions to protect our technology. As of December 31, 2012, we had five issued United States patents, two United States patent applications, including eighteen foreign patents and eighteen foreign patent applications. We also jointly own with Crown Iron Works Company thirteen issued foreign patents, one United States patent application and three pending foreign patent applications. In addition, we own one United States patent and jointly own with POS Pilot Plant Corporation of Saskatchewan, Canada one United States patent, which we acquired from SoyMor on July 12, 2011 as part of the SoyMor acquisition.

Customers

As of December 31, 2012, we had 328 customers, only one of which, Pilot Travel Centers LLC, or Pilot, accounted for 10% or more of our total revenues. Sales to Pilot for 2012 and 2011 were $363.4 million and $189.8 million, respectively, representing approximately 36% and 23%, respectively, of our total revenues.

Executive Officers of the Registrant

Daniel J. Oh, age 48, has served as our Chief Executive Officer and as a director since September 2011 and President since April 2009. Mr. Oh served as our Chief Operating Officer from June 2007 to September 2011, our Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at Agri Business Group, Inc., or ABG, an agribusiness management consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Member and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the United States Army, earning the rank of Major. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as a director for the Ames Economic Development Commission. Mr. Oh’s employment agreement with us provides that he will serve as a director.

Chad Stone, age 43, has served as our Chief Financial Officer since August 2009. Prior to joining us, he was a Director at Protiviti Inc., a global business consulting and internal audit firm, from October 2007 to May 2009. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and was a manager at Arthur Andersen from July 1992 to August 1997. He has been an executive Board Member of the Iowa Biodiesel Board since 2011. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.

Brad Albin, age 50, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General Manager for West Central, one of our predecessors from July 2006 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 23 years of experience in executive operations positions in multi-feedstock biodiesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin is currently the Past-President of the Iowa Renewable Fuels Association and was the President in 2012, as well as, Vice President in 2011. Mr. Albin holds a B.S. in chemistry from Eastern Illinois University.

David Elsenbast, age 51, has served as our Vice President, Supply Chain Management since April 2009. From August 2006 to April 2009, Mr. Elsenbast served as our Vice President, Procurement. Prior to joining us, Mr. Elsenbast served in the same role for West Central, since April 2006. Mr. Elsenbast has also served on the Board of the American Fats and Oils Association since October 2009. From 1990 to March 2006, Mr. Elsenbast served in various roles for Milk Specialties Company, an animal nutrition company, including Vice President of Business Development, Vice President of Operations and Purchasing and General Manager. Mr. Elsenbast has over 28 years in agricultural business development, supply chain management, operations, and purchasing. Mr. Elsenbast holds a B.S. in agricultural business from Iowa State University.

Gary Haer, age 59, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biodiesel sales in the United States. Mr. Haer has over 16 years of experience in the biodiesel industry. Mr. Haer is currently Chairman of the National Biodiesel Board’s Governing Board and has been elected to various officer positions during his tenure from 1998 to 2011. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.

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

The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for our biodiesel in 2011 and 2012 is directly attributable to the implementation of RFS2. In addition, we believe that biodiesel prices in 2011 and 2012 benefited significantly from RFS2.

There can be no assurance that Congress will not repeal, curtail or otherwise change, or that the EPA will not curtail or otherwise change the RFS2 program in a manner adverse to us. The petroleum industry is generally opposed to RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biodiesel failing to qualify as a required fuel would materially decrease the demand for and price of our biodiesel, which would materially and adversely harm our revenues and cash flows.

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

The EPA is required to determine the volume of biomass-based diesel that will be required each year beginning in 2013 based on the EPA’s consideration of a variety of factors, including biomass-based diesel production, consumption, and infrastructure issues, the likely impact of biomass-based diesel production and use in a variety of areas, including climate change, energy security, the agricultural sector, air quality, transportation fuel costs, job creation, and water quality, and other factors. RFS2 requires that the biomass-based diesel annual volume requirement be at least 1 billion gallons in each of those years. The biomass-based diesel volume requirement for 2013 is 1.28 billion gallons. As of the filing of this report, EPA has not proposed the 2014 requirement for biomass-based diesel. Once proposed by EPA, the Office of Management and Budget, or OMB, has to approve EPA’s proposal, based on the same factors outlined above. Extended delay in the proposal and/or final determination or a determination that the biomass-based diesel requirement would be equal to or less than the 1.28 billion gallons required for 2013 may reduce the demand for and price of our biodiesel, which would adversely harm our revenues and cash flows.

Our gross margins are dependent on the spread between biodiesel prices and feedstock costs.

Our gross margins depend on the spread between biodiesel prices and feedstock costs. Historically, the spread between biodiesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biodiesel, was $1.83 in 2008, $1.25 in 2009, $1.06 in 2010, $1.32 in 2011 and $1.26 in 2012 assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.61 per gallon in 2008, $0.39 in 2009, $0.25 per gallon in 2010, $0.89 in 2011 and $0.65 in 2012 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. For 2011 and 2012, approximately 83% and 84%, respectively, of our total feedstock usage was inedible animal fat, used cooking oil or inedible corn oil and 17% and 16%, respectively, was soybean oil, compared to approximately 91% for inedible animal fat, used cooking or inedible corn oil and 9% for soybean oil in 2010. We expect to see lower feedstock availability in 2013 as a result of recent drought conditions in the Midwest, which is expected to put upward pricing pressure on feedstock prices in the period described.

Biodiesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biodiesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biodiesel production costs. A lack of close correlation between production costs and biodiesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, including, but not limited to, a reduction in the value of RINs, such as the decrease that occurred in the last few months of 2012, would adversely affect our gross margins, cash flow and results of operations. For a detailed description of RINs, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.”

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

Since 2009, we have principally used inedible animal fats, used cooking oil and inedible corn oil as our feedstocks for the production of biodiesel. Our decision to shift to these feedstocks resulted from the reduction in profit caused by a significant increase in soybean oil prices, which rose from $0.1435 per pound in February 2001 to $0.7040 per pound in March 2008, and soybean oil having generally remained at high levels since that time. While prices for these alternative feedstocks can experience price volatility similar to soybean oil, their prices can also vary significantly from soybean oil based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biodiesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. The recent drought conditions experienced in the Midwest are expected to increase the cost of corn and other feedstocks, including animal fat. Historically, the price of animal fat has been affected by the amount of rendering volumes in the United States, as well as demand from other markets. As the cost of animal feed rises as a result of the drought in the Midwest, the price of animal products may also rise, thereby reducing demand and rendering volumes. If biodiesel production continues to increase in response to RFS2, we expect that more biodiesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices. Further, the markets for used cooking oil and inedible corn oil are in their nascent stages.

The market and supply for used cooking oil as a feedstock for biodiesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants. It is not generally available in quantities sufficient to cover all of our operations. Approximately half of U.S. ethanol plants have the equipment necessary to extract inedible corn oil that can be used in biodiesel production. There are a number of additional ethanol producers who have announced plans to install corn oil extraction equipment in their ethanol plants. If more ethanol plants do not acquire and utilize corn oil extraction equipment or if ethanol plants are idled, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biodiesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.

Loss of or reductions in tax incentives for biodiesel production or consumption would have a material adverse affect on our revenues and operating margins.

The biodiesel industry is also substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program was the federal blenders tax credit. The blenders tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The blenders tax credit expired again on December 31, 2011 and was again re-enacted on January 2, 2013, retroactively for all of 2012 and prospectively for 2013. There is no assurance that it will be reinstated when it expires at the end of 2013. Unlike RFS2, the blenders tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. The absence of and uncertainty around the blenders tax credit during 2012 materially curtailed demand for biodiesel and reduced margins. Although the blenders tax credit was reinstated for all of 2012, it was restated in January of 2013 and thus will be reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to extending the blenders tax credit beyond 2013 or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. With the blenders tax credit expiring on December 31, 2011, we believe that we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their renewable volume obligation, or RVO, for 2012 through RINs obtained in 2011. We believe the resulting buildup of biodiesel inventories reduced gallons sold in the first quarter of 2012. We may experience something similar with the blenders tax credit scheduled to expire again on December 31, 2013.

In addition, several states have enacted tax incentives for the use of biodiesel. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11. Like the federal blenders tax credit, the Illinois tax incentive program and the tax incentive programs of other state could be changed as a result of state budget considerations or otherwise. Reduction or elimination of such incentives could materially and adversely harm our revenues and profitability.

Risk management transactions could significantly increase our operating costs and working capital requirements and may not be effective.

In an attempt to partially offset the effects of volatile feedstock costs and biodiesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, and related commodities, such as heating oil and ultra-low sulfur diesel, or ULSD. The financial impact of such market positions will depend on commodity prices at the time that we are required to perform our obligations under these contracts. Risk management arrangements will also expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Further, our ability to reduce the risk of falling biodiesel prices and rising feedstock costs will be limited as currently there is no established futures market for biodiesel or the vast majority of our feedstocks, nor are fixed-price long-term contracts generally available. As a result, our results of operations and financial position may be adversely affected by increases in the price of feedstocks or decreases in the price of biodiesel that are not managed effectively. For example, we had losses of $4.6 million from risk management trading activity for the year ended December 31, 2012, compared to gains of $3.0 million from risk management trading for the year ended December 31, 2011, respectively. Our increased losses were largely due to a decrease in soybean oil prices in September 2012 and an increase in heating oil prices during the third quarter of 2012 which resulted in reduced market value of our derivative financial instruments related to fourth quarter biodiesel sales.

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

One customer, Pilot Travel Centers LLC, or Pilot, accounted for 36% and 23% of our total revenues in 2012 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2013. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biodiesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed.

Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our business is currently focused almost entirely on the production and sale of biodiesel, with glycerin and fatty acid sales and the operations of our Services segment representing only a small portion of revenues. Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biodiesel industry. For example, in 2009, the beginning of 2010, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

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

Our business depends on transportation services to deliver our products to our customers and to deliver raw materials to us. The costs of these transportation services are affected by the volatility in fuel prices, such as those caused by recent geopolitical and economic events. For example, in 2012, the market rates of leasing new rail cars nearly doubled as a result of increased demand to move domestically drilled crude oil from new supply fields in the upper Midwest to various refineries. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.

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

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biodiesel industry.

At December 31, 2012, our total long-term debt was $31.8 million. This includes consolidated long-term debt owed by our Variable Interest Entities, or VIEs, including 416 South Bell, LLC, or Bell, LLC. In December 2011, certain of our subsidiaries entered into a new revolving credit agreement with a bank group and Wells Fargo Capital Finance, LLC, which we refer to as the Wells Fargo Revolver. At December 31, 2012, there was no balance outstanding under our lines of credit, all of which we guarantee.

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

Our indebtedness could:

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

We have partially constructed or non-operational plants and planned plant upgrades that require capital that we may not be able to raise and an impairment could negatively impact our financial position, results of operations and future cash flows.

We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We expect it will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility to fulfill biodiesel contracts for customers in the Southwest. In order to complete construction or upgrade these facilities as planned, we will require additional capital. In November 2012, we acquired a biodiesel facility near Atlanta, Georgia that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. We also have various upgrades planned for our operating facilities, including the upgrades we are currently completing at our Albert Lea, Minnesota and New Boston, Texas facility. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to complete construction of the three partially constructed facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries. We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.

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

We are seeking opportunities to diversify our product lines, as a commercialization partner for companies engaged in the development of new advanced biofuels, by using our biorefinery platform to produce renewable chemicals from bio-mass feedstocks and by entering entirely new industries through acquisitions or otherwise. There is no assurance that new technologies capable of economically producing advanced biofuels will be developed, that the developers of these technologies will select us as their commercialization partner or that the terms of any such collaborative arrangement will be favorable to us. Further, the renewable chemicals market is underdeveloped. Any chemicals that we produce from renewable sources may not prove to be as effective as chemicals produced from petroleum or other sources and, regardless of their effectiveness, renewable chemicals may not be accepted in the chemical marketplace. Furthermore, we may not be able to acquire companies in different industries at attractive valuations or at all. These strategic initiatives will require significant funding and management attention, and if we are not successful in implementing them, our financial condition and results of operations may be harmed.

We may be obligated to redeem our Series B preferred stock beginning in 2015.

On June 30, 2015, each holder of the then-outstanding shares of Series B preferred stock may require that up to all of such holder’s shares of Series B preferred stock be redeemed by us out of funds lawfully available at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $74.9 million. In order to satisfy any redemption request, we may need to use limited cash resources on hand, be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our working capital, reduce the funds necessary to operate and grow our business, involve significant dilution to holders of our Common Stock or require the disposition of our key assets. If we are subject to a redemption request, it could have a material adverse effect on our financial condition, results of operations and cash flows, and cause the price of our Common Stock to decline.

Our business is subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of and demand for biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola, used cooking oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

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

In addition to the regulations mentioned above, we are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and evolving, requiring us to periodically update our compliance systems. For example, in 2008, we unintentionally generated duplicate RINs as a result of a change to the software we use to manage RIN generation. We voluntarily reported this violation to the EPA and followed EPA guidance in correcting the issue promptly. In 2011, we entered into an administrative settlement agreement with the EPA regarding this violation and paid a fine for this inadvertent violation. Any violation of these regulations by us, inadvertently or otherwise, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business. For a detailed description of RINs, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.”

In response to certain cases of RIN fraud whereby biodiesel producers were selling biomass-based diesel RINs without having produced the required renewable fuel, the EPA has recently instituted a quality assurance program for RIN compliance. Compliance with these or any new regulations or Obligated Party verification procedures could require significant expenditures to attain and maintain compliance. Failure to comply could result in the imposition of penalties, fines, restrictions on operations, loss of customers and remedial liabilities. These costs and liabilities may have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of any additional regulatory or customer requirements which may be adopted in the future, including whether any such regulations or verification procedures would significantly increase our cost of doing business or affect our operations in any area.

We are a holding company and there are limitations on our ability to receive dividends and distributions from our subsidiaries.

All of our principal assets, including our biodiesel production facilities, are owned by subsidiaries and some of these subsidiaries are subject to loan covenants that generally restrict them from paying dividends, making distributions or making loans to us or to any other subsidiary. These limitations will restrict our ability to repay indebtedness, finance capital projects or pay dividends to stockholders from our subsidiaries’ cash flows from operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2012 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.

Because biodiesel and some of its inputs and outputs are combustible and flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. In addition, our Houston facility, due to its coastal location, is vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations and all of our plants could incur damage from other natural disasters. A majority of our facilities are also located in the Midwest, which is subject to tornado activity. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, clean-up costs, liability for damages or injuries, legal expenses, and reconstruction expenses, which would seriously harm our results of operations and financial condition.

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

As of February 28, 2013, our five largest stockholders beneficially owned, in the aggregate, sufficient shares of our voting stock to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, subject to certain exceptions, two of our largest stockholders, USRG Holdco V, LLC, which together with its affiliates we refer to as USRG, and NGP Energy Technology Partners, L.P., will hold rights to each designate a member of our board of directors for the next two years. This concentration of ownership and contractual power over the appointment of directors could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

In the event we enter into new construction contracts, we may be exposed to a variety of risks that could affect our ability to realize profit.

While our construction services management business has had only limited external operations over the last three years, we intend to continue to pursue opportunities to provide these services. Substantially all of our revenues from our new facility construction services business have been derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we and our subcontractors successfully estimate our costs and then successfully control actual costs and avoid cost overruns. Further, we have historically subcontracted substantially all of our construction work to Todd & Sargent, Inc. and TSW, LLC on a time and materials, rather than fixed, basis. As a result, we have less control over the largest component of our plant construction costs and the risk of cost overruns generally falls on us rather than our subcontractors. If we or our subcontractors do not perform a contract within cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we initially expected. This, in turn, could negatively affect our cash flow, earnings and financial position. As we have acquired assets and begun consolidating the industry, our construction services management business has almost exclusively been focused on internal intercompany projects.

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

There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel. A reduction in RIN values, such as those experienced in the second half of 2012, may have a material adverse affect on our revenues and profits as such price decrease reduce the price we are able to charge for our biodiesel.

We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biodiesel business.

We operate in a very competitive environment. The biodiesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, LLC, Cargill, Inc. and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biodiesel and renewable diesel production. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.

In addition, petroleum companies and diesel retailers form the primary distribution networks for marketing biodiesel through blended petroleum-based diesel. If these companies increase their direct or indirect biodiesel and renewable diesel production, there will be less of a need to purchase biodiesel from independent biodiesel producers like us. Such a shift in the market would materially harm our operations, cash flows and financial position.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our revenues and profitability.

The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 240 million gallon per year plant in Singapore, a 240 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. Dynamic Fuels, LLC, has recently announced that their 75 million gallon per year renewable diesel plant in Geismar, Louisiana was producing near its reported capacity. Diamond Green Diesel, LLC has announced that it expects to complete construction of its 137 million gallon per year renewable diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business—Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.

In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be attached to these fuels. The EPA recently proposed regulations to amend the definition of “Home Heating Oil” under RFS2, which may expand the scope of fuels eligible to generate RINs. If the proposed rule is finalized, this could increase competition within heating oil markets by introducing fuels that could generate more RINs (i.e., cellulosic diesel) and or be more cost competitive than biodiesel utilized as heating oil.

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

According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, and 1.14 billion was produced in 2012, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and one billion gallon requirement for 2012. Should biodiesel production continue to remain above RFS2 required volumes, which is 1.28 billion for 2013, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 and 2012 exceeded the 2011 and 2012 RFS2 requirements, respectively, the demand for biodiesel in 2013 could be less than 2013 RFS2 required volumes. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2. The carry-over of gallons from 2012 may have some adverse effect on biodiesel demand in 2013.

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. According to the NBB, as of September 12, 2012, 2.7 billion gallons per year of biodiesel production capacity in the United States were registered under the RFS2 program by NBB members. In addition to this amount, several hundred more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 1.2 billion gallons of biomass-based diesel production was registered by foreign producers. Furthermore, plants under construction and expansion in the United States as of December 31 2011, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biodiesel gross margins, harming our revenues and profitability.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel blends imported into Europe, which have effectively eliminated our ability to sell those biodiesel blends in Europe.

In March 2009, as a response to the federal blenders tax credit, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated

European demand for 20% biodiesel blends, or B20, or higher imported from the United States. The European Commission has extended these tariffs through 2014. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.

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

Because biodiesel is a relatively new product, the environmental impacts associated with biodiesel production and uses have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biodiesel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception of biodiesel and acceptance of biodiesel as an alternative fuel, which also could result in the loss of political support.

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

Concerns about the performance of biodiesel could result in a decrease in customers and revenues and an unexpected increase in expenses. Biodiesel typically has a higher cloud point than petroleum-based diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and is the conventional indicator of a fuel’s potential for cold weather problems. The lower the cloud point, the better the fuel should perform in cold weather. According to an article published by Iowa State University Extension, the cloud point of biodiesel is typically between 30 °F and 60 °F, while the cloud point of the most common form of pure petroleum-based diesel fuel is typically less than 20 °F. It is our experience that when biodiesel is mixed with pure petroleum-based diesel to make a two percent biodiesel blend, the cloud point of the blended fuel can be 2 °F to 6 °F higher than petroleum-based diesel and the cloud point of a twenty percent biodiesel blend can be 15 °F to 35 °F higher than petroleum based diesel, depending on the individual cloud points of the biodiesel and petroleum-based diesel. Cold temperatures can therefore cause biodiesel blended fuel to become cloudy and eventually to gel when pure petroleum-based diesel would not, and this can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. The consequences of these higher cloud points may cause demand for biodiesel in northern and eastern United States markets to diminish during the colder months, which are the primary markets in which we currently operate.

The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which result in higher storage costs. This and other performance problems, including the possibility of particulate formation above the cloud point of a blend of biodiesel and petroleum-based diesel, may also result in increased expenses as we try to remedy these performance problems, including the costs of extra cold weather treatment additives. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for our biodiesel product, or the production capacity of our facilities will reduce our revenues and have an adverse effect on our cash flows and results of operations.

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

We may face competition from imported biodiesel and renewable diesel, which may reduce demand for biodiesel produced by us and cause our revenues to decline.

Biodiesel and renewable diesel produced in Canada, South America, Europe, Eastern Asia, the Pacific Rim, or other regions may be imported into the United States market to compete with United States produced biodiesel. These regions may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable diesel may be eligible and, therefore, may compete to meet the volumetric requirements for biomass-based diesel. This could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues.

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

•

changes in the political climate in the industry in which we operate, existing laws, regulations and policies applicable to our business and products, including RFS2, and the continuation or adoption or failure to continue or adopt renewable energy requirements and incentives, including the blenders tax credit;

•	other regulatory developments in our industry affecting us, our customers or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;

•	additions or departures of key management or other personnel;

•	litigation;

•	inadequate trading volume;

•	general market conditions in our industry; and

•	general economic and market conditions, including continued dislocations and downward pressure in the capital markets.

In addition, stock markets generally and from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may have material adverse effect on the market price of our Common Stock.

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

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of common stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, stockholders must look solely to appreciation of our Common Stock to realize a gain on their investment. This appreciation may not occur. Investors seeking cash dividends should not invest in our Common Stock.

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

COMPLETED FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biodiesel production	12
Newton, Iowa	Biodiesel production	30
Seabrook, Texas	Biodiesel production	35
Danville, Illinois	Biodiesel production	45
Seneca, Illinois	Biodiesel production	60
Albert Lea, Minnesota	Biodiesel production	30
New Boston, Texas	Biodiesel production	15
Ellenwood, Georgia	Biodiesel production	15

We are currently upgrading our New Boston facility and expect this facility to begin production in second quarter 2013. Our Ellenwood facility was idled by the previous owners prior to our acquisition and will remain so until repairs or upgrades are made. We have not yet set a production date for our Ellenwood facility.

The following table lists our partially constructed or idled biodiesel production facilities, the planned nameplate capacity and the approximate level of completion.

PARTIALLY CONSTRUCTED FACILITIES

Location	Use	Production Capacity (mmgy)	Approximate Completion Level
St. Rose, Louisiana	Biodiesel production	60	45%
Emporia, Kansas	Biodiesel production	60	20%
Clovis, New Mexico	Biodiesel production	15	50%

ITEM 3.	Legal Proceedings

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

Market For Our Common Equity

Our Common Stock began trading on the NASDAQ Global market on January 19, 2012. Prior to that time, there was no public market for our stock. The table below sets forth the high and low sales price of our Common Stock.

2012	High	Low
Fourth Quarter	$7.50	$4.28
Third Quarter	$9.00	$4.62
Second Quarter	$10.58	$6.11
First Quarter (from January 19, 2012)	$10.65	$8.56

Holders

As of February 28, 2013, there were approximately 2,116 holders of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2012, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,646,487	[1]	$10.51	[2]	2,513,513
Equity compensation plans not Approved by security holders	—		—		—
Total	1,646,487		$10.51		2,513,513

1	Includes stock options of 87,026, restricted stock units of 505,616 and stock appreciation rights of 1,053,845.
2	Restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.

Issuer Purchases of Equity Securities

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

Use of Proceeds

On January 24, 2012, we completed the initial public offering of shares of our common stock, in which 7,200,000 shares of common stock were sold at a price to the public of $10.00 per share, which included 342,860 shares of Common Stock from selling shareholders, for an aggregate offering price of $72 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-175627), which was declared effective by the SEC on January 18, 2012. The offering commenced as of January 18, 2012 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by UBS Investment Bank and Piper Jaffray as joint book-running managers for the offering, Stifel Nicolaus Weisel and Canaccord Genuity served as co-managers for the offering. The net proceeds from the initial public offering were approximately $59.9 million after deducting underwriting discounts and offering expenses payable by us. We used approximately $11 million of the net proceeds from the offering to exercise the option we hold to acquire the Seneca Facility. We intend to use the remainder of the net proceeds for working capital, capital expenditures related to improvements of production processes and logistics, and investments, including potential acquisitions, joint ventures and other collaborative arrangements, in new biofuel businesses, production technologies or other assets and in opportunities to extend our biorefinery platform to the production of renewable chemicals and feedstocks. We have no agreements with respect to any material investments at this time.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 36 and our financial statements and related notes included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2012 and 2011, and the selected consolidated statements of operations data for each year ended December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008, and the selected consolidated statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
Consolidated Statement of Operations Data:	2012	2011 (3)	2010 (1)	2009	2008 (2)
	(In thousands, except share and per share amounts)
Revenues:
Biodiesel sales	$1,006,471	$757,987	$207,902	$109,027	$69,509
Biodiesel government incentives	8,326	65,822	7,240	19,465	6,564

Total biodiesel	1,014,797	823,809	215,142	128,492	76,073
Services	237	222	1,313	3,009	9,379

Total revenues	1,015,034	824,031	216,455	131,501	85,452

Costs of goods sold:
Biodiesel	956,448	696,622	194,016	127,373	78,736
Services	263	198	807	1,177	4,470

Total costs of goods sold	956,711	696,820	194,823	128,550	83,206
Gross profit	58,323	127,211	21,632	2,951	2,246
Total operating expenses	42,422	34,479	29,681	24,144	24,208

Income (loss) from operations	15,901	92,732	(8,049)	(21,193)	(21,962)

Total other income (expense), net	7,812	(1,323)	(16,102)	(1,364)	(2,318)

Income (loss) before income tax benefit (expense) and income (loss) from equity investments	23,713	91,409	(24,151)	(22,557)	(24,280)
Income tax benefit (expense)	(1,454)	(2,482)	3,252	(45,212)	9,414
Income (loss) from equity investments	—	442	(689)	(1,089)	(1,013)

Net income (loss)	22,259	88,869	(21,588)	(68,858)	(15,879)

Less: Net (income) loss attributable to noncontrolling interests	—	—	—	7,953	2,788

Net income (loss) attributable to the company	22,259	88,869	(21,588)	(60,905)	(13,091)
Effects of recapitalization	39,107	—	8,521	—	—
Less: accretion of preferred stock to redemption value	(1,808)	(25,343)	(27,239)	(44,181)	(26,692)
Less: participating preferred dividends	(8,952)	(4,186)	—	—	—
Less: participating restricted stock units	(3,145)	(3,864)	—	—	—
Less: change in undistributed dividends allocated to preferred stockholders	(823)	(12,723)	(10,027)	(14,036)	(7,112)
Less: distributed dividends to preferred stockholders	(3,156)	—	—	—	—

Net income (loss) attributable to the company’s common stockholders	$43,482	$42,753	$(50,333)	$(119,122)	$(50,928)

Net income (loss) per share attributable to common stockholders:
Basic	$1.53	$3.14	$(4.28)	$(15.35)	$(7.67)

Diluted	$0.27	$3.14	$(4.28)	$(15.35)	$(7.67)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	28,381,676	13,607,840	11,770,840	7,762,891	6,637,422

Diluted	34,340,466	13,607,840	11,770,840	7,762,891	6,637,422

	Year Ended December 31,
	2012	2011 (1)	2010 (2)	2009	2008 (3)
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$495,784	$484,447	$369,643	$200,558	$251,984
Long-term obligations	31,806	73,079	61,024	25,749	41,251
Redeemable preferred stock	83,043	147,779	122,436	149,122	104,607

(1)	Reflects the acquisition of SoyMor as of July 12, 2011.

(2)	Reflects the deconsolidation of Blackhawk as of January 1, 2010, the acquisition of Blackhawk as of February 26, 2010, acquisition of CIE as of March 8, 2010, acquisition and consolidation of Seneca Landlord as of April 8, 2010, acquisition of Tellurian and ABDF as of July 16, 2010, and the acquisition of Clovis as of September 21, 2010.

(3)	Reflects the consolidation of Blackhawk as of May 9, 2008 and the acquisition of USBG as of June 26, 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning seven operating biodiesel production facilities with aggregate nameplate production capacity of 227 million gallons per year, or mmgy. We produce biodiesel primarily from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of our biodiesel is produced using higher cost virgin vegetable oils, such as soybean oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, or the Houston facility, a 45 mmgy facility in Danville, Illinois, a 30 mmgy facility in Newton, Iowa and a 30 mmgy biodiesel production facility in Albert Lea, Minnesota. In January 2012, we exercised our option to purchase a 60 mmgy facility in Seneca, Illinois that we previously operated under a lease. In October 2012, we completed our acquisition of North Texas Bio-Energy, LLC, or NTBE, a 15 mmgy facility in New Boston, Texas, which was idled at the time we purchased it and remains idled pending completion of certain upgrades expected to be completed in second quarter 2013. In November 2012, we completed our acquisition of Bulldog Biodiesel, LLC, or BullDog, a 15 mmgy facility near Atlanta, Georgia, that was idled at the time we purchased it and will remain so until certain repairs or upgrades are made. See “Note 5 – Acquisitions and Equity Transactions” in our consolidated financial statements for description of these transactions.

During 2012, we sold 188 million gallons, including 25 million gallons we purchased from third parties and resold. During 2011, we sold 150 million gallons of biodiesel, including 16 million gallons we purchased from third parties and resold and including six million gallons we manufactured for others.

Beginning in the second half of 2010, we and the biodiesel industry began to benefit from the implementation of the Renewable Fuel Standard, or RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders tax credit, which had expired as of December 31, 2009, was reinstated in December 2010 retroactively for all of 2010 and prospectively for 2011. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel increased significantly compared to the years prior to 2011. During 2010, prior to the effectiveness of RFS2 and the reinstatement of the blenders tax credit, our average price for B100 was $3.31 per gallon. During 2011, our average price per gallon of B100 was $5.23, or 58% higher than the average price in 2010, and we sold 150 million gallons of biodiesel, compared to 68 million gallons sold in all of 2010. During 2012, our average price per gallons of B100 was $4.60, or 39% higher than the average price in 2010 and 12% lower than the average price in 2011. In 2012, we sold 188 million gallons of biodiesel, an increase of 25% and 176% over 2011 and 2010 gallons sold, respectively.

We own three partially completed biodiesel production facilities. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal to fulfill biodiesel contracts for customers in the Southwest. We expect that the aggregate cost to complete construction and commence operations of these three facilities is in the range of approximately $130 to $140 million, excluding working capital. In November 2012, we acquired a 15 mmgy nameplate biodiesel production facility near Atlanta, Georgia that was idled prior to our acquisition and will remain so until certain repairs or upgrades are made. We plan to complete construction and upgrade of these facilities as financing becomes available, subject to market conditions.

On January 24, 2012, we completed an initial public offering, or IPO, of shares of Common Stock in which we sold 7.2 million shares at a price to the public of $10 per share, which included 0.3 million shares sold by selling shareholders. The IPO raised proceeds to us of $59.9 million after underwriting fees and offering costs. In connection with the IPO, we executed a 1-for-2.5 reverse stock-split of our Common Stock and our outstanding Series A Preferred Stock was converted into shares of Common Stock and Series B preferred stock.

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

•

a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which began production in August 2010, which we operated under a lease beginning in April 2010 and subsequently acquired in January 2012;

•	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;

•

a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas, since its acquisition in October 2012 that was idle prior to acquisition and remains idled pending completion of certain upgrades we expect to complete in second quarter 2013;

•	purchases and resale of biodiesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;

•	our production of biodiesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2011 and 2012, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

When we produce a gallon of biodiesel, we generate 1.5 Renewable Identification Numbers per gallon. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel. When we sell a gallon of biodiesel we generally attach 1.5 RINs. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RFS2 compliance. RINs may also be separated from the gallons of renewable fuel and once separated may be sold. In addition, we may acquire RINs from third parties and hold varying amounts of these RINs for separate sales to Obligated Parties. The value of these RINs acquired from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet and at the end of each accounting period, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period.

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

Historically, we provided facility operations management services to owners of biodiesel production facilities under management and operational services agreements, or MOSAs. During 2010, we ceased providing services to three of these facilities, acquired one and continued to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements. During 2011, we acquired the remaining facility to which we were providing limited services. Our Services segment has been focused internally on managing and upgrading our facilities.

Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009. We have, however, utilized our construction management expertise internally to upgrade three of our facilities during the last three years and we are currently in the process of a $20 million upgrade to our Albert Lea facility. We anticipate revenues derived from construction management services will be minimal in future periods.

Factors Influencing Our Results of Operations

The principal factors affecting our segments are the market prices for biodiesel and the feedstocks used to produce biodiesel, as well as governmental programs designed to create incentives for the production and use of biodiesel.

Governmental programs favoring biodiesel production and use

Biodiesel has historically been more expensive than petroleum-based diesel, excluding biodiesel incentives and credits. The biodiesel industry’s growth has largely been the result of federal and state programs that require or incentivize biodiesel, which allows biodiesel to compete with petroleum-based diesel on price.

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program requires the domestic use of one billion gallons of biodiesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement. Our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.

RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel were produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of the fact that the blenders tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders tax credit while it was still available. This 2011 overproduction had an impact on demand for biodiesel in 2012. The 2012 RFS2 requirement for biomass-based diesel was one billion gallons. The 2011 carry-over could be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 1.14 billion gallons of biomass-based diesel was produced during 2012, indicating that between the 2011 carry-over and 2012 year production, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons and create carryover towards the 2013 RVO.

The federal blenders tax credit provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2009, was reinstated on December 17, 2010, retroactively for 2010 and prospectively for 2011 and expired again on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 is estimated to result in a net benefit to us of approximately $58.0 million in the first half of 2013. The net benefit will increase our income before income taxes and equity investments by a similar amount. We will recognize the federal biodiesel blenders tax credit related to eligible 2012 gallons during the first quarter of 2013.

Biodiesel and feedstock price fluctuations

Our operating results generally reflect the relationship between the price of biodiesel, including credits and incentives, like RINs and the price of feedstocks used to produce biodiesel.

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been impacted by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters.

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.11, or 26%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2010 and $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011. In December 2012, the value of RINs, as reported by OPIS, contributed approximately $0.89, or 22%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2012, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to the low price of $0.42 per RIN in October, finishing the year at $0.64 per RIN on December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel during 2012.

This decrease in the value of RINs during 2012 resulted in a $19.6 million write-down to lower of cost or market on RIN inventory acquired from third parties that occurred throughout the year. See “Note 11 – Other Assets” to our consolidated financial statements.

During 2012, feedstock expense accounted for 86% of our costs of goods sold, while methanol and chemical catalysts expense accounted for 4% and 2% of our costs of goods sold, respectively.

Feedstocks for biodiesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biodiesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply and price for each feedstock:

Feedstock	Factors Influencing Supply and Price

Inedible Corn Oil	Export demand
Implementation of inedible corn oil separation systems into existing and new ethanol facilities
Extraction system yield
Ethanol production
Demand for inedible corn oil from other markets

Used Cooking Oil	Export demand
Population
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density
Eating habits, which can be impacted by the economy

Inedible Animal Fat	Export demand
Number of slaughter kills in the United States Demand for inedible animal fat from other markets

Soybean Oil	Export demand
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2012 and 2011, 84% and 83%, respectively, of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to December 2012, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2012 was $0.52 per pound, or $3.92 per gallon of biodiesel, compared to $0.55 per pound, or $4.13 per gallon of biodiesel, in 2011.

Over the period from January 2008 to December 2012, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2012 was $0.4133 per pound, or $3.31 per gallon of biodiesel, or $0.4567 per pound, or $3.65 per gallon of biodiesel, in 2011.

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

•	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (Based on 7.5 pounds per gallons).

(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (Based on 8.5 pounds per gallon).
(2)	Inedible corn oil prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (Based on 8.2 pounds per gallon).
(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (Based on 8.0 pounds per gallon).

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2009 to December 2012.

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

The 2012 drought in the Midwestern United States increased the cost of corn and soybeans and may increase the cost of biodiesel feedstocks in the future. Following the drought, there was a decrease in the price of animal fats, which may have been related to increases in slaughter rates, putting more supply on the market and decreased demand from the biodiesel industry. If the increased slaughter rates or increased cost of corn and soybeans reduces future slaughter rates, the price of animal fats may rise as supply decreases in the future. The impact of the drought on the prices of our feedstocks is uncertain, but the drought may increase the prices of some or all of our feedstocks as the market adjusts to higher commodity prices.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and biodiesel, including RINs, each of which is subject to fluctuations due to market factors. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.

Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biodiesel in 2011 and 2012. We utilize several varieties of inedible animal fat, such as beef tallow and choice white grease derived from pork and poultry fat. There is no established futures market for lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under a three-year agreement with West Central which expired on July 8, 2010 and was renewed October 1, 2012. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

Our ability to mitigate our risk of falling biodiesel and RIN prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biodiesel futures in the United States. Our efforts to hedge against falling biodiesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and heating oil. However, these products do not always experience the same price movements as biodiesel.

When we produce a gallon of biodiesel, we generate 1.5 biomass-based diesel RINs per gallon. We frequently acquire RINs from third parties which we hold in inventory for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs without the use of futures contracts, swaps and options. We enter into forward contracts to sell RINs and we use risk management position limits to monitor RINs.

As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biodiesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period when the purchase or sale of feedstocks or biodiesel has not yet occurred and thus the offsetting gain or loss will be recognized in a later accounting period.

We incurred risk management losses of $4.6 million from our derivative financial instrument trading activity for the year ended December 31, 2012, respectively, compared to risk management gains of $3.0 million for the year ended December 31, 2011, respectively. Changes in the value of these futures or options instruments are recognized in current income or loss. Over the year 2012, risk management losses have represented an expense of $0.03 per gallon sold. Over the last three years, risk management losses have represented an expense of $0.02 per gallon sold.

Seasonality

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to compensate for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping increases as more biodiesel is transported to warmer climate states.

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011 and 2012 in excess of RFS2 volume requirements put downward pressure on our margins for biodiesel, negatively affecting our profitability. In addition, because the level of production in 2011 and 2012 exceeded the RFS2 biomass-based diesel requirements, the demand for biodiesel in 2013 could be less than 2013 RFS2 required volumes of 1.28 billion gallons of biomass-based diesel. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for 2013 with gallons used in 2012, meaning that 2012 gallons could potentially be used to satisfy 256 million gallons of the 1.28 billion gallon requirement for 2013.

Components of Revenues and Expenses

We derive revenues in our Biodiesel segment from the following sources:

•	sales of biodiesel produced at our wholly-owned facilities, including RINs, transportation, storage and insurance costs to the extent paid for by our customers;

•	fees from toll manufacturing arrangements at our facilities for third parties;

•	revenues from our sale of biodiesel and RINs produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biodiesel, RINs acquired from third parties, and raw material feedstocks acquired from others;

•	sales of glycerin, other co-products of the biodiesel production process; and

•

incentive payments from federal and state governments, including the federal biodiesel blenders tax credit, which we receive directly when we sell our biodiesel blended with petroleum-based diesel, primarily as B99.9, a less than one percent petroleum-based diesel mix with biodiesel, rather than in pure form, or B100, as well as, from the USDA Advanced Biofuel Program.

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

•

with respect to finished goods and RINs acquired from third parties, the purchase price of biodiesel and RINs on the spot market or under contract, and related expenses for transportation, storage, insurance, labor and other indirect expenses;

•	adjustments made to reflect the lower of cost or market values of our finished goods inventory, including RINs acquired from third parties, and

•	changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products.

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

Accounting for Investments

We use the equity method of accounting to account for the operating results of entities over which we have significant influence. Significant influence may be reflected by factors such as our ownership percentage, our significant operational influence due to our management of biodiesel operations at a third party owned facility and participation by one of our employees on the facility’s board of directors. Prior to our acquisition of SoyMor on July 12, 2011, we accounted for our approximately 9% ownership interest in SoyMor under the equity method due to our ownership interest, MOSA and board seat. In the past we used this method to account for our interests in other entities where we had a significant management role under a MOSA and had board participation. We acquired substantially all of the assets of SoyMor in July 2011; therefore, beginning on the date of acquisition we are no longer accounting for our interest under the equity method, and the operations of SoyMor, like all of our other wholly-owned subsidiaries are consolidated in our consolidated financial statements. Until it was consolidated on January 1, 2011, we used the equity method of accounting to account for the operating results of 416 South Bell, LLC, or Bell, LLC, which owns our headquarters building. We own 50% of Bell, LLC and one of our employees is a member of Bell, LLC’s board of managers. Under the equity method, we recognized our proportionate share of the net income (loss) of each entity in the line item “Income (loss) from equity investments.” See “Note 6—Variable Interest Entities” to our consolidated financial statements for a description of the consolidation.

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

For additional information with regard to prior accounting treatment for now acquired investments including Blackhawk and CIE, please see “Note 5 – Acquisitions and Equity Transactions” and “Note 6 – Variable Interest Entities” to our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, amended its guidance on accounting for variable interest entities, or VIEs. As of January 1, 2010, we evaluated each investment and determined we do not hold a controlling interest in any of our investments in third party owned plants that would empower us to direct the activities that most significantly impact economic performance. As a result, we are not the primary beneficiary and do not consolidate these VIE’s. See “Note 6—Variable Interest Entities” to our consolidated financial statements for more information.

On April 8, 2010, we determined that Landlord was a VIE and it was consolidated into our financial statements as we are the primary beneficiary. See “Note 6—Variable Interest Entities” to our consolidated financial statements for a description of the transaction. We had a put/call option with Seneca Holdco, LLC, or Seneca Holdco, to purchase Landlord and leased the plant during 2011 and 2010 for production of biodiesel, both of which represent a variable interest in Landlord that was significant to the VIE. Although we did not have an ownership interest in Seneca Holdco, it was determined that we were the primary beneficiary due to the related party nature of the entities involved, our ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gave us the majority of the benefit from the use of Landlord’s assets. On January 24, 2012, we executed the call option and acquired the Seneca Facility. For additional information about the acquisition please see “Note 5 – Acquisitions and Equity Transactions” to our consolidated financial statements.

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

•	resale of finished biodiesel, including RINs and raw material feedstocks acquired from others;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees from construction, operations and project management; and

•	fees received for the marketing and sales of biodiesel produced by third parties.

Biodiesel sales, including RINs and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

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

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the blender’s tax credit. For a discussion of the blender’s tax credit, see the section entitled “Risk factors—Loss or reductions of tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins” and “—Factors Influencing Our Results of Operations—Governmental programs favoring biodiesel production and use.” In connection with the blender’s tax credit, we file a claim with the Internal Revenue Service, or IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. During 2011, we have collected these claims in approximately 20 days on average from the time we file and we currently have no filed claims older than one month. Other than routine audits of these claims, we have had no denials or challenges of our claims and no issues with collectability. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated credit for 2012. The collection process relating to qualifying 2012 blenders credit tax credit will be slightly different than in previous years, where we will file a claim with the IRS for a refund of excise taxes for fourth quarter 2012 activity and then file for the remaining refund related to the first three quarters of 2012 with the federal income tax return. The retroactive credit for 2012 is estimated to result in a net benefit to us of approximately $58.0 million in the first half of 2013. The net benefit will increase our income before income taxes and equity investments by a similar amount. We will recognize the federal biodiesel blenders tax credit for the gallons we blended in 2012 during the first quarter of 2013 as the law was signed on January 2, 2013. In connection with the USDA Program, funds are allocated to the Company based on our proportionate eligible biofuels production and available funds under the USDA Program. Due to the uncertainty of the amounts to be received, we do not record amounts until we have received notification from the USDA or are in receipt of the funds.

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

In the past, we have acted as a sales agent for certain third parties under our MOSAs, thus we recognized revenues on a net basis in accordance with ASC Topic 605-45, “Revenue Recognition.” We included the fees earned under the MOSAs in revenue. All of our third party MOSAs have expired or were terminated during 2010.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles. We review long-lived assets, including property, plant and equipment and definite-lived intangible assets for impairment in accordance with ASC Topic 360-10, “Property, Plant, and Equipment,” or ASC Topic 360-10. Asset impairment charges are recorded for long-lived assets and intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset.

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

We estimated the future cash flows from the facilities under construction utilizing the following significant assumptions:

Costs to complete: The remaining costs to complete the plant construction were developed by management, using historical and plant-specific knowledge and external estimates. Management’s estimate of costs included those required to finish the general structure of each facility, as well as furnish it with the appropriate equipment necessary to produce biodiesel. There has not been an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group). There can be no assurance actual costs to complete or upgrade these facilities will be consistent with these estimates.

Gallons sold: We estimated the aggregate gallons to be produced and sold based upon nameplate capacity of the plants under construction coupled with historical operating rates for our existing plants.

Gross margin per gallon: We have estimated rising sales prices and costs after 2012. This annual increase is a consequence of anticipated increased demand for biodiesel, market trends expected for the energy industry and normal inflationary pressures. Biodiesel sales prices were estimated using the expected prices for biodiesel, RINs and co-products. When building the estimate for future prices, we weighed historical evidence, CBOT and NYMEX future prices and industry forecasts. To develop the estimated feedstock prices, we utilized soybean oil as a base coupled with a spread to soybean oil for all other feedstocks based on historical experience and expected future price changes.

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

Total asset impairment charges of $7.5 million were recorded for the year ended December 31, 2010. There were no asset impairment charges for the years ended December 31, 2012 or 2011.

Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.

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

The annual impairment tests as of July 31, 2012 determined that the fair value at each of the reporting units exceeded its value by over 45% margins. No impairment of goodwill was recorded in 2012, 2011 or 2010. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.

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

Income taxes. We evaluate our deferred tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance offsetting our deferred tax assets. In fiscal 2011, due to the significant increase in profitability, we were able to utilize net operating loss carry-forwards to significantly offset the taxable income, resulting in a significant reduction of the valuation allowances. Due to our positive earnings through fiscal 2012, and the absence of any significant negative evidence to the contrary, we have concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $7.3 million, which is included in our net income tax benefit for the year.

We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

Consolidations. On April 8, 2010, we determined that Landlord was a VIE and consolidated it into our financial statements as we are the primary beneficiary (ASC Topic 810). We had a put/call option with Seneca Holdco to purchase Landlord and we leased the plant for production of biodiesel as of December 31, 2011, both of which represent a variable interest in Landlord that are significant to the VIE. Although we did not have an ownership interest in Seneca Holdco, we determined that we were the primary beneficiary because the equity owners are our stockholders; our ability to direct the activities that most significantly impacted Landlord’s economic performance; and, the design of the leasing arrangement that ultimately gave us the majority of the benefit from the use of Landlord’s assets. We elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by and those liabilities were obligations of Landlord, which we consolidated as the primary beneficiary. On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the acquisition.

During 2007, we invested, through a wholly-owned subsidiary, in Bell, LLC, a VIE joint venture, whereby we own 50% of the outstanding units. Commencing January 1, 2011, we have the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we determined we were the primary beneficiary of Bell, LLC and consolidated Bell, LLC into our financial statements in accordance with ASC Topic 810. See “Note 6—Variable Interest Entities” to our consolidated financial statements for a description of the consolidation.

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

We determined that the conversion feature of Series A Preferred Stock was an embedded derivative because the redemption feature allowed the holder to redeem Series A Preferred Stock for cash at a price which could vary based on the fair market value of the Series A Preferred Stock, which effectively provided the holders of the Series A Preferred Stock with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option were bifurcated and accounted for separately because the economic characteristics of this conversion option were not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which was considered more akin to a debt instrument than equity.

Upon issuance of Series A Preferred Stock, we recorded a liability representing the estimated fair value of the right of holders of the Series A Preferred Stock to receive the fair market value of the common stock issuable upon conversion of the Series A Preferred Stock on the redemption date. This liability was adjusted each quarter based on changes in the estimated fair value of such right, and a corresponding income or expense was recorded in change in fair value of the preferred stock conversion feature embedded derivatives in our statements of operations.

We used the option pricing method to value the embedded derivative. We used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in the Series A Preferred Stock. The Black-Scholes options pricing model requires the development and use of highly subjective assumptions. These assumptions include the expected volatility of the value of our equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of our equity. The expected volatility of our equity was estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as us. The expected term of the conversion option was based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate is based on the yield on United States Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of our equity is discussed below in the “Valuation of the Company’s Equity.”

The significant assumptions utilized in our valuation of the embedded derivative are as follows:

	January 24,	December 31,	December 31,	February 26,
	2012	2011	2010	2010
Expected volatility	40.00%	40.00%	40.00%	40.00%
Risk-free rate	2.80%	2.60%	4.10%	4.40%

The estimated fair values of the conversion feature embedded in the Series A Preferred Stock was recorded as a derivative liability. The derivative liability was adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of Series A Preferred Stock embedded derivative. The impact of the change in the value of the embedded derivative was not included in the determination of taxable income.

Valuation of Seneca Holdco, LLC Liability. On January 24, 2012, we acquired the Seneca Facility pursuant to the exercise of its call option and the Seneca Holdco liability no longer exists. See “Note 5 – Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the transaction.

In connection with the agreements under which we leased the Seneca facility (See “Note 6—Variable Interest Entities” to our consolidated financial statements), we had the option to purchase, or Call Option, and Seneca Holdco had the option to require us to purchase, or Put Option, the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. We valued the amounts financed by Seneca Holdco, the Put Option and the Call Option using an option pricing model. The fair values of the Put Option and the Call Option were estimated using an option pricing model, and represent the probability weighted present value of the gain that is realized upon exercise of each option. The option pricing model requires the development and use of highly subjective assumptions. These assumptions include (i) the value of our equity, (ii) expectations regarding future changes in the value of our equity, (iii) expectations about the probability of either option being exercised, including the our ability to list our securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. We considered current public equity markets, relevant regulatory issues, biodiesel industry conditions and our position within the industry when estimating the probability that we will raise additional capital. Differences in the estimated probability and timing of this event along with current available working capital may significantly impact the fair value assigned to the Seneca Holdco, LLC liability as we determined it was not likely that the Put Option will become exercisable in the absence of this event.

The significant assumptions utilized in our valuation of the Seneca Holdco, LLC liability were as follows:

	December 31,	December 31,	April 9,
	2011	2010	2010
Expected volatility	50.00%	50.00%	50.00%
Risk-free rate	2.60%	2.45%	3.36%
Probability of IPO	100.00%	70.00%	60.00%

Preferred Stock Accretion. Beginning October 1, 2007, we determined that there was a more than remote likelihood that our then outstanding preferred stock would become redeemable; therefore, commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which restricted our ability to execute a qualified public offering, our historical operating results and the volatility in the biodiesel and renewable fuels industries which have resulted in lower projected profitability. Prior to October 1, 2007, we had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, “Classification and Measurement of Redeemable Securities,” or ASC Topic 480-10-S99.

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

Accretion of $1.8, $25.3 and $27.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

On January 24, 2012, in connection with our IPO, the Series A Preferred Stock was converted into a combination of shares of Series B preferred stock and Class A Common Stock. Accretion of the Series A Preferred Stock was terminated at the time of the conversion. We recorded the Series B preferred stock at fair value, which was a premium over its redemption value; therefore, no accretion is recorded for the Series B preferred stock.

Valuation of the Company’s Equity. Since quoted market prices for our securities were not available prior to the commencement of trading of our Common Stock on the NASDAQ Global Market on January 19, 2012, we estimated the fair value of our equity based on the best information available at the time of the valuation.

Stock based compensation. We maintain a stock-based compensation program for employees and directors under the Amended and Restated 2009 Stock Incentive Plan, or our 2009 Plan. The 2009 Plan replaced our 2006 Stock Option Plan. Eligible award recipients are employees, non-employee directors and advisors. We account for stock-based compensation in accordance with ASC Topic 718, “Stock Compensation”. Compensation expense was recorded for stock options, restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for service. The total compensation cost was measured at the grant-date fair value of the award.

Results of Operations

Fiscal year ended December 31, 2012 and December 31, 2011

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended
	December 31,
	2012	2011
Revenues
Biodiesel	$1,006,471	$757,987
Biodiesel government incentives	8,326	65,822

Total biodiesel	1,014,797	823,809
Services	237	222

Total	1,015,034	824,031
Costs of goods sold
Biodiesel	956,448	696,622
Services	263	198

Total	956,711	696,820

Gross profit	58,323	127,211
Selling, general and administrative expenses	42,422	34,479

Income from operations	15,901	92,732
Other income (expense), net	7,812	(1,323)
Income tax expense	(1,454)	(2,982)
Income from equity investments	—	442

Net income attributable to REG	22,259	88,869
Effects of recapitalization	39,107	—
Accretion of preferred stock to redemption value	(1,808)	(25,343)
Change in undistributed dividends allocated to preferred stockholders	(823)	(12,723)
Distributed dividends to preferred stockholders	(3,156)	—
Effects of participating preferred stock	(8,952)	(4,186)
Effects of participating share-based awards	(3,145)	(3,864)

Net income (loss) attributable to the Company’s common stockholders	$43,482	$42,753

Revenues. Our total revenues increased $191.0 million, or 23%, to $1,015.0 million for the year ended December 31, 2012, from $824.0 million for the year ended December 31, 2011. This increase was primarily due to an increase in gallons sold as follows:

Biodiesel. Biodiesel revenues including government incentives increased $191.0 million, or 23%, to $1,014.8 million during the year ended December 31, 2012, from $823.8 million for the year ended December 31, 2011. This increase in biodiesel revenues was due to an increase in gallons sold. Due to lower RIN and energy prices in 2012, our average B100 sales price per gallon decreased $0.63, or 12%, to $4.60 during the year ended December 31, 2012, compared to $5.23 during the year ended December 31, 2011. The decrease in average sales price from 2011 to 2012 contributed to a $90.8 million revenue decrease when applied to the number of gallons sold during 2011. Gallons sold, excluding tolled gallons, increased 44.2 million, or 31%, to 188.4 million during the year ended December 31, 2012, compared to 144.2 million during the year ended December 31, 2011. The increase in gallons for the year ended December 31, 2012 accounted for a revenue increase of $203.3 million using pricing for the year 2012. We did not toll manufacture any gallons in 2012 for others, compared to 2011 when we tolled 5.6 million gallons at the REG Houston facility. This increase in gallons sold reflects increased production capacity at our Seneca facility and the Albert Lea facility. The $57.5 million decrease in biodiesel government incentives for the year ended December 31, 2012 was due to the blenders tax credit expiring on December 31, 2011. The credit was reinstated on January 2, 2013 retroactively for 2012 through December 31, 2013.

Services. Services revenues remained unchanged from the prior year. Service revenues were $0.2 million for the year ended December 31, 2012 and 2011. This was due to our decision to cancel our remaining MOSAs during 2010.

Costs of goods sold. Our costs of goods sold increased $259.9 million, or 37%, to $956.7 million for the year ended December 31, 2012, from $696.8 million for the year ended December 31, 2011. This increase was primarily due to costs associated with the increase in gallons sold in the 2012 period as follows:

Biodiesel. Biodiesel costs of goods sold increased $259.8 million, or 37%, to $956.4 for the year ended December 31, 2012, compared to $696.6 million for the year ended December 31, 2011. The increase in biodiesel costs of goods sold is primarily the result of the additional gallons sold in the 2012 period partially offset by slightly lower feedstock prices in 2012 as compared to 2011. Average lower cost feedstocks prices for the year ended December 31, 2012 was $0.43 per pound, compared to $0.47 per pound for the year ended December 31, 2011. Soybean oil costs for the year ended December 31, 2012 was $0.55 per pound, and was $0.58 per pound for the year ended December 31, 2011. We had losses of $4.6 million from risk management trading activity for the year ended December 31, 2012, compared to gains of $3.0 million from risk management trading for the year ended December 31, 2011, respectively. Our increased losses were largely due to a decrease in soybean oil prices in September 2012 and an increase in heating oil prices during the third quarter of 2012 which resulted in reduced market value of our derivative financial instruments related to fourth quarter biodiesel sales. In addition, the decrease in the value of RINs during 2012 resulted in a $19.6 million write-down to lower of cost or market on RIN inventory held throughout the year.

Services. Costs of services increased $0.1 million to $0.3 million for the year ended December 31, 2012, from $0.2 million for the year ended December 31, 2011. Costs incurred to perform services under the MOSAs decreased due to our decision to cancel the MOSAs during 2010.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $42.4 million for the year ended December 31, 2012, compared to $34.5 million for the year ended December 31, 2011. SG&A expenses increased $7.9 million, or 23%, for the year ended December 31, 2012. The increase was primarily related to the additional non-cash stock compensation expense of $13.1 million for the year ended December 31, 2012, compared to $5.9 million for the year ended December 31, 2011. We also incurred a $0.5 million increase in insurance expense, a $0.4 million increase in advertising and an increase of $0.4 million related to computer expenses. This increase was offset by a $0.8 million decrease in the provision for bad debt expense and a decrease of $0.9 million in professional fee expense. During 2012 and 2011, we accrued $1.6 million and $3.6 million, respectively in expense related to the annual incentive plan based upon achievement of certain operating and financial results for the respective years.

Other income (expense), net. Other income was $7.8 million for the year ended December 31, 2012 compared to other expense of $1.3 million for the year ended December 31, 2011. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $12.0 million of income for the year ended December 31, 2012 and $7.9 million of income for the year ended December 31, 2011. The change in fair value of the Seneca Holdco liability was $0.3 million of revenue for the year ended December 31, 2012 and was $2.1 million of expense for the year ended December 31, 2011. Interest expense decreased $3.4 million to $4.7 million for the year ended December 31, 2012, from $8.1 million for the year ended December 31, 2011. This decrease was primarily attributable to a decrease in the amortization expense associated with debt financing fees taken during the 2012 year compared to 2011, as well as the decrease in term debt for the same period.

Income tax benefit (expense). There was income tax expense recorded during the year ended December 31, 2012 of $1.5 million, compared to an income tax expense of $3.0 million for the year ended December 31, 2011. During 2010, deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance recorded after finalization of the Blackhawk and CIE purchase accounting transactions resulted in an income tax benefit for the year ended December 31, 2010. During the third quarter 2011, we revised our forecasted taxable income for year end and projected we would incur an income tax liability for the twelve-months ending December 31, 2011. The forecasted income tax liability results from a significant increase in taxable income, as well as, limitations on our ability to utilize our entire carry-forward net operating losses in 2011. At December 31, 2012, we had net deferred income tax assets of approximately $3.5 million with a valuation allowance of $0 million, partially offset by an accrued liability of $1.9 million for uncertain tax benefits. We have an income tax receivable of $4.7 million as of December 31, 2012.

Income (loss) from equity investments. There was no gain or loss from equity investments during 2012 compared to a gain of $0.4 million for the year ended December 31, 2011. The change is due to the change of investments from equity method to cost method during the last half of 2010 coupled with a gain of $0.7 from our investment in SoyMor biodiesel when we purchased the assets of SoyMor during July 2011.

Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $39.1 million. To account for the exchange of Series A preferred stock for the newly issued Series B preferred stock and common stock, we compared the fair value of the Series B preferred stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred stock that were redeemed over the fair value of the Series B preferred stock and common shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $1.8 million for the year ended December 31, 2012, compared to $25.3 million for the year ended December 31, 2011 associated with the Series A Preferred Stock that was terminated upon completion of the IPO. During January 2012, as part of our IPO and the conversion of the Series A Preferred Stock to Series B preferred stock, the accretion of the Series A Preferred Stock was terminated and we determined that no accretion was deemed necessary on the newly issued Series B preferred stock. See “Note 4 – Redeemable Preferred Stock” in our consolidated financial statements for a description of the transaction.

Change in undistributed dividends. Undistributed preferred stock dividends were $0.8 million and $12.7 million for the years ended December 31, 2012 and 2011, respectively. During January 2012, the Series A Preferred Stock converted to Series B preferred stock as part of our IPO. All previous undistributed dividends were cancelled as part of the conversion. The new Series B preferred stock agreement requires us to pay dividends on a semi-annual basis.

Distributed dividends. Distributed preferred stock dividends were $3.2 million and $0 million for the years ended December 31, 2012 and 2011, respectively. Based upon the terms of the Series B preferred stockholders, we are required to pay dividends to stockholders on a semi-annual basis. The dividends were paid in June 2012 and December 2012.

Effects of participating preferred stock. Effects of participating preferred stock was $9.0 and $4.2 million for the years ended December 31, 2012 and 2011, respectively. During the fourth quarter 2011 and the year ended December 31, 2012, we had participation of preferred stockholders in net income attributable to REG.

Effects of participating share-based awards. Effects of participating restricted stock units was $3.1 and $3.9 million for the years ended December 31, 2012 and 2011, respectively. During the fourth quarter 2011 and the year ended December 31, 2012, we had participation of restricted stock units in net income attributable to REG.

Fiscal year ended December 31, 2011 and December 31, 2010

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended
	December 31,
	2011	2010
Revenues
Biodiesel	$757,987	$207,902
Biodiesel government incentives	65,822	7,240

Total biodiesel	823,809	215,142
Services	222	1,313

Total	824,031	216,455
Costs of goods sold
Biodiesel	696,622	194,016
Services	198	807

Total	696,820	194,823

Gross profit	127,211	21,632
Selling, general and administrative expenses	34,479	22,187
Impairment of assets	—	7,494

Income (loss) from operations	92,732	(8,049)
Other income (expense), net	(1,323)	(16,102)
Income tax benefit (expense)	(2,982)	3,252
Income (loss) from equity investments	442	(689)

Net income (loss) attributable to REG	88,869	(21,588)
Effects of recapitalization	—	8,521
Accretion of preferred stock to redemption value	(25,343)	(27,239)
Change in undistributed dividends allocated to preferred stockholders	(12,723)	(10,027)
Distributed dividends to preferred stockholders	—	—
Effects of participating preferred stock	(4,186)	—
Effects of participating share-based awards	(3,864)	—

Net income (loss) attributable to the Company’s common stockholders	$42,753	$(50,333)

Revenues. Our total revenues increased $607.6 million, or 281%, to $824.0 million for the year ended December 31, 2011, from $216.5 million for the year ended December 31, 2010. This increase was due to an increase in biodiesel revenues as follows:

Biodiesel. Biodiesel revenues including government incentives increased $608.7 million, or 283%, to $823.8 million during the year ended December 31, 2011, from $215.1 million for the year ended December 31, 2010. This increase in biodiesel revenues was due to an increase in both gallons sold and selling price. Due to higher RIN and energy prices in 2011, our average B100 sales price per gallon increased $1.92, or 58%, to $5.23 during the year ended December 31, 2011, compared to $3.31 during the year ended December 31, 2010. The increase in sales price from 2010 to 2011 contributed to a $114.2 million revenue increase when applied to the number of gallons sold during 2010. Gallons sold, excluding tolled gallons, increased 84.7 million, or 142%, to 144.2 million during the year ended December 31, 2011 compared to 59.5 million during the year ended December 31, 2010. The increase in gallons for the year ended December 31, 2011 accounted for a revenue increase of $411.6 million using pricing for the year 2011. We tolled 5.6 million gallons and 7.5 million gallons at the REG Houston facility for the year ended December 31, 2011 and 2010, respectively. This increase in gallons sold reflects stronger market demand primarily as a result of RFS2. In response to this demand our Ralston, Newton, Danville and Seneca facilities produced biodiesel through the year of 2011, including REG Albert Lea commencing operations during third quarter 2011. The $58.6 million increase in biodiesel government incentives for the year ended December 31, 2011 was due to the blenders tax credit expiring on December 31, 2009 and it’s reinstatement on December 17, 2010 retroactively for 2010 through December 31, 2011.

Services. Services revenues decreased $1.1 million, or 85%, to $0.2 million for the year ended December 31, 2011, from $1.3 million for the year ended December 31, 2010. This decrease was due to our decision to cancel our remaining MOSAs during 2010.

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

Other income (expense), net. Other expense was $1.3 million for the year ended December 31, 2011 compared to $16.1 million for the year ended December 31, 2010. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $7.9 million of income for the year ended December 31, 2011, and $8.2 million of expense for the year ended December 31, 2010. The change in fair value of the Seneca Holdco liability was $2.1 million of expense for the year ended December 31, 2011, and was $4.2 million of expense for the year ended December 31, 2010. Interest expense increased $3.2 million to $8.1 million for the year ended December 31, 2011, from $4.9 million for the year ended December 31, 2010. This increase was primarily attributable to the debt related to the consolidation of Landlord during 2010, new borrowings on the WestLB Revolver, new borrowing on the USRG term loan and the amortization of deferred financing fees.

Income tax benefit (expense). There was income tax expense recorded during the year ended December 31, 2011 of $3.0 million, compared to an income tax benefit of $3.3 million for the year ended December 31, 2010.

Deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance recorded after finalization of the Blackhawk and CIE purchase accounting transactions resulted in an income tax benefit for the year ended December 31, 2010. During the third quarter 2011, we revised our forecasted taxable income for the current year end and projected we would incur an income tax liability for the twelve-months ending December 31, 2011. The forecasted income tax liability results from a significant increase in taxable income, as well as, limitations on our ability to utilize our entire carry-forward net operating losses in 2011. At December 31, 2011, we had net deferred income tax assets of approximately $13.8 million with a valuation allowance of $7.3 million, which resulted in a net deferred tax asset of $6.5 million and was partially offset by an accrued liability of $1.5 million for uncertain tax benefits. We have an income tax liability of $0.6 million as of December 31, 2011.

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

Change in undistributed dividends. Undistributed preferred stock dividends were $12.7 million and $10.0 million for the years ended December 31, 2011 and 2010, respectively. During the first quarter of 2010, we had undistributed dividends of the previously issued Holdco preferred stock prior to the Biofuels Merger on February 26, 2010. All prior undistributed dividends were cancelled as part of the merger agreement.

Effects of participating preferred stock. Effects of participating preferred stock was $4.2 million for the year ended December 31, 2011 and no related participating amounts during 2010. During the fourth quarter 2011, we had participation of preferred stockholders in net income attributable to REG in accordance with the two-class method for participating securities.

Effects of participating share-based awards. Effects of participating restricted stock units was $3.9 million for the year ended December 31, 2011 and no related participating amounts during 2010. During the fourth quarter 2011, we had participation of restricted stock units in net income attributable to REG in accordance with the two-class method for participating securities.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through December 31, 2012, we received cash proceeds of $201.0 million from sales of preferred stock and sales of common stock. At December 31, 2012 and 2011, we had cash and cash equivalents of $66.8 million and $33.6 million, respectively. At December 31, 2012, we had total assets of $495.8 million, compared to total assets of $484.4 million at December 31, 2011. At December 31, 2012, we had debt of $37.0 million, compared to debt of $85.6 million at December 31, 2011.

Our borrowings (in millions) are as follows:

	December 31,
	2012	2011
Revolving lines of credit	$—	$4.0
REG Danville term loan	10.1	15.9
REG Newton term loan	21.2	22.7
Other	1.4	2.2

Total notes payable	$32.7	$44.8

Seneca Landlord term loan	$—	$36.3
Bell, LLC promissory note	4.3	4.5

Total notes payable - variable interest entities	$4.3	$40.8

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The Excess Cash Flow payment for December 31, 2012 was $1.4 million. We made a one-time principal payment totaling $6.2 million in November 2011, which included $2.0 million paid from the debt service reserve, which was reduced from $3.5 million to $1.5 million, which is our continuing guarantee obligation. As of December 31, 2012, there was $10.1 million outstanding under the Fifth Third Loan.

On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. As of December 31, 2012, there was $21.2 million of principal outstanding under the AgStar Loan. This amount is secured by our Newton facility. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) 2%. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest are due based on a 12-year amortization period. Under the AgStar Loan, REG Newton is required to maintain a debt service reserve account, or the Debt Reserve, equal to 12-monthly payments of principal and interest on the AgStar Loan. Beginning on January 1, 2011 and at each fiscal year end thereafter, until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to REG Newton’s Excess Cash Flow, which is defined in the AgStar Loan agreement as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6.0 million, up to $0.5 million in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. In the event any amounts are past due, AgStar may withdraw such amounts from the Debt Reserve. REG Newton was not required to make a Debt Reserve deposit for 2012 or 2011. REG Newton is subject to various standard loan covenants that restrict its ability to take certain actions, including prohibiting REG Newton from making any cash distributions to us in excess of 35% of REG Newton’s net income for the prior year. On December 20, 2012, REG Newton and AgStar extended the term of the AgStar Loan. The maturity date of the AgStar Loan was extended until March 8, 2014.

In December 2011, we entered into a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $40.0 million, based on eligible inventory, accounts receivable and blenders credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2012, our additional availability under the Wells Fargo revolver was $20.0 million. In December 2011, we borrowed $10.0 million under the Wells Fargo Revolver to repay in full the outstanding balance under the previous revolving credit facility with West LB. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Our available borrowing capacity under the Wells Fargo Revolver was $12.9 million and amounts outstanding were $0 million as of December 31, 2012.

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

The Company has 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to us its corporate office building located in Ames, Iowa. Commencing January 1, 2011, we have the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into our financial statements. We are the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives us the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, we recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $0.02 million plus interest. The note bears interest at a rate of 3.50% per annum and the note matures January 14, 2018. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.3 million at December 31, 2012.

In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of December 31, 2012, we had $2.9 million outstanding under the West Central agreement.

We and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Net cash flows provided from (used in) operating activities	$44,619	$51,194	$(14,593)
Net cash flows used in investing activities	(14,546)	(2,120)	(4,562)
Net cash flows provided from (used in) financing activities	3,137	(19,758)	17,559
Net change in cash and cash equivalents	33,210	29,316	(1,596)
Cash and cash equivalents, end of period	$66,785	$33,575	$4,259

Operating activities. Net cash provided from operating activities was $44.6 million for the year ended December 31, 2012. For 2012, net income was $22.3 million, which includes depreciation and amortization expense of $7.9 million, stock compensation expense of $13.1 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in expense for deferred taxes and uncertain tax positions of $3.0 million. We also provided $15.2 million to fund net working capital requirements, consisting of a $3.1 million increase in inventory, $32.0 million decrease in accounts receivable, a $0.4 million increase in prepaid expenses and a decrease in deferred revenues of $6.7 million, which was partially offset by a $6.6 million decrease in accounts payable and accruals.

Net cash provided from operating activities was $51.2 million for the year ended December 31, 2011. For 2011, net income was $88.9 million, which includes depreciation and amortization expense of $9.5 million, stock compensation expense of $5.9 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $7.9 million and an increase in the non-cash change in the Seneca Holdco, LLC liability of $1.5 million. We also used $42.5 million to fund net working capital requirements, consisting of a $13.0 million increase in inventory due to increase sales volume, $35.4 million increase in accounts receivable, a $12.0 million increase in prepaid expenses and a decrease in deferred revenues of $2.6 million, which was partially offset by a $20.5 million increase in accounts payable and accruals. The net result was a cash source from operations of $51.2 million. Net cash used in operating activities was $14.6 million for the year ended December 31, 2010. The net loss was $21.6 million which includes non-cash charges for impairment of intangible assets of $7.3 million, depreciation and amortization expense of $5.9 million, non-cash change in the preferred stock embedded derivative liability of $8.2 million and non-cash change in the Seneca Holdco, LLC liability of $3.7 million. These charges were offset by non-cash benefits including a $3.3 million increase for changes in the deferred tax benefit. We also used $17.8 million to fund net working capital requirements, including an accounts receivable increase of $4.9 million, an increase in inventories of $15.9 million and a decrease in accounts payable of $3.4 million which were partially offset by an increase in deferred revenues of $3.9 million. This resulted in a net cash use from operations of $14.6 million for 2010.

Investing activities. Net cash used in investing activities for the year ended December 31, 2012 was $14.5 million, consisting of net cash used to pay for facility construction of $12.7 million for upgrades at REG Albert Lea and REG Seneca and cash used to pay for three acquisitions in the amount of $1.8 million.

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

Financing activities. Net cash provided from financing activities for the year ended December 31, 2012 was $3.1 million. We received $63.7 million from the completion of our IPO before expenses. We paid $1.7 million for the issuance of common stock and preferred stock related to the IPO, $3.1 million related to the net exercise of certain restricted stock units, $3.2 million for the payment of preferred stock dividends and $0.1 million for debt issuance cost. We paid down $4.0 million on our line of credit, repaid $4.0 million for the investment in Seneca Landlord and paid down $44.5 million of term debt, which mostly related to paying off in full the term debt at REG Seneca.

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

Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We expect it will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. We also acquired a biodiesel facility near Atlanta, Georgia, on November 16, 2012 that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. These facilities would add an expected 150 mmgy. Our Clovis plant is currently being operated as a terminal facility to fulfill biodiesel contracts for customers in the Southwest. In order to complete construction of these facilities, we plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of two facilities, our New Orleans facility and our Emporia facility. We are upgrading our Albert Lea facility and our New Boston facility and expect our capital expenditures related to these facility upgrades to be approximately $20 million and $3 million, respectively. We also plan to undertake various facility upgrades to further expand processing capabilities at our existing facilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

Series B Preferred Stock

In connection with the recapitalization of our capital stock, we issued an aggregate of three million shares of Series B preferred stock to former holders of our Series A Preferred Stock. Holders of our Series B preferred stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date; however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of Common Stock, or through any combination of cash and shares of Common Stock. If we elect to make any such payment by delivering shares of Common Stock, those shares will be valued at the average of the daily volume weighted average price of the Common Stock on each of the ten consecutive trading days ending on the trading day immediately preceding the record date for that dividend. During 2012, we paid our June 30 and December 30 dividend payments which totaled $3.2 million.

On June 30, 2015, each holder of our Series B preferred stock may require us to redeem their shares of Series B preferred stock at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $74.9 million.

Contractual Obligations:

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$39,313	$6,829	$29,262	$3,222	$—
Operating Lease Obligations (2)	82,876	10,849	26,673	15,412	29,942
Purchase Obligations (3)	6,404	6,404	—	—	—
Other Long-Term Liabilities (4)	2,161	100	121	40	—

	$130,754	$24,182	$56,056	$18,674	$29,942

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with these obligations.
(2)	Operating lease obligations consist of terminals, rail cars, vehicles, ground leases and the Ames office lease.
(3)	Purchase obligation for our production facilities and partially completed facilities.
(4)	Includes incentive compliance and other facility obligations. Also, represents $1.9 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain the amounts have not been classified by period.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Year ended					Year ended
					December 31,					December 31,
(In thousands)	1Q-2012	2Q-2012	3Q-2012	4Q-2012	2012	1Q-2011	2Q-2011	3Q-2011	4Q-2011	2011
Net income (loss)	$14,017	$14,433	$(6,040)	$(151)	$22,259	$3,736	$(948)	$(2,007)	$88,088	$88,869
Adjustments:
(Income) loss from equity investments	—	—	—	—	—	65	83	(649)	59	(442)
Income tax (benefit) expense	1,363	4,471	(2,165)	(2,215)	1,454	—	—	4,752	(1,770)	2,982
Interest expense	1,053	1,059	1,150	1,417	4,679	1,708	1,751	2,183	2,453	8,095
Other (income) expense, net	(37)	(28)	(56)	(46)	(167)	(275)	(200)	(239)	(216)	(930)
Change in fair value of Seneca Holdco liability	(349)	—	—	—	(349)	(727)	2,250	977	(403)	2,097
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	—	—	—	(11,975)	(2,557)	19,645	38,483	(63,510)	(7,939)
Stock issued for glycerin agreement termination	1,898	—	—	—	1,898	—	—	—	—	—
Straight-line lease expense	(102)	(104)	(31)	(51)	(288)	798	618	393	93	1,902
Depreciation	2,026	2,069	2,097	1,832	8,024	1,689	1,705	1,851	1,939	7,184
Amortization	(139)	(206)	(208)	(200)	(753)	(130)	(124)	(97)	(100)	(451)
Non-reoccurring business interruption	—	—	—	863	863	—	—	—	—	—
Blenders tax credit	10,448	16,625	18,912	11,760	57,745	—	—	—	—	—
Non-cash stock compensation	4,964	4,758	2,965	432	13,119	990	990	1,067	2,887	5,934

Adjusted EBITDA	$23,167	$43,077	$16,624	$13,641	$96,509	$5,297	$25,770	$46,714	$29,520	$107,301

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

•

on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated credit for 2012. The retroactive credit for 2012 results in an estimated net benefit to us that will be recognized in first half 2013 which relates to the operating performance and results of 2012 and is included in Adjusted EBITDA when evaluating our operating performance as if the credit were in effect for 2012;

•

non-reoccurring business interruption charge at one of our production facilities in November 2012; we have reflected the gain contingency from 2012 into our operating performance having received the corresponding insurance proceeds in February 2013;

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

Commodity Price Risk

Over the period from January 2007 through December 2012, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.52 per gallon during this period. Over the period from January 2006 through December 2012, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4262 per pound during this period. Over the period from January 2008 through December 2012, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3447 per pound during this period. Over the period from July 2010 through December 2012, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.42 in October 2012, with sales prices averaging $1.07 during this period.

Higher feedstock prices or lower biodiesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased feedstock prices to our biodiesel customers. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2012. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2012 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	188.4	gallons	10%	$100.6	171.4%
Lower Cost Feedstocks	1,184.6	pounds	10%	$50.9	86.7%
Soybean Oil	225.5	pounds	10%	$12.3	21.0%

We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10 percent adverse change in the prices of heating oil would have a negative effect on the fair value of these instruments of $8.5 million. A 10 percent adverse change in the price of soybean oil would have a negative effect on the fair value of these instruments of $2.1 million.

Interest Rate Risk

We are subject to interest rate risk in connection with our $2.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.18% for the last week of December 2012. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR . Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at December 31, 2012 at 5.21%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the variable component of the interest rate at 0.92% on a notional amount of approximately $5.2 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at December 31, 2012 and 2011, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2012 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $0 million borrowed and outstanding at December 31, 2012. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of December 31, 2012 (effective rate at December 31, 2012 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Renewable Energy Group, Inc.

416 S. Bell Ave

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, redeemable preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 8, 2013

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,785	$33,575
Accounts receivable, net (includes amounts owed by related parties of $771 and $47 as of December 31, 2012 and 2011, respectively )	18,768	52,833
Inventories	45,206	42,110
Deferred income taxes	2,512	2,416
Prepaid expenses and other assets	15,812	19,088

Total current assets	149,083	150,022

Property, plant and equipment, net	242,885	185,391
Property, plant and equipment, net—variable interest entities	5,405	46,832
Goodwill	84,864	84,864
Intangible assets, net	4,609	4,438
Deferred income taxes	969	4,051
Investments	2,618	2,581
Other assets (includes amounts owed by related party of $692 and $0 as of December 31, 2012 and 2011, respectively )	5,351	6,268

TOTAL ASSETS	$495,784	$484,447

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$4,035
Current maturities of notes payable	4,955	6,427
Current maturities of notes payable—variable interest entities	283	2,046
Accounts payable (includes amounts owed to related parties of $2,950 and
$3,634 as of December 31, 2012 and 2011, respectively)	28,131	30,166
Accrued expenses and other liabilities	6,475	10,440
Deferred revenue	—	6,748

Total current liabilities	39,844	59,862
Unfavorable lease obligation	9,035	10,164
Preferred stock embedded conversion feature derivatives	—	53,822
Seneca Holdco liability, at fair value	—	11,903
Notes payable (includes amounts owed to related parties of $214 as of December 31, 2011)	27,776	34,327
Notes payable—variable interest entities	4,030	38,752
Other liabilities	7,292	7,262

Total liabilities	87,977	216,092

COMMITMENTS AND CONTINGENCIES (NOTE 22)
Series A preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares outstanding at December 31, 2011; redemption amount $222,016 at December 31, 2011)	—	147,779
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 2,995,106 shares issued and outstanding at December 31, 2012; redemption amount $74,878 at December 31, 2012)	83,043	—
EQUITY:
Company stockholders’ equity :
Common stock ($.0001 par value; 140,000,000 shares authorized; 30,559,935 shares outstanding at December 31, 2012)	3	—
Class A Common stock ($.0001 par value; 140,000,000 shares authorized; 13,962,155 shares outstanding at December 31, 2011)	—	1
Common stock—additional paid-in-capital	273,989	80,747
Warrants—additional paid-in-capital	147	3,698
Retained earnings	53,823	36,528

Total paid-in capital and retained earnings	327,962	120,974
Treasury stock (462,985 and 21,036 shares outstanding as of December 31, 2012 and 2011, respectively)	(3,198)	(398)

Total equity	324,764	120,576

TOTAL LIABILITIES AND EQUITY	$495,784	$484,447

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2012	2011	2010
REVENUES:
Biodiesel sales	$1,006,465	$752,826	$203,641
Biodiesel sales—related parties	6	5,161	4,261
Biodiesel government incentives	8,326	65,822	7,240

	1,014,797	823,809	215,142

Services	237	222	1,313

	1,015,034	824,031	216,455

COSTS OF GOODS SOLD:
Biodiesel	902,084	433,060	81,125
Biodiesel—related parties	54,364	263,562	112,891
Services	263	198	807

	956,711	696,820	194,823

GROSS PROFIT	58,323	127,211	21,632
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $158, $1,505 and $1,601 for the years ended December 31, 2012, 2011 and 2010, respectively)	42,422	34,479	22,187
IMPAIRMENT OF ASSETS	—	—	7,494

INCOME (LOSS) FROM OPERATIONS	15,901	92,732	(8,049)

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	11,975	7,939	(8,208)
Change in fair value of Seneca Holdco liability	349	(2,097)	(4,179)
Other income (includes related party amounts of $180 for the year ended December 31, 2010)	167	930	1,625
Interest expense (includes related party amounts of $32, $761 and $334 for the years ended December 31, 2012, 2011 and 2010, respectively)	(4,679)	(8,095)	(4,940)
Impairment of investments	—	—	(400)

	7,812	(1,323)	(16,102)

INCOME (LOSS) BEFORE INCOME TAXES AND INCOME (LOSS) FROM EQUITY INVESTMENTS	23,713	91,409	(24,151)
INCOME TAX BENEFIT (EXPENSE)	(1,454)	(2,982)	3,252
INCOME (LOSS) FROM EQUITY INVESTMENTS	—	442	(689)

NET INCOME (LOSS)	22,259	88,869	(21,588)

EFFECTS OF RECAPITALIZATION	39,107	—	8,521
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	(1,808)	(25,343)	(27,239)
LESS—CHANGES IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(823)	(12,723)	(10,027)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,156)	—	—
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(8,952)	(4,186)	—
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(3,145)	(3,864)	—

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$43,482	$42,753	$(50,333)

Net income (loss) per share attributable to common stockholders:
Basic	$1.53	$3.14	$(4.28)

Diluted	$0.27	$3.14	$(4.28)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	28,381,676	13,607,840	11,770,848

Diluted	34,340,466	13,607,840	11,770,848

	(concluded )

See notes to consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity (Deficit)
			Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock- Additional Paid- inCapital	Warrants - Additional Paid- inCapital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontolling Interest	Total
BALANCE, January 1, 2010	12,464,357	$149,122	—	$—	7,829,557	$1	$15,677	$4,619	$(60,905)	$—	$13,477	$(27,131)
Derecognition of REG Holdco preferred stock, common stock and common stock warrants	(12,464,357)	(158,475)	—	—	(7,829,557)	(1)	(6,324)	(4,619)	—	—	—	(10,944)
Issuance of preferred stock, common stock and common stock warrants to REG Holdco, net of $ 52,394 for embedded derivatives	13,164,357	102,287	—	—	7,549,557	1	14,222	4,619	—	—	—	18,842
Issuance of common stock in acquisitions, net of $ 862 for issue cost	—	—	—	—	5,501,707	—	79,305	—	—	—	—	79,305
Issuance of preferred stock in acquisitions, net of $ 1,158 for embedded derivatives	291,165	2,263	—	—	—	—	—	—	—	—	—	—
Issuance of warrants in acquisitions	—	—	—	—	—	—	—	1,269	—	—	—	1,269
Issuance of common stock	—	—	—	—	200,000	—	3,015	—	—	—	—	3,015
Conversion of warrants to restricted stock units	—	—	—	—	—	—	1,068	(1,068)	—	—	—	—
Blackhawk Bio fuels LLC deconsolidation and transition adjustment	—	—	—	—	—	—	1,192	—	30,152	—	(13,477)	17,867
Stock compensation expense	—	—	—	—	—	—	1,720	—	—	—	—	1,720
Accretion of preferred stock to redemption value	—	27,239	—	—	—	—	(27,239)	—	—	—	—	(27,239)
Net loss	—	—	—	—	—	—	—	—	(21,588)	—	—	(21,588)

BALANCE, December 31, 2010	13,455,522	122,436	—	—	13,251,264	1	82,636	4,820	(52,341)	—	—	35,116
Issuance of common stock in acquisitions	—	—	—	—	673,544	—	16,350	—	—	—	—	16,350
Stock compensation expense	—	—	—	—	—	—	5,934	—	—	—	—	5,934
Warrants excercised	—	—	—	—	8,383	—	128	(80)	—	—	—	48
Warrants expired	—	—	—	—	—	—	1,042	(1,042)	—	—	—	—
Conversion of restricted stock issuance	—	—	—	—	50,000	—	—	—	—	—	—	—
Purchase of treasury stock related to restricted stock unit conversion	—	—	—	—	(21,036)	—	—	—	—	(398)	—	(398)
Accretion of preferred stock to redemption value	—	25,343	—	—	—	—	(25,343)	—	—	—	—	(25,343)
Net income	—	—	—	—	—	—	—	—	88,869	—	—	88,869

BALANCE, December 31, 2011	13,455,522	147,779	—	—	13,962,155	1	80,747	3,698	36,528	(398)	—	120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	—	108,245
Issuance of common stock in initial public offering, net of issuance cost of $ 8,892	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	—	59,919
Issuance of common stock	—	—	—	—	318,501	—	3,958	—	—	—	—	3,958
Issuance of common stock in acquisition	—	—	900,000	—	—	—	4,329	—	—	—	—	4,329
Conversion of Class A common stock to common stock	—	—	21,598,408	2	(21,598,408)	(2)	—	—	—	—	—	—
Conversion of Series B preferred stock to common stock	(4,387)	(122)	8,957	—	—	—	123	—	(1)	—	—	122
Conversion of restricted stock units to common stock (net of 441,949 shares of treasury stock purchased)	—	—	852,570	—	—	—	—	—	—	(2,800)	—	(2,800)
Stock compensation expense	—	—	—	—	—	—	13,119	—	—	—	—	13,119
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	—	(1,808)
Series B preferred stock dividends paid	—	—	—	—	—	—	—	—	(3,155)	—	—	(3,155)
Net income	—	—	—	—	—	—	—	—	22,259	—	—	22,259

BALANCE, December 31, 2012	2,995,106	$83,043	30,559,935	$3	—	$—	$273,989	$147	$53,823	$(3,198)	$—	$324,764

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,259	$88,869	$(21,588)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	8,024	7,184	5,291
Amortization expense of assets and liabilities, net	(103)	2,291	637
Provision for doubtful accounts	563	1,389	105
Stock compensation expense	13,119	5,934	1,376
(Income) loss from equity method investees	—	(442)	689
Deferred tax expense (benefit)	2,986	(4,967)	(3,252)
Impairment of intangible assets	—	—	7,336
Impairment of investments	—	—	400
Impairment of long lived assets	—	—	158
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	(7,939)	8,208
Change in fair value of Seneca Holdco liability	(249)	1,497	3,742
Premium paid for Seneca Landlord investment	(7,063)	—	—
Distributions received from equity method investees	—	—	100
Expense settled with stock issuance	1,898	—	—
Forgiveness of note payable	—	(86)	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	32,014	(35,421)	(4,876)
Inventories	(3,096)	(13,047)	(15,937)
Prepaid expenses and other assets	(394)	(11,951)	1,866
Accounts payable	(4,002)	14,153	(3,378)
Accrued expenses and other liabilities	(2,614)	6,321	671
Deferred revenue	(6,748)	(2,591)	3,859

Net cash flows provided from (used in) operating activities	44,619	51,194	(14,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(12,654)	(4,806)	(4,550)
Proceeds from the sale of fixed assets	—	—	303
Change in restricted cash	(64)	2,664	(513)
Cash paid for investments	(37)	—	—
Consolidation of Bell, LLC	—	22	—
Deconsolidation of Blackhawk	—	—	(206)
Cash paid for acquisitions	(1,791)	—	—
Cash provided through acquisitions	—	—	404

Net cash flows used in investing activities	(14,546)	(2,120)	(4,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,331,557	40,564	9,400
Repayments on line of credit	(1,335,592)	(46,079)	(750)
Cash received for issuance of note payable	—	10,000	—
Cash paid on notes payable	(44,509)	(20,695)	(2,109)
Cash paid for debt issuance costs	(138)	(1,443)	(702)
Cash proceeds from investment in Seneca Landlord	—	—	4,000
Repayment of investment in Seneca Landlord	(4,000)	—	—
Cash received from issuance of common stock to ARES Corporation	—	—	8,000
Cash received from initial public offering	63,747	—	—
Cash paid for issuance of common stock and preferred stock	(1,699)	(2,153)	(280)
Cash received upon exercise of warrant	—	48
Cash paid for treasury stock	(3,074)	—	—
Cash paid for preferred stock dividends	(3,155)	—	—

Net cash flows provided from (used in) financing activities	3,137	(19,758)	17,559

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,210	29,316	(1,596)
CASH AND CASH EQUIVALENTS, Beginning of period	33,575	4,259	5,855

CASH AND CASH EQUIVALENTS, End of period	$66,785	$33,575	$4,259

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS)

	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$3,537	$(7,172)	$(584)

Cash paid for interest	$3,984	$5,418	$4,226

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization	$39,107		$8,521

Accretion of preferred stock to redemption value	$1,808	$25,343	$27,239

Common stock repurchased included in accrued expenses and other liabilities	$124	$398

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,884	$898	$192

Debt issuance costs	$48	$85

Equity issuance costs		$999

Incentive common stock liability for supply agreement	$423	$1,469

Removal of cost method investee as a result of consolidation			$1,000

Issuance of common stock for debt financing cost			$3,015

Removal of equity method investee as a result of consolidation		$1,613	$3,969

Property, plant and equipment acquired through the assumption of liabilities			$39,314

Issuance of restricted stock units for equity issuance cost			$582

Issuance of common stock per exercise of Seneca Landlord put/call option	$591

Issuance of common stock for dividends	$1

In-kind contribution through acquisition	$1,336

Assets (liabilities) acquired through consolidation of Bell, LLC:
Cash		$22
Property, plant, and equipment		5,881
Noncurrent assets		4
Other current liabilities		(17)
Notes payable		(4,757)
Other noncurrent liabilities		(567)

		$566

Assets (liabilities) acquired through the issuance of stock:
Cash	$—	$—	$8,404
Restricted cash	—	—	2,302
Other current assets	17	78	1,342
Property, plant, and equipment	4,312	18,886	89,597
Goodwill	—	—	68,784
Intangible assets	—	—	3,027
Other noncurrent assets	—	—	231
Line of credit	—	—	(900)
Other current liabilities	—	—	(5,548)
Notes payable	—	(1,001)	(72,668)
Other noncurrent liabilities	—	—	(11,454)
Fair value of investment prior to allocation	—	(1,613)	—

	$4,329	$16,350	$83,117

See notes to consolidated financial statements.

(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Share and Per Share Amounts)

NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS

Prior to February 26, 2010, the Company refers to the business, financial position, results of operations and cash flows of REG Biofuels, Inc. (Biofuels), which is considered the accounting predecessor to the Company. For the period after February 26, 2010, the Company refers to the business, results of operations and cash flows of Renewable Energy Group, Inc. (formerly, REG Newco, Inc.) and its consolidated subsidiaries, including Biofuels, REG Danville, LLC (REG Danville) and REG Newton, LLC (REG Newton).

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which executed a one-for-2.5 reverse stock split of the issued and outstanding shares of its common stock. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted. On January 24, 2012, the Company completed an initial public offering (IPO) of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, by and among the Company, Seneca Landlord, LLC (Seneca Landlord) and certain subsidiaries of the Company. See “Note 3—Stockholders’ Equity of the Company” for a further description of the IPO. See “Note 5— Acquisitions and Equity Transactions” for a description of the Seneca Landlord acquisition.

The Company has been in the biodiesel industry since 1996. The Company has transitioned from being primarily an operator of a third party-owned network of facilities to now owning seven operating biodiesel production facilities with aggregate nameplate production capacity of 227 million gallons per year, or mmgy. The Company has transitioned from producing biodiesel from higher cost virgin vegetable oils, such as soybean oil, to primarily producing biodiesel from lower cost feedstocks, such as inedible animal fat, used cooking oil and inedible corn oil. The Company owns biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa, a 35 mmgy facility near Houston, Texas, or the Houston facility, a 45 mmgy facility in Danville, Illinois, a 30 mmgy facility in Newton, Iowa and a 30 mmgy biodiesel production facility in Albert Lea, Minnesota. In January 2012, we exercised our option to purchase a 60 mmgy facility in Seneca, Illinois that we previously operated under a lease. In October 2012, we completed our acquisition of North Texas Bio-Energy, LLC (NTBE), a 15 mmgy facility in New Boston, Texas, which was idled at the time we purchased it and remains idled pending completion of certain upgrades we expect to complete in second quarter 2013. In November 2012, we completed our acquisition of Bulldog Biodiesel, LLC (BullDog), a 15 mmgy facility near Atlanta, Georgia, that was idle when we purchased it will remain idled until certain repairs or upgrades are made. See “Note 5—Acquisitions and Equity Transactions” for description of these transactions.

In 2007, the Company commenced construction of a 60 mmgy production capacity facility near New Orleans, Louisiana and a 60 mmgy production capacity facility in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. The Company continues to pursue financing and intends to finish the New Orleans, Louisiana facility, which is approximately 45% complete, and the facility in Emporia, Kansas, which is approximately 20% complete, when financing becomes available. A city incentive package for the Emporia construction project was renewed until July 1, 2013. In September 2010, the Company purchased substantially all the assets of Clovis Biodiesel, LLC which includes a partially completed 15 mmgy biodiesel plant located in Clovis, New Mexico. The plant is approximately 50% complete. In advance of completing construction of the Clovis facility, the Company completed the wholesale terminal infrastructure to allow the Clovis facility to operate as a terminal location and begin serving regional customers. As a result of halting construction, the Company performed an analysis to evaluate whether the assets under construction were impaired. Based on the projected undiscounted cash flows of the projects, the Company determined that no impairment has occurred.

The biodiesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal blenders tax credit expired on December 31, 2011. On January 2, 2013, the federal blenders tax credit was reinstated retroactive to January 1, 2012 and will remain in effect until December 31, 2013. See “Note 24—Subsequent Events” for a further description of the tax credit reinstatement.

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

Restricted Cash

Restricted cash consists of project funds and debt reserve funds that are invested in money market mutual funds and certificate of deposits (CD’s) related to various Company entities totaling $64 and $305 as of December 31, 2012 and 2011, respectively, which have been restricted in accordance with the terms of loan agreements. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.

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

Balance, January 1, 2010	$213
Amount charged to selling, general and administrative expenses	103
Charge-offs, net of recovery	—

Balance, December 31, 2010	316
Amount charged to selling, general and administrative expenses	1,389
Charge-offs, net of recovery	(270)

Balance, December 31, 2011	1,435
Amount charged to selling, general and administrative expenses	563
Charge-offs, net of recovery	(26)

Balance, December 31, 2012	$1,972

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2012 and 2011. Cost is determined based on the first-in, first-out method.

Derivative Instruments and Hedging Activities

The Company has entered into derivatives to hedge its exposure to price risk related to feedstock inventory and biodiesel finished goods inventory. Additionally, the Company has entered into an interest rate swap with the objective of managing risk caused by fluctuations in interest rates associated with the REG Danville note payable.

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Unrealized gains and losses on the interest rate swap are recorded in other income in the Company’s statements of operations.

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

The Series A Preferred Stock terms provided for voluntary and, under certain circumstances, automatic conversion of the Series A Preferred Stock to Class A Common Stock based on a prescribed formula. In addition, shares of Series A Preferred Stock were subject to redemption at the election of the holder beginning February 26, 2014. The redemption price was equal to the greater of (i) an amount equal to $13.75 per share of Series A Preferred Stock plus any and all accrued dividends, not to exceed $16.50 per share, or (ii) the fair market value of the Series A Preferred Stock. Under ASC Topic 815, the Company was required to bifurcate and account for as a separate liability certain derivatives embedded in its contractual obligations. An “embedded derivative” is a provision within a contract, or other instrument, that affects some or all of the cash flows or the value of that contract, similar to a derivative instrument. Essentially, the embedded provision within the contract contains all of the attributes of a free-standing derivative, such as an underlying market variable, a notional amount or payment provision, and can be settled “net,” but the contract, in its entirety, does not meet the ASC Topic 815 definition of a derivative.

The Company determined that the conversion feature of the Series A Preferred Stock was an embedded derivative because the redemption feature allowed the holder to redeem Series A Preferred Stock for cash at a price which can vary based on the fair market value of the Series A Preferred Stock, which effectively provided the holders with a mechanism to “net settle” the conversion option. Consequently, the embedded conversion option was bifurcated and accounted for separately because the economic characteristics of this conversion option were not considered to be clearly and closely related to the economic characteristics of the Series A Preferred Stock, which was considered more akin to a debt instrument than equity.

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

The Company used the option pricing method to value the embedded derivative. The Company used the Black-Scholes options pricing model to estimate the fair value of the conversion option embedded in each series of Biofuels preferred stock prior to February 26, 2010 and the Series A Preferred Stock as of and subsequent to February 26, 2010. The Black-Scholes options pricing model required the development and use of highly subjective assumptions. These assumptions included the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of the Company’s equity. The expected volatility of the Company’s equity was estimated based on the volatility of the value of the equity of publicly traded companies in a similar industry and general stage of development as the Company. The expected term of the conversion option was based on the period remaining until the contractually stipulated redemption date of February 26, 2014. The risk-free interest rate was based on the yield on U.S. Treasury STRIPs with a remaining term equal to the expected term of the conversion option. The development of the estimated fair value of the Company’s equity is discussed below in “Valuation of the Company’s Equity.”

The significant assumptions utilized in the Company’s valuation of the embedded derivative are as follows:

	January 24, 2012	December 31, 2011	December 31, 2010	February 26, 2010
Expected volatility	40.00%	40.00%	40.00%	40.00%
Risk-free rate	2.80%	2.60%	4.10%	4.40%

Valuation of Seneca Holdco Liability

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement, by and among the Company, Seneca Landlord, LLC (Seneca Landlord) and certain subsidiaries of the Company. See “Note 3—Stockholders’ Equity of the Company” for a further description of the IPO. See “Note 5—Acquisitions and Equity Transactions” for a description of the Seneca Landlord acquisition.

Associated with the Company’s transaction for the Seneca Facility, the Company had the option to purchase (Call Option) and Seneca Holdco, LLC (Seneca Holdco) had the option to require the Company to purchase (Put Option) the membership interest of Landlord whose assets consist primarily of a biodiesel plant located in Seneca, Illinois. Both the Put Option and the Call Option had a term of seven years and were exercisable by either party at a price based on a pre-defined formula. The Company determined the fair value of the amounts financed by Seneca Holdco, the Put Option and the Call Option using an option pricing model. The fair value represented the probability weighted present value of the gain, or loss, that is realized upon exercise of each option. The option pricing model required the development and use of highly subjective assumptions. These assumptions included (i) the value of the Landlord’s equity, (ii) expectations regarding future changes in the value of the Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company would raise additional capital.

The significant assumptions utilized in the Company’s valuation of the Seneca Holdco liability were as follows:

	December 31, 2011	December 31, 2010
Expected volatility	50.00%	50.00%
Risk-free rate	2.60%	2.45%
Probability of IPO	100.00%	70.00%

Preferred Stock Accretion

Beginning October 1, 2007, the Company determined that there was a more than remote likelihood that the Series A Preferred Stock would become redeemable, therefore commenced accretion of the carrying value of the Series A Preferred Stock over the period until the earliest redemption date to the Series A Preferred Stock’s redemption value, plus accrued but unpaid dividends using the effective interest method. This determination was based upon the current state of the public equity markets which restricted the Company’s ability to execute a qualified public offering, the Company’s historical operating results and the volatility in the biodiesel industry which resulted in lower projected profitability. Prior to October 1, 2007, the Company had determined that it was not probable that the preferred stock would become redeemable; therefore, the carrying value was not adjusted in accordance with ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

Accretion of $1,808, $25,343 and $27,239 for the years ended December 31, 2012, 2011 and 2010, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.

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

Discount rates utilized in the Company’s DCF model are as follows:

	December 31, 2011	December 31, 2010	February 26, 2010
Discount rate	22.20%	16.00%	15.00%

On January 24, 2012, the Company completed an IPO of shares of Common Stock. See “Note 3— Stockholders’ Equity of the Company” for further description of the IPO. Since the Company is publicly traded, the valuation of the Company’s equity is no longer necessary as the Company relies on the market value created on the open market for its Common Stock.

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

The Company capitalizes interest incurred on debt during the construction of assets in accordance with ASC Topic 838, Interest. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $33, $0 and $713, respectively.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segments. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology that also took into consideration other selected public guideline company information. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value at each of the reporting units exceeded its carrying value by approximately 45%. There was no impairment of goodwill recorded in the periods presented.

The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Beginning balance—January 1, 2011	$68,784	$16,080	$84,864
Acquisitions	—	—	—

Ending balance—December 31, 2011	68,784	16,080	84,864
Acquisitions	—	—	—

Ending balance—December 31, 2012	$68,784	$16,080	$84,864

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

Significant assumptions used in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards (RFS2), our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant. The Company’s facilities under construction are expected to have substantially similar operating capabilities and results as the current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, proximity to shipping from our vendors and to our customers and our ability to transfer best practices among our various operating facilities to maximize production volumes and reduce operating costs.

During 2010, the raw material supply agreements for the New Orleans and Emporia facilities were cancelled. The original agreements were recorded as an intangible asset in the amount of $7,025. As a result of the cancellations, the full amount was charged off.

The Company also impaired deferred financing costs related to the New Orleans project GoZone bonds. The Company determined that it was not probable that the GoZone bonds allocation would be extended past the

December 14, 2010 deadline or that the bonds would be issued prior to the deadline, and accordingly, the Company returned its allocation prior to the deadline. The amount of the impairment for the year ended December 31, 2010 was $311.

There were no asset impairment charges for the years ended December 31, 2012 and 2011. Total asset impairment charges of $7,494 were recorded for the year ended December 31, 2010.

Investments

In connection with the construction of several biodiesel production facilities, the Company made an equity investment in the associated entity. If the Company had the ability to influence the operating and financial decisions and maintains a position on the board of directors, the investments are accounted for using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures (ASC Topic 323) (Equity Method Investees). Under the equity method, the initial investment is recorded at cost and adjusted to recognize the Company’s ratable share of earnings of the Equity Method Investees. If the Company does not have the ability to influence the operating and financial decisions and does not maintain a position on the board of directors, these investments are accounted for using the cost method in accordance with ASC Topic 323. During 2010, the Company changed its method of accounting for investments in Western Iowa Energy, LLC (WIE) and Western Dubuque Biodiesel, LLC (WDB) from the equity method to the cost method due to the Company no longer having the ability to influence the operating and financial decisions of these entities. Under the cost method, the initial investment is recorded at cost and assessed for impairment. During the year ended December 31, 2010, the Company recorded an impairment in the amount of $400 on an investment that was determined to have been other-than-temporarily impaired.

Other Noncurrent Assets

Other noncurrent assets include costs related to the issuance of debt, spare parts inventory, long term receivables and a raw material supply agreement. The debt issuance costs are amortized to interest expense over the life of the related debt agreement. The supply agreement is amortized over the term of the agreement according to the volume of feedstock used in operation.

Revenue Recognition

The Company recognizes revenues from the following sources:

•

the sale of biodiesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased or produced by the Company at owned and leased manufacturing facilities and manufacturing facilities with which the Company has tolling arrangements;

•	the resale of biodiesel, RINs and raw material feedstocks acquired from third parties;

•	fees received under toll manufacturing agreements with third parties;

•	incentives received from federal and state programs for renewable fuels; and

•	fees received for the marketing and sales of biodiesel produced by third parties and from managing operations of third party facilities.

Biodiesel, including RINs, and raw material feedstock revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biodiesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.

Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured, and the sale of product giving rise to the incentive has been recognized. During 2012, 2011 and 2010, the Company received funds from the United States Department of Agriculture (USDA) in the amount of $1,161, $9,913 and $776, respectively. These funds were received in connection with the Company’s application under the USDA’s Advanced Biofuel Program (the Program) which supports production of advanced biofuels by providing payments to eligible producers. Funds to be received under the Program are allocated to the Company based on its proportionate eligible biofuels production and available funds. Due to the uncertainty of the amounts to be received, the Company does not record amounts until it has received notification of a payment from the USDA or is in receipt of the funds. The Company has recorded awards under the Program in “Biodiesel government incentives” as they are closely associated with the Company’s biodiesel production activities. Total biodiesel government incentive revenues, including the USDA amounts noted above, totaled $8,326, $65,822 and $7,240 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Freight

The Company accounts for shipping and handling revenues and costs in accordance with ASC Topic 605-45. The Company presents all amounts billed to the customer for freight as a component of biodiesel sales. Costs incurred for freight are reported as a component of biodiesel costs of goods sold.

Advertising Costs

Advertising and promotional expenses are charged to earnings during the period in which they are incurred. Advertising and promotional expenses were $485, $251 and $80 for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs totaled $14, $22 and $89 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Benefits Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $456, $323 and $245 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The holders of the Series A Preferred Stock accrued dividends at the rate of $0.88 per share per annum. Dividends were cumulative, accrued on a daily basis from the date of issuance and compounded annually from the date of issuance. If dividends on the Series A Preferred Stock had not been paid or declared, the deficiency would have paid or declared before any dividend is declared for Common Stock. Dividends in arrears did not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year.

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

The Company calculates the effects of the previous convertible Series A Preferred Stock and the current Series B preferred stock on diluted earnings per share (EPS) under the “if-converted” method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The effects of Common Stock options, warrants, restricted stock units and stock appreciation righs on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase commmon stock	87,026	87,207	587,713
Restricted stock units	754,359	1,230,092	393,460
Stock appreciation rights	1,196,975	—	—
Warrants to purchase common stock	35,987	355,886	471,012
Redeemable preferred shares	—	5,382,209	5,319,644

Total	2,074,347	7,055,394	6,771,829

The following table presents the calculation of diluted net income per share for the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, the effect from all convertible securities were anti-dilutive (in thousands, except share and per share data):

2012
Net income attributable to the Company’s common stockholders	$43,482
Less: effects of recapitalization	(39,107)
Plus: undistributed dividends allocated to Series A Preferred Stockholders	823
Plus: distributed dividends to Series B Preferred Stockholders	3,156
Plus: accretion of Series A Preferred Stock to redemption value	1,808
Plus: (gain) loss due to change in fair value of Series A preferred stock conversion feature embedded derivatives	(11,975)
Plus: effect of participating dividends	12,097

Adjusted net income available to common stockholders	10,284
Less: effect of participating share-based awards	(1,108)

Net income attributable to the Company’s common stockholders after dilutive effects	$9,176

Shares:
Weighted-average shares used to compute basic net income per share	28,381,676
Adjustment to reflect conversion of preferred stock	5,958,790

Weighted-average shares used to compute diluted net income per share	34,340,466

Net income per share attributable to common stockholders
Diluted	$0.27

Variable Interest Entities

The Company uses both quantitative and qualitative analysis when evaluating its variable interest entities (VIE’s) and determining the primary beneficiary (PB) of a VIE. The Company consolidates a VIE if it has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

NOTE 3—STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which effected a one-for-2.5 reverse stock split on the shares issued and outstanding. The Company’s Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Common Stock A and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B preferred stock.

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

Common Stock Issued During 2012:

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

On January 24, 2012, the Company exercised an option to purchase our Seneca facility, which was previously operated under lease. The exercise price of the option was $12,000, of which approximately $937 was previously paid, and 60,000 shares of our Class A Common Stock were issued to each of USRG Holdco IX, LLC, Bunge North America, Inc. and West Central Cooperative.

On January 24, 2012, the Company issued 200,000 shares of Class A Common Stock to USRG Holdco IX, LLC pursuant to a Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company and REG Services Group, LLC, which related to the termination of a previous glycerin purchase agreement between the parties.

On February 28, 2012, the Company issued 58,501 shares of Class A Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

On July 16, 2012, the Company converted all of its 21,598,408 shares of Class A Common Stock into Common Stock due to the expiration of the lock-up agreement and also had 127,062 restricted stock units vest into Common Stock.

During 2012, the Company had 1,294,519 restricted stock units vest into 852,570 shares of Common Stock net of 441,949 shares of treasury stock.

On October 26, 2012, the Company issued 900,000 shares of common stock to NTBE in connection with the purchase of substantially all the assets of NTBE.

During 2012, certain Series B preferred stock shareholders converted 4,387 shares of preferred stock into 8,957 shares of Common Stock as per the preferred stock shareholder agreement.

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

On January 24, 2012, certain common stock warrant holders were converted to Class A Common Stock as part of the stock recapitalization. Warrant holders converted 287,561 common stock warrants to 134,181 shares of Common Stock.

The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2012	Warrants Outstanding 2011
Natural Gas Partners VIII	August 1, 2006	August 1, 2014	$23.75	—	28,125
Entities affiliated with NGP Energy Technology Partners	August 1, 2006	August 1, 2014	$23.75	—	28,125
Natural Gas PartnersVIII	December 22, 2006	December 22, 2014	$23.75	—	46,875
Entities affiliated with NGP Energy Technology Partners	December 22, 2006	December 22, 2014	$23.75	—	46,875
Natural Gas Partners VIII	July 18, 2007	July 18, 2015	$27.50	—	9,091
NGP Energy Technologies	July 18, 2007	July 18, 2015	$27.50	—	9,091
West Central	July 18, 2007	July 18, 2015	$27.50	—	9,091
E D & F Man	July 18, 2007	July 18, 2015	$27.50	—	9,091
Bunge	July 18, 2007	July 18, 2015	$27.50	—	3,636
U.S. Biodiesel Group	June 26, 2008	June 26, 2018	$25.63	—	97,561
Blackhawk warrant holders	February 26, 2010	February 25, 2015	$11.16	17,916	17,916

				17,916	305,477

No common stock warrants were issued during 2012 or 2011.

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2012, 2011 and 2010 were $700, $3,152 and $862, respectively.

NOTE 4—REDEEMABLE PREFERRED STOCK

The Company’s restated certificate of incorporation filed on February 26, 2010 authorized 60,000,000 shares of preferred stock, including 14,000,000 shares of Series A Preferred Stock, with a par value of $0.0001. The Company’s Board of Directors had discretion, subject to the approval of certain shareholders, as to the designation of voting rights, dividend rights, redemption price, liquidation preference and other provisions of each issuance. See “Note 5—Acquisitions and Equity Transactions” for information related to the cancellation of all outstanding Biofuels preferred stock on February 26, 2010 and the issuance of Series A Preferred Stock in connection with the Acquisitions with an initial issuance price of $11.00 per share.

On July 15, 2011, holders of the Company’s Series A Preferred Stock approved a Second Amended and Restated Certificate of Incorporation, to be effective prior to the completion of the Company’s IPO, to, among other things, convert and redeem the Company’s outstanding Series A Preferred Stock for a combination of Common Stock and Series B preferred stock. This was approved by the Company’s preferred stockholders in an action by written consent in July 2011 and by the common stockholders during the Company’s annual stockholder meeting on October 26, 2011.

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which effected a one-for-2.5 reverse stock split of the issued and outstanding shares of common stock. The Company’s Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Class A Common Stock and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B preferred stock.

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.5% per annum. All Series A Preferred Stock was converted and no Series A Preferred Stock remains outstanding.

The rights, preferences, privileges and restrictions granted to and imposed on the preferred stock are set forth below. The holders of preferred stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.

Series B Preferred Stock

Dividend Provisions

The holders of the Series B preferred stock are entitled to receive, when, as and if declared by the Company Board, cumulative dividends on each outstanding share of Series B preferred stock at the annual rate of 4.50% of the stated value. Dividends are payable semi-annually in arrears on June 30 and December 30 of each year. The Company may, at its option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date. The Company can only defer two such dividend payments and may not defer consecutive dividend payments. The Company will pay any dividend in cash, by delivering shares of Common Stock or through any combination of cash and shares of Common Stock. During May 2012, the Company Board declared its first dividend with respect to the Series B preferred stock in the amount of $0.49 per share in cash. Total dividends paid on June 30, 2012 were $1,470. The payment was pro-rated to give effect to the fact that the Series B preferred stock was not issued until January 24, 2012. During December 2012, the Company Board declared its second dividend with respect to the Series B preferred stock in the amount of $0.5625 per share in cash. The second dividend was paid in December 2012 in the amount of $1,685.

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

Redemption Rights

Except as set forth below, the Company may not redeem the Series B preferred stock prior to January 16, 2014, which is referred to as the Initial Optional Redemption Date. On or after the Initial Optional Redemption

Date, the Series B preferred stock may be redeemed at the Company’s option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends, which the Company refers to as the Redemption Price. If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B preferred stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B preferred stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B preferred stock.

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

Preferred Stock Issued During 2012:

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B preferred stock with cumulative dividends of 4.5% per annum.

NOTE 5—ACQUISITIONS AND EQUITY TRANSACTIONS

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

The following pro forma condensed combined results of operations assume that the Blackhawk Merger and CIE Asset Acquisition were completed as of January 1, 2010:

2010
Revenues	$216,609
Net loss	$(24,633)

Nova Biosource Fuels, Inc.

On April 8, 2010, the Company entered into a series of agreements related to the asset purchase agreement with Nova Biosource Fuels, Inc. In September 2009, the United States Bankruptcy Court for the District of Delaware entered an order authorizing the sale of assets by Nova Biofuels Seneca, LLC (Nova Seneca) and Nova Biosource Technologies, LLC, (Nova Technologies), to a wholly owned subsidiary of Biofuels, pursuant to terms of an Asset Purchase Agreement, dated as of September 23, 2009 (the Nova Asset Purchase Agreement). The assets of Nova Seneca and Nova Technologies (the Seneca Assets), including the 60 mmgy biodiesel facility located in Seneca, Illinois (Seneca Facility) were acquired from Chapter 11 debtors in possession initially by the Company and immediately thereafter were sold to Landlord which was indirectly owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc., USRG Holdco V, LLC and West Central Cooperative. These stockholder parties facilitated the transactions described above by, among other things, creating Landlord, investing $4,000 for repairs to the Seneca Facility and in consideration therefore received guarantees of certain payments and other obligations from the Company described below.

REG Seneca and Landlord entered into a Lease Agreement that governs REG Seneca’s lease of the Seneca Facility from Landlord. The Lease had a term of 7 years on a net lease basis covering the debt service on $36,250 of mortgage indebtedness against the Seneca Facility, as well as taxes, utilities, maintenance and other operating expenses.

REG Seneca paid Landlord a $600 per year fee (Fee), payable $150 per quarter, which was guaranteed by the Company. During the term of the lease, Seneca Holdco had a put option to the Company of the Landlord equity interests after one year, April 8, 2011, provided the Company had a minimum excess net working capital (as defined) of 1.5 times the put/call price. During this time, the Company also had a call option of the Landlord equity interests. The put/call price was the greater of three times the initial investment or an amount yielding a 35% internal rate of return. If the put/call was exercised within three years, the Fee and distributions in the first three years were credited to the put/call price. At the time the put or call was exercised, the Company would issue 60,000 shares of Common Stock to Seneca Holdco.

The Company determined that the Seneca Assets did not constitute a business as defined under ASC Topic 805 on the basis that the Seneca Assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the purchase of the Seneca Assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition. See “Note 6—Variable Interest Entities” for information on the accounting of the aforementioned transaction.

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

Clovis Biodiesel, LLC

On September 21, 2010, REG Clovis, LLC, a wholly owned subsidiary of the Company, acquired substantially all the assets of Clovis Biodiesel, LLC, a wholly owned subsidiary of the ARES Corporation. At closing, the Company delivered to ARES Corporation 860,000 shares of Common Stock in exchange for the assets of Clovis and $8,000 cash.

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
Assets (liabilities) acquired:
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

Seneca Landlord was determined to be a consolidated variable interest entity (VIE) prior to the exercise of the option available under the Put/Call Agreement, thus the basis of the assets recorded were not impacted by its exercise. See “Note 6—Variable Interest Entities”. The payment of cash and Class A Common Stock shown below was used to relieve the Company’s obligation reflected on the condensed consolidated balance sheet as the Seneca Holdco Liability.

A summary of the acquisition price is as follows:

	Final Value at January 24, 2012
	Fair Value	Fair Value per Share
Fair value of consideration issued:
Cash	$11,063
Class A Common Stock	591	$9.85

Total	$11,654

North Texas Bio Energy, LLC

On October 26, 2012, the Company and REG New Boston, LLC (New Boston), a subsidiary of the Company, completed its acquisition of North Texas Bio Energy, LLC. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of NTBE in exchange for 900,000 shares of the Company’s common stock and $324 in cash. The assets of NTBE consisted of an idled 15 mmgy nameplate capacity biodiesel facility and related assets, located in New Boston, Texas. The facility has remained idled pending completion of certain upgrades we expect to complete in second quarter 2013.

The Company determined that the NTBE assets did not consititue a business as defined under ASC Topic 805 on the basis that the NTBE assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the NTBE assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

The following table summarized the allocation of the purchase price to the fair values of the assets acquired at the date of acquisition:

Allocation at October 26, 2012
Assets acquired:
Other current assets	$17
Property, plant and equipment	4,636

Fair value of common stock issued	$4,653

The acquisition price is summarized as follows:

	Value at October 26, 2012
	Fair Value	Fair Value per Share
Fair value of consideration issued:
Cash	$324
Common Stock	4,329	$4.81

Total	$4,653

BullDog Biodiesel, LLC

On November 16, 2012, the Company and REG Atlanta, LLC (Atlanta), a subsidiary of the Company, completed its acquisition of BullDog Biodiesel, LLC. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of BullDog in exchange for $1,323 in cash and $1,336 of in-kind contribution. The assets of BullDog consisted of an idled 15 mmgy nameplate capacity biodiesel facility and related assets, located near Atlanta, Georgia. The facility had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made.

The Company determined that the BullDog assets were not a business as defined under ASC Topic 805 on the basis that the BullDog assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the BullDog assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.

The following table summarized the allocation of the purchase price to the fair values of the assets acquired at the date of acquisition:

Allocation at November 16, 2012
Assets acquired:
Other current assets	$13
Property, plant and equipment	2,646

Fair value of common stock issued	$2,659

The acquisition price is summarized as follows:

Value at November 16, 2012
Fair value of consideration issued:
Cash	$1,323
In-kind contribution	1,336

Total	$2,659

NOTE 6—VARIABLE INTEREST ENTITIES

The Company has a 50% ownership in 416 S. Bell, LLC (Bell, LLC), a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC (Dayton Park), to purchase Bell, LLC and commencing on January 1, 2013, Dayton Park has the right to execute a put option with the Company to sell Bell, LLC. The Company determined it was the primary beneficiary of Bell, LLC and has consolidated Bell, LLC into the Company’s financial statements since January 1, 2011. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. The note is secured by a mortgage interest in the office building. During July 2011, the note was amended to reflect the current interest rate of 4.5% per annum and maturity date of July 14, 2014.

The following table summarizes the fair values of the assets and liabilities recorded by the Company as a result of the consolidation of Bell, LLC:

Allocation at January 1, 2011
Assets (liabilities) acquired:
Cash	$22
Property, plant and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)

Carrying value of previously held equity method investment	$566

On April 8, 2010, the Company determined that Landlord was a VIE and was consolidated into the Company’s financial statements as it is the PB. See “Note 5 – Acquisitions and Equity Transactions” for a description of the acquisition. The Company had a put/call option with Seneca Holdco to purchase Landlord and leased the plant for production of biodiesel, both of which represented a variable interest in Landlord that are significant to the VIE. Although the Company did not have an ownership interest in Seneca Holdco, it was determined that the Company was the PB due to the related party nature of the entities involved, the Company’s ability to direct the activities that most significantly impact Landlord’s economic performance and the design of Landlord that ultimately gave the Company the majority of the benefit from the use of Seneca’s assets. The Company had elected the fair value option available under ASC Topic 825 on the $4,000 investment made by Seneca Holdco and the associated put and call options (the Seneca Holdco liability). Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by, and those liabilities are obligations of, Landlord, not the Company.

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

On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions and Equity Transactions” for a description of the acquisition.

The carrying values and maximum exposure for all unconsolidated VIE’s as of December 31, are as follows:

	2012		2011
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
WIE	$613	$613	$576	$576
WDB	2,005	2,005	2,005	2,005

	$2,618	$2,618	$2,581	$2,581

NOTE 7—INVENTORIES

Inventories consist of the following at December 31:

	2012	2011
Raw materials	$9,835	$13,820
Work in process	448	677
Finished goods	34,923	27,613

Total	$45,206	$42,110

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Company owned property, plant and equipment consists of the following at December 31:

	2012	2011
Land	$987	$753
Building and improvements	50,688	28,510
Leasehold improvements	6,879	6,584
Machinery and equipment	127,167	96,871

	185,721	132,718
Accumulated depreciation	(28,097)	(17,828)

	157,624	114,890
Construction in process	85,261	70,501

Total	$242,885	$185,391

Property, plant and equipment of consolidated VIE’s consists of the following at December 31:

	2012	2011
Land	$404	$404
Building and improvements	6,290	24,854
Leasehold improvements	—	6
Machinery and equipment	—	25,104

	6,694	50,368
Accumulated depreciation	(1,289)	(3,536)

Total	$5,405	$46,832

NOTE 9—INTANGIBLE ASSETS

Intangible assets consist of the following at December 31:

	2012	2011
Raw material supply agreement intangibles	$4,919	$4,496
Ground lease	200	200
Accumulated amortization	(510)	(258)

Total intangible assets	$4,609	$4,438

The raw material supply agreement acquired during 2010 (see “Note 5—Acquisitions and Equity Transactions”) is amortized over its 15 year term based on actual usage under the agreement. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.

Amortization expense of $252, $200 and $36 for intangible assets is included in cost of goods – biodiesel in the statement of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization expense for fiscal years ended December 31 is as follows:

2013	$279
2014	293
2015	306
2016	321
2017	336
Thereafter	3,074

Total	$4,609

NOTE 10—INVESTMENTS

Investments consist of the following at December 31:

	2012		2011
	Ownership	Balance	Ownership	Balance
Investment and accumulated earnings in:
WIE (a)	2%	$613	2%	$576
WDB (a)	8%	2,005	8%	2,005

Total		$2,618		$2,581

(a)	As of May 2010 and August 2010, the accounting method for the investments in WIE and WDB, respectively, changed from the equity method to the cost method due to the Company no longer having the ability to significantly influence their operations.

The condensed financial information of equity method investments for the years ended December 31, which includes the Company’s investment in SoyMor through July 2011 prior to the Company’s acquisition of SoyMor and its related assets, is as follows, with no balance sheet amounts noted for 2012 and 2011:

	2012	2011	2010
CONDENSED STATEMENT OF OPERATIONS:
Sales	$—	$—	$6,895
Costs of goods sold	—	(7)	(5,970)
Operating and other expenses	—	(1,667)	(6,838)

Net loss	$—	$(1,674)	$(5,913)

NOTE 11—OTHER ASSETS

Prepaid expense and other current assets consist of the following at December 31:

	2012	2011
Commodity derivatives and related collateral, net	$7,637	$8,527
Prepaid insurance	1,109	999
Prepaid service contracts	552	246
Prepaid raw materials	—	686
Prepaid storage	515	515
Deposits	857	1,295
RIN inventory	99	3,477
Common stock issuance costs	—	3,152
Income taxes receivable	4,735	—
Other	308	191

Total	$15,812	$19,088

RIN inventory is valued at the lower of cost or market. RIN values, as reported by the Oil Price Information Service (OPIS), declined sharply during the third quarter of 2012 and remained low throughout the end of the year. RIN inventory values were adjusted in the amount of $21 at December 31, 2012 to reflect the lower of cost or market. There was no RIN inventory adjustment made for lower of cost or market at December 31, 2011.

Other noncurrent assets consist of the following at December 31:

	2012	2011
Debt issuance costs (net of accumulated amortization of $ 923 and 4,148 in 2012 and 2011, respectively)	$946	$1,504
Spare parts inventory	3,546	4,345
Other	859	419

Total	$5,351	$6,268

NOTE 12—ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31:

	2012	2011
Accrued property taxes	$1,201	$1,115
Accrued employee compensation	3,375	5,166
Accrued interest	47	197
Unfavorable lease obligation, current portion	1,129	1,129
Incentive stock liability	423	1,469
Income tax payable	—	649
Other	300	715

Total	$6,475	$10,440

Other noncurrent liabilities consist of the following at December 31:

	2012	2011
Fair value of interest rate swap	$46	$41
Liability for unrecognized tax benefits	1,900	1,500
Deferred grant revenue	745	745
Straight-line lease liability	4,011	4,427
Bell, LLC member investment on consolidation	590	549

Total	$7,292	$7,262

In connection with an acquisition in June 26, 2008, the Company assumed a ground lease associated with its terminal facility in Houston, Texas. The terms of the lease require the Company to pay above market rentals through the remainder of the lease term expiring in 2021. The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease. The amount expected to be amortized in 2013 of $1,129 is presented in accrued expenses and other liabilities.

The unfavorable lease obligation consists of the following:

	2012	2011
Unfavorable lease obligation	$13,612	$13,612
Accumulated amortization	(3,448)	(2,319)

Total unfavorable lease obligation	10,164	11,293
Current portion	(1,129)	(1,129)

	$9,035	$10,164

The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease.

An amortization benefit of $1,129 for the years ended December 31, 2012 and 2011 is included in the cost of biodiesel sales.

Estimated amortization benefit for the fiscal years ending December 31 is as follows:

2013	$1,129
2014	1,129
2015	1,129
2016	1,129
2017	1,129
Thereafter	4,519

$10,164

NOTE 13—BORROWINGS

The Company’s term borrowings at December 31 are as follows:

	2012	2011
REG Danville term loan	$10,060	$15,889
REG Newton term loan	21,175	22,695
Other	1,496	2,170

Total notes payable	$32,731	$40,754

Seneca Landlord term loan	$—	$36,250
Bell, LLC promisory note	4,313	4,548

Total notes payable—variable interest entities	$4,313	$40,798

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate is 5.21% at December 31, 2012. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The excess cash flow payment required for December 31, 2012 is $1,429. A one-time principal payment was made in November 2011 totaling $6,243. The one-time principal payment included $2,000 paid from the debt service reserve, which was reduced from $3,500 to $1,500, which is the continuing guarantee obligation of the Company.

The REG Newton term debt is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at December 31, 2012 and 2011 was 5.00%). REG Newton was required to make interest only payments on a monthly basis through February 2011. Beginning in March 2011, REG Newton was required to make reduced principal payments of $60 plus interest through September 2011. Beginning in October 2011, REG Newton is required to make principal payments of $120 plus interest until the maturity date of March 8, 2013. Beginning on January 1, 2011, under the AgStar Loan, REG Newton is required to maintain a debt service reserve account (Debt Reserve) equal to 12-monthly payments of principal and interest on the AgStar Loan. At each fiscal year end thereafter until such time as the balance in the Debt Reserve contains the required 12-months of payments, REG Newton must deposit an amount equal to its Excess Cash Flow. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, any increase in working capital from the prior year until working capital exceeds $6,000, up to $500 in maintenance capital expenditure, allowed distributions and payments to fund the Debt Reserve. Also beginning on January 1, 2011, provided that REG Newton is in compliance with the working capital ratios and the Debt Reserve is funded, REG Newton must make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. There were no required excess cash flow payments for 2012 or 2011. On December 20, 2012, REG Newton and AgStar Financial Services, PCA (AgStar) extended the term of the AgStar Loan. The maturity date of the AgStar Loan was extended until March 8, 2014.

On May 1, 2012, REG Seneca, LLC (REG Seneca), formally Seneca Landlord, entered into a second amendment to the amended and restated credit agreement, dated April 9, 2010, with WestLB due to the acquisition of Seneca Landlord on January 24, 2012. See “Note 5 – Acquisitions and Equity Transactions” for a description of the acquisition. The note required that interest be accrued at different rates based on whether it is a

Base Rate Loan or Eurodollar Loan at either 2.0% over the higher of 50 basis points above the Federal Funds Effective Rate or the WestLB prime rate for Base Rate Loans or 3.0% over adjusted LIBOR for Eurodollar Loans. On December 20, 2012, REG Seneca repaid in full all outstanding obligations under its amended and restated credit agreement which amounted to $34,437. This amount was repaid from the cash generated at the Company facility in Seneca, Illinois since its acquisition in 2010. No penalties were due in connection with such repayment. Upon repayment, the credit agreement was terminated.

The Company’s revolving borrowings at December 31 are as follows:

	2012	2011
Total revolving loans (current)	$—	$4,035

The Company has a revolving credit facility that two of the Company’s subsidiaries entered into on December 23, 2011 with a bank group and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Company guaranteed the obligations of its subsidiaries under the Wells Fargo Revolver, which provides for the extension of revolving loans in an aggregate principal amount not to exceed $40,000, based on eligible inventory, accounts receivable and blenders credits of the subsidiary borrowers and the inventory of certain affiliates. There is the opportunity for additional lender increases up to a maximum commitment of $60,000. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 3.25 percent. All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate , plus 1.5% and (D) the “prime rate,” plus 1.00 to 1.75 percent. The effective interest rate is 4.75% at December 31, 2012 and 2011.

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

The credit agreements of the subsidiaries mentioned above contain various customary affirmative and negative covenants. Many of the agreements, but not all, also contain certain financial covenants, including a current ratio, net worth ratio, fixed charge coverage ratio, maximum funded debt to earnings before interest depreciation and amortization ratio and a maximum capital expenditure limitation. Negative covenants include restrictions on incurring certain liens; making certain payments, such as distributions and dividend payments; making certain investments; transferring or selling assets; making certain acquisitions; and incurring additional indebtedness. The agreements generally provide that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control or insolvency.

The Company was in compliance with all restrictive financial covenants associated with its borrowings.

Maturities of the term borrowings are as follows for the years ending December 31:

2013	$5,238
2014	27,394
2015	649
2016	660
2017	332
Thereafter	2,771

Total	37,044
Less: current portion	(5,238)

$31,806

NOTE 14—INCOME TAXES

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2012		2011
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Goodwill	$—	$11,999	$—	$12,836
Net operating loss carryforwards	—	4,806	—	4,083
Tax credit carryforwards	—	3,068	—	3,068
Start-up costs	—	1,362	—	1,451
Stock-based compensation	—	1,214	—	3,354
Seneca Holdco liability	—	—	—	1,536
Notes payable—variable interest entities	—	—	—	13,916
Deferred revenue	—	—	2,590	—
Houston terminal lease	—	2,139	—	2,320
Accrued compensation	1,113	—	1,769	—
Inventory capitalization	985	—	606	—
Allowance for doubtful accounts	802	—	584	—
Other	236	678	70	577

Deferred tax assets	3,136	25,266	5,619	43,141
Deferred Tax Liabilities:
Prepaid expenses	(596)	—	(498)	—
Property, plant and equipment	—	(23,425)	—	(16,671)
Property, plant and equipment—variable interest entities	—	—	—	(15,004)
RIN inventory	—	—	(1,335)	—
Deferred revenue cost of goods sold	—	—	(217)	—
Other	(28)	(872)	(307)	(924)

Deferred tax liabilities	(624)	(24,297)	(2,357)	(32,599)

Net deferred tax assets	2,512	969	3,262	10,542
Valuation allowance	—	—	(846)	(6,491)

Net deferred taxes	$2,512	$969	$2,416	$4,051

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

The Company continues to evaluate the need for a valuation allowance, and as of December 31, 2012, management analyzed all available positive and negative evidence, including historical cumulative book earnings, timing of temporary difference reversals, the carry forward periods and ability to carry back net operating losses and outlook for the industry. Based on such analysis, giving weight to objectively verifiable evidence, and the availability of carry back claims to realize and offset previously paid taxes, management believes that the Company will more-likely-than-not realize all of the deferred tax assets and accordingly has reversed all of the valuation allowance offsetting deferred tax assets as of December 31, 2012.

At December 31, 2012, the Company had federal and state net operating loss carry-forwards of approximately $4,806. If not utilized, the federal net operating losses will begin to expire in 2030, while the expiration date for state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry forwards in any one year. The Company has performed a study to determine the impact of changes in ownership on utilization of carry forward attributes, the results of which have been incorporated into our financial statements.

At December 31, 2012, the Company had federal small agri-biodiesel producer tax credit carry-forwards of approximately $3,068. If not utilized, these small agri-biodiesel producer tax credits will expire at various times between 2026 and 2028.

Income tax benefit (expense) for the years ended December 31 is as follows:

	2012	2011	2010
Current income tax (expense) benefit
Federal	$(912)	$(4,883)	$—
State	(588)	(3,066)	—

	(1,500)	(7,949)	—
Deferred income tax (expense) benefit
Federal	(9,857)	(4,709)	(9,419)
State	(1,187)	(1,703)	(962)
Net operating loss carryforwards created (utilized)	3,753	(19,946)	11,972
Other	—	—	(481)

	(7,291)	(26,358)	1,110

Income tax (expense) benefit before valuation allowances	(8,791)	(34,307)	1,110
Deferred tax valuation allowances	7,337	31,325	2,142

Income tax (expense) benefit	$(1,454)	$(2,982)	$3,252

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate (35%) primarily as a result of state income taxes net of federal income tax effects, income or loss from the change in fair value of embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, reductions in the stock-based compensation deferred tax asset due to a lower tax versus book basis upon vesting of awards and various disallowed deductions. A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2012	2011	2010
U.S. Federal income tax (expense) benefit at a statutory rate of 35 percent	$(8,256)	$(32,090)	$8,452
State taxes, net of federal income tax benefit	(684)	(3,020)	863
Gain/(loss) on embedded derivative	4,191	2,779	(3,166)
Reduction in stock-based compensation deferred tax asset	(3,686)	—	—
Domestic production activities deduction	—	307	—
Seneca Landlord	200	(1,701)	—
Transaction costs	—	—	(386)
Conversion of stock options to restricted stock units	—	—	(3,917)
Unrecognized tax benefits	(400)	—	—
Other, net	(156)	(582)	(736)

Total (expense) benefit for income taxes before valuation allowances	(8,791)	(34,307)	1,110
Valuation allowances	7,337	31,325	2,142

Total (expense) benefit for income taxes	$(1,454)	$(2,982)	$3,252

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

A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2012	2011	2010
Beginning of year balance	$1,500	$1,500	$1,500
Increases to tax positions expected to be taken	—	—	—
Increases to tax positions taken during prior years	400	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—

End of year balance	$1,900	$1,500	$1,500

The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $1,428, $1,041 and $1,028 at December 31, 2012, 2011 and 2010, respectively. The remaining liability for unrecognized tax benefits was related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2012 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.

The U.S. Internal Revenue Service has examined the Company’s federal income tax returns through 2008, and is currently examining 2010 and 2011. The Company’s state and local income tax returns have not been examined by any state or local tax authority. Generally, the Company’s U.S. federal income tax returns after 2008 remain open and subject to examination, while various state income tax returns also remain subject to examination by state taxing authorities.

NOTE 15—STOCK-BASED COMPENSATION

On October 26, 2011, the stockholders approved the approved the 2009 Stock Incentive Plan (the 2009 Plan) which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units (RSU’s) and stock appreciation rights (SAR’s) at the discretion of the Board as compensation to employees, consultants of the Company and to non-employee directors. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.

The Company recorded stock-based compensation expense of $13,119, $5,934 and $1,376 for the years ended December 31, 2012, 2011 and 2010, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2012, there was $9,220 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.8 years.

Stock Options

On August 18, 2010, the Biofuels Board cancelled the stock options held by company employees. This cancellation was concurrent with the issuance of the RSU’s under the 2009 Plan. Options held by non-employees were assumed by the Company and will remain outstanding under the same conditions.

The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options oustanding—January 1, 2010	883,420	$23.88	6.8 years
Granted	—
Exercised	—
Forfeited	(12,200)	$23.75
Cancelled	(783,694)	$23.88

Options outstanding—December 31, 2010	87,526	$23.75	5.6 years
Granted	—
Exercised	—
Forfeited	(500)	$23.75

Options outstanding—December 31, 2011	87,026	$23.75	4.6 years
Granted	—
Exercised	—
Forfeited	—

Options outstanding—December 31, 2012	87,026	$23.75	3.6 years

Options exercisable—December 31, 2012	87,026	$23.75	3.6 years

All stock options that remain outstanding are fully vested and exercisable. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

Restricted Stock Units

On August 18, 2010, the Company Board approved the distribution of RSU’s to employees of the Company. The cancellation of the employee stock options and issuance of the RSU’s was accounted for in accordance with ASC Topic 718. The Company followed modification accounting which requires the expense to be recognized based upon the excess fair value of the new awards over the original awards as determined on the modification date. The excess fair value was calculated based upon the difference between the fair value of the restricted stock unit price at issuance and the fair value of the stock options cancelled utilizing the Black-Scholes options pricing model as of the same date. The Company used the assumptions set forth in the table below for the Black-Scholes options pricing model:

2010
The weighted average fair value of restricted stock units issued (per unit)	$ 0.33-$ 1.88
Dividend yield	0%
Weighted average risk-free interest rate	0.5%-1.4%
Weighted average expected volatility	40%-50%
Expected life in years	1.25-4.00

The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding—January 1, 2010	—
Issued	1,156,286	$12.50
Forfeited	(2,200)	$11.85

Awards outstanding—December 31, 2010	1,154,086	$12.50
Issued	299,033	$33.75
Vested and exercised	(50,000)	$33.75
Forfeited	(6,400)	$12.53

Awards outstanding—December 31, 2011	1,396,719	$16.29
Issued	411,456	$8.93
Vested and exercised	(1,294,519)	$13.65
Forfeited	(8,040)	$10.51

Awards outstanding—December 31, 2012	505,616	$17.14

The RSU’s convert into one share of common stock upon vesting. RSU’s cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards, excluding those described above and those issued to the Company’s Board, is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events. As a result of the Company’s IPO on January 24, 2012 (see “Note 3— Stockholders’ Equity of the Company”) a common stock liquidity-related performance condition was satisfied and 1,244,519 shares vested in relation to this event during 2012.

In September 2011, the Company awarded Daniel J. Oh 400,000 restricted stock units in connection with his appointment as the Company’s Chief Executive Officer. Related to these restricted stock units, 200,000 were granted on September 28, 2011 and will vest over a four year service period ending December 31, 2014. The other 200,000 restricted stock units will vest according to both a service condition annually over four years and the satisfaction of a performance condition in each of the four years ending December 31, 2015. The performance condition necessary for vesting requires that the Company achieve certain performance targets in each annual service period. Accordingly, the second 200,000 restricted stock units do not yet have a grant date for accounting purposes, and no compensation expense has been recorded as of December 31, 2012.

Stock Appreciation Rights

The following table summarizes information about SAR’s granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR’s outstanding—January 1, 2012	—
Granted	1,055,805	$9.47
Exercised	—
Forfeited	(1,960)	$9.19

SAR’s outstanding—December 31, 2012	1,053,845	$9.47	9.3 years

SAR’s exercisable—December 31, 2012	—

SAR’s expected to vest—December 31, 2012	1,053,845	$9.47	9.3 years

The SAR’s vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

2012
The weighted average fair value of stock appreciation rights issued (per unit)	$ 2.73 - $ 3.99
Dividend yield	0%
Weighted average risk-free interest rate	0.7% - 0.9%
Weighted average expected volatility	40%
Expected life in years	6.25

There was no intrinsic value of options granted, exercised or outstanding during the periods presented.

NOTE 16—RELATED PARTY TRANSACTIONS

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

Summary of Related Party Transactions

		2012		2011		2010
	Revenues—Biodiesel sales	$6	(a)	$5,161	(a)	$4,261	(a)
	Cost of goods sold—Biodiesel	$54,364	(b)	$263,562	(b)	$112,891	(b)
	Selling, general, and administrative expenses	$158	(c)	$1,505	(c)	$1,601	(c)
	Other income	$—	(d)	$—	(d)	$180	(d)
	Interest expense	$32	(e)	$761	(e)	$334	(e)

(a)	Represents transactions with related parties as follows:
	West Central	$6		$11		$20
	Bunge	—		2,124		—
	ED & F Man	—		3,026		4,241

		$6		$5,161		$4,261

(b)	Represents transactions with related parties as follows:
	West Central	$50,415		$48,510		$14,739
	Bunge	3,949		203,092		96,659
	ED & F Man	—		11,960		—
	Network plants	—		—		1,493

		$54,364		$263,562		$112,891

(c)	Represents transactions with related parties as follows:
	West Central	$45		$102		$174
	Bunge	113		1,403		993
	ED & F Man	—		—		90
	Bell, LLC	—		—		344

		$158		$1,505		$1,601

(d)	Represents transactions with Blackhawk Biofuels
(e)	Represents transactions with related parties as follows:
	West Central	$23		$96		$123
	Bunge	9		308		211
	USRG	—		357		—

		$32		$761		$334

Summary of Related Party Balances

		2012		2011
	Accounts receivable	$771	(a)	$47	(a)
	Other assets	$692	(b)	$—	(b)
	Accounts payable	$2,950	(c)	$3,634	(c)
	Long-term maturities of notes payable	$—	(d)	$214	(d)

(a)	Represents balances with related parties as follows:
	West Central	$771		$22
	Bunge	—		25

		$771		$47

(b)	Represents balances with West Central
(c)	Represents balances with related parties as follows:
	West Central	$2,950		$784
	Bunge	—		2,850

		$2,950		$3,634

(d)	Represents balances with West Central

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

Bunge North America

Prior to 2012, the Company purchased feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks were reflected in costs of goods sold – biodiesel when sold to the end customer. The Company also made sales of biodiesel and raw materials to Bunge.

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

Third Party Network Plants

In prior periods the Company received certain fees for the marketing and sale of product, produced by and the management of, a third party network of facilities, in which the Company has also invested. As an additional incentive to the Company and compensation for the marketing, sales and management services being rendered, these facilities paid a bonus to the Company on an annual basis equal to a percentage of the net income of the facility, as defined by the management agreement. During July 2011, the Company completed its purchase of substantially all the assets of SoyMor. See “Note 5—Acquisitions and Equity Transactions” for a description of the transaction. As of December 31, 2012, the Company did not manage any biodiesel production facilities owned by independent investment groups.

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

NOTE 17—OPERATING LEASES

The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $11,114, $7,299 and $5,950 for the years ended December 31, 2012, 2011 and 2010, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2013	$10,849
2014	9,848
2015	8,526
2016	8,299
2017	7,804
Thereafter	37,549

Total minimum payments	$82,875

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

NOTE 18 — DERIVATIVE INSTRUMENTS

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

These derivative contracts are accounted for in accordance with ASC Topic 815 that requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. ASC Topic 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded currently in earnings.

As of December 31, 2012, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of December 31, 2012, the Company had 3,110 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The Company’s interest rate swap which existed as of December 31, 2010 expired in November 2011. The Company entered into a new interest rate swap in December 2011. The interest rate swap agreement has an outstanding notional value of $5,245 as of December 31, 2012.

The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreements were $46 and $41 at December 31, 2012 and 2011, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

ASC Topic 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as accounting hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded currently in earnings. As of December 31, 2012, the Company posted $8,053 of collateral associated with its commodity-based derivatives with a net liability position of $416.

The Company’s preferred stock embedded conversion feature related to the Series A Preferred Stock that was converted upon our IPO is further discussed in “Note 2—Summary of Significant Accounting Policies.”

The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap			Other liabilities	$46
Commodity swaps	Prepaid expenses and other assets	$305	Prepaid expenses and other assets	476
Commodity options	Prepaid expenses and other assets	143	Prepaid expenses and other Assets	388

Total derivatives		$448		$910

	As of December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Embedded derivative			Preferred stock embedded conversion feature derivatives	$53,822
Interest rate swap			Other liabilities	41
Commodity swaps	Prepaid expenses and other assets	$880	Prepaid expenses and other assets	203

Total derivatives		$880		$54,066

		2012	2011	2010
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$11,975	$7,939	$(8,208)
Interest rate swap	Other income (loss)	(5)	571	469
Commodity futures	Cost of goods sold—Biodiesel	(4)	(97)	—
Commodity swaps	Cost of goods sold—Biodiesel	(4,254)	2,557	(1,213)
Commodity options	Cost of goods sold—Biodiesel	(364)	567	—

Total		$7,348	$11,537	$(8,952)

NOTE 19—FAIR VALUE MEASUREMENT

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

A summary of assets (liabilities) measured at fair value as of December 31 is as follows:

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(46)	$—	$(46)	$—
Commodity swaps	$(171)	—	(171)	—
Commodity options	$(245)	—	(245)	—

	$(462)	$—	$(462)	$—

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Preferred stock embedded derivatives	$(53,822)	$—	$—	$(53,822)
Interest rate swap	$(41)	—	(41)	—
Seneca Holdco liability	$(11,903)	—	—	(11,903)
Commodity swaps	$677	—	677	—

	$(65,089)	$—	$636	$(65,725)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Blackhawk Subordinated Debt	Blackhawk Unit Interest
Beginning balance—January 1, 2010	$(4,104)	$—	$—	$—
Total unrealized gains (losses)	—	(4,179)	—	—
Deconsolidation of Blackhawk	(8,208)	—	24,298	3,678
Purchases, issuance, and settlements, net	(49,448)	437	—	291
Purchase accounting consolidation	(1)	(6,664)	(24,298)	(3,969)

Ending balance—December 31, 2010	(61,761)	(10,406)	—	—
Total unrealized gains (losses)	7,939	(2,097)	—	—
Purchase accounting consolidation	—	600	—	—

Ending balance—December 31, 2011	(53,822)	(11,903)	—	—
Total realized gains	11,975	349	—	—
Purchases	—	—	—	—
Issuance	—	—	—	—
Settlements	41,847	11,554	—	—

Ending balance—December 31, 2012	$—	$—	$—	$—

.

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

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of membership interest of Seneca Landlord. The fair value of the Seneca Holdco liability was determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2012		2011
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(37,044)	$(37,000)	$(85,587)	$(85,592)

NOTE 20—BUSINESS CONCENTRATIONS

Certain customers represented greater than 10% of the total consolidated revenues of the Company for the three years ended December 31, 2012, 2011 and 2010. All customer amounts disclosed in the table are related to biodiesel sales:

	2012	2011	2010
Customer A	$—	$—	$4,241
Customer B	363,372	189,773	62,632

The Company maintains cash balances at financial institutions, which may at times exceed the $250 coverage by the U.S. Federal Deposit Insurance Company.

NOTE 21—REPORTABLE SEGMENTS

The Company reports its reportable segments based on services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the purchases and sales of biodiesel and raw material feedstocks acquired from third parties, sales of biodiesel produced under toll manufacturing arrangements with third party facilities, sales of processed biodiesel from Company facilities, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net sales:
Biodiesel	$1,014,797	$823,809	$215,142
Services	38,031	13,027	9,484
Intersegment revenues	(37,794)	(12,805)	(8,171)

	$1,015,034	$824,031	$216,455

Income (loss) before income taxes and income (loss) from equity investments:
Biodiesel	$58,349	$127,187	$21,126
Services	(26)	24	506
Corporate and other (a)	(34,610)	(35,802)	(45,783)

	$23,713	$91,409	$(24,151)

Depreciation and amortization expense, net:
Biodiesel	$7,111	$8,833	$5,928
Services	38	4	—
Corporate and other	772	638	—

	$7,921	$9,475	$5,928

Cash paid for purchases of property, plant and equipment:
Biodiesel	$11,409	$3,823	$4,550
Services	396	53	—
Corporate and other	849	930	—

	$12,654	$4,806	$4,550

	2012	2011	2010
Goodwill:
Biodiesel	$68,784	$68,784	$68,784
Services	16,080	16,080	16,080

	$84,864	$84,864	$84,864

Assets:
Biodiesel	$357,305	$341,863	$310,021
Services	20,033	20,474	20,799
Corporate and other (b)	118,446	122,110	38,823

	$495,784	$484,447	$369,643

(a)	Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.
(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 22—COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 23—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Revenues	$188,247	$271,927	$322,912	$231,948
Gross profit	17,034	30,949	2,791	7,549
Selling, general, and administrative expenses	12,962	11,014	9,902	8,544
Income (loss) from operations	4,072	19,935	(7,111)	(995)
Other income (expense), net	11,308	(1,031)	(1,094)	(1,371)
Net income (loss)	14,017	14,433	(6,040)	(151)
Net income (loss) per share attributable to common stockholders—basic	1.60	0.39	(0.24)	(0.03)
Net income (loss) per share attributable to common stockholders—diluted	0.60	0.39	(0.24)	(0.03)

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Revenues	$104,435	$196,312	$256,502	$266,782
Gross profit	8,228	30,393	54,545	34,045
Selling, general, and administrative expenses	6,278	7,812	11,045	9,344
Income (loss) from operations	1,950	22,581	43,500	24,701
Other income (expense), net	1,851	(23,446)	(41,404)	61,676
Net income (loss)	3,736	(948)	(2,007)	88,088
Net income (loss) per share attributable to common stockholders—basic	(0.40)	(0.78)	(0.85)	3.91
Net income (loss) per share attributable to common stockholders—diluted	(0.40)	(0.78)	(0.85)	0.98

NOTE 24—SUBSEQUENT EVENTS

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated credit for 2012. The retroactive credit for 2012 is estimated to result in a net benefit to the Company of approximately $58 million in the first half of 2013. The net benefit received will increase the Company’s income before income taxes by a similar amount. The Company will recognize the federal biodiesel blenders tax credit during the first quarter of 2013.

On February 8, 2013, the Company refinanced the promissory note related to Bell, LLC. The note bears interest at 3.5% and matures January 14, 2018. Amount outstanding at 12/31/12 was $4,313.

* * * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2012. In connection with our evaluation of disclosure controls and procedures, we have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our CEO and CFO, management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s quarter ended December 31, 2012 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(ii)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(iii)	Consolidated Statements of Redeemable Preferred Stock and Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(v)	Notes to the Consolidated Financial Statements for the three years ended December 31, 2012, 2011 and 2010.

(b) Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,287	$—
Notes receivable	8,618	—
Deferred income taxes	—	2,416
Prepaid expenses and other assets	5,518	3,692

Total current assets	25,423	6,108

Property, plant and equipment, net	2,193	861
Property, plant and equipment, net - Seneca Landlord, LLC	—	2,098
Intangible assets, net	4,476	4,290
Deferred income taxes	—	4,051
Investment in subsidiaries	403,549	321,937
Intercompany receivables	721	1,408
Long term notes receivable	14,093	—
Other assets	11	14

TOTAL ASSETS	$450,466	$340,767

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Current maturities of notes payable	$—	$2,596
Accounts payable	3,799	1,869
Accrued expenses	1,392	3,685
Deferred income taxes	529	—

Total current liabilities	5,720	8,150
Preferred stock embedded conversion feature derivatives	—	53,822
Seneca Holdco liability, at fair value	—	8,940
Deferred income taxes	36,939	—
Other liabilities	—	1,500

Total liabilities	42,659	72,412

COMMITMENTS AND CONTINGENCIES

Series A preferred stock ($.0001 par value; 14,000,000 shares authorized; 13,455,522 shares outstanding at December 31, 2011; redemption amount $222,016 at December 31, 2011)	—	147,779
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 2,995,106 shares issued and outstanding at December 31, 2012; redemption amount $74,878 at December 31, 2012)	83,043	—

EQUITY:
Company stockholders’ equity :
Common stock ($.0001 par value; 140,000,000 shares authorized; 30,559,935 shares outstanding at December 31, 2012)	3	—
Class A Common stock ($.0001 par value; 140,000,000 shares authorized; 13,962,155 shares outstanding at December 31, 2011)	—	1
Common stock—additional paid-in-capital	273,989	80,747
Warrants—additional paid-in-capital	147	3,698
Retained earnings	53,823	36,528

Total paid-in capital and retained earnings	327,962	120,974
Treasury stock (462,985 and 21,036 shares outstanding as of December 31, 2012 and 2011, respectively)	(3,198)	(398)

Total equity	324,764	120,576

TOTAL LIABILITIES AND EQUITY	$450,466	$340,767

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS)

	2012	2011	2010
Equity in earnings (losses) of subsidiaries of continuing operations	$20,071	$98,432	$(9,218)
Income from services provided to subsidiaries	5,138	500	490

Total income (loss)	25,209	98,932	(8,728)
General and administrative expenses	(25,473)	(13,019)	(3,951)
Change in fair value of preferred stock conversion feature embedded derivatives	11,975	7,939	(8,208)
Change in fair value of Seneca Holdco liability	349	(2,097)	(4,179)
Other income	109	35	19
Interest expense	(199)	(14)	(2)
Interest income	414	134	209

Income (loss) before income taxes and income loss from equity investments	12,384	91,910	(24,840)
Income tax benefit (expense)	9,804	(2,982)	3,252
Income (loss) from equity investments	71	(59)	—

Net income (loss)	22,259	88,869	(21,588)

Effects of recapitalization	39,107	—	8,521
Less - accretion of Series A preferred stock to redemption value	(1,808)	(25,343)	(27,239)
Less - changes in undistributed dividends allocated to preferred stockholders	(823)	(12,723)	(10,027)
Less—distributed dividends to preferred stockholders	(3,156)	—	—
Less—effect of participating preferred stock	(8,952)	(4,186)	—
Less—effect of participating share-based awards	(3,145)	(3,864)	—

Net income (loss) attributable to the company’s common stockholders	$43,482	$42,753	$(50,333)

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,259	$88,869	$(21,588)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Equity in (earnings) losses of continuing operations	(20,071)	(98,432)	9,218
Depreciation expense	157	410	241
Amortization expense	240	189	92
Provision for doubtful accounts	12	—	—
Stock compensation expense	13,119	5,934	1,376
(Income) loss from equity method investees	(71)	59	—
Deferred tax benefit	(7,794)	(4,967)	(3,252)
Change in fair value of preferred stock conversion feature embedded derivatives	(11,975)	(7,939)	8,208
Change in fair value of Seneca Holdco liability	(249)	2,097	4,179
Expense settled with stock issuance	1,898	—	—
Dividends received from subsidiary	—	6,802	—
Premium paid for Seneca Landlord investment	(7,063)	—	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	675	(564)	(633)
Prepaid expenses and other assets	(4,978)	(204)	536
Accounts payable	2,254	674	1,728
Accrued expenses	(973)	1,818	—

Net cash flows provided from (used in) operating activities	(12,560)	(5,254)	105

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in investments in subsidiaries	(352)	(158)	(1,855)
Cash paid for purchase of property, plant and equipment	(666)	(679)	(15)
Cash paid for acquisitions	(1,647)	—	—

Net cash flows used in investing activities	(2,665)	(837)	(1,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid on note payable	(22,711)	(1,482)	(2)
Cash paid on note receivables to subsidiaries	—	—	(4,664)
Cash received on note receivable from subsidiaries	(3,846)	4,671	—
Cash received on note payable from subsidiaries	1,250	2,596	—
Repayment of investment in Seneca Landlord	(4,000)	—	—
Cash received upon exercise of warrants	—	48	—
Cash received from issuance of common stock to ARES Corporation	—	—	8,000
Cash received from initial public offering	63,747	—	—
Cash paid for issuance cost of common and preferred stock	(1,699)	(1,199)	(280)
Cash paid for treasury stock	(3,074)	—	—
Cash paid for preferred stock dividends	(3,155)	—	—

Net cash flows provided from financing activities	26,512	4,634	3,054

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,287	(1,457)	1,289

CASH AND CASH EQUIVALENTS, Beginning of period	—	1,457	168

CASH AND CASH EQUIVALENTS, End of period	$11,287	$—	$1,457

See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I

RENEWABLE ENERGY GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

For The Three Years Ended December 31, 2012, 2011 and 2010

NOTE 1—BASIS OF PRESENTATION

The accompanying condensed financial statements (the Parent Company Financial Statements) of Renewable Energy Group, Inc., including the notes thereto, should be read in conjunction with the consolidated financial statements of Renewable Energy Group, Inc. and subsidiaries (the Company) and the notes thereto. The condensed financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2012.

The condensed financial information of Renewable Energy Group, Inc. includes only the financial information for the Registrant, Renewable Energy Group, Inc., excluding all of its consolidated subsidiaries. The accompanying financial statement information reflect the financial position, results of operations and cash flows of the Registrant on a separate, parent company basis. All subsidiaries and of Renewable Energy Group, Inc. and its subsidiaries are reflected as investments accounted for using the equity method. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Renewable Energy Group, Inc.’s audited Consolidated Financial Statements for the year ended December 31, 2012. The schedule is required based upon the limitations on dividends and distributions that its subsidiaries can make to the Registrant under the terms of their debt agreements as described in the Note 13 — Borrowings to the consolidated financial statements.

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

NOTE 3—INCOME TAXES

The Parent Company Financial Statements recognizes deferred tax assets and liabilities for the differences between the financial reporting and tax basis assets and liabilities at the financial statement date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. The Parent Company Financial Statements are included in the Company’s consolidated income tax return. However, the Parent Company Financial Statement’s income tax assets and liabilities are computed on a stand-alone basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Daniel J. Oh
Daniel J. Oh
President and Chief Executive Officer

Date: March 8, 2012

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

Date
/s/ Daniel J. Oh Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2012

/s/ Chad Stone Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 8, 2012

/s/ Chad A. Baker Chad A. Baker	Controller (Principal Accounting Officer)	March 8, 2012

/s/ Jeffrey Stroburg Jeffrey Stroburg	Director (Chairman)	March 8, 2012

/s/ Delbert Christensen Delbert Christensen	Director	March 8, 2012

/s/ Randolph L. Howard Randolph L. Howard	Director	March 8, 2012

/s/ Michael A. Jackson Michael A. Jackson	Director	March 8, 2012

/s/ Jonathan Koch Jonathan Koch	Director	March 8, 2012

/s/ Michael Scharf Michael Scharf	Director	March 8, 2012

/s/ Christopher Sorrells Christopher Sorrells	Director	March 8, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the “Company”), effective as of January 24, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

10.1	Master Loan Agreement, dated as of March 8, 2010, by and between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.2	First Supplement to the Master Loan Agreement, dated as of March 8, 2010, by and between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.3	Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.4	REG Newton, LLC Revolving Line of Credit Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.5	REG Newton, LLC Term Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010)

10.6	First Amendment to Second Supplement to the Master Loan Agreement, dated as of March 8, 2010, between AgStar Financial Services, PCA and REG Newton, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.7	First Allonge to Revolving Line of Credit Note, dated March 8, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.8	Stockholder Agreement, dated February 26, 2010, by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2010)

10.9	First Amendment to the Stockholder Agreement of REG Newco, Inc. dated June 29, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.10	Registration Rights Agreement, dated February 26, 2010, by and among REG Newco, Inc., certain holders of REG Newco, Inc. common stock and certain holders of REG Newco, Inc. Series A Preferred Stock (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.11	Amended and Restated Credit Agreement, dated as of April 8, 2010, among Seneca Landlord, LLC and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.12	Lease Agreement, dated as of April 8, 2010, by and between Seneca Landlord, LLC and REG Seneca, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2010)

Exhibit Number	Description

10.13	Funding, Investor Fee and Put/Call Agreement, dated as of April 8, 2010, by and among Seneca Biodiesel Holdco, LLC, Seneca Landlord, LLC, Renewable Energy Group, Inc., REG Intermediate Holdco, Inc., and REG Seneca, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 15, 2010)

10.14	Accounts Agreement, dated as of April 8, 2010, by and among Seneca Landlord, LLC, REG Seneca, LLC, Sterling Bank, and WestLB AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 15, 2010)

10.15	Contract for Services by and between West Central Cooperative and the Company dated August 1, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.16	Ground Lease by and between West Central Cooperative and the Company dated July 31, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.17	Asset Use Agreement by and between West Central Cooperative and the Company dated August 1, 2006 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.18	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010)

10.19	Agreement for Purchase and Sale of Assets and Common Stock by and among ARES Corporation, Clovis Biodiesel, LLC, REG Clovis, LLC and the Company dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010)

10.20	Investment Agreement, dated as of July 15, 2011, by and among the Company and certain holders of the Company’s Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.21	Second Amendment to Stockholders Agreement, dated as of July 15, 2011, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.22	Consent and Amendment to Registration Rights Agreement, dated as of July 15, 2011, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.23	Limited Waiver Agreement, dated as of May 13, 2011, by and between Fifth Third Bank and REG Danville, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A filed October 26, 2011)

10.24	Employment Agreement, dated as of September 28, 2011, by and between the Company and Daniel J. Oh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011)

10.25	Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company, and REG Services, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.26	Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011)

Exhibit Number	Description

10.27	Asset Purchase Agreement, by and among, Soymor Cooperative, Soymor Biodiesel, LLC, REG Albert Lea, LLC, and the Company, dated June 8, 2011 (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed November 28, 2011)

10.28	Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.29	General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.30†	Biodiesel Purchase Agreement by and between the Company and Pilot Travel Centers LLC, dated January 31, 2013.

10.31	Amendments to Master Loan Agreement and related agreements between AgStar Financial Services, PCA and REG Newton, LLC dated December 14, 2012

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Daniel J. Oh pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer.

101.1	The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

101.2	The following financial information of Parent Company for the fiscal year ended December 31, 2012, is formatted in XBRL interactive data files: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Redeemable Preferred Stock and Equity; and (iii) Condensed Statements of Cash Flows. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

†	Confidential treatment requested