Form 10-Q
period 2013-03-31
Renewable Energy Group, Inc.
filed 2013-05-03
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO☒

As of April 30, 2013, the registrant had 30,649,061 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMAITON

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 48,977	$ 66,785
Accounts receivable, net (includes amounts owed by related parties of $554 and $771 as of
March 31, 2013 and December 31, 2012, respectively)	172,493	18,768
Inventories	89,513	45,206
Deferred income taxes	2,545	2,512
Prepaid expenses and other assets	18,371	15,812

Total current assets	331,899	149,083

PROPERTY, PLANT AND EQUIPMENT, NET	250,858	242,885
PROPERTY, PLANT AND EQUIPMENT, NET—VARIABLE INTEREST ENTITY	5,350	5,405
GOODWILL	84,864	84,864
DEFERRED INCOME TAXES	—	969
OTHER ASSETS (includes amounts owed by related parties of $352 and $692 as of March 31,
2013 and December 31, 2012, respectively)	12,726	12,578

TOTAL ASSETS	$ 685,697	$ 495,784

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Revolving line of credit	$ 27,437	$ —
Current maturities of notes payable	25,023	4,955
Current maturities of notes payable—variable interest entity	290	283
Accounts payable (includes amounts owed to related parties of $3,038 and $2,950 as of
March 31, 2013 and December 31, 2012, respectively)	116,785	28,131
Accrued expenses and other liabilities	30,476	6,475
Deferred revenue	1,361	—

Total current liabilities	201,372	39,844

UNFAVORABLE LEASE OBLIGATION	8,752	9,035
DEFERRED INCOME TAXES	1,603	—
NOTES PAYABLE	6,986	27,776
NOTES PAYABLE—VARIABLE INTEREST ENTITY	3,955	4,030
OTHER LIABILITIES	7,198	7,292

Total liabilities	229,866	87,977

COMMITMENTS AND CONTINGENCIES (Note 12)
SERIES B PREFERRED STOCK ($.0001 par value; 3,000,000 shares authorized; 2,993,966 and 2,995,106 shares outstanding at March 31, 2013 and December 31, 2012, respectively;
redemption amount $74,849 and $74,878 at March 31, 2013 and December 31, 2012, respectively)	83,011	83,043

EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 140,000,000 shares authorized; 30,649,061 and 30,559,935
shares outstanding at March 31, 2013 and December 31, 2012, respectively)	3	3
Common stock—additional paid-in-capital	275,800	273,989
Warrants—additional paid-in-capital	147	147
Retained earnings	100,226	53,823

Total paid-in capital and retained earnings	376,176	327,962
Treasury stock (484,660 and 462,985 shares outstanding at March 31, 2013 and
December 31, 2012, respectively)	(3,356)	(3,198)

Total stockholders’ equity	372,820	324,764

TOTAL LIABILITIES AND EQUITY	$ 685,697	$ 495,784

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

REVENUES:
Biodiesel sales	$ 189,255	$ 182,780
Biodiesel government incentives	149,987	5,387

	339,242	188,167

Services	42	80

	339,284	188,247

COSTS OF GOODS SOLD:
Biodiesel	240,799	153,467
Biodiesel—related parties	11,730	17,669
Services	60	77

	252,589	171,213

GROSS PROFIT	86,695	17,034

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes related party
amounts of $2 and $149 for the three months ended March 31, 2013 and 2012, respectively)	9,644	12,962

INCOME FROM OPERATIONS	77,051	4,072

OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion embedded derivative	—	11,975
Change in fair value of Seneca Holdco liability	—	349
Other income	117	37
Interest expense (includes related party amounts of $20 and $17 for the three months
ended March 31, 2013 and 2012, respectively)	(576)	(1,053)

	(459)	11,308

INCOME BEFORE INCOME TAXES	76,592	15,380
INCOME TAX EXPENSE	(30,189)	(1,363)

NET INCOME	46,403	14,017

EFFECTS OF RECAPITALIZATION	—	39,107
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	(1,808)
LESS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED
STOCKHOLDERS	(839)	(1,451)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(6,510)	(7,615)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(619)	(2,201)

NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$ 38,435	$ 40,049

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$ 1.25	$ 1.60

DILUTED	$ 1.25	$ 0.06

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	30,639,284	25,074,194

DILUTED	36,628,662	30,917,291

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings	Cost of Treasury Stock	Total

BALANCE, January 1, 2012	13,455,522	$ 147,779	—	$ —	13,962,155	$ 1	$ 80,747	$ 3,698	$ 36,528	$ (398)	$ 120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and
common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial
public offering, net of issue cost of $8,892	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	319,301	—	3,958	—	—	—	3,958
Stock compensation expense	—	—	—	—	—	—	4,964	—	—	—	4,964
Accretion of Series A Preferred Stock to
redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Net income	—	—	—	—	—	—	—	—	14,017	—	14,017

BALANCE, March 31, 2012	2,999,493	$ 83,165	7,200,000	$ 1	21,599,208	$ 2	$ 261,382	$ 147	$ 48,737	$ (398)	$ 309,871

BALANCE, January 1, 2013	2,995,106	$ 83,043	30,559,935	$ 3	—	$ —	$ 273,989	$ 147	$ 53,823	$ (3,198)	$ 324,764
Issuance of common stock	—	—	58,501	—	—	—	423	—	—	—	423
Conversion of Series B preferred stock to
common stock	(1,140)	(32)	2,300	—	—	—	32	—	—	—	32
Conversion of restricted stock units to common stock
(net of 21,675 shares of treasury stock purchased)	—	—	28,325	—	—	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	—	—	1,356	—	—	—	1,356
Net income	—	—	—	—	—	—	—	—	46,403	—	46,403

BALANCE, March 31, 2013	2,993,966	$ 83,011	30,649,061	$ 3	—	$ —	$ 275,800	$ 147	$ 100,226	$ (3,356)	$ 372,820

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(IN THOUSANDS)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 46,403	$ 14,017
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation expense	2,080	2,026
Amortization expense of assets and liabilities, net	(132)	(53)
Provision (benefit) for doubtful accounts	(304)	744
Stock compensation expense	1,356	4,964
Deferred tax expense	2,539	1,416
Change in fair value of preferred stock conversion
feature embedded derivatives	—	(11,975)
Change in fair value of Seneca Holdco liability	—	(249)
Premium paid for Seneca Landlord investment	—	(7,063)
Expense settled with stock issuance	—	1,898
Changes in asset and liabilities, net of effects
from mergers and acquisitions:
Accounts receivable, net	(153,421)	9,966
Inventories	(44,307)	(35,532)
Prepaid expenses and other assets	(2,872)	(6,786)
Accounts payable	88,801	6,451
Accrued expenses and other liabilities	24,369	(3,630)
Deferred revenue	1,361	9,713

Net cash flows used in operating activities	(34,127)	(14,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(9,923)	(2,606)
Change in restricted cash	—	(1)
Cash paid for investments	(58)	—

Net cash flows used in investing activities	(9,981)	(2,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	228,629	307,582
Repayments on line of credit	(201,192)	(305,869)
Cash paid on note payable	(790)	(1,063)
Cash paid for debt issuance costs	(44)	(137)
Repayment of investment in Seneca Landlord	—	(4,000)
Cash received from initial public offering	—	63,747
Cash paid for issuance of common stock and preferred stock	(21)	(1,580)
Cash paid for treasury stock	(282)	(398)

Net cash flows provided from financing activities	26,300	58,282

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,808)	41,582

CASH AND CASH EQUIVALENTS, Beginning of period	66,785	33,575

CASH AND CASH EQUIVALENTS, End of period	$ 48,977	$ 75,157

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(IN THOUSANDS)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid (received) for income taxes	$ (2,132)	$ 1,166

Cash paid for interest	$ 345	$ 1,033

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Effects of recapitalization		$ 39,107

Accretion of preferred stock to redemption value		$ 1,808

Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$ 3,782	$ 549

Debt issuance cost	$ 3

Equity issuance cost		$ 8

Incentive stock liability for raw material supply agreement	$ 84	$ 150

Issuance of common stock for Seneca Landlord put/call option		$ 591

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For The Three Months Ended March 31, 2013 and 2012

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

The Company has been in the biodiesel industry since 1996. The Company owns seven active biodiesel production facilities with aggregate nameplate production capacity of 227 million gallons per year, or mmgy. The Company primarily produces biodiesel from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of the Company’s biodiesel is produced using higher cost virgin vegetable oils, such as soybean oil and canola oil. The seven active biodiesel production facilities with nameplate capacities are: a 12 mmgy facility in Ralston, Iowa; a 35 mmgy facility near Houston, Texas; a 45 mmgy facility in Danville, Illinois; a 30 mmgy facility in Newton, Iowa; a 30 mmgy biodiesel production facility in Albert Lea, Minnesota; a 60 mmgy facility in Seneca, Illinois; a 15 mmgy facility in New Boston, Texas, which was idle at the time the Company purchased it and remains idled pending completion of certain repairs expected to be completed in the second quarter 2013. In November 2012, the Company completed the acquisition of BullDog Biodiesel, LLC, a 15 mmgy facility near Atlanta, Georgia, that was idle when purchased and it will remain idled until certain repairs or upgrades are made.

The biodiesel industry and the Company’s business have benefited from certain federal and state incentives. On January 2, 2013, the federal blenders tax credit, which expired on December 31, 2011, was reinstated retroactive to January 1, 2012 through December 31, 2013. Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. During the three months ended March 31, 2013 and 2012, the Company earned biodiesel government incentive revenues in the amount of $149,987 and $5,387, respectively. The 2012 federal blenders tax credit portion recognized during the three months ended March 31, 2013, increased accounts receivable in addition to biodiesel government incentive revenues along with cost of goods sold and accounts payable.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. As of March 31, 2013 and December 31, 2012, there were no adjustments to reduce inventory to the lower of cost or market. Cost is determined based on the first-in, first-out method.

In addition to the inventories noted above, Renewable Identification Number (RIN) inventory is valued at the lower of cost or market. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). RIN inventory values were adjusted in the amount of $92 and $21 at March 31, 2013 and December 31, 2012, respectively, to reflect the lower of cost or market. The Company held $4,192 and $99 in RIN inventory as of March 31, 2013 and December 31, 2012, respectively, which is reported in prepaid expenses and other assets on the condensed consolidated balance sheets.

Preferred Stock Accretion

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

Accretion of $0 and $1,808 for the three months ended March 31, 2013 and 2012, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of each of the reporting units exceeded its carrying value by approximately 45%. There was no impairment of goodwill recorded in the periods presented.

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $1,356 and $4,964 for the three months ended March 31, 2013 and 2012, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for services. During January 2013, the Company granted 20,000 shares of stock appreciation rights to an employee for services with a vesting period of four years. During February 2013, the Company granted 50,000 shares of restricted stock units to an employee that vested and converted to common stock immediately based upon meeting certain performance requirements.

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

In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. During the three months ended March 31, 2013, the Company estimated that it will incur a tax liability for the annual period ending December 31, 2013 and that its net deferred tax assets will be utilized as a result. As of March 31, 2013 and December 31, 2012, respectively, the Company had net deferred income tax assets of $942 and $3,481, respectively. There was no offsetting valuation allowance recorded as of March 31, 2013 or December 31, 2012. The net deferred income tax asset amount is offset by an accrued liability for unrecognized tax benefits in the amount of $1,900 and $1,900 as of March 31, 2013 and December 31, 2012, respectively.

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Income tax expense for the three months ended March 31, 2013 was $30,189, compared to $1,363 for the three months ended March 31, 2012. The effective tax rate was approximately 39.42% and 8.88% for the first three months of 2013 and 2012, respectively. The difference between the effective tax rate and the federal statutory rate (35%) for the first three months of 2013 is primarily a result of state income taxes (net of federal income tax effects), the domestic production activities deduction, limitation on the deductibility of certain executive compensation, various disallowed deductions and discrete items that occur during the period. The difference between the effective tax rate and the federal statutory rate (35%) for the first three months of 2012 was primarily a result of state income taxes (net of federal income tax effects), reversal of the valuation allowance offsetting deferred tax assets, income or loss from the change in fair value of the embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, various disallowed deductions and discrete items that occur during the period.

The 2013 estimated annual effective tax rate is affected by variances among the estimates of full-year sources of taxable income, the realization of net operating losses and tax credits, full year estimates of permanent differences and the Company’s assessment of its liability for unrecognized tax benefits.

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. The two-class method includes an earnings allocation formula that determines earnings for each class of common stock according to dividends declared and undistributed earnings for the period.

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

The Company calculates the effects of the Series B Preferred Stock on diluted EPS under the “if-converted” method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The effects of Common Stock options, warrants, restricted stock units and stock appreciation rights on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Options to purchase common stock	87,026	87,026
Restricted stock units	504,666	1,398,920
Stock appreciation rights	1,073,385	17,582
Warrants to purchase common stock	17,916	90,596

Total	1,682,993	1,594,124

The following table presents the calculation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net income attributable to the Company’s common stockholders	$ 38,435	$ 40,049
Less: effects of recapitalization	—	(39,107)
Plus: undistributed dividends allocated to preferred stockholders	839	1,451
Plus: accretion of Series A Preferred Stock to redemption value	—	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion
feature embedded derivatives	—	(11,975)
Plus: effect of participating dividends	7,129	9,816

Adjusted net income available to common stockholders	46,403	2,042
Less: effect of participating share-based awards	(631)	(104)

Net income attributable to the Company’s common stockholders after dilutive effects	$ 45,772	$ 1,938

Shares:
Weighted-average shares used to compute basic net income per share	30,639,284	25,074,194
Adjustment to reflect conversion of preferred stock	5,989,378	5,843,097

Weighted-average shares used to compute diluted net income per share	36,628,662	30,917,291

Net income per share attributable to common stockholders
Diluted	$ 1.25	$ 0.06

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification a consensus of the FASB Emerging Issues Task Force (Topic 360). The amendments in this update are intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company adopted this statement effective January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company adopted this statement effective January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Subject to preferences that may apply to shares of outstanding Series B Preferred Stock as outlined below, the holders of outstanding shares of Common Stock are entitled to receive dividends. After the payment of all preferential amounts required to the holders of Series B Preferred Stock, all of the remaining assets of the Company available for distribution shall be distributed ratably among the holders of Common Stock.

On January 24, 2012, the Company completed an IPO of shares of Common Stock in which it sold 7,200,000 shares at a price to the public of $10 per share, which included 342,860 shares of Class A Common Stock from selling shareholders. The IPO raised approximately $59,919 net of underwriting fees and offering costs. In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.50% per annum. On June 30, 2015, each holder of Series B Preferred Stock will have the right to require the Company to redeem its shares at the redemption price of $25.00 per share plus an amount equal to any accumulated and unpaid dividends (Redemption Price). The holder of any shares of Series B Preferred Stock will have the right to convert such shares, together with accumulated and unpaid dividends (whether or not declared) into shares of Common Stock at the conversion rate in effect at such time. If the closing sale price of the Common Stock exceeds certain pricing thresholds, then the Company may, at its option, cause up to all of the then outstanding shares of Series B Preferred Stock (and corresponding accumulated and unpaid dividends) to be converted into shares of the Company’s Common Stock at the then-applicable conversion rate.

Common Stock Issued During 2013

On February 15, 2013, the Company had 50,000 restricted stock units vest into 28,325 shares of Common Stock, net of 21,675 shares of treasury stock.

On March 18, 2013, the Company issued 58,501 shares of Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

During the first quarter 2013, certain Series B Preferred Stockholders converted 1,140 shares of preferred stock into 2,300 shares of Common Stock as per the preferred stock shareholder agreement.

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

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three months ended March 31, 2013 and 2012 were $21 and $700, respectively.

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

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, a holder of Series B Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of junior stock, an amount per share of Series B Preferred Stock, referred to as the Liquidation Preference, equal to the sum of the stated value of a share of Series B Preferred Stock of $25.00, referred to as the Stated Value, plus the amount of any accumulated and unpaid dividends, whether or not declared, to, but excluding, the date of payment.

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

Redemption Rights

Except as set forth below, the Company may not redeem the Series B Preferred Stock prior to the date, referred to as the Initial Optional Redemption Date, which is 18 months following the lock-up expiration date. On or after the Initial Optional Redemption Date, the Series B Preferred Stock may be redeemed at the Company’s option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends, which the Company refers to as the Redemption Price. If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B Preferred Stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B Preferred Stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B Preferred Stock.

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

On June 30, 2015, each holder of Series B Preferred Stock will have the right to require the Company to redeem its shares at the Redemption Price, subject to the Company having legally available funds. If at any time dividends on any shares of Series B Preferred Stock are unpaid as of the specific dividend payment date and the non-payment continues for a period of 30 days, then the holders of not less than 25% of the then-outstanding Series B Preferred Stock may require the Company, subject to the Company having legally available funds, to redeem all outstanding shares of Series B Preferred Stock at the Redemption Price.

NOTE 5 — VARIABLE INTEREST ENTITIES

The Company has a 50% ownership in 416 S. Bell, LLC (Bell, LLC), a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC (Dayton Park), to purchase Bell, LLC and commencing on January 1, 2013, Dayton Park has the right to execute a put option with the Company to sell Bell, LLC. The Company determined it was the primary beneficiary of Bell, LLC and has consolidated Bell, LLC into the Company’s financial statements since January 1, 2011. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets.  During February 2013, the note was amended to reflect the current interest rate of 3.5% per annum and a maturity date of January 14, 2018. The note is secured by a mortgage interest in the office building.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	March 31, 2013		December 31, 2012

Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure

Western Iowa Energy LLC	$ 671	$ 671	$ 613	$ 613
Western Dubuque Biodiesel LLC	2,005	2,005	2,005	2,005

	$ 2,676	$ 2,676	$ 2,618	$ 2,618

NOTE 6 — INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Raw materials	$ 19,993	$ 9,835
Work in process	1,346	448
Finished goods	68,174	34,923

Total	$ 89,513	$ 45,206

NOTE 7 — BORROWINGS

The Company’s term borrowings are as follows:

	March 31, 2013	December 31, 2012

REG Danville term loan	$ 9,760	$ 10,060
REG Newton term loan	20,783	21,175
Other	1,466	1,496

Total notes payable	$ 32,009	$ 32,731

Bell, LLC promissory note—variable interest entity	$ 4,245	$ 4,313

On November 3, 2011, REG Danville, LLC (REG Danville) entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate is 5.20% at March 31, 2013. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The excess cash flow payment required for the second half of 2012 is $1,458 and was paid April 2013. The Company recorded an estimated excess cash flow payment of $591 for the first half of 2013 which would be paid in the third quarter of 2013.

On March 4, 2013, REG Danville entered into the First Amendment to the Amended and Restated Loan Agreement (First Amendment) with Fifth Third Loan. The First Amendment includes changes to the debt covenants based upon the Company executing a tax sharing agreement with REG Danville. The tax sharing agreement provides that REG Danville will share the liability for income taxes via an allocation based upon a separate-return approach. Although the Company is not directly compensated for the use of carry-forward attributes, the tax sharing agreement allows each affiliate to benefit from net operating losses and tax credits that each generates.

On December 20, 2012, REG Newton and AgStar Financial Services, PCA (AgStar) extended the term of the AgStar Loan.  The maturity date of the AgStar Loan is March 8, 2014.

The Company was in compliance with all restrictive covenants associated with its borrowings as of March 31, 2013.

NOTE 8 — RELATED PARTY TRANSACTIONS

Related parties include certain investors as well as entities in which the Company has an equity method investment or an investment combined with a management and operational services agreement (MOSA) or board seat. Investors defined as related parties include (i) the investor having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) the investor holding a board seat on the Company’s Board of Directors. After the IPO, the number of related parties decreased due to the dilution of ownership of prior investors as well as the reduction of the number of board seats on the Company’s board held by related party investors.

The Company will report related party transactions before and after the IPO based on the related party characteristics mentioned above.

Summary of Related Party Transactions

		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012

	Cost of goods sold - Biodiesel	$ 11,730	(a)	$ 17,669	(a)
	Selling, general, and administrative expenses	$ 2	(b)	$ 149	(b)
	Interest expense	$ 20	(c)	$ 17	(c)

(a)	Represents transactions with related parties as follows:

	West Central	$ 11,730		$ 13,720
	Bunge	—		3,949

		$ 11,730		$ 17,669

(b)	Represents transactions with related parties as follows:

	West Central	$ 2		$ 36
	Bunge	—		113

		2		$ 149

(c)	Represents transactions with related parties as follows:

	West Central	$ 20		$ 8
	Bunge	—		9

		$ 20		$ 17

Summary of Related Party Balances

		As of March 31, 2013		As of December 31, 2012

	Accounts receivable	$554	(a)	$771	(a)
	Other assets	$352	(a)	$692	(a)
	Accounts payable	$3,038	(a)	$2,950	(a)

(a)	Represents balances with West Central

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

Bunge North America

Prior to 2013, the Company purchases feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold – biodiesel when sold to the end customer.

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

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. ASC Topic 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change. The changes in fair value of the derivative instruments are recorded currently in earnings. As of March 31, 2013 and December 31, 2012, the Company posted $8,968 and $8,053, respectively, of collateral associated with its commodity-based derivatives with a net asset position of $2,095 and a net liability position of $416, respectively.

As of March 31, 2013, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of March 31, 2013, the Company had 1,849 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $4,395 and $5,245 as of March 31, 2013 and December 31, 2012, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreement was $37 and $46 at March 31, 2013 and December 31, 2012, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of March 31, 2013

	Asset Derivatives	Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap		$ —	Other liabilities	$ 37
Commodity swaps	Prepaid expenses and other assets	2,909	Prepaid expenses and other assets	814
Commodity options	Prepaid expenses and other assets	35	Prepaid expenses and other assets	35

Total derivatives		$ 2,944		$ 886

	As of December 31, 2012

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap		$ —	Other liabilities	$ 46
Commodity swaps	Prepaid expenses and other assets	305	Prepaid expenses and other assets	476
Commodity options	Prepaid expenses and other assets	143	Prepaid expenses and other assets	388

Total derivatives		$ 448		$ 910

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

	Location of Gain (Loss) Recognized in income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$ —	$ 11,975
Interest rate swap	Other income (loss)	9	(10)
Commodity futures	Cost of goods sold - Biodiesel	(2)	—
Commodity swaps	Cost of goods sold - Biodiesel	1,134	(5,001)
Commodity options	Cost of goods sold - Biodiesel	235	53

Total		$ 1,376	$ 7,017

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets
As of March 31, 2013

Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Derivatives	$ 11,912	(886)	11,026	(8,968)	$ 2,058

Offsetting of Derivative Liabilities
As of March 31, 2013

Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Derivatives	$ 886	(886)	-	-	$ —

Offsetting of Derivative Assets
As of December 31, 2012

Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Derivatives	$ 8,501	(448)	8,053	(8,053)	$ —

Offsetting of Derivative Liabilities
As of December 31, 2012

Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Derivatives	$ 910	(448)	462	-	$ 462

NOTE 10 — FAIR VALUE MEASUREMENT

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

A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2013

	Total	Level 1	Level 2	Level 3

Interest rate swap	$ (37)	$ —	$ (37)	$ —
Commodity swaps	$ 2,095	—	2,095	—

	$ 2,058	$ —	$ 2,058	$ —

	As of December 31, 2012

	Total	Level 1	Level 2	Level 3

Interest rate swap	$ (46)	$ —	$ (46)	$ —
Commodity swaps	$ (171)	—	(171)	—
Commodity options	$ (245)	—	(245)	—

	$ (462)	$ —	$ (462)	$ —

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Series A Preferred Stock Embedded Derivatives	Seneca Holdco Liability

Ending balance—January 1, 2012	$ (53,822)	$ (11,903)
Total unrealized gains (losses)	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554

Ending balance—March 31, 2012	$ —	$ —

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

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	March 31, 2013		December 31, 2012

	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value

Financial Liabilities:
Notes payable and lines
of credit	$(63,691)	$(63,630)	$(37,044)	$(37,000)

NOTE 11 — REPORTABLE SEGMENTS

The Company reports its reportable segments based on services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.

The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the purchases and sales of biodiesel and raw material feedstocks acquired from third parties, sales of biodiesel produced under toll manufacturing arrangements with third party facilities, sales of processed biodiesel from Company facilities, sales of RINs, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of internal and third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net sales:
Biodiesel	$ 339,242	$ 188,167
Services	13,897	8,169
Intersegment revenues	(13,855)	(8,089)

	$ 339,284	$ 188,247

Income before income taxes:
Biodiesel	$ 86,713	$ 17,031
Services	(18)	3
Corporate and other (a)	(10,103)	(1,654)

	$ 76,592	$ 15,380

Depreciation and amortization expense, net:
Biodiesel	$ 1,725	$ 1,787
Services	19	4
Corporate and other (a)	204	182

	$ 1,948	$ 1,973

Cash paid for purchases of property, plant
and equipment:
Biodiesel	$ 9,724	$ 2,293
Services	99	26
Corporate and other (a)	100	287

	$ 9,923	$ 2,606

	March 31, 2013	December 31, 2012

Goodwill:
Biodiesel	$ 68,784	$ 68,784
Services	16,080	16,080

	$ 84,864	$ 84,864

Assets:
Biodiesel	$ 413,771	$ 357,305
Services	20,523	20,033
Corporate and other (b)	251,403	118,446

	$ 685,697	$ 495,784

(a) Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.

(b) Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the twelve months ended December 31, 2012. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We own seven active biodiesel production facilities with aggregate nameplate production capacity of 227 million gallons per year, or mmgy. We produce biodiesel primarily from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of our biodiesel is produced using higher cost virgin vegetable oils, such as soybean oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa; a 35 mmgy facility near Houston, Texas; a 45 mmgy facility in Danville, Illinois; a 30 mmgy facility in Newton, Iowa; a 30 mmgy biodiesel production facility in Albert Lea, Minnesota; a 60 mmgy facility in Seneca, Illinois; a 15 mmgy facility in New Boston, Texas, which was idled at the time we purchased it and remains idled pending completion of certain repairs expected to be completed in second quarter 2013.  In November 2012, we completed our acquisition of Bulldog Biodiesel, LLC, a 15 mmgy facility near Atlanta, Georgia, that was idled at the time we purchased it and will remain so until certain repairs or upgrades are made.

For the three months ended March 31, 2013, we sold 39 million gallons of biodiesel including 6 million gallons that we purchased from third parties and resold. During 2012, we sold 188 million gallons of biodiesel, including 25 million gallons we purchased from third parties and resold.

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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2012 and the three months ended March 31, 2013, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

We generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel we sell. We generally attach 1.5 RINs when we sell a gallon of biodiesel. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RFS2 compliance. RINs may also be separated from the gallons of renewable fuel and, once separated, may be sold. In addition, we may acquire RINs from third parties and hold varying amounts of these RINs for separate sales. The value of these RINs acquired from third parties is reflected in “Prepaid expenses and other assets” on our condensed consolidated balance sheet and at the end of each accounting period, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period.

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

We have utilized our construction management expertise internally to upgrade three of our facilities during the last three years and we are currently in the process of a $21 million upgrade to our Albert Lea facility in addition to the repairs of our recently acquired New Boston facility. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and renewable fuel. The RFS2 program requires the domestic use of one billion gallons of biodiesel in 2012 and 1.28 billion gallons in 2013. Our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.

RFS2 required the use of one billion gallons of biomass-based diesel in 2012. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs. The 2011 carry-over could be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 1.14 billion gallons of biomass-based diesel was produced during 2012, indicating that between the 2011 carry-over and 2012 year production, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons and create carryover towards the 2013 RVO. The 2013 RFS2 requirement for biomass-based diesel is 1.28 billion. According to EMTS data, approximately 288.4 million gallons of biomass-based diesel was produced during the first quarter of 2013. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement.

The federal blenders tax credit provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us of $57.4 million in the first quarter of 2013. The net benefit increases our income before income taxes by a similar amount. We recognized the federal biodiesel blenders tax credit related to eligible 2012 gallons during the first quarter of 2013, which increased accounts receivable in addition to biodiesel government incentive revenues along with cost of goods sold and accounts payable.

Biodiesel and feedstock price fluctuations

Our operating results generally reflect the relationship between the price of biodiesel, including credits and incentives, like RINs and the price of feedstocks used to produce biodiesel.

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been impacted by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in petroleum refining capacity and natural disasters.

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing.  For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011. In December 2012, the value of RINs, as reported by OPIS, contributed approximately $0.89, or 22%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2012, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During the last half of 2012, RIN pricing declined from $1.17 per RIN at June 30, 2012 to the low price of $0.42 per RIN in October, finishing the year at $0.64 per RIN on December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel during 2012. During the first quarter of 2013, the value of

RINs, as reported by OPIS, contributed approximately $1.25, or 27% of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.

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
Demand for inedible corn oil from other markets
Ethanol production
Export demand
Extraction system yield
Used Cooking Oil	Export demand
Population
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density
Eating habits, which can be impacted by the economy
Inedible Animal Fat	Export demand
Number of slaughter kills in the United States
Demand for inedible animal fat from other markets
Soybean Oil	Export demand
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2012, 84% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil. We have increased the use of these feedstocks because they are lower cost than refined vegetable oils.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to March 2013, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2012 was $0.52 per pound, or $3.92 per gallon of biodiesel, compared to $0.55 per pound, or $4.13 per gallon of biodiesel, in 2011.

Over the period from January 2008 to March 2013, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), has ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2012 was $0.4133 per pound, or $3.31 per gallon of biodiesel, compared to $0.4567 per pound, or $3.65 per gallon of biodiesel, in 2011.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2009 to March 2013. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2009 to March 2013.

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

Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biodiesel in 2012 and 2013. We utilize several varieties of inedible animal fat, such as beef tallow and choice white grease derived from pork and poultry fat. There is no established futures market for lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility are supplied under a two-year agreement with West Central that was renewed October 1, 2012 which expires January 31, 2014 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

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

We generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. We frequently acquire RINs from third parties which we hold in inventory for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs without the use of futures contracts, swaps and options. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN inventory.

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

We incurred risk management gains of $1.4 million from our derivative financial instrument trading activity for the three months ended March 31, 2013 compared to risk management losses of $4.9 million for the three months ended March 31, 2012. Changes in the value of these futures or options instruments are recognized in current income or loss. Over the first three months of 2013, we had risk management gains of approximately $0.03 per gallon sold. Over the last three years, risk management losses have represented an expense of $0.02 per gallon sold.

Seasonality

Our operating results are influenced by seasonal fluctuations in the demand of biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to compensate for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping increases as more biodiesel is transported to warmer climate states.

Our RINs also have an element of seasonality to them. As mentioned above, we generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, one would expect RIN prices to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For the first three months of 2013, the most recent data available from EMTS, approximately 288 million gallons of biomass-based diesel have been produced toward the 2013 biomass-based diesel RVO of 1.28 billion gallons, or 23% of the 2013 biomass-based diesel 2013 RVO. This compares to approximately 142 million and 249 million for the same three months in 2011 and 2012, respectively, or 18% and 25% of the 2011 and 2012 biomass-based diesel RVOs, respectively.

Industry capacity and production

Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Due to carryover impacts from 2011 and 2012 production levels exceeding the RFS2 biomass-based diesel requirements, the demand for biodiesel in 2013 could be less than 2013 RFS2 required volumes of 1.28 billion gallons of biomass-based diesel. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for 2013 with gallons used in 2012, meaning that 2012 gallons could potentially be used to satisfy 256 million gallons of the 1.28 billion gallon requirement for 2013. According to EMTS data, approximately 288.4 million gallons of biomass-based diesel was produced during the first quarter of 2013.

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

The annual impairment tests as of July 31, 2012 determined that the fair value at each of the reporting units exceeded its value by over 45% margins. No impairment of goodwill was recorded at March 31, 2013 or during the years 2012, 2011 and 2010. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.

The Company’s declines in income before income taxes for the services reporting unit are primarily a result of construction revenues being derived from company-owned facilities during this period and the termination of four third party MOSAs, which occurred in early 2010. Income before income taxes, as it appears in the segment footnote disclosure, presents only the income from third parties after the elimination of intersegment revenues and associated costs. Two of these MOSAs ceased because the facilities to which services were being provided were acquired in a business combinations. During the periods presented in the annual financial statements the amount of service revenues earned from third parties declined, but the amount of service revenues earned from the biodiesel segment increased. After incorporating intersegment revenues, presented in the segment footnote, increased from 2010 to 2011 and again from 2011 to 2012. In addition, income before income taxes increased from 2010 to 2011 and remained positive from 2011 to 2012. The operating results for the services segment were significantly impacted by the improvement in the biodiesel industry induced by the volume requirements set forth in RFS2. Since services revenue from facility management and operations is principally earned on a per gallon basis, improvements in industry production volumes generally yield similar improvements in the services reporting unit operating income, cash flows and estimated fair value. Therefore, we do not believe the recent operational results of the services segment represent an indicator of impairment for the reporting unit.

Income taxes. We evaluate our deferred tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance offsetting our deferred tax assets. In fiscal 2011, due to the significant increase in profitability, we were able to utilize net operating loss carry-forwards to significantly offset taxable income, resulting in a significant reduction of the valuation allowances. Due to our positive earnings through fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $7.3 million and a remaining valuation allowance of $0 million. We did not have a valuation allowance as of March 31, 2013.

We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

Results of Operations

Three months ended March 31, 2013 and 2012

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended
	March 31,

	2013	2012

Revenues
Biodiesel	$ 189,255	$ 182,780
Biodiesel government incentives	149,987	5,387

Total biodiesel	339,242	188,167
Services	42	80

Total	339,284	188,247
Costs of goods sold
Biodiesel	252,529	171,136
Services	60	77

Total	252,589	171,213

Gross profit	86,695	17,034
Selling, general and administrative expenses	9,644	12,962

Income from operations	77,051	4,072
Other income (expense), net	(459)	11,308
Income tax expense	(30,189)	(1,363)

Net income attributable to REG	46,403	14,017
Effects of recapitalization	—	39,107
Accretion of preferred stock to redemption value	—	(1,808)
Change in undistributed dividends allocated to preferred stockholders	(839)	(1,451)
Effects of participating preferred stock	(6,510)	(7,615)
Effects of participating share-based awards	(619)	(2,201)

Net income attributable to the Company’s common stockholders	$ 38,435	$ 40,049

Revenues. Our total revenues increased $151.1 million, or 80%, to $339.3 million for the three months ended March 31, 2013, from $188.2 million for the three months ended March 31, 2012. This increase was primarily due to an increase in gallons sold and the reinstatement of the blenders tax credit that was signed into law on January 2, 2013 as follows:

Biodiesel. Biodiesel revenues including government incentives increased $151.0 million, or 80%, to $339.2 million for the three months ended March 31, 2013, from $188.2 million for the three months ended March 31, 2012. This increase in biodiesel revenues consisted primarily of a $144.6 million increase in biodiesel government incentives for the three months ended March 31, 2013, compared to the prior year period, $127.9 of which reflects the retroactive application of the blenders tax credit for 2012 and recognized in first quarter 2013, with approximately $0.3 million remaining in deferred revenues at March 31, 2013. Once the full revenues are realized of approximately $128.2 million, approximately $70.5 million will be passed to customers for amounts owed for a net benefit to us of $57.7 million. To a lesser extent, the increase in biodiesel revenues sold also reflects an increase in gallons sold, excluding tolled gallons, of 4.8 million, or 14%, to 38.9 million for the three months ended March 31, 2013, compared to 34.1 million for the three months ended March 31, 2012, which was partially offset by lower biodiesel prices. The increase in gallons sold reflects increased throughput across our production facilities. Our average B100 sales price per gallon decreased $0.39, or 8%, to $4.44 for the three months ended March 31, 2013, compared to $4.83 for the three months ended March 31, 2012, due to lower RIN and energy prices in the first quarter of 2013 compared to the prior year period. The decrease in average sales price contributed to a $13.3 million revenue decrease when applied to the number of gallons sold during the first quarter of 2012. The increase in gallons sold for the three months ended March 31, 2013 accounted for a revenue increase of $21.3 million using pricing for the first three months of 2013.

Services. Services revenues remained unchanged from the prior year. Service revenues were less than $0.1 million for the three months ended March 31, 2013 and 2012. This was due to our decision to cancel our remaining MOSAs during 2010.

Costs of goods sold. Our costs of goods sold increased $81.4 million, or 48%, to $252.6 million for the three months ended March 31, 2013, from $171.2 million for the three months ended March 31, 2012. This increase was primarily due to costs associated with the increase in gallons sold in the first quarter of 2013 period and amounts owed to customers regarding the blenders tax credit as follows:

Biodiesel. Biodiesel costs of goods sold increased $81.4 million, or 48%, to $252.5 for the three months ended March 31, 2013, compared to $171.1 million for the three months ended March 31, 2012. The increase in biodiesel costs of goods sold is primarily the result of $70.5 million owed to customers relating to the retroactive application of the blenders tax credit for 2012 that was recognized in first quarter 2013, as described above. To a lesser extent, cost of goods sold increased from additional gallons sold in first quarter 2013 and was partially offset by slightly lower feedstock prices in 2013 as compared to 2012. Average lower cost feedstocks prices for the three months ended March 31, 2013 was $0.39 per pound, compared to $0.44 per pound for the three months ended March 31, 2012. Soybean oil costs for the three months ended March 31, 2013 was $0.52 per pound, compared to $0.55 per pound for the three months ended March 31, 2012. We had gains of $1.4 million from risk management trading activity for the three months ended March 31, 2013, compared to losses of $4.9 million from risk management trading for the three months ended March 31, 2012, respectively.

Services. Costs of services remained unchanged from the prior year. Services expenses were less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $9.6 million for the three months ended March 31, 2013, compared to $13.0 million for the three months ended March 31, 2012. SG&A expenses decreased $3.4 million, or 26%, for the three months ended March 31, 2013. The decrease was primarily related to the decrease of non-cash stock compensation expense of $1.4 million for the three months ended March 31, 2013, compared to $5.0 million for the three months ended March 31, 2012. We also incurred a $0.5 million decrease in professional fee expense and a $1.0 million decrease in the provision for bad debt expense. This decrease was offset by an increase of $0.9 million in wages and benefits, excluding non-cash stock compensation expense and a $0.7 million increase in the meeting and travel expense.

Other income (expense), net. Other expense was $0.5 million for the three months ended March 31, 2013 compared to other income of $11.3 million for the three months ended March 31, 2012. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $0 million of expense for the three months ended March 31, 2013 and $12.0 million of income for the three months ended March 31, 2012. The change in fair value of the Seneca Holdco liability was $0 million of expense for the three months ended March 31, 2013 and was $0.3 million of income for the three months ended March 31, 2012. Interest expense decreased $0.5 million to $0.6 million for the three months ended March 31, 2013, from $1.1 million for the three months ended March 31, 2012.

Income tax expense. There was income tax expense recorded during the three months ended March 31, 2013 of $30.2 million, compared to an income tax expense of $1.4 million for the three months ended March 31, 2012.

Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $39.1 million for the three months ended March 31, 2012. To account for the exchange of Series A Preferred Stock for the newly issued Series B Preferred Stock and common stock, we compared the fair value of the Series B Preferred Stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and common shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $0 million for the three months ended March 31, 2013, compared to $1.8 million for the three months ended March 31, 2012 associated with the Series A Preferred Stock that was terminated upon completion of the IPO. During January 2012, as part of our IPO and the conversion of the Series A Preferred Stock to Series B Preferred Stock, the accretion of the Series A Preferred Stock was terminated and we determined that no accretion was deemed necessary on the newly issued Series B Preferred Stock. See “Note 4 – Redeemable Preferred Stock” in our condensed consolidated financial statements for a description of the transaction.

Change in undistributed dividends. Undistributed preferred stock dividends were $0.8 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. During January 2012, the Series A Preferred Stock converted to Series B Preferred Stock as part of our IPO.  All previous undistributed dividends were cancelled as part of the conversion. The new Series B Preferred Stock agreement requires us to pay dividends on a semi-annual basis.

Effects of participating preferred stock. Effects of participating preferred stock was $6.5 and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.

Effects of participating share-based awards. Effects of participating restricted stock units was $0.6 and $2.2 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through March 31, 2013, we received cash proceeds of $201.0 million from sales of preferred stock and sales of common stock. At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $49.0 million and $66.8 million, respectively. At March 31, 2013, we had total assets of $685.7 million, compared to total assets of $495.8 million at December 31, 2012. At March 31, 2013, we had term debt of $36.3 million, compared to term debt of $37.0 million at December 31, 2012.

Our borrowings (in millions) are as follows:

	March 31,	December 31,
	2013	2012

REG Danville term loan	$ 9.8	$ 10.1
REG Newton term loan	20.8	21.2
Other	1.5	1.4

Total notes payable	$ 32.1	$ 32.7

Bell, LLC promissory note	$ 4.2	$ 4.3

Our revolving borrowings (in millions) are as follows:

	March 31,	December 31,
	2013	2012

Revolving lines of credit	$ 27.4	$ —

We have disclosed under the heading “Liquidity and Capital Resources” in our December 31, 2012 Annual Report on Form 10-K the capital resources which materially affect our financial statements. There have been no material changes from the capital resources previous disclosed other than those noted below. You should carefully consider the liquidity and capital resources set forth in our Annual Report on Form 10-K along with the information described below.

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum.  The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The Excess Cash Flow payment for December 31, 2012 was $1.5 million and will be paid in the second quarter of 2013. We recorded an estimated excess cash flow payment of $0.6 for calendar year 2013 which would be paid in the third quarter of 2013. As of March 31, 2013, there was $9.8 million outstanding under the Fifth Third Loan.

On March 4, 2013, REG Danville entered into the First Amendment to the Amended and Restated Loan Agreement (First Amendment) with Fifth Third Loan. The First Amendment includes changes to the debt covenants based upon us executing a tax sharing agreement with REG Danville. The tax sharing agreement provides that REG Danville will share the liability for income taxes via an allocation based upon a separate-return approach. Although we are not directly compensated for the use of carry-forward attributes, the Tax Sharing Agreement allows each affiliate to benefit from net operating losses and tax credits that each generates.

On December 20, 2012, REG Newton and AgStar Financial Services, PCA (AgStar) extended the term of the AgStar Loan. The maturity date of the AgStar Loan is March 8, 2014. We have initiated discussions to extend the loan.

We and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,

	2013	2012

Net cash flows used in operating activities	$ (34,127)	$ (14,093)
Net cash flows used in investing activities	(9,981)	(2,607)
Net cash flows provided from financing activities	26,300	58,282
Net change in cash and cash equivalents	(17,808)	41,582
Cash and cash equivalents, end of period	$ 48,977	$ 75,157

Operating activities. Net cash used in operating activities was $34.1 million for the three months ended March 31, 2013. For the first quarter of 2013, net income was $46.4 million, which includes depreciation and amortization expense of $1.9 million, stock compensation expense of $1.4 million and an expense for deferred taxes of $2.5 million. We also used $86.1 million to fund net working capital requirements, consisting of a $44.3 million increase in inventory, $153.4 million increase in accounts receivable, of which $127.9 of the accounts receivable increase relates to the retroactive 2012 blenders tax credit passed into law on January 2, 2013, and a $2.9 million increase in prepaid expenses, which was offset by a $113.1 million increase in accounts payable and accruals and an increase in deferred revenues of $1.4 million.

Net cash used from operating activities was $14.1 million for the three months ended March 31, 2012. For the first quarter of 2012, net income was $14.0 million, which includes depreciation and amortization expense of $2.0 million, non-cash stock compensation expense of $5.0 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in a deferred tax expense of $1.4 million. We also used $19.8 million to fund net working capital requirements, consisting of a $35.5 million increase in inventory due to increased production and sales volume, $10.0 million decrease in accounts receivable, a $6.8 million increase in prepaid expenses, an increase in deferred revenues of $9.7 million and a $2.8 million increase in accounts payable and accruals.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2013 was $10.0 million, consisting of net cash used to pay for facility construction of $9.9 million for upgrades at REG Albert Lea, REG New Boston and REG Seneca and $0.1 million used to pay for investments.

Net cash used for investing activities for the three months ended March 31, 2012 was $2.6 million, consisting of net cash used to pay for facility construction of $2.6 million

Financing activities. Net cash provided from financing activities for the three months ended March 31, 2013 was $26.3 million. We paid $0.3 million for the purchase of treasury stock. We drew down a net amount of $27.4 million on our line of credit and paid down $0.8 million of term debt.

Net cash provided for financing activities for the three months ended March 31, 2012 was $58.3 million. We received $63.7 million from the completion of our IPO. We paid down $1.1 million on our term notes, had a net increase of $1.7 million borrowed on our Wells Fargo revolving line and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.6 million for the issuance of common stock and preferred stock, $0.4 million for the repurchase of common stock and $0.1 million for debt issuance cost.

Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We expect it will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. We also acquired a biodiesel facility near Atlanta, Georgia, on November 16, 2012 that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility to fulfill biodiesel contracts for customers in the Southwest. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of three facilities, our New Orleans facility, our Emporia facility and our Clovis facility. We are upgrading our Albert Lea facility and our New Boston facility and expect our capital expenditures related to these facility upgrades to be approximately $21 million and $3 million, respectively. We have spent approximately $16 million and $2 million, respectively on these projects through March 31, 2013. We also plan to undertake various facility upgrades to further expand processing capabilities at our existing facilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2013	2012

Net income	$ 46,403	$ 14,017

Adjustments:
Income tax expense	30,189	1,363
Interest expense	576	1,053
Other income (expense), net	(117)	(37)
Change in fair value of Seneca Holdco liability	—	(349)
Change in fair value of preferred stock conversion
feature embedded derivatives	—	(11,975)
Stock issued for glycerin agreement termination	—	1,898
Straight-line lease expense	(159)	(102)
Depreciation	2,080	2,026
Amortization	(199)	(139)
Non-recurring business interruption	(863)	—
Blenders tax credit	(57,372)	10,448
Cash-in-lieu board of director stock compensation	88	—
Non-cash stock compensation	1,356	4,964

Adjusted EBITDA	$ 21,982	$ 23,167

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

on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated credit for 2012. The retroactive credit for 2012 results in an estimated net benefit to us that was recognized in first quarter 2013 which relates to the operating performance and results of 2012 and is excluded from 2013 adjusted EBITDA when evaluating our operating performance as if the credit were in effect for 2012. Excluding the $10.4 million federal biodiesel blenders tax credit from first quarter 2012 would have depicted adjusted EBITDA of $12.7 million;

non-recurring business interruption charge at one of our production facilities in November 2012; we reflected the gain contingency in our operating performance of 2012 having received the corresponding insurance proceeds in February 2013, thus excluding it from first quarter 2013 adjusted EBTIDA;

non-cash stock compensation expense and cash-in-lieu board  of director stock compensation are important elements of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

Commodity Price Risk

Over the period from January 2007 through March 2013, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.52 per gallon during this period. Over the period from January 2006 through March 2013, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4290 per pound during this period. Over the period from January 2008 through March 2013, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3479 per pound during this period. Over the period from July 2010 through March 2013, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.42 in October 2012, with sales prices averaging $1.04 during this period.

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

	2012 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Change in Annual Gross Profit (in millions)	Percentage Change in Gross Profit

Biodiesel	188.4	gallons	10%	$ 100.6	171.4%
Lower Cost Feedstocks	1,184.6	pounds	10%	$ 50.9	86.7%
Soybean Oil	225.5	pounds	10%	$ 12.3	21.0%

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

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.4 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.17% for the last week of March 2013. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at March 31, 2013 at 5.20%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the variable component of the interest rate at 0.92% on a notional amount of approximately $4.4 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at March 31, 2013 and December 31, 2012, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at March 31, 2013 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $27.4 million borrowed and outstanding at March 31, 2013. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo

Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of March 31, 2013 (effective rate at March 31, 2013 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Associated With Our Business

Loss or reductions of governmental requirements for the use of biofuels could have a material adverse effect on our revenues and operating margins.

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

Loss of or reductions in tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins.

The biodiesel industry is also substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program was the federal blenders tax credit. The blenders tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The blenders tax credit expired again on December 31, 2011 and was again re-enacted on January 2, 2013, retroactively for all of 2012 and prospectively for 2013. There is no assurance that it will be reinstated when it expires at the end of 2013. Unlike RFS2, the blenders tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. The absence of and uncertainty around the blenders tax credit during 2012 materially curtailed demand for biodiesel and reduced margins. Although the blenders tax credit was reinstated for all of 2012, it was restated in January of 2013 and thus is reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to extending the blenders tax credit beyond 2013 or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. With the blenders tax credit expiring on December 31, 2011, we believe that we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their renewable volume obligation, or RVO, for 2012 through RINs obtained in 2011. We believe the resulting buildup of biodiesel inventories reduced gallons sold in the first quarter of 2012. We may experience something similar with the blenders tax credit scheduled to expire again on December 31, 2013.

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

One customer, Pilot Travel Centers LLC, or Pilot, accounted for 36% and 23% of our total revenues in 2012 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2013. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biodiesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed.  Recent news reports indicate that Pilot is the subject of a federal criminal investigation involving alleged fraud related to customer diesel fuel rebates. We cannot determine what effect, if any, this may have on our future business relationship with Pilot.

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

In addition, our RINs also have an element of seasonality to them. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, one would expect RIN prices to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. For example, in 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

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

Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum-based fuel prices. A reduction in petroleum-based fuel prices may have a material adverse effect on our revenues and profits if such price decrease reduces the price we are able to charge for our biodiesel.

There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel. A reduction in RIN values, such as those experienced in the second half of 2012, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biodiesel.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

On March 18, 2013, the Company issued 58,501 shares of Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

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
__________________

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

RENEWABLE ENERGY GROUP, INC.

Dated: May 3, 2013	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2013	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: May 3, 2013	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)