Form 10-Q
period 2013-06-30
Renewable Energy Group, Inc.
filed 2013-08-09
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 29, 2013, the registrant had 33,498,060 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,499	$66,785
Accounts receivable, net (includes amounts owed by related parties of $ 422 and $771 as of June 30, 2013 and December 31, 2012, respectively)	77,135	18,768
Inventories	76,830	45,206
Deferred income taxes	5,295	2,512
Prepaid expenses and other assets	25,988	15,812
Total current assets	280,747	149,083
PROPERTY, PLANT AND EQUIPMENT, NET	257,405	242,885
PROPERTY, PLANT AND EQUIPMENT, NET—VARIABLE INTEREST ENTITY	5,291	5,405
GOODWILL	84,864	84,864
DEFERRED INCOME TAXES	—	969
OTHER ASSETS (includes amounts owed by related parties of $ 246 and $692 as of June 30, 2013 and December 31, 2012, respectively)	12,456	12,578
TOTAL ASSETS	$640,763	$495,784
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$9,433	$—
Current maturities of notes payable	23,721	4,955
Current maturities of notes payable—variable interest entity	293	283
Accounts payable (includes amounts owed to related parties of $ 610 and $2,950 as of June 30, 2013 and December 31, 2012, respectively)	50,318	28,131
Accrued expenses and other liabilities	7,416	6,475
Accrued income taxes	39,316	—
Deferred revenue	573	—
Total current liabilities	131,070	39,844
UNFAVORABLE LEASE OBLIGATION	8,470	9,035
DEFERRED INCOME TAXES	5,270	—
NOTES PAYABLE	6,123	27,776
NOTES PAYABLE—VARIABLE INTEREST ENTITY	3,881	4,030
OTHER LIABILITIES	7,060	7,292
Total liabilities	161,874	87,977
COMMITMENTS AND CONTINGENCIES (Note 12)
SERIES B PREFERRED STOCK ($.0001 par value; 3,000,000 shares authorized; 2,141,502 and 2,995,106 shares outstanding at June 30, 2013 and December 31, 2012, respectively; redemption amount $ 53,538 and $74,878 at June 30, 2013 and December 31, 2012, respectively)	59,372	83,043
EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 32,425,828 and 30,559,935 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	3	3
Common stock—additional paid-in-capital	300,957	273,989
Warrants—additional paid-in-capital	147	147
Retained earnings	121,766	53,823
Total paid-in-capital and retained earnings	422,873	327,962
Treasury stock (484,660 and 462,985 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	(3,356)	(3,198)
Total stockholders’ equity	419,517	324,764
TOTAL LIABILITIES AND EQUITY	$640,763	$495,784

See notes to condensed consolidated financial statements

.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
REVENUES:
Biodiesel sales	$340,111	$271,035	$529,366	$453,815
Biodiesel government incentives	44,577	815	119,648	6,202
	384,688	271,850	649,014	460,017
Services	47	77	89	157
	384,735	271,927	649,103	460,174
COSTS OF GOODS SOLD:
Biodiesel	321,074	228,002	486,957	381,469
Biodiesel—related parties	13,411	12,897	25,141	30,566
Services	69	79	129	156
	334,554	240,978	512,227	412,191
GROSS PROFIT	50,181	30,949	136,876	47,983
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $ 0 and $ 2 for the three and six months ended June 30, 2013, respectively, and $3 and $152 for the three and six months ended June 30, 2012, respectively)	11,226	11,014	20,870	23,976
INCOME FROM OPERATIONS	38,955	19,935	116,006	24,007
OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion embedded derivative	—	—	—	11,975
Change in fair value of Seneca Holdco liability	—	—	—	349
Other income	93	28	210	65
Interest expense (includes related party amounts of $ 8 and $ 28 for the three and six months ended June 30, 2013, respectively, and $4 and $21 for the three and six months ended June 30, 2012, respectively)	(604)	(1,059)	(1,180)	(2,112)
	(511)	(1,031)	(970)	10,277
INCOME BEFORE INCOME TAXES	38,444	18,904	115,036	34,284
INCOME TAX EXPENSE	(15,314)	(4,471)	(45,503)	(5,834)
NET INCOME	23,130	14,433	69,533	28,450
EFFECTS OF RECAPITALIZATION	—	—	—	39,107
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	—	—	(1,808)
LESS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	839	628	—	(823)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	(1,590)	(1,470)	(1,590)	(1,470)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(2,491)	(1,337)	(9,001)	(8,952)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(315)	(944)	(935)	(3,145)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$19,573	$11,310	$58,007	$51,359
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.63	$0.39	$1.87	$1.91
DILUTED	$0.62	$0.39	$1.87	$0.47
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	31,292,910	28,822,486	30,967,903	26,948,340
DILUTED	36,683,764	28,822,486	36,655,958	32,869,382

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings	Cost of Treasury Stock	Total
BALANCE, January 1, 2012	13,455,522	$147,779	—	$—	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial public offering, net of issue cost of $ 8,780	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	319,301	—	3,958	—	—	—	3,958
Stock compensation expense	—	—	—	—	—	—	9,722	—	—	—	9.722
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,470)	—	(1,470)
Net income	—	—	—	—	—	—	—	—	28,450	—	28,450
BALANCE, June 30, 2012	2,999,493	$83,165	7,200,000	$1	21,599,208	$2	$266,140	$147	$61,700	$(398)	$327,592
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	—	$—	$273,989	$147	$53,823	$(3,198)	$324,764
Issuance of common stock	—	—	58,501	—	—	—	423	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(853,604)	(23,671)	1,736,877	—	—	—	24,055	—	—	—	24,055
Conversion of restricted stock units to common stock (net of 21,675 shares of treasury stock purchased)	—	—	70,515	—	—	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	—	—	2,385	—	—	—	2,385
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,590)	—	(1,590)
Excess tax benefit over book expense from restricted stock unit conversions	—	—	—	—	—	—	105	—	—	—	105
Net income	—	—	—	—	—	—	—	—	69,533	—	69,533
BALANCE, June 30, 2013	2,141,502	$59,372	32,425,828	$3	—	$—	$300,957	$147	$121,766	$(3,356)	$419,517

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(IN THOUSANDS)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,533	$28,450
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	4,376	4,095
Amortization expense of assets and liabilities, net	(253)	(174)
Gain on disposal of property, plant and equipment	(67)	—
Provision (benefit) for doubtful accounts	(117)	338
Stock compensation expense	2,385	9,722
Deferred tax expense	3,456	3,083
Change in fair value of preferred stock conversion feature embedded derivatives	—	(11,975)
Change in fair value of Seneca Holdco liability	—	(249)
Premium paid for Seneca Landlord investment	—	(7,063)
Expense settled with stock issuance	—	1,898
Changes in asset and liabilities:
Accounts receivable, net	(58,250)	22,643
Inventories	(31,624)	(16,522)
Prepaid expenses and other assets	(9,940)	(27,037)
Accounts payable	23,660	13,203
Accrued expenses and other liabilities	40,332	(3,230)
Deferred revenue	573	(6,319)
Net cash flows provided by operating activities	44,064	10,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(20,057)	(4,392)
Cash proceeds from involuntary disposal of fixed assets	330	—
Change in restricted cash	—	(64)
Cash paid for investments	(58)	—
Cash paid for issuance of note receivable	(519)	—
Net cash flows used in investing activities	(20,304)	(4,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	643,148	686,665
Repayments on line of credit	(633,715)	(690,178)
Cash received from issuance of note payable	3,000	—
Cash paid on note payable	(6,025)	(5,462)
Cash paid for debt issuance costs	(47)	(137)
Repayment of investment in Seneca Landlord	—	(4,000)
Cash received from initial public offering	—	63,747
Cash paid for issuance of common stock and preferred stock	(25)	(1,699)
Cash paid for treasury stock	(282)	(398)
Cash paid for preferred stock dividends	(1,205)	(1,470)
Excess tax benefit over book expense from restricted stock unit conversions	105	—
Net cash flows provided from financing activities	4,954	47,068
NET CHANGE IN CASH AND CASH EQUIVALENTS	28,714	53,475
CASH AND CASH EQUIVALENTS, Beginning of period	66,785	33,575
CASH AND CASH EQUIVALENTS, End of period	$95,499	$87,050

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(IN THOUSANDS)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$(2,111)	$3,282
Cash paid for interest	$940	$1,991
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization		$39,107
Accretion of preferred stock to redemption value		$1,808
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$2,459	$447
Incentive stock liability for raw material supply agreement	$239	$271
Issuance of common stock for Seneca Landlord put/call option		$591
Issuance of common stock for dividends	$385

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For The Three and Six Months Ended June 30, 2013 and 2012

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

The Company has been in the biodiesel industry since 1996. The Company owns eight active biodiesel production facilities with aggregate nameplate production capacity of 257 million gallons per year (mmgy). The Company primarily produces biodiesel from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of the Company’s biodiesel is produced using higher cost virgin vegetable oils, such as soybean oil and canola oil. The seven active biodiesel production facilities with nameplate capacities are: a 12 mmgy facility in Ralston, Iowa; a 35 mmgy facility near Houston, Texas; a 45 mmgy facility in Danville, Illinois; a 30 mmgy facility in Newton, Iowa; a 30 mmgy biodiesel production facility in Albert Lea, Minnesota; a 60 mmgy facility in Seneca, Illinois; a 15 mmgy facility in New Boston, Texas; and a 30 mmgy facility in Mason City, Iowa which was idle at the time the Company purchased it. See “Note 13 – Subsequent Events” for a further description of the Company’s acquisition of the Mason City biorefinery. The Company completed repairs to the New Boston facility and started producing biodiesel at this facility in late June 2013. In November 2012, the Company completed the acquisition of BullDog Biodiesel, LLC, a 15 mmgy facility near Atlanta, Georgia, that was idle when purchased and it will remain idled until certain repairs or upgrades are made.

The biodiesel industry and the Company’s business have benefited from certain federal and state incentives. On January 2, 2013, the federal blenders tax credit, which expired on December 31, 2011, was retroactively reinstated to January 1, 2012 through December 31, 2013. Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. During the three and six months ended June 30, 2013, the Company earned biodiesel government incentive revenues in the amount of $44,577 and $119,648, respectively, and $815 and $6,202 for the three and six months ended June 30, 2012, respectively. The 2012 federal blenders tax credit portion recognized during the first quarter of 2013 increased biodiesel government incentive revenues along with cost of goods sold.

During the second quarter of 2013, the Company revised the presentation of biodiesel government incentives revenue and biodiesel cost of goods sold from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount refunded to customers of $69,534 as a reduction of biodiesel government incentives revenue versus biodiesel cost of goods sold. In addition, biodiesel cost of goods sold was revised from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount received from vendors of $5,382 as a reduction of biodiesel cost of goods sold versus biodiesel government incentives revenue. Previously these cash payments were reported on a gross basis.  These revisions relate to the first quarter of 2013 and have no impact on any other previously reported historical period.  The

Company believes the revised presentation is not material to its previously reported historical condensed consolidated statements of operations.  Additionally, this revision had no impact on gross profit, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statements of redeemable preferred stock and equity, or the condensed consolidated statements of cash flows in any previously reported historical period.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. As of June 30, 2013 and December 31, 2012, there were no adjustments to reduce inventory to the lower of cost or market. Cost is determined based on the first-in, first-out method.

In addition to the inventories noted above, Renewable Identification Number (RIN) inventory is valued at the lower of cost or market. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). RIN inventory values were adjusted in the amount of $0 and $21 at June 30, 2013 and December 31, 2012, respectively, to reflect the lower of cost or market. The Company held $8,253 and $99 in RIN inventory as of June 30, 2013 and December 31, 2012, respectively, which is reported in prepaid expenses and other assets on the condensed consolidated balance sheets.

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

Accretion of $0 for the three and six months ended June 30, 2013 and $0 and $1,808 for the three and six months ended June 30, 2012, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

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

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $1,029 and $2,385 for the three and six months ended June 30, 2013, respectively, and

$4,758 and $9,722 for the three and six months ended June 30, 2012, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for services. During January 2013, the Company granted 20,000 shares of stock appreciation rights to an employee for services with a vesting period of four years. During February 2013, the Company granted 50,000 shares of restricted stock units to an employee that vested and converted to common stock immediately based upon meeting certain performance requirements. During May 2013, the Company granted 84,921 shares of restricted stock units and 313,482 shares of stock appreciation rights to employees with vesting periods of three and four years, respectively.

Income Taxes

The Company accounts for income taxes during interim periods based on its best estimate of the annual effective tax rate in accordance with ASC Topic 740, Income Taxes (ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Further, during interim periods, certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.

In addition, ASC Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. If it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, based on all available evidence, a deferred tax valuation allowance would be established. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets. Significant judgment is required in making this assessment. In evaluating the available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. During the six months ended June 30, 2013, the Company estimated that it will incur a tax liability for the annual period ending December 31, 2013 and that its net deferred tax assets will be utilized as a result. As of June 30, 2013 and December 31, 2012, the Company had net deferred income tax assets of $25 and $3,481, respectively. There was no offsetting valuation allowance recorded as of June 30, 2013 or December 31, 2012. The net deferred income tax asset amount is offset by an accrued liability for unrecognized tax benefits in the amount of $1,900 and $1,900 as of June 30, 2013 and December 31, 2012, respectively.

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Income tax expense for the three and six months ended June 30, 2013 was $15,314 and $45,503, respectively, compared to $4,471 and $5,834 for the three and six months ended June 30, 2012, respectively. The effective tax rate was approximately 39% and 40% for the three and six months ended June 30, 2013, respectively, and 24% and 17% for the three and six months ended June 30, 2012, respectively. The difference between the effective tax rate and the federal statutory rate (35%) for the first six months of 2013 is primarily a result of state income taxes (net of federal income tax effects), the domestic production activities deduction, limitation on the deductibility of certain executive compensation, various disallowed deductions and discrete items that occur during the period. The difference between the effective tax rate and the federal statutory rate (35%) for the first six months of 2012 was primarily a result of state income taxes (net of federal income tax effects), reversal of the valuation allowance offsetting deferred tax assets, income or loss from the change in fair value of the embedded conversion feature of preferred stock, the domestic production activities deduction, tax consequences of Seneca Landlord, various disallowed deductions and discrete items that occur during the period.

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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	524,417	1,698,661	514,596	1,548,790
Stock appreciation rights	1,225,528	901,747	1,149,877	459,665
Warrants to purchase common stock	—	17,916	17,916	54,256
Redeemable preferred shares	—	5,998,986	—	—
Total	1,836,971	8,704,336	1,769,415	2,149,737

The following table presents the calculation of diluted net income per share for the three and six months ended June 30, 2013 and for the six months ended June 30 2012. For the three months ended June 30, 2012, the effect from all convertible securities was anti-dilutive (in thousands, except share and per share data):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income attributable to the Company’s common stockholders	$19,573	$58,007	$51,359
Less: effects of recapitalization	—	—	(39,107)
Plus: change in undistributed dividends allocated to preferred stockholders	(839)	—	823
Plus: distributed dividends to Preferred Stockholders	1,590	1,590	1,470
Plus: accretion of Series A Preferred Stock to redemption value	—	—	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion feature embedded derivatives	—	—	(11,975)
Plus: effect of participating dividends	2,806	9,936	12,097
Adjusted net income available to common stockholders	23,130	69,533	16,475
Less: effect of participating share-based awards	(326)	(957)	(1,108)
Net income attributable to the Company’s common stockholders after dilutive effects	$22,804	$68,576	$15,367

Shares:
Weighted-average shares used to compute basic net income per share	31,292,910	30,967,903	26,948,340
Adjustment to reflect conversion of preferred stock	5,390,042	5,688,055	5,921,042
Adjustment to reflect warrants to purchase common stock	812	—	—
Weighted-average shares used to compute diluted net income per share	36,683,764	36,655,958	32,869,382
Net income per share attributable to common stockholders
Diluted	$0.62	$1.87	$0.47

Variable Interest Entities

The Company uses both quantitative and qualitative analysis when evaluating its variable interest entities (VIE) and determining the primary beneficiary (PB) of a VIE. The Company consolidates a VIE if it has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, an interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

NOTE 3 — STOCKHOLDERS’ EQUITY OF THE COMPANY

Common Stock

On January 3, 2012, the Company filed its Second Amended and Restated Certificate of Incorporation which affected a one-for-2.5 reverse stock split on the shares issued and outstanding. The Amended and Restated Certificate of Incorporation authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Class A Common Stock and 10,000,000 shares of preferred stock including 3,000,000 shares of Series B Preferred Stock.

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

On May 23, 2013, the Company had 42,190 restricted stock units vest into 42,190 shares of Common Stock.

During the second quarter 2013, certain Series B Preferred Stockholders converted 852,464 shares of preferred stock into 1,734,577 shares of Common Stock as per the preferred stock shareholder agreement.

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

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three and six months ended June 30, 2013 were $4 and $25, respectively, and $0 and $700 for the three and six months ended June 30, 2012, respectively.

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

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	June 30, 2013		December 31, 2012
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
Western Iowa Energy LLC	$671	$671	$613	$613
Western Dubuque Biodiesel LLC	2,005	2,005	2,005	2,005
	$2,676	$2,676	$2,618	$2,618

NOTE 6 — INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$21,975	$9,835
Work in process	1,268	448
Finished goods	53,587	34,923
Total	$76,830	$45,206

NOTE 7 — BORROWINGS

The Company’s term borrowings are as follows:

	June 30, 2013	December 31, 2012
REG Danville term loan	$7,854	$10,060
REG Newton term loan	20,386	21,175
Other	1,604	1,496
Total notes payable	$29,844	$32,731

Bell, LLC promissory note—variable interest entity	$4,174	$4,313

On November 3, 2011, REG Danville, LLC (REG Danville) entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of

$150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate is 5.19% at June 30, 2013. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The excess cash flow payment required for the second half of 2012 was $1,458 and was paid in April 2013. The Company recorded an estimated excess cash flow payment of $1,178 for the first half of 2013 which will be paid in the third quarter of 2013.

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

The Company was in compliance with all restrictive covenants associated with its borrowings as of June 30, 2013.

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

Summary of Related Party Transactions

		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Cost of goods sold – Biodiesel	$13,411	(a)	$12,897	(a)	$25,141	(a)	$30,566	(a)
	Selling, general, and administrative expenses	$—	(b)	$3	(b)	$2	(b)	$152	(b)
	Interest expense	$8	(c)	$4	(c)	$28	(c)	$21	(c)

(a)	Represents transactions with related parties as follows:

	West Central	$13,411		$12,897		$25,141		$26,617
	Bunge	—		—		—		3,949
		$13,411		$12,897		$25,141		$30,566

(b)	Represents transactions with related parties as follows:

	West Central	$—		$3		$2		$39
	Bunge	—		—		—		113
		$—		$3		$2		$152

(c)	Represents transactions with related parties as follows:

	West Central	$8		$4		$28		$12
	Bunge	—		—		—		9
		$8		$4		$28		$21

Summary of Related Party Balances

		As of June 30, 2013		As of December 31, 2012
	Accounts receivable	$422	(a)	$771	(a)
	Other assets	$246	(a)	$692	(a)
	Accounts payable	$610	(a)	$2,950	(a)

(a)	Represents balances with West Central

West Central Cooperative

The Company’s Ralston facility is co-located with West Central Cooperative’s (West Central) soybean crush facility and is required to pay interest for amounts owed on extended trade terms.

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

Bunge North America

Prior to 2013, the Company purchased feedstocks from Bunge North America, Inc. (Bunge) for the production of biodiesel. The costs associated with the purchased feedstocks are reflected in costs of goods sold – biodiesel when sold to the end customer.

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

These derivative contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (ASC Topic 815). ASC Topic 815 requires that an entity recognize and record all derivatives on the balance sheet at fair value. All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. ASC Topic 815 requires all derivative financial instruments to be recorded on the balance sheet at fair value. The Company’s derivatives are not designated as hedges and are utilized to manage cash flow. The changes in fair value of the derivative instruments are recorded through earnings in the period of change. The changes in fair value of the derivative instruments are recorded currently in earnings. As of June 30, 2013 and December 31, 2012, the Company posted $13,729 and $8,053, respectively, of collateral associated with its commodity-based derivatives with a net asset position of $417 and a net liability position of $416, respectively.

As of June 30, 2013, the Company has entered into heating oil and soy oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of June 30, 2013, the Company had 3,117 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $4,245 and $5,245 as of June 30, 2013 and December 31, 2012, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreement was $29 and $46 at June 30, 2013 and December 31, 2012, respectively, and is recorded in other noncurrent liabilities. The interest rate swap was not designated as an accounting hedge under ASC Topic 815 and thus all gains and losses are recorded currently in earnings.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$29
Commodity swaps	Prepaid expenses and other assets	2,470	Prepaid expenses and other assets	2,614
Commodity options	Prepaid expenses and other assets	694	Prepaid expenses and other assets	133
Total derivatives		$3,164		$2,776

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$46
Commodity swaps	Prepaid expenses and other assets	305	Prepaid expenses and other assets	476
Commodity options	Prepaid expenses and other assets	143	Prepaid expenses and other assets	388
Total derivatives		$448		$910

		Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Location of Gain (Loss) Recognized in income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$—	$—	$11,975
Interest rate swap	Other income (loss)	8	(2)	17	(12)
Commodity futures	Cost of goods sold – Biodiesel	—	—	(2)	—
Commodity swaps	Cost of goods sold – Biodiesel	6,507	18,047	7,641	13,046
Commodity options	Cost of goods sold – Biodiesel	165	15	400	68
Total		$6,680	$18,060	$8,056	$25,077

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets

As of June 30, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$16,893	(2,776)	14,117	(13,729)	$388

Offsetting of Derivative Liabilities

As of June 30, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$2,776	(2,776)	—	—	$—

Offsetting of Derivative Assets

As of December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$8,501	(448)	8,053	(8,053)	$—

Offsetting of Derivative Liabilities

As of December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$910	(448)	462	—	$462

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

—	Level 1 — Quoted prices for identical instruments in active markets.

—

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

—	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In addition, ASC Topic 820 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs, to determine the effects of the measurements on earnings.

A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(29)	$—	$(29)	$—
Commodity swaps	$(144)	—	(144)	—
Commodity options	$561	—	561	—
	$388	$—	$388	$—

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(46)	$—	$(46)	$—
Commodity swaps	$(171)	—	(171)	—
Commodity options	$(245)	—	(245)	—
	$(462)	$—	$(462)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

	Series A Preferred Stock Embedded Derivatives	Seneca Holdco Liability
Ending balance—January 1, 2012	$(53,822)	$(11,903)
Total unrealized gains (losses)	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554
Ending balance—March 31, 2012	$—	$—
Total unrealized gains (losses)	—	—
Purchases	—	—
Issuance	—	—
Settlements	—	—
Ending balance—June 30, 2012	$—	$—

The company used the following methods and assumptions to estimate fair value of its financial instruments:

Valuation of Preferred Stock embedded conversion feature derivatives: The estimated fair value of the derivative instruments embedded in the Company’s outstanding preferred stock is determined using the option pricing method to allocate the fair value of the underlying stock to the various components comprising the security, including the embedded derivative. The allocation was performed based on each class of preferred stock’s liquidation preference and relative seniority. Derivative liabilities are adjusted to reflect fair value at each period end. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The derivative instrument is reflected in Level 3.

Interest rate swap: The fair value of the interest rate swap was determined based on a discounted cash flow approach using market observable swap curves. The swap agreement is reflected in Level 2.

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

Seneca Holdco liability: The liability represents the combination of the Call Option and the Put Option related to the purchase of the membership interest of Landlord. The fair value of the Seneca Holdco liability is determined using an option pricing model and represents the probability weighted present value of the gain that is realized upon exercise of each option. The Call Option and Put Option contract is reflected in Level 3.

Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	June 30, 2013		December 31, 2012
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(43,451)	$(43,509)	$(37,044)	$(37,000)

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

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net sales:
Biodiesel	$384,688	$271,850	$649,014	$460,017
Services	28,913	8,388	15,100	16,557
Intersegment revenues	(28,866)	(8,311)	(15,011)	(16,400)
	$384,735	$271,927	$649,103	$460,174
Income before income taxes:
Biodiesel	$50,203	$30,951	$136,916	$47,983
Services	(22)	(2)	(40)	1
Corporate and other (a)	(11,737)	(12,045)	(21,840)	(13,700)
	$38,444	$18,904	$115,036	$34,284
Depreciation and amortization expense, net:
Biodiesel	$1,915	$1,749	$3,640	$3,536
Services	32	5	51	9
Corporate and other (a)	228	194	432	376
	$2,175	$1,948	$4,123	$3,921
Cash paid for purchases of property, plant and equipment:
Biodiesel	$8,486	$1,463	$18,210	$3,756
Services	375	16	474	42
Corporate and other (a)	1,273	307	1,373	594
	$10,134	$1,786	$20,057	$4,392

	June 30, 2013	December 31, 2012
Goodwill:
Biodiesel	$68,784	$68,784
Services	16,080	16,080
	$84,864	$84,864
Assets:
Biodiesel	$409,098	$357,305
Services	20,636	20,033
Corporate and other (b)	211,029	118,446
	$640,763	$495,784

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

NOTE 13 — SUBSEQUENT EVENTS

On July 30, 2013, the Company completed the purchase of a 30 million gallon per year capacity biodiesel facility in Mason City, Iowa formerly owned by Soy Energy, LLC. Pursuant to the asset purchase agreement, the Company acquired the Mason City biorefinery for $11,000 cash and the issuance of a $5,600 promissory note to Soy Energy subject to customary closing conditions.

The Company has historically included revenue from certain government incentive payments in taxable income on its federal and state income tax returns. In connection with the U.S. Internal Revenue Service audits of the 2011 and 2010 years, the Company proposed that these government incentive payments should be excluded from taxable income. The U.S. Internal Revenue Service accepted this position and on August 1, 2013, the Company received notification from the congressional Joint Committee on Taxation approving the audit results and associated refund claim of $4,431 related to federal income taxes paid in 2011. The Company expects to record the refund in the third quarter and receive the refund prior to the end of 2013.

The Company is currently evaluating its tax positions based on information obtained in connection with these audits and expects to change its position related to these government incentive payments to exclude them from taxable income for years 2008 through the current year. The Company intends to file amended returns to reflect this position. This will result in a reduction to taxable income for each of those years and generate gross deferred tax assets for net operating losses generated from fiscal 2008 through fiscal 2013 of approximately $100,000 to $128,000. This evaluation is complex and requires significant judgment related to accounting for uncertain tax positions as well as the Company’s ability to generate future taxable income. The Company is also evaluating the need to reduce deferred tax assets to an amount that will more-than-likely-than-not be realized. It is reasonably possible that a valuation allowance may need to be established for all or part of the deferred tax assets. The Company expects to complete its evaluations and record the related effects in the third quarter of 2013.

* * * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements regarding Renewable Energy Group, Inc., or “we,” “our” or “the Company” that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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

These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three-months ended June 30, 2013. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are the largest producer of biodiesel in the United States. We have been a leader in the biodiesel industry since 1996. We own eight active biodiesel production facilities with aggregate nameplate production capacity of 257 million gallons per year, or mmgy. We produce biodiesel primarily from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of our biodiesel is produced using higher cost virgin vegetable oils, such as soybean oil. We own biodiesel production facilities with nameplate capacities consisting of: a 12 mmgy facility in Ralston, Iowa; a 35 mmgy facility near Houston, Texas; a 45 mmgy facility in Danville, Illinois; a 30 mmgy facility in Newton, Iowa; a 30 mmgy biodiesel production facility in Albert Lea, Minnesota; a 60 mmgy facility in Seneca, Illinois; a 15 mmgy facility in New Boston, Texas; and a 30 mmgy facility in Mason City, Iowa which was idle at the time we purchased it in July 2013. See “Note 13 – Subsequent Events” in our condensed consolidated financial statements for a further description of our acquisition of the Mason City biorefinery. We completed repairs to the New Boston facility and started producing biodiesel at this facility in late June 2013. In November 2012, we completed our acquisition of Bulldog Biodiesel, LLC, a 15 mmgy facility near Atlanta, Georgia, that was idled at the time we purchased it and will remain so until certain repairs or upgrades are made.

For the three and six months ended June 30, 2013, we sold 69 million and 108 million gallons, respectively, of biodiesel, including 8 million and 14 million gallons, respectively, that we purchased from third parties and resold. During 2012, we sold a total of 188 million gallons of biodiesel, including 25 million gallons we purchased from third parties and resold.

We own four partially completed biodiesel production facilities. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. The Atlanta facility is idled and will remain so until certain repairs or upgrades are made. We expect that the aggregate cost to complete construction and commence operations of these four facilities is in the range of approximately $130 to $140 million, excluding working capital. We plan to complete construction of these facilities as financing becomes available, subject to market conditions.

We derive revenues from two reportable business segments: Biodiesel and Services

Biodiesel Segment

Our Biodiesel segment, as reported herein, includes:

—	the operations of the following biodiesel production facilities:

—	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

—	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

—	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

—	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

—

a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which began production in August 2010, which we operated under a lease beginning in April 2010 and subsequently acquired in January 2012;

—	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota;

—

a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas, since its acquisition in October 2012 that was idle prior to acquisition. The Company completed repairs to the facility and started producing biodiesel at the facility in late June 2013;

—	purchases and resale of biodiesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

—	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

—	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2012 and the six months ended June 30, 2013, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

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

We have utilized our construction management expertise internally to upgrade our facilities during the last three years. We completed a $21 million upgrade to our Albert Lea facility in the second quarter 2013 in addition to the $3 million we spent in repairs of our recently acquired New Boston facility. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.

Recent Developments

We took a position by historically including revenue from certain government incentive payments in taxable income on our federal and state income tax returns. In connection with the U.S. Internal Revenue Service audits of the 2011 and 2010 years, we proposed that these government incentive payments should be excluded from taxable income. The U.S. Internal Revenue Service accepted this position and on August 1, 2013, we received notification from the congressional Joint Committee on Taxation approving the audit results and associated refund claim of $4.4 million related to federal income taxes paid in 2011. We expect to record the refund in the third quarter and to receive the refund prior to the end of 2013.

We are currently evaluating our tax positions based on information obtained in connection with these audits and expect to change our position related to these government incentive payments to exclude them from taxable income for years 2008 through the current year. The Company intends to file amended returns to reflect this position. This will result in a reduction to taxable income for each of those years and generate gross deferred tax assets for net operating losses generated from fiscal 2008 through fiscal 2013 of approximately $100.0 million to $128.0 million. This evaluation is complex and requires significant judgment related to accounting for uncertain tax positions as well as our ability to generate future table income. We are also evaluating the need to reduce deferred tax assets to an amount that will more-likely-than-not be realized. It is reasonably possible that a valuation allowance may need to be established for all or part of our deferred tax assets. We expect to complete our evaluations and record the related effects in the third quarter of 2013.

Factors Influencing Our Results of Operations

The principal factors affecting our segments are the market prices for biodiesel and the feedstocks used to produce biodiesel, as well as governmental programs designed to create incentives for the production and use of biodiesel.

Governmental programs favoring biodiesel production and use

Biodiesel has historically been more expensive than petroleum-based diesel when excluding incentives and credits. The biodiesel industry’s growth has largely been the result of federal and state programs that require or incentivize biodiesel, which allows biodiesel to compete with petroleum-based diesel on price.

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and renewable fuel. The RFS2 program requires the domestic use of one billion gallons of biodiesel in 2012 and 1.28 billion gallons in 2013. Our sales volumes and revenues have benefited from our increased production, as well as an increase in demand relating to the implementation of RFS2.

RFS2 required the use of one billion gallons of biomass-based diesel in 2012. Obligated Parties are allowed to satisfy up to 20% of their RVO in a given year with RINs from the prior year. The 2011 carry-over could be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 1.14 billion gallons of biomass-based diesel was produced during 2012, indicating that between the 2011 carry-over and 2012 year production, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons and create carryover towards the 2013 RVO. The 2013 RFS2 requirement for biomass-based diesel is 1.28 billion. According to EMTS data, approximately 701.8 million gallons of biomass-based diesel was produced during the first six months of 2013. As of this filing, the EPA has not proposed or finalized the 2014 biomass-based diesel requirement.

The federal blenders tax credit provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us of $57.7 million in the first six months of 2013. The net benefit increases our income before income taxes by a similar amount.

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

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011. In December 2012, the value of RINs, as reported by OPIS, contributed approximately $0.89, or 22%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2012, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During the last half of 2012, RIN pricing declined from $1.17 per RIN at June 30, 2012 to the low price of $0.42 per RIN in October, finishing the year at $0.64 per RIN on December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel during 2012. During the first six months of 2013, the value of RINs, as reported by OPIS, contributed approximately $1.19, or 25%, of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.

During 2012, feedstock expense accounted for 86% of our biodiesel production cost, while methanol and chemical catalysts expense accounted for 4% and 2% of our biodiesel production cost, respectively.

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

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to June 2013, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2012 was $0.52 per pound, or $3.92 per gallon of biodiesel, compared to $0.55 per pound, or $4.13 per gallon of biodiesel, in 2011.

Over the period from January 2008 to June 2013, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), has ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2012 was $0.4133 per pound, or $3.31 per gallon of biodiesel, compared to $0.4567 per pound, or $3.65 per gallon of biodiesel, in 2011.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from June 2010 to June 2013. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from June 2010 to June 2013.

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

The 2012 drought in the Midwestern United States increased the cost of corn and soybeans and may increase the cost of biodiesel feedstocks in the future. Following the drought, there was a decrease in the price of animal fats, which may have been related to increases in slaughter rates, putting more supply on the market. If the increased slaughter rates or increased cost of corn and soybeans reduces future slaughter rates, the price of animal fats may rise as supply decreases in the future. The impact of the drought on the prices of our feedstocks is uncertain, but the drought may increase the prices of some or all of our feedstocks as the market adjusts to higher commodity prices.

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

Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biodiesel in 2012 and the first half of 2013. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The

Jacobsen. Our efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility are supplied under an agreement with West Central that was renewed October 1, 2012 which expires January 31, 2014 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

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

We generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. We also obtain RINs from third party transactions which we hold in inventory for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN inventory.

As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biodiesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period while the purchase or sale of feedstocks or biodiesel has not yet occurred and thus the offsetting gain or loss will be recognized in a later accounting period.

We incurred risk management gains of $6.7 and $8.0 million from our derivative financial instrument trading activity for the three and six months ended June 30, 2013, respectively, compared to risk management gains of $18.1 and $13.1 million for the three and six months ended June 30, 2012, respectively. Changes in the value of these futures, swaps or option instruments are recognized in current income or loss. Over the first six months of 2013, we had risk management gains of approximately $0.07 per gallon sold. Over the last three fiscal years ended December 31, 2012, 2011 and 2010, risk management losses have represented an expense averaging $0.02 per gallon sold.

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

RINs prices may also be subject to seasonal fluctuations. As mentioned above, we generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, one would expect RIN prices to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For the first six months of 2013, the most recent data available from EMTS, approximately 702 million gallons of biomass-based diesel have been produced toward the 2013 biomass-based diesel RVO of 1.28 billion gallons, or 55% of the 2013 biomass-based diesel 2013 RVO. This compares to approximately 587 million for the same six months in 2012, or 59% of the 2012 biomass-based diesel RVO.

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

The annual impairment tests as of July 31, 2012 determined that the fair value at each of the reporting units exceeded its value by over 45% margins. No impairment of goodwill was recorded at June 30, 2013 or during the years 2012, 2011 and 2010. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.

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

Income taxes. We evaluate our deferred tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal year 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance offsetting our deferred tax assets. In fiscal year 2011, due to the significant increase in profitability, we were able to utilize net operating loss carry-forwards to significantly offset taxable income, resulting in a significant reduction of the valuation allowances. Due to our positive earnings through fiscal year 2012, and the absence of any significant negative evidence to the contrary, we concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against our deferred tax assets was removed in fiscal year 2012, resulting in a credit to income of $7.3 million and a remaining valuation allowance of $0 million. We did not have a valuation allowance as of June 30, 2013.

We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves.

Results of Operations

Three and six months ended June 30, 2013 and 2012

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Biodiesel	$340,111	$271,035	$529,366	$453,815
Biodiesel government incentives	44,577	815	119,648	6,202
Total biodiesel	384,688	271,850	649,014	460,017
Services	47	77	89	157
Total	384,735	271,927	649,103	460,174
Costs of goods sold
Biodiesel	334,485	240,899	512,098	412,035
Services	69	79	129	156
Total	334,554	240,978	512,227	412,191
Gross profit	50,181	30,949	136,876	47,983
Selling, general and administrative expenses	11,226	11,014	20,870	23,976
Income from operations	38,955	19,935	116,006	24,007
Other income (expense), net	(511)	(1,031)	(970)	10,277
Income tax expense	(15,314)	(4,471)	(45,503)	(5,834)
Net income attributable to REG	23,130	14,433	69,533	28,450
Effects of recapitalization	—	—	—	39,107
Accretion of preferred stock to redemption value	—	—	—	(1,808)
Change in undistributed dividends allocated to preferred stockholders	839	628	—	(823)
Distributed dividends to preferred stockholders	(1,590)	(1,470)	(1,590)	(1,470)
Effects of participating preferred stock	(2,491)	(1,337)	(9,001)	(8,952)
Effects of participating share-based awards	(315)	(944)	(935)	(3,145)
Net income attributable to the Company’s common stockholders	$19,573	$11,310	$58,007	$51,359

Revenues. Our total revenues increased $112.8 million, or 41%, and $188.9 million, or 41%, to $384.7 million and $649.1 million for the three and six months ended June 30, 2013, respectively, from $271.9 million and $460.2 million for the three and six months ended June 30, 2012. This increase was primarily due to an increase in gallons sold and the reinstatement of the blenders tax credit that was signed into law on January 2, 2013 as follows:

Biodiesel. Biodiesel revenues including government incentives increased $112.8 million, or 41%, and $189.0 million, or 41%, to $384.7 million and $649.0 million for the three and six months ended June 30, 2013, from $271.9 million and $460.0 million for the three and six months ended June 30, 2012. This increase in biodiesel revenues consisted primarily of a $43.8 million and

$113.4 million increase in biodiesel government incentives for the three and six months ended June 30, 2013, respectively, compared to the prior year period. Of these increases, $0.3 million and $57.7 million for the three and six months ended June 30, 2013, respectively, reflects the retroactive application of the blenders tax credit for 2012. We recognized a net benefit to us of $57.7 million. To a lesser extent, the increase in biodiesel revenues sold also reflects an increase in gallons sold, excluding tolled gallons, of 15.0 million, or 28%, and 19.8 million, or 22%, to 69.2 million and 108.1 million for the three and six months ended June 30, 2013, respectively, compared to 54.2 million gallons and 88.3 million gallons for the three and six months ended June 30, 2012, respectively, which was partially offset by lower biodiesel prices. The increase in gallons sold reflects increased throughput across our production facilities. Our average B100 sales price per gallon increased $0.09, or 2%, and decreased $0.17, or 4%, to $4.67 and $4.54 for the three and six months ended June 30, 2013, respectively, compared to $4.58 and $4.71 for the three and six months ended June 30, 2012, respectively, due to lower RIN and energy prices in the first six months of 2013 compared to the prior year period. The increase in average sales price for the three months ended June 30, 2013 contributed to a $4.9 million revenue increase while the decrease in average sales price for the six months ended June 30, 2013 contributed to a $15.0 million revenue decrease when applied to the number of gallons sold during the respective periods of 2012. The increase in gallons sold for the three and six months ended June 30, 2013 accounted for revenue increases of $70.1 and $89.9 million for the three and six months ended June 30, 2013, respectively, using pricing for the first six months of 2013.

Services. Service revenues were $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. This was due to our decision to cancel our remaining MOSAs during 2010.

Costs of goods sold. Our costs of goods sold increased $93.6 million, or 39%, and $100.0 million, or 24%, to $334.6 million and $512.2 million for the three and six months ended June 30, 2013, respectively, from $241.0 million and $412.2 million for the three and six months ended June 30, 2012, respectively. This increase was primarily due to costs associated with the increase in gallons sold in the first quarter of 2013 period and amounts owed to customers regarding the blenders tax credit as follows:

Biodiesel. Biodiesel costs of goods sold increased $93.6 million, or 39%, and $100.1 million, or 24%, to $334.5 million and $512.1 million for the three and six months ended June 30, 2013, respectively, compared to $240.9 million and $412.0 million for the three and six months ended June 30, 2012, respectively. The cost of goods sold increased from additional gallons sold in first six months 2013 and was partially offset by slightly lower feedstock prices in 2013 as compared to 2012. Average lower cost feedstocks prices for the three and six months ended June 30, 2013 were $0.40 and $0.40 per pound, respectively, compared to $0.46 and $0.45 per pound for the three and six months ended June 30, 2012, respectively. Soybean oil costs for the three and six months ended June 30, 2013 were $0.53 and $0.53 per pound, respectively, compared to $0.55 and $0.55 per pound for the three and six months ended June 30, 2012, respectively. We had gains of $6.7 million and $8.0 million from risk management trading activity for the three and six months ended June 30, 2013, respectively, compared to gains of $18.1 million and $13.1 million from risk management trading for the three and six months ended June 30, 2012, respectively.

Services. Services expenses were $0.1 million and $0.2 for the six months ended June 30, 2013 and 2012, respectively.

During the second quarter of 2013, we revised the presentation of biodiesel government incentives revenue and biodiesel cost of goods sold from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount refunded to customers of $69.5 million as a reduction of biodiesel government incentives revenue versus biodiesel cost of goods sold. In addition, biodiesel cost of goods sold was revised from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount received from vendors of $5.4 million as a reduction of biodiesel cost of goods sold versus biodiesel government incentives revenue.  Previously these cash payments were reported on a gross basis.  These revisions relate to the first quarter of 2013 and have no impact on any other previously reported historical period.  We believe the revised presentation is not material to our previously reported historical condensed consolidated statements of operations.  Additionally, this revision had no impact on gross profit, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statements of redeemable preferred stock and equity, or the condensed consolidated statements of cash flows in any previously reported historical period.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $11.2 million and $20.9 million for the three and six months ended June 30, 2013, respectively, compared to $11.0 million and $24.0 million for the three and six months ended June 30, 2012, respectively. SG&A expenses increased $0.2 million, or 2%, and decreased $3.1 million, or 13%, for the three and six months ended June 30, 2013, respectively. The six month decrease was primarily related to a decrease of stock-based compensation expense of $7.3 million to $2.4 million for the six months ended June 30, 2013, compared to $9.7 million for the six months ended June 30, 2012. We had a $0.7 million decrease in professional fee expense and a $0.5 million decrease in the provision for bad debt expense for the first six months of 2013. This decrease was offset by an increase of $1.1 million in wages and benefits, excluding stock-based compensation expense and the accrual of $2.5 million in cash incentives for 2013 compared to no accrual for 2012 and a $0.9 million increase in the meeting and travel expense for the first six months of 2013.

Other income (expense), net. Other expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively, compared to other expense of $1.0 million and other income of $10.3 million for the three and six months ended June 30, 2012, respectively. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $0 million of expense for the three and six months ended June 30, 2013 and $0 million and $12.0 million of income for the three and six months ended June 30, 2012, respectively. The change in fair value of the Seneca Holdco liability was $0 million of expense for the three and six months ended June 30, 2013 and was $0 million and $0.3 million of income for the three and six months ended June 30, 2012, respectively. Interest expense decreased $0.5 million and $0.9 million to $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively, from $1.1 and $2.1 million for the three and six months ended June 30, 2012, respectively.

Income tax expense. There was income tax expense recorded during the three and six months ended June 30, 2013 of $15.3 million and $45.5 million, respectively, compared to an income tax expense of $4.5 million and $5.8 million for the three and six months ended June 30, 2012, respectively.

Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $0 million and $39.1 million for the three and six months ended June 30, 2012, respectively. To account for the exchange of Series A Preferred Stock for the newly issued Series B Preferred Stock and common stock, we compared the fair value of the Series B Preferred Stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and common shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $0 million for the three and six months ended June 30, 2013, compared to $0 million and $1.8 million for the three and six months ended June 30, 2012, respectively, associated with the Series A Preferred Stock that was terminated upon completion of the IPO. During January 2012, as part of our IPO and the conversion of the Series A Preferred Stock to Series B Preferred Stock, the accretion of the Series A Preferred Stock was terminated and we determined that no accretion was deemed necessary on the newly issued Series B Preferred Stock. See “Note 4 – Redeemable Preferred Stock” in our condensed consolidated financial statements for a description of the transaction.

Change in undistributed dividends. Undistributed preferred stock dividends were $0.8 million and $0 million for the three and six months ended June 30, 2013, respectively, and a net addition of $0.6 million and a net reduction of $0.8 million for the three and six months ended June 30, 2012, respectively. During January 2012, the Series A Preferred Stock converted to Series B Preferred Stock as part of our IPO. All previous undistributed dividends were cancelled as part of the conversion. The new Series B Preferred Stock agreement requires us to pay dividends on a semi-annual basis.

Distributed dividends. Distributed dividends related to the Series B Preferred Stock were $1.6 million for the three and six months ended June 30, 2013 and $1.5 million for the three and six months ended June 30, 2012.

Effects of participating preferred stock. Effects of participating preferred stock was $2.5 and $9.0 million for the three and six months ended June 30, 2013, respectively, and $1.3 million and $9.0 million for the three and six months ended June 30, 2012, respectively.

Effects of participating share-based awards. Effects of participating restricted stock units was $0.3 and $0.9 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $3.1 million for the three and six months ended June 30, 2012, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through June 30, 2013, we received cash proceeds of $201.0 million from sales of preferred stock and sales of common stock. At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $95.5 million and $66.8 million, respectively. At June 30, 2013, we had total assets of $640.8 million, compared to total assets of $495.8 million at December 31, 2012. At June 30, 2013, we had term debt of $34.0 million, compared to term debt of $37.0 million at December 31, 2012.

Our borrowings (in millions) are as follows:

	June 30, 2013	December 31, 2012
REG Danville term loan	$7.9	$10.1
REG Newton term loan	20.4	21.2
Other	1.5	1.4
Total notes payable	$29.8	$32.7
Bell, LLC promissory note	$4.2	$4.3

Our revolving borrowings (in millions) are as follows:

	June 30, 2013	December 31, 2012
Revolving lines of credit	$9.4	$—

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

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The Excess Cash Flow payment for the six months ended December 31, 2012 was $1.5 million and was paid in the second quarter of 2013. We recorded an estimated excess cash flow payment of $1.2 million for the six months ended June 30, 2013 which is expected to be paid in the third quarter of 2013. As of June 30, 2013, there was $7.9 million outstanding under the Fifth Third Loan.

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

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash flows provided by operating activities	$44,064	$10,863
Net cash flows used in investing activities	(20,304)	(4,456)
Net cash flows provided by financing activities	4,954	47,068
Net change in cash and cash equivalents	28,714	53,475
Cash and cash equivalents, end of period	$95,499	$87,050

Operating activities. Net cash provided by operating activities was $44.1 million for the six months ended June 30, 2013. For the first six months of 2013, net income was $69.5 million, which includes depreciation and amortization expense of $4.1 million, stock-based compensation expense of $2.4 million and an expense for deferred taxes of $3.5 million. We also used $35.2 million to fund net working capital requirements, consisting of a $31.6 million increase in inventory, $58.3 million increase in accounts receivable and a $9.9 million increase in prepaid expenses, which was offset by a $64.0 million increase in accounts payable and accruals and an increase in deferred revenues of $0.6 million. The increase in accounts receivable is due to the reinstatement of the blenders tax credit in 2013, an increase in sales for the first six months of 2013 when compared to the same period of 2012. The increase in accounts payable and accruals is related to the purchase of raw materials for increased production, the addition of a tolling agreement with Iowa Renewable Energy, LLC and the accrued income taxes recorded as of June 2013.

Net cash provided by operating activities was $10.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, net income was $28.5 million, which includes depreciation and amortization expense of $3.9 million, stock-based compensation expense of $9.7 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in a deferred tax expense of $3.1 million. We also used $17.2 million to fund net working capital requirements, consisting of a $16.5 million increase in inventory due to increased production and sales volume, $22.6 million decrease in accounts receivable, a $27.0 million increase in prepaid expenses, an decrease in deferred revenues of $6.3 million and a $10.0 million increase in accounts payable and accruals.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2013 was $20.3 million, consisting of net cash used to pay for facility construction of $20.1 million for upgrades at REG Albert Lea, REG New Boston and REG Seneca, $0.1 million used to pay for investments, and $0.5 million loan to an external party for a potential acquisition. We received $0.3 million from insurance processed for the involuntary disposal of fixed assets.

Net cash used in investing activities for the six months ended June 30, 2012 was $4.5 million, consisting of net cash used to pay for facility construction of $4.4 million and cash used to establish restricted cash in the amount of $0.1 million.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2013 was $5.0 million. We paid $0.3 million for the purchase of treasury stock. We drew down a net amount of $9.4 million on our line of credit, drew $3.0 million on a note payable, paid down $6.0 million of term debt and had an excess tax benefit over book expense from restricted stock unit conversions of $0.1. We paid $1.2 million for the payment of preferred stock dividends.

Net cash provided by financing activities for the six months ended June 30, 2012 was $47.1 million. We received $63.7 million from the completion of our IPO. We paid down $5.5 million on our term notes and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.7 million for the issuance of common stock and preferred stock, $0.4 million for the repurchase of common stock, $1.5 million for the payment of preferred stock dividends and $0.1 million for debt issuance cost.

Capital expenditures. We have four partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and one near Atlanta, Georgia. We expect it will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility to fulfill biodiesel contracts for customers in the Southwest. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of four facilities, our New Orleans facility, our Emporia facility, our Clovis facility and our Atlanta facility. We upgraded our Albert Lea facility and our New Boston facility and our capital expenditures related to these facility upgrades were approximately $20 million and $3 million, respectively, through June 30, 2013. We also plan to undertake various facility upgrades to further expand processing capabilities at our existing facilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income	$23,130	$14,433	$69,533	$28,450
Adjustments:
Income tax expense	15,314	4,471	45,503	5,834
Interest expense	604	1,059	1,180	2,112
Other income (expense), net	(93)	(28)	(210)	(65)
Change in fair value of Seneca Holdco liability	—	—	—	(349)
Change in fair value of preferred stock conversion feature embedded derivatives	—	—	—	(11,975)
Stock issued for glycerin agreement termination	—	—	—	1,898
Straight-line lease expense	(162)	(104)	(321)	(206)
Depreciation	2,296	2,069	4,376	4,095
Amortization	(191)	(206)	(390)	(345)
Non-recurring business interruption (1)	—	—	(863)	—
Blenders tax credit (2)	(373)	16,625	(57,745)	27,073
Stock-based compensation	1,029	4,758	2,385	9,722
Adjusted EBITDA	$41,554	$43,077	$63,448	$66,244

(1)

non-recurring business interruption charge at one of our production facilities in November 2012; we reflected the gain contingency in our operating performance of 2012 having received the corresponding insurance proceeds in February 2013, thus excluding it from first quarter 2013 adjusted EBTIDA;

(2)

on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quarter 2013 which relates to the operating performance and results of 2012 and is excluded from 2013 adjusted EBITDA when evaluating our operating performance as if the credit were in effect for 2012. Excluding the $16.6 million and $27.1 million federal biodiesel blenders tax credit from three and six months ended June 30, 2012, respectively, would have depicted adjusted EBITDA of $26.5 million and $39.2 million for the three and six months ended June 30, 2012, respectively

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

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

—	stock-based compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

—	other companies, including other companies in the industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

Commodity Price Risk

Over the period from January 2007 through June 2013, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.54 per gallon during this period. Over the period from January 2006 through June 2013, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4310 per pound during this period. Over the period from January 2008 through June 2013, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3479 per pound during this period. Over the period from July 2010 through June 2013, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.42 in October 2012, with sales prices averaging $1.03 during this period.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.4 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.10% for the last week of June 2013. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at June 30, 2013 at 5.19%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan on December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the variable component of the interest rate at 0.92% on a notional amount of approximately $4.2 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at June 30, 2013 and December 31, 2012, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at June 30, 2013 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $9.4 million borrowed and outstanding at June 30, 2013. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of June 30, 2013 (effective rate at June 30, 2013 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

—

require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;

—	increase our vulnerability to general adverse economic and biodiesel industry conditions;

—

limit our flexibility in planning for, or reacting to, changes in our business and the biodiesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

—	limit among other things, our ability to borrow additional funds.

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

We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and one near Atlanta, Georgia. We expect it will require additional investments of approximately $130 to $140 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility to fulfill biodiesel contracts for customers in the Southwest. In order to complete construction or upgrade these facilities as planned, we will require additional capital. In November 2012, we acquired a biodiesel facility near Atlanta, Georgia that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. We also have various upgrades planned for our operating facilities, including the upgrades we are currently completing at our Albert Lea, Minnesota and New Boston, Texas facility. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to complete construction of the three partially constructed facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries. We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.

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

We regularly review domestic and international acquisitions of biodiesel production facilities and have acquired most of our facilities from third parties. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all. In addition, we may not realize the anticipated benefits of any or all of our past or future transactions and each transaction has numerous risks. These risks include:

—	difficulty in integrating the operations and personnel of the acquired company;

—	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

—	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

—	inability to achieve the financial and strategic goals for the acquired and combined businesses;

—	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

—	the need to fund significant working capital requirements of any acquired production facilities;

—

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

—

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties; and

—	incurring significant exit charges if products or services acquired in business combinations are unsuccessful.

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

On June 30, 2015, each holder of the then-outstanding shares of Series B preferred stock may require that up to all of such holder’s shares of Series B preferred stock be redeemed by us out of funds lawfully available at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $59.4 million. In order to satisfy any redemption request, we may need to use limited cash resources on hand, be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our working capital, reduce the funds necessary to operate and grow our business, involve significant dilution to holders of our Common Stock or require the disposition of our key assets. If we are subject to a redemption request, it could have a material adverse effect on our financial condition, results of operations and cash flows, and cause the price of our Common Stock to decline.

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

Insiders have significant ownership positions and will continue to be able to exercise influence over corporate matters.

Two of our pre-IPO investors, West Central Cooperative and USRG Holdco V, LLC, beneficially own approximately 10.1% and 6.3%, respectively, of our common stock, and as a result have substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, two of our directors are affiliated with West Central Cooperative and one of our directors is affiliated with USRG Holdco V, LLC.   Further, subject to certain exceptions, USRG Holdco V, LLC has the right to designate a member of our board of directors until January, 2015. This concentration of ownership and contractual power over the appointment of directors could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Risks Related to Our Common Stock

The market price for our Common Stock may be volatile.

The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

—	actual or anticipated fluctuations in our financial condition and operating results;

—	changes in the performance or market valuations of other companies engaged in our industry;

—	issuance of new or updated research reports by securities or industry analysts;

—	changes in financial estimates by us or of securities or industry analysts;

—	investors’ general perception of us and the industry in which we operate;

—

changes in the political climate in the industry in which we operate, existing laws, regulations and policies applicable to our business and products, including RFS2, and the continuation or adoption or failure to continue or adopt renewable energy requirements and incentives, including the blenders tax credit;

—	other regulatory developments in our industry affecting us, our customers or our competitors;

—	announcements of technological innovations by us or our competitors;

—	announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;

—	additions or departures of key management or other personnel;

—	litigation;

—	inadequate trading volume;

—	general market conditions in our industry; and

—	general economic and market conditions, including continued dislocations and downward pressure in the capital markets.

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

—	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

—	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

—	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

—

the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with rights set by the board of directors, which rights could be senior to those of common stock;

—	a classified board;

—

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the classified board, the election and removal of directors and the ability of stockholders to take action by written consent; and

—	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the second quarter of 2013, the Company revised the presentation of biodiesel government incentives revenue and biodiesel cost of goods sold from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount refunded to customers of $69.5 million as a reduction of biodiesel government incentives revenue versus biodiesel cost of goods sold. In addition, biodiesel cost of goods sold was revised from amounts previously reported in the first quarter of 2013 to reflect the blenders tax credit amount received from vendors of $5.4 million as a reduction of biodiesel cost of goods sold versus biodiesel government incentives revenue. Previously, these cash payments were reported on a gross basis. These revisions relate to the first quarter of 2013 and have no impact on any other previously reported historical period. The Company believes the revised presentation is not material to its previously reported historical condensed consolidated statements of operations. Additionally, this revision had no impact on gross profit, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statement of redeemable preferred stock and equity or the condensed consolidated statements of cash flows in any previously reported historical period.

The effects of this revised presentation on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 are as follows (in thousands):

	Three months ended March 31, 2013
	As previously reported	Adjustment	As adjusted
REVENUES:
Biodiesel sales	$189,255	$—	$189,255
Biodiesel government incentives	149,987	(74,916)	75,071
	339,242	(74,916)	264,326
Services	42	—	42
	339,284	(74,916)	264,368
COST OF GOODS SOLD:
Biodiesel	240,799	(74,916)	165,883
Biodiesel related parties	11,730	—	11,730
Services	60	—	60
	252,589	(74,916)	177,673
GROSS PROFIT	$86,695	$—	$86,695

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

RENEWABLE ENERGY GROUP, INC.

Dated: August 9, 2013	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: August 9, 2013	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)