Form 10-Q
period 2013-09-30
Renewable Energy Group, Inc.
filed 2013-11-08
CIK 1463258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 30, 2013, the registrant had 36,451,262 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135,883	$66,785
Accounts receivable, net (includes amounts owed by related parties of $425 and $771 as of September 30, 2013 and December 31, 2012, respectively)	66,621	18,768
Inventories	59,887	45,206
Deferred income taxes	—	2,512
Prepaid expenses and other assets	39,985	15,812
Total current assets	302,376	149,083
PROPERTY, PLANT AND EQUIPMENT, NET	280,907	242,885
PROPERTY, PLANT AND EQUIPMENT, NET—VARIABLE INTEREST ENTITY	5,233	5,405
GOODWILL	84,864	84,864
DEFERRED INCOME TAXES	22	969
OTHER ASSETS (includes amounts owed by related parties of $141 and $692 as of September 30, 2013 and December 31, 2012, respectively)	12,392	12,578
TOTAL ASSETS	$685,794	$495,784
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of notes payable	$22,020	$4,955
Current maturities of notes payable—variable interest entity	296	283
Accounts payable (includes amounts owed to related parties of $268 and $2,950 as of September 30, 2013 and December 31, 2012, respectively)	51,650	28,131
Accrued expenses and other liabilities	10,156	6,475
Deferred income taxes	5,413	—
Deferred revenue	987	—
Total current liabilities	90,522	39,844
UNFAVORABLE LEASE OBLIGATION	8,188	9,035
NOTES PAYABLE	9,366	27,776
NOTES PAYABLE—VARIABLE INTEREST ENTITY	3,806	4,030
OTHER LIABILITIES	6,945	7,292
Total liabilities	118,827	87,977
COMMITMENTS AND CONTINGENCIES (Note 15)
SERIES B PREFERRED STOCK ($.0001 par value; 3,000,000 shares authorized; 525,617 and 2,995,106 shares outstanding at September 30, 2013 and December 31, 2012, respectively; redemption amount $13,140 and $74,878 at September 30, 2013 and December 31, 2012, respectively)	14,564	83,043
EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 35,677,946 and 30,559,935 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	4	3
Common stock—additional paid-in-capital	347,397	273,989
Warrants—additional paid-in-capital	147	147
Retained earnings	208,211	53,823
Total paid-in-capital and retained earnings	555,759	327,962
Treasury stock (484,660 and 462,985 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	(3,356)	(3,198)
Total stockholders’ equity	552,403	324,764
TOTAL LIABILITIES AND EQUITY	$685,794	$495,784

See notes to condensed consolidated financial statements.

.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
REVENUES:
Biodiesel sales	$399,226	$320,999	$859,058	$774,814
Biodiesel sales – related parties	—	6	—	6
Biodiesel government incentives	59,203	1,868	248,385	8,070
	458,429	322,873	1,107,443	782,890
Services	15	39	104	196
	458,444	322,912	1,107,547	783,086
COSTS OF GOODS SOLD:
Biodiesel	388,518	308,445	875,475	689,914
Biodiesel—related parties	12,057	11,633	37,198	42,199
Services	20	43	149	199
	400,595	320,121	912,822	732,312
GROSS PROFIT	57,849	2,791	194,725	50,774
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $0 and $2 for the three and nine months ended September 30, 2013, respectively, and $2 and $154 for the three and nine months ended September 30, 2012, respectively)	12,686	9,902	33,556	33,878
INCOME (LOSS) FROM OPERATIONS	45,163	(7,111)	161,169	16,896
OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion embedded derivative	—	—	—	11,975
Change in fair value of Seneca Holdco liability	—	—	—	349
Other income	66	56	276	121
Interest expense (includes related party amounts of $2 and $30 for the three and nine months ended September 30, 2013, respectively, and $1 and $22 for the three and nine months ended September 30, 2012, respectively)	(577)	(1,150)	(1,757)	(3,262)
	(511)	(1,094)	(1,481)	9,183
INCOME (LOSS) BEFORE INCOME TAXES	44,652	(8,205)	159,688	26,079
INCOME TAX BENEFIT (EXPENSE)	42,051	2,165	(3,452)	(3,669)
NET INCOME (LOSS)	86,703	(6,040)	156,236	22,410
EFFECTS OF RECAPITALIZATION	—	—	—	39,107
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	—	—	(1,808)
LESS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	(147)	(862)	(147)	(1,685)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	(258)	—	(1,848)	(1,470)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(6,455)	—	(18,010)	(8,952)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(1,381)	—	(2,273)	(3,145)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$78,462	$(6,902)	$133,958	$44,457
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$2.32	$(0.24)	$4.20	$1.60
DILUTED	$2.31	$(0.24)	$4.20	$0.28
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	33,790,034	29,292,349	31,918,951	27,729,676
DILUTED	34,016,476	29,292,349	31,924,197	33,676,699

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings	Cost of Treasury Stock	Total
BALANCE, January 1, 2012	13,455,522	$147,779	—	$—	13,962,155	$1	$80,747	$3,698	$36,528	$(398)	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial public offering, net of issue cost of $8,780	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	318,501	—	3,958	—	—	—	3,958
Conversion of Class A common stock to common stock	—	—	21,598,408	2	(21,598,408)	(2)	—	—	—	—	—
Conversion of restricted stock units to common stock (net of 420,724 shares of treasury stock purchased)	—	—	823,795	—	—	—	—	—	—	(2,676)	(2,676)
Stock compensation expense	—	—	—	—	—	—	12,687	—	—	—	12,687
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,470)	—	(1,470)
Net income	—	—	—	—	—	—	—	—	22,410	—	22,410
BALANCE, September 30, 2012	2,999,493	$83,165	29,622,203	$3	—	$—	$269,105	$147	$55,660	$(3,074)	$321,841
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	—	$—	$273,989	$147	$53,823	$(3,198)	$324,764
Issuance of common stock	—	—	58,501	—	—	—	423	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(2,469,489)	(68,479)	4,988,995	1	—	—	69,116	—	—	—	69,117
Conversion of restricted stock units to common stock (net of 21,675 shares of treasury stock purchased)	—	—	70,515	—	—	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	—	—	3,869	—	—	—	3,869
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(1,848)	—	(1,848)
Net income	—	—	—	—	—	—	—	—	156,236	—	156,236
BALANCE, September 30, 2013	525,617	$14,564	35,677,946	$4	—	$—	$347,397	$147	$208,211	$(3,356)	$552,403

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,236	$22,410
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	6,974	6,192
Amortization expense of assets and liabilities, net	(365)	(291)
Gain on disposal of property, plant and equipment	(67)	—
Provision for doubtful accounts	99	707
Stock compensation expense	3,869	12,687
Deferred tax expense	8,872	3,008
Change in fair value of preferred stock conversion feature embedded derivatives	—	(11,975)
Change in fair value of Seneca Holdco liability	—	(249)
Premium paid for Seneca Landlord investment	—	(7,063)
Expense settled with stock issuance	—	1,898
Changes in asset and liabilities:
Accounts receivable, net	(47,959)	12,004
Inventories	(14,681)	2,745
Prepaid expenses and other assets	(24,441)	(18,631)
Accounts payable	23,843	4,305
Accrued expenses and other liabilities	3,432	(3,968)
Deferred revenue	987	(6,748)
Net cash flows provided by operating activities	116,799	17,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(28,785)	(6,399)
Cash proceeds from involuntary disposal of fixed assets	330	—
Change in restricted cash	—	(64)
Cash paid for investments	(58)	(4)
Cash paid for Soy Energy asset acquisition	(10,933)	—
Net cash flows used in investing activities	(39,446)	(6,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,103,568	1,074,905
Repayments on line of credit	(1,103,568)	(1,076,079)
Cash received from issuance of note payable	3,000	—
Cash paid on note payable	(9,690)	(8,050)
Cash paid for debt issuance costs	(47)	(137)
Repayment of investment in Seneca Landlord	—	(4,000)
Cash received from initial public offering	—	63,747
Cash paid for issuance of common stock and preferred stock	(25)	(1,699)
Cash paid for treasury stock	(282)	(3,074)
Cash paid for preferred stock dividends	(1,205)	(1,470)
Cash paid for fractional common stock shares	(6)	—
Net cash flows provided from (used in) financing activities	(8,255)	44,143
NET CHANGE IN CASH AND CASH EQUIVALENTS	69,098	54,707
CASH AND CASH EQUIVALENTS, Beginning of period	66,785	33,575
CASH AND CASH EQUIVALENTS, End of period	$135,883	$88,282

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(IN THOUSANDS)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$(6,538)	$3,435
Cash paid for interest	$1,496	$3,048
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization		$39,107
Accretion of preferred stock to redemption value		$1,808
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,608	$2,514
Incentive stock liability for raw material supply agreement	$439	$362
Issuance of common stock for Seneca Landlord put/call option		$591
Issuance of common stock for dividends	$643
Issuance of note payable for acquisition	$5,135

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For The Three and Nine Months Ended September 30, 2013 and 2012

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

As of September 30, 2013, the Company owned biodiesel production facilities with an aggregate nameplate production capacity of 257 million gallons per year (mmgy).

The biodiesel industry and the Company’s business have benefited from certain federal and state incentives. On January 2, 2013, the federal blenders tax credit, which expired on December 31, 2011, was retroactively reinstated to January 1, 2012 through December 31, 2013. Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. During the three and nine months ended September 30, 2013, the Company earned biodiesel government incentive revenues in the amount of $59,203 and $248,385, respectively, and $1,868 and $8,070 for the three and nine months ended September 30, 2012, respectively. The 2012 federal blenders tax credit portion recognized during the first quarter of 2013 increased biodiesel government incentive revenues.

During the third quarter of 2013, the Company revised the presentation of biodiesel sales and biodiesel government incentives revenue reported for the six months ended June 30, 2013 and the three months ended March 31, 2013 to reflect the blenders tax credit amount paid to customers of $69,534 as a reduction of biodiesel sales versus biodiesel government incentives revenue. The revision corrects the presentation of the blenders tax credits passed through to customers as a reduction of biodiesel sales in accordance with the guidance provided by ASC Subtopic 605-50, Revenue Recognition – Customer Payments and Incentives. Specifically, the Company determined that the cash amount of blender tax credits passed through to customers is analogous to consideration given by a vendor to a customer. This revision has no impact on any other previously reported historical period. The Company believes the revised presentation is not material to its previously reported historical condensed consolidated statements of operations. Additionally, this revision had no impact on total revenue, gross profit, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statement of redeemable preferred stock and equity or the condensed consolidated statements of cash flows in any previously reported historical period.

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are valued at the lower of cost or market. As of September 30, 2013 and December 31, 2012, there were no adjustments to reduce inventory to the lower of cost or market. Cost is determined based on the first-in, first-out method.

Renewable Identification Numbers (RINs)

When the Company produces a gallon of biodiesel, 1.5 RINs per gallon are generated.  RINs are used to track compliance with Renewable Fuel Standards (RFS2). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biodiesel. When the Company sells a gallon of biodiesel, 1.5 RINs are generally attached. As a result, a portion of the selling price for a gallon of biodiesel is generally attributable to RFS2 compliance.  However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biodiesel production.  Therefore, no cost is allocated to the RIN when it is generated, regardless whether the RIN is transferred with the biodiesel produced or held by the Company pending attachment to other biodiesel production sales.  In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel by blending the biomass-based diesel with at least 80% petroleum diesel fuel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost at the time we acquire them and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet.  The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service (OPIS).

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

Accretion of $0 for the three and nine months ended September 30, 2013 and $0 and $1,808 for the three and nine months ended September 30, 2012, respectively, has been recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99, Classification and Measurement of Redeemable Securities (ASC Topic 480-10-S99).

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The Company reviews the carrying value of goodwill for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow methodology. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of the biodiesel operating segment exceeded its carrying value by approximately 43% and the services operating segment exceeded its carrying value by approximately 20%. There was no impairment of goodwill recorded in the periods presented.

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

While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal blenders’ tax credit led to the introduction of such an incentive during 2012.  Specifically, during 2012 the Company negotiated contracts with certain customers to allow such customers to share in the value of federal blenders tax payments if the law were to be reinstated. The federal blenders tax credit was reinstated on January 2, 2013 and the Company recognized $69,534 of cash payments owed to customers as a reduction of Biodiesel sales revenue. Before 2012, the Company did not have similar contracts and none of its sales subsequent to December 31, 2012 contain such provisions.

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

Stock-Based Compensation

On August 31, 2011, the Company’s Board of Directors (Company Board) approved the Amended and Restated 2009 Stock Incentive Plan, which was then approved by the Company’s shareholders on October 26, 2011. Eligible award recipients are employees, non-employee directors and advisors who provide service to the Company. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Stock Compensation (ASC Topic 718). Compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period. Compensation expense of $1,483 and $3,869 for the three and nine months ended September 30, 2013, respectively, and $2,965 and $12,687 for the three and nine months ended September 30, 2012, respectively, was recorded for restricted stock units and stock appreciation rights awarded to employees and non-employee directors in return for services. During January 2013, the Company granted 20,000 shares of stock appreciation rights to an employee for services with a vesting period of four years. During February 2013, the Company granted 50,000 shares of restricted stock units to an employee that vested and converted to common stock immediately based upon meeting certain performance requirements. During May 2013, the Company granted 84,921 shares of restricted stock units and 313,482 shares of stock appreciation rights to employees with vesting periods of three and four years, respectively. During the third quarter 2013, the Company granted 50,000 shares of restricted stock units which will vest on December 31, 2013 and 19,262 shares of restricted stock units which will cliff vest in three to four years. Also during the third quarter 2013, the Company grated 1,575 shares of stock appreciation rights to various employees which have a vesting period of four years.

Recapitalization

In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.5% per annum. All Series A Preferred Stock was converted and no Series A Preferred Stock remains outstanding. The Company recorded the effects from the exchange of Series A Preferred Stock for Series B Preferred Stock and Common Stock as an extinguishment in accordance with ASC 260-10-S99-2.

Accordingly, the Company recognized an addition to the income available to common shareholders in the amount of $39,107. This amount was determined by comparing the fair value of the Series B Preferred Stock and Common Stock issued of $152,327 to the carrying amount of the Series A preferred shares that were redeemed of $191,434. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and Common Stock that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders of $39,107. The Series B Preferred Stock fair value was determined using Monte Carlo simulation methodology with the assistance of external third-party experts to calculate the fair-value using the Company’s common stock at time of conversion. The significant assumptions included the volatility rate and risk-free rate based upon the yield of the U.S. Industrials B curve.

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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	—	1,134,421	—	1,409,659
Stock appreciation rights	314,036	1,043,693	1,194,477	655,762
Warrants to purchase common stock	—	17,916	—	42,054
Redeemable preferred shares	—	5,998,986	—	—
Total	401,062	8,282,042	1,281,503	2,194,501

The following table presents the calculation of diluted net income per share for the three and nine months ended September 30, 2013 and for the nine months ended September 30 2012. For the three months ended September 30, 2012, the effect from all convertible securities was anti-dilutive (in thousands, except share and per share data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income attributable to the Company’s common stockholders	$78,462	$133,958	$44,457
Less: effects of recapitalization	—	—	(39,107)
Plus: change in undistributed dividends allocated to preferred stockholders	147	147	1,685
Plus: distributed dividends to Preferred Stockholders	258	1,848	1,470
Plus: accretion of Series A Preferred Stock to redemption value	—	—	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion feature embedded derivatives	—	—	(11,975)
Plus: effect of participating securities	7,836	20,283	12,097
Net income available to common stockholders	86,703	156,236	10,435
Less: effect of participating securities	(8,191)	(22,275)	(1,108)
Net income attributable to the Company’s common stockholders after dilutive effects	$78,512	$133,961	$9,327

Shares:
Weighted-average shares used to compute basic net income per share	33,790,034	31,918,951	27,729,676
Adjustment to reflect conversion of preferred stock	—	—	5,947,023
Adjustment to reflect stock appreciation right conversions	221,909	4,977	—
Adjustment to reflect warrants to purchase common stock	4,533	269	—
Weighted-average shares used to compute diluted net income per share	34,016,476	31,924,197	33,676,699
Net income per share attributable to common stockholders
Diluted	$2.31	$4.20	$0.28

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

During the first quarter 2013, certain Series B Preferred Stockholders converted 1,140 shares of preferred stock into 2,300 shares of Common Stock as provided for in the preferred stock shareholder agreement.

On May 23, 2013, the Company had 42,190 restricted stock units vest into 42,190 shares of Common Stock.

During the second quarter 2013, certain Series B Preferred Stockholders converted 852,464 shares of preferred stock into 1,734,577 shares of Common Stock as provided for in the preferred stock shareholder agreement.

During the third quarter 2013, certain Series B Preferred Stockholders converted 1,097,520 shares of preferred stock into 2,204,653 shares of Common Stock as provided for in the preferred stock shareholder agreement.

During the third quarter 2013, the Company’s closing sale price of its Common Stock exceeded $15.00 for at least 20 days in a 30 consecutive trading day period with the average daily trading volume exceeding 200,000 shares. Therefore, the Company opted to cause 50% of the then-outstanding shares of Series B Preferred Stock to be converted as provided for in the preferred stock shareholder agreement. The Company converted 518,365 shares of Series B Preferred Shares into 1,047,465 shares of Common Stock.

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

Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the three and nine months ended September 30, 2013 were $0 and $25, respectively, and $0 and $700 for the three and nine months ended September 30, 2012, respectively.

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

The conversion rate is subject to adjustment from time to time upon the following events: a distribution or dividend of Common Stock, certain subdivisions and combinations of the Common Stock, the issuance to holders of Common Stock of certain rights or warrants to purchase Common Stock, certain dividends or distributions of capital stock, evidences of indebtedness, other assets or cash to holders of Common Stock, or, under certain circumstances, a payment we make in respect of a tender offer or exchange offer for Common Stock.

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

NOTE 5 — ACQUISITIONS

Soy Energy, LLC

On July 30, 2013, the Company and REG Mason City, LLC (REG Mason City), a subsidiary of the Company, completed the acquisition of Soy Energy, LLC’s (Soy Energy) assets. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all the assets of Soy Energy in exchange for $10,933 cash and the issuance of a $5,135 promissory note to Soy Energy. The assets of Soy Energy consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets, located in Mason City, Iowa.

The Company determined that the Soy Energy assets were not a business as defined under ASC Topic 805, Business Combinations (ASC Topic 805), on the basis that the assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit to the Company. As a result, the

Company accounted for the Soy Energy assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition.

The following table summarized the allocation of the purchase price to the fair values of the net assets acquired at the date of acquisition:

Allocation at July 30, 2013
Assets (liabilities) acquired:
Property, plant and equipment	$16,085
Other current liabilities	(17)
Total	$16,068

NOTE 6 — VARIABLE INTEREST ENTITIES

The Company has a 50% ownership in 416 S. Bell, LLC (Bell, LLC), a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC (Dayton Park), to purchase Bell, LLC and commencing on January 1, 2013, Dayton Park has the right to execute a put option with the Company to sell Bell, LLC. The Company determined it was the primary beneficiary of Bell, LLC and has consolidated Bell, LLC into the Company’s financial statements since January 1, 2011. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. During February 2013, the Bell, LLC promissory note was amended to reflect the current interest rate of 3.5% per annum and a maturity date of January 14, 2018. The note is secured by a mortgage interest in the office building.

The carrying values and maximum exposure for all unconsolidated VIE’s are as follows:

	September 30, 2013		December 31, 2012
Investment:	Investments	Maximum Exposure	Investments	Maximum Exposure
Western Iowa Energy LLC	$671	$671	$613	$613
Western Dubuque Biodiesel LLC	2,005	2,005	2,005	2,005
	$2,676	$2,676	$2,618	$2,618

NOTE 7 — INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$21,785	$9,835
Work in process	1,567	448
Finished goods	36,535	34,923
Total	$59,887	$45,206

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expense and other assets consist of the following:

	September 30, 2013	December 31, 2012
Commodity derivatives and related collateral, net	$16,161	$7,637
Prepaid expenses	2,924	2,176
Deposits	277	857
RIN inventory	16,820	99
Income taxes receivable	3,630	4,735
Other	173	308
Total	$39,985	$15,812

RIN inventory is valued at the lower of cost or market. RIN inventory consists of (i) RINs the Company generates in connection with its production of biodiesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biodiesel production.  The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS).  Since RINs produced by the Registrant have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs acquired from third parties. RIN inventory values were adjusted in the amount of $240 and$21 at September 30, 2013 and December 31, 2012, respectively, to reflect the lower of cost or market.

NOTE 9 — BORROWINGS

The Company’s term borrowings are as follows:

	September 30, 2013	December 31, 2012
REG Danville term loan	$6,226	$10,060
REG Newton term loan	18,426	21,175
Other	6,734	1,496
Total notes payable	$31,386	$32,731

Bell, LLC promissory note—variable interest entity	$4,102	$4,313

On November 3, 2011, REG Danville, LLC (REG Danville) entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate is 5.18% at September 30, 2013. The loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments beginning on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The excess cash flow payment required for the first half of 2013 was $1,178 and was paid in August 2013. The Company recorded an estimated excess cash flow payment of $1,012 for the second half of 2013 which will be paid in 2014.

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

On July 30, 2013, REG Mason City entered into an agreement with Soy Energy (Soy Energy Loan). The Soy Energy Loan has a six year term and is secured by the Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $92 starting in April 2014. Interest is based on a fixed rate of 5%. The loan agreement contains a covenant that restricts REG Mason City’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Soy Energy Loan requires annual excess cash flow payments beginning on December 31, 2013. REG Mason City must pay Soy Energy a principal payment in the amount equal to 50% of its excess cash flow. As of September 30, 2013, the balance on the loan was $5,135.

NOTE 10 — INCOME TAXES

The Company historically included revenue from certain government incentive payments in taxable income on its federal and state income tax returns. In connection with the U.S. Internal Revenue Service audits of the 2011 and 2010 years, the Company proposed that these government incentive payments should be excluded from taxable income. The U.S. Internal Revenue Service accepted this position and on August 1, 2013, the Company received notification from the congressional Joint Committee on Taxation approving the audit results and associated refund claim. Based on information obtained in connection with these audits, the Company changed its position related to these government incentive payments to exclude them from taxable income for years 2008 through the current year. This change had a significant impact on the Company’s provision for income taxes in the third quarter 2013. This change reduced taxable income in each year between 2008 and 2012 and also impacts fiscal 2013. The majority of this reduction increased our net operating loss carry forwards available to offset future taxable income to approximately $156,500 as of September 30, 2013, rather than resulting in a refund of taxes previously paid. If not utilized, federal net operating losses will begin to expire in 2028 while expiration dates for state net operating losses vary by jurisdiction. As of September 30, 2013, net operating losses generated a deferred tax asset of $60,360. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and has established a valuation allowance of $63,067 as of September 30, 2013 to reduce its total deferred tax assets to the amount more-likely-than-not to be realized.

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets
Net operating loss carry forwards	$—	$60,360	$—	$4,806
Other	17,075	20,101	3,136	20,460
Deferred tax assets	17,075	80,461	3,136	25,266

Deferred tax liabilities	(10,988)	(28,872)	(624)	(24,297)
Net deferred tax assets	6,087	51,589	2,512	969
Valuation allowance	(11,500)	(51,567)	—	—
Net deferred taxes	$(5,413)	$22	$2,512	$969

Income tax expense attributable to operations differed from the expense computed using the federal statutory rate (35%) primarily as a result of government incentives, state income taxes net of federal income tax effects, and valuation allowances. A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

U.S. Federal income tax (expense) benefit at a statutory rate of 35 percent	$(55,892)	$(9,095)
Tax position on government incentives	105,338	—
State taxes, net of federal income tax benefit	10,972	(1,007)
Embedded derivative	—	4,191
Excess tax benefits	—	(3,402)
Other, net	(803)	83
Total (expense) benefit for income taxes before valuation allowance	59,615	(9,230)
Valuation allowance	(63,067)	5,561
Total (expense) benefit for income taxes	$(3,452)	$(3,669)

Uncertain tax positions are evaluated and amounts are recorded when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more-likely-than-not recognition threshold has been met. There has been no change to this amount in the current year.

NOTE 11 — RELATED PARTY TRANSACTIONS

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

Summary of Related Party Transactions

		Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Revenues – Biodiesel sales (a)	$—	$6	$—	$6
	Cost of goods sold – Biodiesel (b)	$12,057	$11,633	$37,198	$42,199
	Selling, general, and administrative expenses (c)	$—	$2	$2	$154
	Interest expense (d)	$2	$1	$30	$22

(a)	Represents transactions with West Central

(b)	Represents transactions with related parties as follows:
	West Central	$12,057	$11,633	$37,198	$38,250
	Bunge	—	—	—	3,949
		$12,057	$11,633	$37,198	$42,199

(c)	Represents transactions with related parties as follows:
	West Central	$—	$2	$2	$41
	Bunge	—	—	—	113
		$—	$2	$2	$154

(d)	Represents transactions with related parties as follows:
	West Central	$2	$1	$30	$13
	Bunge	—	—	—	9
		$2	$1	$30	$22

Summary of Related Party Balances

		As of September 30, 2013	As of December 31, 2012
	Accounts receivable (a)	$425	$771
	Other assets (a)	$141	$692
	Accounts payable (a)	$268	$2,950

(a)	Represents balances with West Central

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

NOTE 12 — DERIVATIVE INSTRUMENTS

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

•

Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. As of September 30, 2013, the Company had 2,249 open commodity contracts. The fair value of these contracts was a net liability position of $1,254 and $416, as of September 30, 2013 and December 31, 2012, respectively, and was recorded in prepaid expenses and other assets.

•

Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. The Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement had outstanding notional values of $3,520 and $5,245 as of September 30, 2013 and December 31, 2012, respectively. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreement was $24 and $46 at September 30, 2013 and December 31, 2012, respectively, and is recorded in other noncurrent liabilities.

The following tables provide details regarding the Company’s derivative financial instruments:

	As of September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$24
Commodity swaps	Prepaid expenses and other assets	2,104	Prepaid expenses and other assets	3,457
Commodity options	Prepaid expenses and other assets	160	Prepaid expenses and other assets	61
Total derivatives		$2,264		$3,542

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$46
Commodity swaps	Prepaid expenses and other assets	305	Prepaid expenses and other assets	476
Commodity options	Prepaid expenses and other assets	143	Prepaid expenses and other assets	388
Total derivatives		$448		$910

		Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Location of Gain (Loss) Recognized in income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$—	$—	$11,975
Interest rate swap	Other income (loss)	4	(2)	21	(14)
Commodity futures	Cost of goods sold – Biodiesel	—	(4)	(2)	(4)
Commodity swaps	Cost of goods sold – Biodiesel	(10,694)	(17,962)	(3,053)	(4,916)
Commodity options	Cost of goods sold – Biodiesel	(515)	(4)	(115)	64
Total		$(11,205)	$(17,972)	$(3,149)	$7,105

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets

As of September 30, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$19,679	(2,264)	17,415	(17,415)	$—

Offsetting of Derivative Liabilities

As of September 30, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$3,542	(2,264)	1,278	—	$1,278

Offsetting of Derivative Assets

As of December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$8,501	(448)	8,053	(8,053)	$—

Offsetting of Derivative Liabilities

As of December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
Derivatives	$910	(448)	462	—	$462

NOTE 13 — FAIR VALUE MEASUREMENT

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

A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(24)	$—	$(24)	$—
Commodity swaps	$(1,353)	—	(1,353)	—
Commodity options	$99	—	99	—
	$(1,278)	$—	$(1,278)	$—

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(46)	$—	$(46)	$—
Commodity swaps	$(171)	—	(171)	—
Commodity options	$(245)	—	(245)	—
	$(462)	$—	$(462)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

	Series A Preferred Stock Embedded Derivatives	Seneca Holdco Liability
Ending balance—January 1, 2012	$(53,822)	$(11,903)
Total unrealized gains (losses)	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554
Ending balance—March 31, 2012	$—	$—
Total unrealized gains (losses)	—	—
Purchases	—	—
Issuance	—	—
Settlements	—	—
Ending balance—September 30, 2012	$—	$—

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

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	September 30, 2013		December 31, 2012
	Asset- (Liability) Carrying Amount	Fair Value	Asset- (Liability) Carrying Amount	Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(35,488)	$(35,393)	$(37,044)	$(37,000)

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

NOTE 14 — REPORTABLE SEGMENTS

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

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net sales:
Biodiesel	$458,429	$322,873	$1,107,443	$782,890
Services	17,854	9,666	46,809	26,223
Intersegment revenues	(17,839)	(9,627)	(46,705)	(26,027)
	$458,444	$322,912	$1,107,547	$783,086
Income (loss) before income taxes:
Biodiesel	$57,854	$2,795	$194,770	$50,777
Services	(5)	(4)	(45)	(3)
Corporate and other (a)	(13,197)	(10,996)	(35,037)	(24,695)
	$44,652	$(8,205)	$159,688	$26,079
Depreciation and amortization expense, net:
Biodiesel	$2,214	$1,771	$5,854	$5,307
Services	35	12	86	21
Corporate and other (a)	237	197	669	573
	$2,486	$1,980	$6,609	$5,901
Cash paid for purchases of property, plant and equipment:
Biodiesel	$8,363	$1,613	$26,573	$5,369
Services	30	345	504	387
Corporate and other (a)	335	49	1,708	643
	$8,728	$2,007	$28,785	$6,399

	September 30, 2013	December 31, 2012
Goodwill:
Biodiesel	$68,784	$68,784
Services	16,080	16,080
	$84,864	$84,864
Assets:
Biodiesel	$423,842	$357,305
Services	20,577	20,033
Corporate and other (b)	241,375	118,446
	$685,794	$495,784

(a)

Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.

(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 16 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued and has determined there have been no material subsequent events requiring disclosure.

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

These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three-months ended September 30, 2013. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.

Overview

We are the largest producer of biodiesel in the United States and have been a leader in the biodiesel industry since 1996. We operate eight active biodiesel production facilities with aggregate nameplate production capacity of 257 million gallons per year, or mmgy. We produce biodiesel primarily from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of our biodiesel is produced using virgin vegetable oils, such as soybean oil. We own the following biodiesel production facilities with the specified nameplate capacities: a 12 mmgy facility in Ralston, Iowa; a 35 mmgy facility near Houston, Texas; a 45 mmgy facility in Danville, Illinois; a 30 mmgy facility in Newton, Iowa; a 60 mmgy facility in Seneca, Illinois; a 30 mmgy biodiesel production facility near Albert Lea, Minnesota; a 15 mmgy facility in New Boston, Texas; and a 30 mmgy facility in Mason City, Iowa which was idle at the time we purchased it in July 2013. See “Note 5 – Acquisition” in our condensed consolidated financial statements for a further description of our acquisition of the Mason City biorefinery. We completed repairs to the New Boston facility and started producing biodiesel at this facility in June 2013. We completed repairs to the Mason City facility and started producing biodiesel at the facility in October 2013.

For the three and nine months ended September 30, 2013, we sold 78 million and 186 million gallons, respectively, of biodiesel, including 17 million and 30 million gallons, respectively, that we purchased from third parties and resold. During 2012, we sold a total of 188 million gallons of biodiesel, including 25 million gallons we purchased from third parties and resold.

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

We derive revenues from two reportable business segments: Biodiesel and Services

Biodiesel Segment

Our Biodiesel segment, as reported herein, includes:

—	the operations of the following biodiesel production facilities:

—	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

—	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

—	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

—	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

—	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

—	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

—

a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas, since its acquisition in October 2012 that was idle prior to acquisition. We completed repairs to the facility and started producing biodiesel at the facility in June 2013;

—

a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa, since its acquisition in July 2013 that was idle prior to acquisition. We completed repairs to the facility and started producing biodiesel at the facility in October 2013;

—	purchases and resale of biodiesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

—	our sales of biodiesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

—	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2012 and the nine months ended September 30, 2013, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

In accordance with EPA Regulations, we generate 1.5 biomass-based diesel Renewable Identification Numbers, or RINs, for each gallon of biodiesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel we sell. We generally attach 1.5 RINs when we sell a gallon of biodiesel. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biodiesel production because RINs are a form of government incentive and not a result of the physical attributes of the biodiesel production. In addition, RINs, once obtained with gallons of biodiesel, may then be separated by the acquirer and sold separately. From time to time, we may acquire these RINs from third parties for resale. The value of these RINs acquired from third parties is reflected in “Prepaid expenses and other assets” on our condensed consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method.  Because we do not allocate costs to RINs generated by our biodiesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.

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

We have utilized our construction management expertise internally to upgrade our facilities during the last three years. We completed a $21 million upgrade to our Albert Lea facility in the second quarter 2013. In addition, we spent $4 million and $1 million in repairs of our recently acquired New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.

Factors Influencing Our Results of Operations

The principal factors affecting our segments are the market prices for biodiesel and the feedstocks used to produce biodiesel, as well as governmental programs designed to create incentives or requirements for the production and use of biodiesel.

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

RFS2 required the use of one billion gallons of biomass-based diesel in 2012. Obligated Parties are allowed to satisfy up to 20% of their RVO in a given year with RINs from the prior year. The 2011 carry-over could be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 1.14 billion gallons of biomass-based diesel was produced during 2012, indicating that between the 2011 carry-over and 2012 year production, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons and create carryover towards the 2013 RVO. The 2013 RFS2 requirement for biomass-based diesel is 1.28 billion. According to EMTS data, approximately 1.22 billion gallons of biomass-based diesel was produced during the first nine months of 2013, which indicates there will be sufficient biomass-based diesel produced in 2013 to satisfy the 2013 RVO of 1.28 billion gallons and create carryover towards the 2014 RVO. As of this filing, the EPA has not proposed or finalized the 2014 RVOs.  A draft of the 2014 RVO was leaked and reported in the press. The leaked draft reflected a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.21 billion gallons rather than the original EISA volume of 3.75 for 2014. Shortly after the leaked document made it into the press, the EPA put out a statement saying “[t]he agency has made no final decision on the proposed renewable fuel standards for 2014.” Market prices for biomass-base diesel RINs fell in the days following the release of the leaked document.

The federal blenders tax credit provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us of $57.7 million in the first nine months of 2013.

Biodiesel and feedstock price fluctuations

Our operating results generally reflect the relationship between the price of biodiesel, including credits and incentives, like RINs and the price of feedstocks used to produce biodiesel.

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been impacted by the same factors that affect petroleum prices, such as worldwide economic conditions, supply and demand factors, wars and other political events, OPEC production quotas, changes in petroleum refining capacity and natural disasters.

Regulatory and legislative factors influence the price of biodiesel, in addition to petroleum prices. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.83, or 38% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011. During 2012, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of the year. During the last half of 2012, RIN pricing declined from $1.17 per RIN at June 30, 2012 to the low price of $0.42 per RIN in October, finishing the year at $0.64 per RIN on December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel during 2012. During the first nine months of 2013, the value of RINs, as reported by OPIS, contributed approximately $1.26, or 26%, of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.

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

Most biodiesel in the United States is made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2006 to September 2013, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.21 per pound, or $1.58 per gallon of biodiesel, in January 2006 to $0.70 per pound, or $5.28 per gallon of biodiesel, in March 2008, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2012 was $0.52 per pound, or $3.92 per gallon of biodiesel, compared to $0.55 per pound, or $4.13 per gallon of biodiesel, in 2011.

Over the period from January 2008 to September 2013, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), has ranged from $0.095 per pound, or $0.76 per gallon of biodiesel, in December 2008 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2012 was $0.4133 per pound, or $3.31 per gallon of biodiesel, compared to $0.4567 per pound, or $3.65 per gallon of biodiesel, in 2011.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to September 2013. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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

Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2011 to September 2013.

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

The 2012 drought in the Midwestern United States increased the cost of corn and soybeans. Following the drought, there was a decrease in the price of animal fats, which may have been related to increases in slaughter rates, putting more supply on the market. If the increased slaughter rates or increased cost of corn and soybeans reduces future slaughter rates, the price of animal fats may rise as supply decreases in the future. Widespread availability of palm oil worldwide has resulted in decreased feedstock prices of animal fats and vegetable oils. The 2013 corn and soybean harvest is anticipated to be the largest on record which has put downward pressure on prices for animal fats and vegetable oils.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and biodiesel, including government incentives, each of which is subject to fluctuations due to market and political factors. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil, inedible animal fat and also mitigate energy price volatility. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biodiesel, risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.

Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biodiesel in 2012 and the first nine months of 2013. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or

The Jacobsen. Our efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility are supplied under an agreement with West Central that expires January 31, 2014 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.

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

We generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. We also obtain RINs from third party transactions which we hold for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN inventory.

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

We incurred risk management losses of $11.2 million and $3.2 million from our derivative financial instrument hedging activity for the three and nine months ended September 30, 2013, respectively, compared to risk management losses of $18.0 and $4.9 million for the three and nine months ended September 30, 2012, respectively. Changes in the value of these futures, swaps or option instruments are recognized in cost of goods sold. Over the first nine months of 2013, we had risk management losses of approximately $0.02 per gallon sold. Over the last three fiscal years ended December 31, 2012, 2011 and 2010, risk management losses have represented an expense averaging $0.02 per gallon sold.

Seasonality

Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping increases as more biodiesel is transported to warmer climate states during winter.

RINs prices may also be subject to seasonal fluctuations. As mentioned above, we generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For the first nine months of 2013, the most recent data available from EMTS, approximately 1.22 billion gallons of biomass-based diesel RINs have been generated toward the 2013 biomass-based diesel RVO of 1.28 billion gallons, or 96% of the 2013 biomass-based diesel 2013 RVO. This compares to approximately 901 million for the same nine months in 2012, or 90% of the 2012 biomass-based diesel RVO.

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

The annual impairment tests as of July 31, 2013 determined that the fair value at the biodiesel operating segment exceeded its value by approximately 43% and the services operating segment exceeded its value by approximately 20%. No impairment of goodwill was recorded at September 30, 2013 or during the years 2012, 2011 and 2010. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.

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

Income taxes. We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Significant judgment is required in evaluating our tax positions, including evaluating uncertainties around the technical merits and measurement of our tax position to exclude certain government incentives from taxable income.

We evaluate our deferred tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of excluding certain government incentives from taxable income, we are in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we recorded a valuation allowance of $63.1 million as of September 30, 2013.

Results of Operations

Three and nine months ended September 30, 2013 and 2012

Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Biodiesel	$399,226	$321,005	$859,058	$774,820
Biodiesel government incentives	59,203	1,868	248,385	8,070
Total biodiesel	458,429	322,873	1,107,443	782,890
Services	15	39	104	196
Total	458,444	322,912	1,107,547	783,086
Costs of goods sold
Biodiesel	400,575	320,078	912,673	732,113
Services	20	43	149	199
Total	400,595	320,121	912,822	732,312
Gross profit	57,849	2,791	194,725	50,774
Selling, general and administrative expenses	12,686	9,902	33,556	33,878
Income (loss) from operations	45,163	(7,111)	161,169	16,896
Other income (expense), net	(511)	(1,094)	(1,481)	9,183
Income tax benefit (expense)	42,051	2,165	(3,452)	(3,669)
Net income (loss) attributable to REG	86,703	(6,040)	156,236	22,410
Effects of recapitalization	—	—	—	39,107
Accretion of preferred stock to redemption value	—	—	—	(1,808)
Change in undistributed dividends allocated to preferred stockholders	(147)	(862)	(147)	(1,685)
Distributed dividends to preferred stockholders	(258)	—	(1,848)	(1,470)
Effects of participating preferred stock	(6,455)	—	(18,010)	(8,952)
Effects of participating share-based awards	(1,381)	—	(2,273)	(3,145)
Net income (loss) attributable to the Company’s common stockholders	$78,462	$(6,902)	$133,958	$44,457

Revenues. Our total revenues increased $135.5 million, or 42%, and $324.4 million, or 41%, to $458.4 million and $1,107.5 million for the three and nine months ended September 30, 2013, respectively, from $322.9 million and $783.1 million for the three and nine months ended September 30, 2012. This increase was primarily due to an increase in gallons sold and the reinstatement of the blenders tax credit that was signed into law on January 2, 2013 as follows:

Biodiesel. Biodiesel revenues including government incentives increased $135.5 million, or 42%, and $324.5 million, or 41%, to $458.4 million and $1,107.4 million for the three and nine months ended September 30, 2013, from $322.9 million and $782.9 million for the three and nine months ended September 30, 2012. This increase in biodiesel revenues consisted primarily of a $57.3 million and $240.3 million increase in biodiesel government incentives for the three and nine months ended September 30, 2013, respectively, compared to the prior year period. Of these increases, $0 million and $57.7 million for the three and nine months ended September 30, 2013, respectively, reflects the retroactive application of the blenders tax credit for 2012. We recognized a net benefit of $57.7 million. The increase in biodiesel revenues also reflects an increase in gallons sold of

15.9 million, or 26%, and 35.7 million, or 24%, to 77.6 million and 185.7 million for the three and nine months ended September 30, 2013, respectively, compared to 61.7 million gallons and 150.0 million gallons for the three and nine months ended September 30, 2012, respectively. Finally, the increase in gallons sold reflects increased throughput across our production facilities. Our average B100 sales price per gallon increased $0.51, or 11%, and $0.11, or 2%, to $4.95 and $4.71 for the three and nine months ended September 30, 2013, respectively, compared to $4.44 and $4.60 for the three and nine months ended September 30, 2012, respectively. The average B100 sales price increase is due to the increase in demand for biomass-based diesel, the increase in our distribution network due to additional terminal sites throughout the country and the increase in emerging biomass-based diesel markets such as heating oil. The increase in average sales price for the three and nine months ended September 30, 2013 contributed to a $31.5 million and $16.5 million revenue increase when applied to the number of gallons sold during the respective periods of 2012. The increase in gallons sold for the three and nine months ended September 30, 2013 accounted for revenue increases of $78.7 and $168.1 million for the three and nine months ended September 30, 2013, respectively, using pricing for the respective periods of 2013.

Services. Service revenues were $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Costs of goods sold. Our costs of goods sold increased $80.5 million, or 25%, and $180.5 million, or 25%, to $400.6 million and $912.8 million for the three and nine months ended September 30, 2013, respectively, from $320.1 million and $732.3 million for the three and nine months ended September 30, 2012, respectively.  Costs of goods sold as a percentage of revenues were 87% and 82% for the three and nine months ended September 30, 2013, respectively, compared to 99% and 94% for the three and nine months ended September 30, 2012, respectively. The increase in costs of goods sold as a percentage of revenues in the 2013 periods was primarily due to higher revenues per gallon from reinstatement of the blender’s tax credit and higher biodiesel prices and lower feedstock costs in the 2013 periods:

Biodiesel. Biodiesel costs of goods sold increased $80.5 million, or 25%, and $180.6 million, or 25%, to $400.6 million and $912.7 million for the three and nine months ended September 30, 2013, respectively, compared to $320.1 million and $732.1 million for the three and nine months ended September 30, 2012, respectively. The costs of goods sold increased from additional gallons sold in the first nine months 2013 and was partially offset by slightly lower feedstock prices in 2013 as compared to 2012. Average lower cost feedstocks prices for the three and nine months ended September 30, 2013 were $0.41 and $0.40 per pound, respectively, compared to $0.42 and $0.44 per pound for the three and nine months ended September 30, 2012, respectively. Soybean oil costs for the three and nine months ended September 30, 2013 were $0.48 and $0.52 per pound, respectively, compared to $0.56 and $0.55 per pound for the three and nine months ended September 30, 2012, respectively. We had losses of $11.2 million and $3.2 million from risk management trading activity for the three and nine months ended September 30, 2013, respectively, compared to losses of $18.0 million and $4.9 million from risk management trading for the three and nine months ended September 30, 2012, respectively. Biodiesel costs of goods sold as a percentage of revenues were 87% and 82% for the three and nine months ended September 30, 2013, respectively, compared to 99% and 94% for the three and nine months ended September 30, 2012, respectively. The decrease in costs of goods sold as a percentage of revenues in the 2013 periods was primarily due to revenues from the reinstated blenders tax credit and higher biodiesel prices as well as declining feedstock prices during 2013 compared to 2012 and to a lesser extent lower risk management losses during 2013 compared to 2012.

Services. Services expenses were $0.1 million and $0.2 for the nine months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $12.7 million and $33.6 million for the three and nine months ended September 30, 2013, respectively, compared to $9.9 million and $33.9 million for the three and nine months ended September 30, 2012, respectively. SG&A expenses increased $2.8 million, or 28%, and decreased $0.3 million, or 1%, for the three and nine months ended September 30, 2013, respectively. The three months ended September 30, 2013 increase of $2.8 million was mostly due to an increase in wages and benefits of $1.3 million and a $0.6 million increase in professional fees.

The comparison of the nine months ended September 30, 2013 and 2012 remained mostly constant between years. The $0.3 million decrease was primarily related to a decrease of wage and benefit expense of $2.4 million and a decrease of $0.6 million in bad debt expense. These expense decreases were offset by increases of $1.1 million in meeting and travel, $0.4 million in computer technology, $0.3 million of depreciation expense and $0.5 million for research, rent and safety expenses.

Other income (expense), net. Other expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, compared to other expense of $1.1 million and other income of $9.2 million for the three and nine months ended September 30, 2012, respectively. In 2012, other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability. In 2013, other income is primarily interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $0 million of expense for the three and nine months ended September 30, 2013 and $0 million and $12.0 million of income for the three and nine months ended September 30, 2012, respectively. The change in fair value of the Seneca Holdco liability was $0 million of expense for the three and nine months ended September 30, 2013 and was $0 million and $0.3 million of income for the three and nine months ended September 30, 2012, respectively. Interest expense decreased

$0.6 million and $1.5 million to $0.6 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, from $1.2 and $3.3 million for the three and nine months ended September 30, 2012, respectively, as a result of reduced debt levels.

Income tax benefit (expense). There was income tax benefit recorded during the three months ended September 30, 2013 of $42.1 million and income tax expense of $3.5 million for the nine months ended September 30, 2013 compared to an income tax benefit of $2.2 million for the three months ended September 30, 2013 and income tax expense of $3.7 million for the nine months ended September 30, 2012. See “Note 2 – Summary of Significant Accounting Policies” in our condensed consolidated financial statements for a description of income tax benefits (expense).

Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $39.1 million in the first quarter of 2012. To account for the exchange of Series A Preferred Stock for the newly issued Series B Preferred Stock and common stock, we compared the fair value of the Series B Preferred Stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and common shares that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.

Preferred stock accretion. Preferred stock accretion was $0 million for the three and nine months ended September 30, 2013, compared to $0 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, associated with the Series A Preferred Stock that was terminated upon completion of the IPO. During January 2012, as part of our IPO and the conversion of the Series A Preferred Stock to Series B Preferred Stock, the accretion of the Series A Preferred Stock was terminated and we determined that no accretion was deemed necessary on the newly issued Series B Preferred Stock. See “Note 4 – Redeemable Preferred Stock” in our condensed consolidated financial statements for a description of the transaction.

Change in undistributed dividends. Undistributed preferred stock dividends were $0.1 million and $0.1 million for the three and nine months ended September 30, 2013, respectively, and a net reduction of $0.9 million and $1.7 million for the three and nine months ended September 30, 2012, respectively. During January 2012, the Series A Preferred Stock converted to Series B Preferred Stock and Common Stock as part of our IPO. All previous undistributed dividends were cancelled as part of the conversion. The new Series B Preferred Stock agreement requires us to pay dividends on a semi-annual basis.

Distributed dividends. Distributed dividends related to the Series B Preferred Stock were $0.3 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, and $0 and $1.5 million for the three and nine months ended September 30, 2012, respectively.

Effects of participating preferred stock. Effects of participating preferred stock was $6.5 million and $18.0 million for the three and nine months ended September 30, 2013, respectively, and $0 million and $9.0 million for the three and nine months ended September 30, 2012, respectively.

Effects of participating share-based awards. Effects of participating restricted stock units was $1.4 and $2.3 million for the three and nine months ended September 30, 2013, respectively, and $0 million and $3.1 million for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through September 30, 2013, we received cash proceeds of $201.0 million from sales of preferred stock and common stock. At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $135.9 million and $66.8 million, respectively. At September 30, 2013, we had total assets of $685.8 million, compared to total assets of $495.8 million at December 31, 2012. At September 30, 2013, we had term debt of $35.5 million, compared to term debt of $37.0 million at December 31, 2012. There were no outstanding borrowings on our revolving line of credit at September 30, 2013 or December 31, 2012.

Our borrowings (in millions) are as follows:

	September 30, 2013	December 31, 2012
REG Danville term loan	$6.2	$10.1
REG Newton term loan	18.4	21.2
Other	6.8	1.4
Total notes payable	$31.4	$32.7
Bell, LLC promissory note	$4.1	$4.3

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

On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of its Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. We recorded an excess cash flow payment of $1.2 million for the six months ended June 30, 2013 which was paid in the third quarter of 2013. We recorded an estimated excess cash flow payment of $1.0 million through September 30, 2013 for the second half of 2013 which will be paid in 2014. As of September 30, 2013, there was $6.2 million outstanding under the Fifth Third Loan.

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

On December 20, 2012, REG Newton and AgStar Financial Services, PCA (AgStar) extended the term of the AgStar Loan. The maturity date of the AgStar Loan is March 8, 2014. We have initiated discussions for an additional extension to the loan.

On July 30, 2013, REG Mason City issued a $5.1 million promissory note to Soy Energy, LLC in connection with the acquisition of the Mason City production facility. The loan has a six year term and is secured by the Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of $92,000 starting in April 2014. Interest is based on a fixed rate of 5%. The effective rate is 5% at September 30, 2013. The loan agreement contains a covenant that restricts REG Mason City’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. The loan requires that 50% of annual excess cash flow to be applied to principal beginning on December 31, 2013. As of September 30, 2013, the balance on the loan was $5.1 million.

We and our subsidiaries were in compliance with all restrictive financial covenants associated with our borrowings as of September 30, 2013.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash flows provided by operating activities	$116,799	$17,031
Net cash flows used in investing activities	(39,446)	(6,467)
Net cash flows provided by (used in) financing activities	(8,255)	44,143
Net change in cash and cash equivalents	69,098	54,707
Cash and cash equivalents, end of period	$135,883	$88,282

Operating activities. Net cash provided by operating activities was $116.8 million for the nine months ended September 30, 2013. For the first nine months of 2013, net income was $156.2 million, which includes depreciation and amortization expense of $6.6 million, stock-based compensation expense of $3.9 million and an expense for deferred taxes of $8.9 million. We also used $58.8 million to fund net working capital requirements, consisting of a $14.7 million increase in inventory, a $48.0 million increase in accounts receivable and a $24.4 million increase in prepaid expenses, which was offset by a $27.3 million increase in accounts payable and accruals and an increase in deferred revenues of $1.0 million. The increase in accounts receivable is due to the reinstatement of the blenders tax credit in 2013 and an increase in sales for the first nine months of 2013 when compared to the same period of 2012. The increase in accounts payable and accruals is related to the purchase of raw materials for increased production and the addition of a tolling agreement with Iowa Renewable Energy, LLC.

Net cash provided by operating activities was $17.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, net income was $22.4 million, which includes depreciation and amortization expense of $6.2 million, stock-based compensation expense of $12.7 million, a decrease in the non-cash change in the preferred stock embedded derivative liability of $12.0 million, a decrease in the non-cash change in the Seneca Holdco, LLC liability of $0.2 million, a decrease of $7.1 million for the premium paid to Seneca Landlord on the original investment and an increase in deferred tax expense of $3.0 million. We also used $10.3 million to fund net working capital requirements, consisting of a $2.7 million increase in inventory due to increased production and sales volume, a $12.0 million decrease in accounts receivable, a $18.6 million increase in prepaid expenses, an decrease in deferred revenues of $6.7 million and a $0.3 million increase in accounts payable and accruals.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2013 was $39.4 million, consisting primarily of net cash used to pay for facility construction of $28.8 million for upgrades to the Albert Lea, New Boston,

Mason City and Seneca facilities, $0.1 million used to pay for investments, and $10.9 million used to purchase of the Mason City facility. We received $0.3 million from insurance proceeds for the involuntary disposal of fixed assets.

Net cash used in investing activities for the nine months ended September 30, 2012 was $6.5 million, consisting of net cash used to pay for facility construction of $6.4 million and cash used to establish restricted cash in the amount of $0.1 million.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2013 was $8.3 million. We paid $0.3 million for the purchase of treasury stock. We drew $3.0 million on a note payable and paid down $9.7 million of notes payable. We paid $1.2 million of preferred stock dividends.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $44.1 million. We received $63.7 million from the completion of our IPO. We paid down $8.0 million on our notes payable and repaid $4.0 million for the investment in Seneca Landlord. We also paid $1.7 million for the issuance of common stock and preferred stock, $3.1 million for the repurchase of common stock, $1.5 million for the payment of preferred stock dividends and $0.1 million for debt issuance cost.

Capital expenditures. We have four partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and one near Atlanta, Georgia. We expect additional investments of approximately $145 to $160 million in the aggregate, excluding working capital requirements, may be invested before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, and our Mason City facility. Capital expenditures related to these facility upgrades were approximately $20 million, $4 million and $1 million, respectively, through September 30, 2013. We also plan to undertake an additional $20 million upgrade at our Mason City facility along with various facility upgrades at our existing facilities to further expand processing capabilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.

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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income (loss)	$86,703	$(6,040)	$156,236	$22,410
Adjustments:
Income tax expense (benefit)	(42,051)	(2,165)	3,452	3,669
Interest expense	577	1,150	1,757	3,262
Other income (expense), net	(66)	(56)	(276)	(121)
Change in fair value of Seneca Holdco liability	—	—	—	(349)
Change in fair value of preferred stock conversion feature embedded derivatives	—	—	—	(11,975)
Stock issued for glycerin agreement termination	—	—	—	1,898
Straight-line lease expense	(163)	(31)	(484)	(237)
Depreciation	2,598	2,097	6,974	6,192
Amortization	(181)	(208)	(571)	(553)
Non-recurring business interruption (1)	—	—	(863)	—
Blenders tax credit (2)	—	18,912	(57,745)	45,985
Stock-based compensation	1,484	2,965	3,869	12,687
Adjusted EBITDA	$48,901	$16,624	$112,349	$82,868

(1)

We incurred a non-recurring business interruption charge at one of our production facilities in November 2012; we reflected the gain contingency in our operating performance of 2012 having received the corresponding insurance proceeds in February 2013, thus excluding it from first quarter 2013 adjusted EBITDA.

(2)

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quarter 2013, but because this credit relates to the operating performance and results of 2012  it is excluded from 2013 adjusted EBITDA and allocated to the 2012 periods based upon gallons sold. Excluding the $18.9 million and $46.0 million federal biodiesel blenders tax credit from three and nine months ended September 30, 2012, respectively, results in adjusted EBITDA of $(2.3) million and $36.9 million for the three and nine months ended September 30, 2012, respectively.

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

Commodity Price Risk

Over the period from January 2007 through September 2013, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.10 per gallon reported in July 2008 to a low of approximately $1.03 per gallon in March 2009, with prices averaging $2.58 per gallon during this period. Over the period from January 2006 through September 2013, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.7040 per pound in March 2008 to a low of $0.2108 per pound in January 2006, with closing sales prices averaging $0.4311 per pound during this period. Over the period from January 2008 through September 2013, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.0950 per pound in December 2008, with sales prices averaging $0.3519 per pound during this period. Over the period from July 2010 through September 2013, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.42 in October 2012, with sales prices averaging $1.02 during this period.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our $1.4 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.11% for the last week of September 2013. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk relating to REG Danville’s assumed $24.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at September 30, 2013 at 5.18%.

REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan on December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the variable component of the interest rate at 0.92% on a notional amount of approximately $3.5 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.

REG Newton is subject to interest rate risk relating to its assumed $23.6 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR or 2.00%, whichever is higher, plus 300 basis points (effective rate at September 30, 2013 of 5.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $0 million borrowed and outstanding at September 30, 2013. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of September 30, 2013 (effective rate at September 30, 2013 of 4.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for our biodiesel since July 2010 is directly attributable to the implementation of RFS2. In addition, we believe that biodiesel prices since July 2010 benefited significantly from RFS2.

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

As of this filing, the EPA has not proposed or finalized the 2014 RVOs. A draft of the 2014 RVO was leaked and reported in the press. The leaked draft reflected a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.21 billion gallons rather than the original EISA volume of 3.75 for 2014. Shortly after the leaked document made it into the press, the EPA put out a statement saying “[t]he agency has made no final decision on the proposed renewable fuel standards for 2014.” Market prices for biomass-base diesel RINs fell from $0.655 per RIN to $0.53 per RIN in the days following the release of the leaked document. Once proposed by EPA, the Office of Management and Budget, or OMB, has to approve EPA’s proposal, based on the same factors outlined above. Due to the delay in the proposal, which EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVO will be challenged in court which may delay any final determination of the 2014 RVOs, which could reduce the demand for and price of our biodiesel, which could harm our revenues and cash flows.

As an illustrative example, according to EMTS data, biomass-based diesel was produced and imported into the U.S. at average rate of 172 million gallons per month for July, August and September, the last three months of available EMTS data. If that rate is maintained in October, November and December, approximately 1.74 billion gallons of biomass-based diesel RINs would be generated in 2013. Adding the 2012 carry-over to the 2013 RIN generation, would result in an estimated total biomass-based diesel RIN availability of approximately 1.94 billion gallons, which is approximately 660 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. If the 2014 biomass-based diesel RVO is only 1.28 billion gallons, that would limit the 2014 carryover to 256 million gallons, or 20% of 1.28 billion, thus resulting in an excess supply of 404 million gallons of biomass-based diesel RINs. These excess RINs may be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biodiesel and biomass-based diesel RINs may be reduced, which could harm our revenues and cash flows.

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

Biodiesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biodiesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biodiesel production costs. A lack of close correlation between production costs and biodiesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, including, but not limited to, a reduction in the value of RINs, such as the decrease that occurred in the last few months of 2012 and since September 1, 2013, would adversely affect our gross margins, cash flow and results of operations. For a detailed description of RINs, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.”

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

Since 2009, we have principally used inedible corn oil, used cooking oil and inedible animal fats as our feedstocks for the production of biodiesel. Our decision to shift to these feedstocks resulted from the reduction in profit caused by a significant increase in soybean oil prices, which rose from $0.1435 per pound in February 2001 to $0.7040 per pound in March 2008, and soybean oil having generally remained at high levels since that time. While prices for these alternative feedstocks can experience price volatility similar to soybean oil, their prices can also vary significantly from soybean oil based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biodiesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. The 2012 drought conditions experienced in the Midwest increased the cost of corn, soybeans and other feedstocks, including animal fat. Historically, the price of animal fat has been affected by the amount of rendering volumes in the United States, as well as demand from other markets. As the cost of animal feed rises as a result of the drought in the Midwest, the price of animal products may also rise, thereby reducing demand and rendering volumes. If biodiesel production continues to increase in response to RFS2, we expect that more biodiesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices. Further, the markets for used cooking oil and inedible corn oil are in their nascent stages.

The market and supply for used cooking oil as a feedstock for biodiesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants. Inedible corn oil is not generally available in quantities sufficient to cover all of our operations. Approximately 75% of U.S. ethanol plants have the equipment necessary to extract inedible corn oil that can be used in biodiesel production. There are a number of additional ethanol producers who have announced plans to install corn oil extraction equipment in their ethanol plants. If more ethanol plants do not acquire and utilize corn oil extraction equipment or if ethanol plants are idled, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biodiesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.

Loss of or reductions in tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins.

The biodiesel industry is also substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program was the federal blenders tax credit. The blenders tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The blenders tax credit expired again on December 31, 2011 and was again re-enacted on January 2, 2013, retroactively for all of 2012 and prospectively for 2013. There is no assurance that it will be reinstated when it expires at the end of 2013. Unlike RFS2, the blenders tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. The absence of and uncertainty around the blenders tax credit during 2012 materially curtailed demand for biodiesel and reduced margins. Although the blenders tax credit was reinstated for all of 2012, it was restated in January of 2013 and thus is reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to extending the blenders tax credit beyond 2013 or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the blenders tax credit expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their renewable volume obligation, or RVO, for 2012 through RINs obtained in 2011. We believe the resulting buildup of biodiesel inventories reduced gallons sold in the first quarter of 2012. We may experience something similar with the blenders tax credit scheduled to expire again on December 31, 2013.

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

One customer, Pilot Travel Centers LLC, or Pilot, accounted for 36% and 23% of our total revenues in 2012 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2013. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biodiesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed. Past news reports indicated that Pilot was the subject of a federal criminal investigation involving alleged fraud related to customer diesel fuel rebates. We cannot determine what effect, if any, this may have on our future business relationship with Pilot.

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

At September 30, 2013, our total long-term debt was $35.5 million. This includes consolidated long-term debt owed by our Variable Interest Entities, or VIEs, including 416 South Bell, LLC, or Bell, LLC. In December 2011, certain of our subsidiaries entered into a new revolving credit agreement with a bank group and Wells Fargo Capital Finance, LLC, which we refer to as the Wells Fargo Revolver. At September 30, 2013, there was no balance outstanding under our lines of credit, all of which we guarantee.

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

We have four partially constructed or non-operational plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and one near Atlanta, Georgia. We may choose to invest approximately $145 to $160 million in the aggregate, excluding working capital requirements, before these plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility. In order to complete construction or upgrade these facilities as planned, we will require additional capital. In November 2012, we acquired a biodiesel facility near Atlanta, Georgia that had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. We also have various upgrades planned for our operating facilities, including the upgrades we are currently undertaking at our Mason City, Iowa facility. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we may need to raise significant capital to complete construction of the four partially constructed or non-operational facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries. We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.

We may not successfully identify and complete acquisitions and other strategic relationships on favorable terms or achieve anticipated synergies relating to any such transactions, and integration of acquisitions may disrupt our business and management.

We regularly review domestic and international acquisitions of biofuel production facilities and have acquired most of our facilities from third parties. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all. In addition, we may not realize the anticipated benefits of any or all of our past or future transactions and each transaction has numerous risks. These risks include:

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

On June 30, 2015, each holder of the then-outstanding shares of Series B preferred stock may require that up to all of such holder’s shares of Series B preferred stock be redeemed by us out of funds lawfully available at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $14.6 million. In order to satisfy any redemption request, we may need to use limited cash resources on hand, be required to borrow money, issue equity securities or sell assets to meet this obligation, which could impair our working capital, reduce the funds necessary to operate and grow our business, involve significant dilution to holders of our Common Stock or require the disposition of our key assets. If we are subject to a redemption request, it could have a material adverse effect on our financial condition, results of operations and cash flows, and cause the price of our Common Stock to decline.

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

In addition, our RINs also have an element of seasonality to them. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, one would expect RIN prices to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. For example, in 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. Similarly, in September of 2013 when biomass-based diesel RIN generation reached approximately 960 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decline. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

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

In response to certain cases of RIN fraud whereby biodiesel producers were selling biomass-based diesel RINs without having produced the required renewable fuel, the EPA is in the process of implementing a quality assurance program for RIN compliance. Compliance with these or any new regulations or Obligated Party verification procedures could require significant expenditures to attain and maintain compliance. Failure to comply could result in the imposition of penalties, fines, restrictions on operations, loss of customers and remedial liabilities. These costs and liabilities may have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of any additional regulatory or customer requirements which may be adopted in the future, including whether any such regulations or verification procedures would significantly increase our cost of doing business or affect our operations in any area.

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

One of our pre-IPO investors, West Central Cooperative beneficially owns approximately 8.9% of our common stock, and as a result has substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. In addition, two of our directors are affiliated with West Central Cooperative. This concentration of ownership and contractual power over the appointment of directors could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel. RIN prices declined from $1.09 per RIN at July 1, 2013 to $0.35 per RIN at October 30, 2013, as reported by OPIS. A reduction in RIN values, such as those experienced in the second half of 2012 or since the third quarter of 2013, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biodiesel.

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

The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 240 million gallon per year plant in Singapore, a 240 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. Dynamic Fuels, LLC, has recently announced that their 75 million gallon per year renewable diesel plant in Geismar, Louisiana was producing near its reported capacity. Diamond Green Diesel, LLC has completed construction and commenced operations of its 137 million gallon per year renewable diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business—Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business—Government Programs Favoring Biodiesel Production and Use—Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.

In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be attached to these fuels. The EPA recently adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs. This will increase competition within heating oil markets by introducing fuels that generate more RINs (i.e., cellulosic diesel) and may be more cost competitive than biodiesel utilized as heating oil.

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

According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel RINs were generated in 2011, 1.14 billion gallons were generated in 2012 and approximately 1.24 billion gallons have been generated in 2013 through September 30, 2013, the most recent monthly data available. Such production was in excess of the 800 million gallon RFS2 requirement for 2011 and one billion gallon requirement for 2012, and is on track to exceed the 1.28 billion requirement for 2013. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability.

Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2. EMTS data indicates that Obligated Parties may have carried over approximately 200 million gallons of biomass-based diesel RINs from 2012 into 2013. As an illustrative example, according to EMTS data, biomass-based diesel was produced and imported into the U.S. at average rate of 172 million gallons per month for July, August and September, the last three months of available EMTS data. If that rate is maintained in October, November and December, approximately 1.74 billion gallons of biomass-based diesel RINs could be generated in 2013. Adding the 2012 carry-over to the 2013 RIN generation, would result in an estimated total biomass-based diesel RIN availability of approximately 1.94 billion gallons, which is approximately 660 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. If the 2014 biomass-based diesel RVO is only 1.28 billion gallons, that could limit the 2014 carryover to 256 million gallons, or 20% of 1.28 billion, thus resulting in an excess supply of 404 million gallons of biomass-based diesel RINs. These excess RINs can be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biodiesel and biomass-based diesel RINs may be reduced, which could harm our revenues and cash flows.

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

Biodiesel and renewable diesel imports into the United States have increased significantly and compete with United States produced biodiesel. The imported fuels may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel. As imports increase, this could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues. Imported biodiesel that does not qualify under RFS2, also competes in jurisdictions where there are biodiesel blending requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the third quarter of 2013, the Company revised the presentation of biodiesel government incentives passed through to customers to reflect such amounts as a reduction of biodiesel sales rather than as a reduction of biodiesel government incentives for the first quarter of 2013. In this specific filing, the revision impacted the year to date results for the Company but had no impact on the third quarter of 2013 results and this is described in Note 1. The revision had no impact on comparative 2012 results but did impact its previously reported historical condensed consolidated statements of operations for the three months ended March 31, 2013, as revised in the second quarter 2013 interim financial statements, and for the six months ended June 30, 2013. The Company, however, believes the revised presentation is not material to either of these periods as it had no impact on total revenue, gross profit, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statement of redeemable preferred stock and equity or the condensed consolidated statements of cash flows in these historical periods.

The effects of this revised presentation on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2013, and three months ended March 31, 2013 are as follows (in thousands):

	Six months ended June 30, 2013			Three months ended March 31, 2013
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
REVENUES:
Biodiesel sales	$529,366	$(69,534)	$459,832	$189,255	$(69,534)	$119,721
Biodiesel government incentives	119,648	69,534	189,182	75,071	69,534	144,605
	$649,014	$—	$649,014	$264,326	$—	$264,326

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Renewable Energy Group, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 12, 2013)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RENEWABLE ENERGY GROUP, INC.

Dated: November 8, 2013	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: November 8, 2013	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)