Form 10-K
period 2013-12-31
Renewable Energy Group, Inc.
filed 2014-02-28
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35397
______________________________________
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
______________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of Common Stock held by non-affiliates was $358,842,000.
As of February 25, 2014, 38,787,018 shares of Common Stock of the registrant were issued and outstanding.
______________________________________
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

PART I
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including revenues, cost of revenues and operating expenses;

•	government programs, policymaking and mandates relating to renewable fuels;

•	the availability, future price and volatility of feedstocks;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	progressing facilities currently under development to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction;

•	our ability to protect proprietary technology and trade secrets;

•	the development of competing alternative fuels and energy services;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

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
General
We intend to become a leading producer of advanced biofuels and renewable chemicals. We are currently the largest producer of biodiesel in the United States based on gallons produced. We participate in each aspect of biodiesel production, from acquiring feedstock, managing construction and operating biodiesel production facilities to marketing, selling and distributing biodiesel and its co-products. During 2013, we sold 259 million gallons of biodiesel and had total revenues of $1.5 billion.

We operate a network of eight operational biodiesel plants, with an aggregate nameplate production capacity of 257 million gallons per year, or mmgy. We acquired six of our eight facilities since February 2010. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, marketing renewable products and distributing through a network of terminals, positions us to capitalize on growing demand for biodiesel, renewable chemicals and other advanced biofuels. Our experience has enabled us to develop extensive expertise in biorefinery operations, from facility construction management and feedstock procurement to biodiesel production, marketing, logistics and risk management.
We are a low-cost biodiesel producer. We primarily produce our biodiesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biodiesel from virgin vegetable oils, which are more widely available and tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biodiesel producers, particularly those that rely on higher cost virgin vegetable oils, such as soybean oil or canola oil.
On January 22, 2014, we acquired substantially all of the assets and certain liabilities of LS9, Inc., or LS9, as part of our strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 was a research and development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets acquired consist mainly of in-process research and development, intellectual property and fixed assets.
On February 12, 2014, we announced the launch of a new division that will sell petroleum-based heating oil and diesel fuel, and enable us to offer more biofuel blends. We will sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals initially throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing terminal locations and potentially in other locations across North America.
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

•
Operate and Manage. We manage the operation of our eight biodiesel production facilities and have managed production facilities for others. This operational experience allows us to improve our production process efficiency and quality and to deploy best practices throughout our network. A key element in successfully managing a biodiesel plant is the procurement of feedstock. We believe our strong knowledge and history in feedstock markets allows us to procure feedstock more efficiently and reliably than our competitors. We believe our operational expertise also enables us to effectively integrate new facilities we acquire and manage facilities for others.

•
Marketing and Distribution. We market and distribute both the biodiesel we produce as well as biodiesel produced by others throughout the United States. We accomplish this through sales to customers from our biorefineries and also through a number of distribution terminals around the country. We believe we are able to capture business from the largest customers, namely large United States petroleum refiners and national travel center chains, whose demand cannot be met by smaller producers or marketers that do not have our scale or national reach.

We believe our biorefinery platform and experience running a fully integrated biorefining company is highly desirable for developing renewable chemicals and additional advanced biofuels. We are able to co-locate renewable chemical and/or additional advanced biofuel production plants at our existing facilities, as well as leverage our design-build, operations and management capabilities to accelerate commercialization.

Plant Network
Our production network consists of the following facilities;

Property	Nameplate Production Capacity[1]	Production Capacity for Current Feedstock Mix	REG Operations Commenced	Feedstock Capability
Completed
Ralston, Iowa	12	12	2003	Refined Oils and Fats
Albert Lea, Minnesota[2]	30	30	2006[2]	Crude, High FFA and Refined Oils and fats
Newton, Iowa	30	24	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	33	2008	Refined Oils and Fats
Danville, Illinois	45	37	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	55	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	12	2013	Crude, High FFA and Refined Oils and Fats
Ellenwood, Georgia [4]	15	n/a	n/a	Crude, High FFA and Refined Oils and Fats
Mason City, Iowa [3]	30	30	2013	Refined Oils and Fats
Partially Constructed			% Complete
St. Rose, Louisiana	60	n/a	~45%	Crude, High FFA and Refined Oils and Fats
Emporia, Kansas	60	n/a	~20%	Crude, High FFA and Refined Oils and Fats
Clovis, New Mexico	15	n/a	~50%	Crude, High FFA and Refined Oils and Fats

1	The nameplate capacity listed above is based on soy.

2
SoyMor began operations of the biodiesel facility located in Albert Lea, Minnesota in 2006 under our management. In February 2008, SoyMor stopped production and idled the facility. In July 2011, we acquired the biodiesel facility and recommenced operations of the facility.

3
We are in the process of completing a $20 million upgrade to this facility to produce biodiesel using crude and high FFA oils and fats, which is anticipated to be completed by the second quarter of 2014.

4	Idled by prior owner at time of our purchase and remains idled pending repairs or upgrades. We have not yet set a production date.

In addition to the production facilities listed above, REG maintains a testing laboratory at its corporate headquarters in Ames, Iowa. The testing laboratory allows us to test various feedstocks for conversion into biodiesel, as well as various manufacturing processes available in the production of biodiesel.
Our Feedstocks and Other Inputs
Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to rapidly change our processing techniques to accommodate different feedstocks and feedstock mixes. In 2013, approximately 83% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or inedible animal fat feedstock and 17% was from refined vegetable oils, such as soybean oil or canola oil. Our lower cost feedstock plants generally run on a mix of lower cost feedstocks. As different feedstocks are delivered to the plant, they are combined or segregated into our feedstock storage tanks and the plant is tuned to optimize the processing of that specific feedstock mix.
We procure our feedstocks from numerous vendors in small to medium quantities. There is no established futures market for lower cost feedstocks. Inedible corn oil and used cooking oil can be purchased in nearby forward positions of three to twelve months on fixed priced contracts or sometimes indexed to the New York Mercantile Exchange, or NYMEX, heating oil index. We generally purchase inedible animal fats on a freight delivered basis and purchase in one to four week forward positions. We maintain both long-term contractual arrangements and long-term trading relationships with key feedstock suppliers, which provide us with an advantage. Some of these relationships are with our investors, such as West Central. Soybean oil can be purchased on a spot or forward contract basis from a number of suppliers.
We work with developers of next generation feedstocks, such as algae and camelina, to assist them in bringing these new feedstocks to market. We have converted each of these feedstocks, as well as other second generation feedstocks, into high quality biodiesel in our laboratory. We believe we are well positioned to incorporate these new feedstocks into our production process as they become commercially available.
We procure methanol, chemical catalysts such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.
Distribution
We have established a national distribution system to supply biodiesel throughout the United States. Each of our biorefineries is equipped with an on-site rail loading system, a truck loading system, or both, and a logistics and supply chain management staff. Our Seneca biorefinery near the Illinois River has direct barge access covering customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. We also manage some customers’ biodiesel storage tanks and replenishment process. We lease more than 360 railcars for transportation and lease biodiesel storage tanks in 31 terminals as of December 31, 2013. In general, the terminals where we lease our biodiesel storage tanks are petroleum fuel terminals so that fuel distributors and other biodiesel customers can create a biodiesel blend at the terminal before further distribution. Terminal leases typically have one to three-year terms and are generally renewable subject to certain terms and conditions. We have sold biodiesel in 46 states and three provinces in Canada.
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
Seasonality
Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in Northern and Midwestern states due to lack of infrastructure to properly handle biodiesel in winter and concerns about biodiesel’s ability to operate optimally in cold weather, as compared to the most commonly used petroleum-based diesel fuel. This seasonal fluctuation is strongest for biodiesel made from inedible animal fats and used cooking oil. Biodiesel made from those feedstocks has a higher cloud point, the point at which a fuel begins to gel, than biodiesel produced from soybean oil, canola oil or inedible corn oil, which may cause cold weather performance issues.
Competition
We face competition in the distillate fuel market from producers and suppliers of petroleum-based diesel fuel and in the biodiesel sub-market from other biodiesel producers, marketers, traders and distributors. Our principal methods of competition are product quality, both biodiesel and Renewable Identification Number, or RIN, quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biodiesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill, Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial, sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses.

We also face competition from independent biodiesel producers. Unlike us, most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of our competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biodiesel traders such as Astra, Gavilon, Chem Oil, Morgan Stanley, Tenaska and Traffigura. These trading companies have greater financial resources than we do and are able to take significant biodiesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
In the amended Renewable Fuel Standard, or RFS2, for biomass-based diesel and the Canadian renewable fuel requirement markets, we are also in competition with producers of renewable diesel, such as Neste Oil, which has approximately 600 million gallons of renewable diesel production capacity in Asia and Europe; Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International; and Dynamic Fuels, LLC, the joint venture between Syntroleum Corporation and Tyson Foods, Inc. We have executed an agreement to purchase substantially all the assets of Syntroleum Corporation, including their 50% ownership of the Dynamic Fuel, LLC 75 million gallon per year renewable diesel facility. Renewable diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Some of the producers of renewable diesel, like Neste Oil and Diamond Green Diesel, LLC may have greater financial resources than we do. In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation.
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
Renewable Fuel Standard
On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Prior to 2013, renewable diesel had not been available in the United States in significant commercial quantities and thus, biodiesel has satisfied the vast majority of the RFS2 biomass-based diesel requirement. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, required 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts subject to the United States Environmental Protection Agency, or EPA, proposals and the Office of Management and Budget, or OMB, approval. As of this filing, the EPA has not finalized the 2014 biomass-based diesel requirement. The EPA has proposed a 2014 biomass-based diesel required volume obligation, or RVO, of 1.28 billion gallons and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons of advanced biofuels for 2014. We expect RFS2 to continue to create demand for biodiesel.
The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is intended to be satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.
The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol. The additional advanced biofuel requirement was 500 million gallons in 2012, one billion gallons in 2013 and is expected to be between 80 million to 590 million gallons for 2014 based on the EPA proposed requirements for 2014. Biodiesel comprises the majority of advanced biofuel produced in the United States and we expect the RFS2 advanced biofuel requirement to increase demand for biodiesel.
The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biodiesel than sugarcane-based ethanol to meet the required volumes as each gallon of biodiesel counts as 1.5 gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biodiesel to meet their advanced biofuel RVO.
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
The value of RINs is significant to the price of biodiesel. In July 2010 when RFS2 became effective, biomass-based diesel RINs began trading at approximately $0.55 per RIN. By the end of 2010, the 2010 biomass-based diesel RIN value had become increasingly significant to the price of biodiesel, contributing approximately $1.11, or 26% of the average The Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel. As of December 31, 2011, RINs contributed approximately $1.83, or 38% of the average The Jacobsen B100 Upper Midwest spot price of a gallon of biodiesel. During 2012, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43% per gallon in January. There was a sharp decline in RIN prices during third and fourth quarters of 2013 that carried through the end of the year. During this period, RIN pricing declined from $1.07 per RIN at June 30, 2013 to the low price of $0.24 per RIN in November 2013, finishing the year at $0.35 per RIN on December 31, 2013, as reported by OPIS, which contributed to the decline in price of biodiesel during 2013.
Blenders Tax Credit
The blenders tax credit, when in place, provides a $1.00 per gallon excise tax credit to the first blender of biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders tax credit can then be credited against such blenders federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The blenders tax credit again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated retroactively for 2012 through December 31, 2013. The blenders tax credit expired again on December 31, 2013 and it is uncertain whether it will be reinstated and if reinstated, whether or not it would be reinstated retroactively.
State Programs
Several states have enacted legislation providing incentives for the use of biodiesel, requiring the use of biodiesel, or both. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11, through December 31, 2018. Illinois’ program has made that state the largest biodiesel market in the country. During 2011, Iowa offered a $0.03 per gallon income tax credit to petroleum marketers of B2 blends. In May 2011, Iowa signed into law a bill that encourages Iowa’s petroleum marketers to blend biodiesel into on-road and off-road diesel in a multi-year incentive program beginning in 2012. In 2012, retailers earned $0.02 per gallon for B2 blends or $0.045 per gallon for B5 blends. For 2013 through 2017, retailers earn $0.045 per gallon of B5. The new law also creates a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon produced in an Iowa facility up to the first 25 million gallons per production plant. In Texas, the biodiesel portion of biodiesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100. In addition, recent regulatory changes by the Texas Department of Revenue and Texas Commission on Environmental Equality have removed regulatory barriers and eliminated limitations to blending biodiesel under the Texas Low Emissions Diesel program. In addition, California has adopted a low carbon fuel standard, which requires an increasing reduction in the carbon intensity of transportation fuels, which has created an incentive for the use of lower carbon intensity biodiesel.
According to the U.S. Department of Energy, more than 40 states currently have implemented various programs that encourage the use of biodiesel through blending requirements as well as various tax incentives. Currently, Minnesota law requires a B5 blend throughout the entire year. The Minnesota legislation calls for the blend to increase to B10 (in the future to B20), in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania and Washington have all adopted legislation requiring biodiesel blends beginning at B2 (and B5 in New Mexico) with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biodiesel blends in home heating oil. The City of New York has adopted legislation requiring biodiesel blends at a 2% rate for heating oil and the State of New York is expected to debate adopting a state-wide requirement during 2014.
Although we believe that state requirements for the use of biofuels increase demand for our biodiesel within such states, they may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to states that have use requirements or tax incentive programs.
Environmental Matters
Our biofuel facilities, like other fuel and chemical production facilities, are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; ecological and natural resources; and the health and safety of our employees, contractors and the public. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each biofuel facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to human health and the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and or facility shutdowns. However, we do not currently have any such proceedings either pending or threatened against our facilities that would materially affect our business or financial condition. Furthermore, we do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.
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
We do transport and dispose of small quantities of hazardous materials from our research and testing laboratories. The facilities in our network have been and may in the future be located on or adjacent to industrial property. There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies or private parties, we may be responsible under the Comprehensive Environmental Response Compensation and Liability Act or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs. We are not aware of any material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.
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
In June 2008, we acquired our Houston facility, which has access to deepwater ports, from U.S. Biodiesel Group, Inc., or USBG, through a transaction which included an equity investment in us by USBG. We also acquired a terminal facility with the option to build a biodiesel plant at the Port of Stockton in Stockton, California. In July 2009, we sold the Stockton terminal facility.
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
On February 28, 2012, we issued 58,501 shares of Class A Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.
On October 26, 2012, we issued 900,000 shares of common stock and approximately $324,000 in cash in connection to the purchase of substantially all the assets of North Texas Bio Energy, LLC, or NTBE.
On November 16, 2012, we acquired substantially all the assets of BullDog Biodiesel, LLC, or BullDog, in exchange for approximately $1.3 million in cash and approximately $1.3 million of in-kind contribution.

On July 30, 2013, we acquired substantially all of the assets of Soy Energy, LLC's, or the Soy Energy Assets, in exchange for $10.9 million of cash and the issuance of a $5.1 million promissory note to Soy Energy. The Soy Energy Assets consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets located in Mason City, Iowa. We began producing biodiesel on October 1, 2013 and have begun a $20 million project to upgrade the plant to a multi-feedstock facility.
During 2013, certain Series B Preferred Stockholders exercised their option to convert 2,333,428 shares of Series B Preferred Stock into 4,716,043 shares of Common Stock.
During the third quarter 2013, our closing sale price of its Common Stock exceeded $15.00 for at least 20 days in a 30 consecutive trading day period with the average daily trading volume exceeding 200,000 shares. Therefore, we opted to cause 50% of the then-outstanding shares of Series B Preferred Stock to be converted as provided for in the preferred stock shareholder agreement. We converted 518,365 shares of Series B Preferred Stock into 1,047,465 shares of Common Stock.
On December 17, 2013, we entered into an agreement to purchase substantially all of the assets and liabilities of Syntroleum Corporation in exchange for 3,796,000 shares of REG common stock (subject to reduction in the event that the aggregate market value of the REG common stock to be issued would exceed $49 million or if the cash transferred to REG is less than $3.2 million). The assets acquired include a 50% interest in Dynamic Fuels, LLC, a 75 mmgy renewable diesel production facility in Geismar, Louisiana and an extensive patent portfolio of gas-to-liquids and renewable fuel technologies. The closing of this acquisition requires, in addition to other matters, the affirmative vote of a majority of the shares of Syntroleum approving the sale through a shareholder vote.
On January 22, 2014, we acquired industrial biotechnology research and development company LS9 for a purchase price of up to $61.5 million, consisting of up front and earnout payments, in stock and cash. We have not completed our initial accounting for this business combination as the valuation of the assets acquired and contingent consideration has not been finalized.
Employees
As of December 31, 2013, we employed 368 full-time employees. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents, trade secrets, and licenses related to our biodiesel operations and expect that number to grow as we continue to pursue technological innovations. We believe that, in the aggregate, this intellectual property is generally important to our operations and competitive position, but do not regard our biodiesel business as being dependent upon any single piece or group of intellectual property. We rely primarily on trade secret laws and contractual restrictions to protect our biodiesel technology.
In addition, we have 13 issued U.S. patents, 6 issued foreign patents and over 100 patent applications pending from our industrial biotechnology business.
Customer concentration
We have one customer which accounts for 10% or more of our total revenues. Sales to Pilot Travel Centers LLC were $243.3 million, $363.4 million and $189.8 million, representing approximately 16%, 36% and 23%, respectively, of our total revenues for 2013, 2012, and 2011.
Research and development
We devote considerable resources to our research and development programs which have been primarily targeted towards improving the quality and efficiency of the biodiesel process and developing applications for co-products. Our industrial biotechnology business has added additional resources towards our research and development surrounding renewable chemicals, additional advanced biofuels and other products. We expect an increase in our expense associated with these programs. We incurred research and development expense of $0.26 million, $0.01 million, and $0.02 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Chad Stone, age 44, has served as our Chief Financial Officer since August 2009. Prior to joining us, he was a Director at Protiviti Inc., a global business consulting and internal audit firm, from October 2007 to May 2009. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and was a manager at Arthur Andersen from July 1992 to August 1997. He has been an executive Board Member of the Iowa Biodiesel Board since 2011. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 51, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General Manager for West Central, one of our predecessors from July 2006 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 24 years of experience in executive operations positions in multi-feedstock biodiesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin is currently the Past-President of the Iowa Renewable Fuels Association and was the President in 2012, as well as, Vice President in 2011. Mr. Albin holds a B.S. in Chemistry from Eastern Illinois University.
David Elsenbast, age 52, has served as our Vice President, Supply Chain Management since April 2009. From August 2006 to April 2009, Mr. Elsenbast served as our Vice President, Procurement. Prior to joining us, Mr. Elsenbast served in the same role for West Central, since April 2006. Mr. Elsenbast has also served on the Board of the American Fats and Oils Association since October 2009. From 1990 to March 2006, Mr. Elsenbast served in various roles for Milk Specialties Company, an animal nutrition company, including Vice President of Business Development, Vice President of Operations and Purchasing and General Manager. Mr. Elsenbast has over 29 years in agricultural business development, supply chain management, operations, and purchasing. Mr. Elsenbast holds a B.S. in agricultural business from Iowa State University.
Gary Haer, age 60, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biodiesel sales in the United States. Mr. Haer has over 17 years of experience in the biodiesel industry. Mr. Haer currently serves on the Executive Committee of the National Biodiesel Board’s Governing Board as Past Chairman and has been elected to various officer positions during his tenure from 1998 to 2014. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.
Available Information
Our internet address is http://www.regi.com. Through that address, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission. The information contained on our website is not included in, or incorporated by reference into, this annual report on Form 10-K.

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
There can be no assurance that the United States Congress will not repeal, curtail or otherwise change, or that the EPA will not curtail or otherwise change the RFS2 program in a manner adverse to us. The petroleum industry is generally opposed to RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biodiesel failing to qualify as a required fuel would materially decrease the demand for and price of our biodiesel, which would materially and adversely harm our revenues and cash flows.
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
The EPA is required to determine the volume of biomass-based diesel that will be required each year beginning in 2013 based on the EPA’s consideration of a variety of factors, including biomass-based diesel production, consumption, and infrastructure issues, the likely impact of biomass-based diesel production and use in a variety of areas, including climate change, energy security, the agricultural sector, air quality, transportation fuel costs, job creation, and water quality, and other factors. RFS2 requires that the biomass-based diesel annual volume requirement be at least 1 billion gallons in each of those years. The biomass-based diesel volume requirement for 2013 was 1.28 billion gallons.
As of the date of this filing, the EPA has not finalized the 2014 Renewable Volume Obligations, or RVOs. The EPA has proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. Before the RVO can be finalized, the OMB, has to approve EPA’s proposal, based on the same factors outlined above. Due to the one year delay publishing the proposal, which the EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVOs will be challenged in court which may further delay any final determination of the 2014 RVOs, which could reduce the demand for and price of our biodiesel and could harm its revenues and cash flows.
As an illustrative example, according to EMTS data, 1.78 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2013. Adding the 2012 carry-over to the 2013 RIN generation results in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The proposed 2014 biomass-based diesel RVO of 1.28 billion gallons, would limit the 2014 carryover to 256 million gallons, or 20% of 1.28 billion, thus resulting in an excess supply of 504 million gallons of biomass-based diesel RINs. These excess RINs may be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biodiesel and biomass-based diesel RINs may be reduced, which could harm revenues and cash flows.
Our gross margins are dependent on the spread between biodiesel prices and feedstock costs.
Our gross margins depend on the spread between biodiesel prices and feedstock costs. Historically, the spread between biodiesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biodiesel, was $1.32 in 2011, $1.26 in 2012, and $1.61 in 2013 assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was

$0.89 in 2011, $0.65 in 2012, and $1.19 in 2013 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. For 2011, 2012 and 2013, approximately 83%, 84%, and 83%, respectively, of our total feedstock usage was inedible animal fat, used cooking oil or inedible corn oil and 17%, 16% and 17%, respectively, was virgin vegetable oils.
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
The market and supply for used cooking oil as a feedstock for biodiesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants and are improving the yield of inedible corn oil they are able to extract from their distillers grains. However, inedible corn oil is not generally available in quantities sufficient to cover all of our operations. If more ethanol plants do not acquire and utilize corn oil extraction equipment, if extraction yields do not improve, or if ethanol plants are idled, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biodiesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.
Loss of or reductions in tax incentives for biodiesel production or consumption may have a material adverse affect on industry revenues and operating margins.
The biodiesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal blenders tax credit. The blenders tax credit provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blenders tax credit came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The blenders tax credit expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, and expired again December 31, 2013. There is no assurance that it will be reinstated again. Unlike RFS2, the blenders tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. Although the blenders tax credit was reinstated for all of 2012, it was restated in January of 2013 and thus is reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to reinstating the blenders tax credit or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the blenders tax credit expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biodiesel inventories and reduced gallons sold in the first quarter of 2012. With the blenders credit set to expire at the end of 2013, the industry experienced a similar surge in biodiesel production in the fourth quarter of 2013. We believe it is likely that we will see reduced demand in the first quarter of 2014 as a result.
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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 16%, 36% and 23% of our total revenues in 2013, 2012 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biodiesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed. Past news reports indicated that Pilot was the subject of a federal criminal investigation involving alleged fraud related to customer diesel fuel rebates. REG cannot determine what effect, if any, this may have on its future business relationship with Pilot.
Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.
Our revenues are currently generated almost entirely from the production and sale of biodiesel, with glycerin and fatty acid sales and the operations of our Services segment representing only a small portion of revenues. To date, our renewable chemicals business has not generated any revenues. Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biodiesel industry. For example, in 2009 and the beginning of 2010, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.
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
We are dependent upon our key management personnel and critical talent whereby the loss of any of these persons could adversely affect our results of operations.
We are highly dependent upon key members of our management team along with critical talent possessing unique technical skills for the execution of our business plan. We believe that our future success is highly dependent on the contributions of these key employees. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of any of these key employees could delay or prevent the achievement of our business objectives and have a material adverse effect upon our results of operations and financial position.
We and certain subsidiaries have indebtedness, which subjects us to potential defaults, could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biodiesel industry.
At December 31, 2013, our total long-term debt was $27.15 million. This includes consolidated long-term debt owed by our Variable Interest Entities, or VIEs, including 416 South Bell, LLC, or Bell, LLC. In December 2011, certain of our subsidiaries entered into a revolving credit agreement with a bank group and Wells Fargo Capital Finance, LLC, which we refer to as the Wells Fargo Revolver. At December 31, 2013, there was $10.99 million outstanding under our lines of credit, all of which we guarantee.

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
We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop our renewable chemicals business or expand or enhance our biodiesel operations or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
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
We have generated no revenue from sales of renewable chemicals to date and we face significant challenges to developing this business.
We have only recently entered the market for renewable chemicals with our acquisition of LS9 in January 2014. To date, we have not generated any revenues from this business which is still at a pre-commercial stage. In order to generate revenue from our renewable chemicals, we must be able to produce sufficient quantities of our products, which we have not done to date.
In entering this market, we intend to sell renewable chemicals as an alternative to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our renewable chemical products generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products produces benefits to them, we will not be successful in these markets and our business will be adversely affected. Additionally, in contrast to the tax incentives relating to biofuels, tax credits and subsidies are not currently available in the United States for consumer products or chemical companies who use renewable chemical products. We do not expect meaningful revenue from our sale of renewable chemicals in the near term.
We may encounter difficulties in effectively integrating the businesses we acquire.
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9, Inc.'s, or LS9, assets in January 2014, as well as our contemplated acquisition of substantially all of Syntroleum Corporation's, or Syntroleum, assets and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

•	difficulty in integrating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

•	demands on management related to the increase in our size after the acquisition;

•	the diversion of management’s attention from daily operations to the integration of acquired businesses and personnel;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations;

•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies;

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
We have three partially constructed plants, one non-operational plant, and planned upgrades to our operating plants, each of which would require capital that we may not be able to raise and that may result in an impairment that could negatively impact our financial position, results of operations and future cash flows.
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico and one non-operational plant near Atlanta, Georgia. We may choose to invest approximately $145 to $160 million in the aggregate, excluding working capital requirements, before these four plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility. In order to complete construction these facilities as planned, we will require additional capital. In November 2012, we acquired the above mentioned biodiesel facility near Atlanta, Georgia, which had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to complete construction of the three partially constructed or non-operational facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries. We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate including our contemplated acquisition of substantially all of the assets of Syntroleum, which assets include a 50% membership interest in Dynamic Fuels, which owns a currently idled renewable diesel facility in Geismar, Louisiana. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.

We may not successfully identify and complete acquisitions and other strategic relationships on favorable terms in order to execute our strategy to grow and diversify our business.
We regularly review domestic and international acquisitions of biofuel production facilities and have acquired most of our facilities from third parties. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all. If we are unable to successfully acquire other businesses or facilities, we may not be able to grow our business as planned.
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
We are seeking opportunities to diversify our product lines, as a commercialization partner for companies engaged in the development of new advanced biofuels, by using our biorefinery platform to produce renewable chemicals from bio-mass feedstocks and by entering entirely new industries through acquisitions or otherwise, including through our recent acquisition of substantially all the assets of LS9 in January 2014 and the contemplated acquisition of substantially all the assets of Syntroleum's later this year. There is no assurance that new technologies capable of economically producing advanced biofuels will be developed, that the developers of these technologies will select us as their commercialization partner or that the terms of any such collaborative arrangement will be favorable to us. Further, the renewable chemicals market is underdeveloped. Any chemicals that we produce from renewable sources may not prove to be as effective as chemicals produced from petroleum or other sources and, regardless of their effectiveness, renewable chemicals may not be accepted in the chemical marketplace. Furthermore, we may not be able to acquire companies in different industries at attractive valuations or at all. These strategic initiatives will require significant funding and management attention, and if we are not successful in implementing them, our financial condition and results of operations may be harmed.
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
In addition, our RINs also have an element of seasonality to them. Since only 20% of an Obligated Party’s annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, one would expect RIN prices to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO and increase if it is undersupplied. For example, in 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. Similarly, in September of 2013 when biomass-based diesel RIN generation reached approximately 960 million gallons compared to a 2013 RVO of 1.28 billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decline. As a result of these seasonal fluctuations, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2013 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biodiesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. In addition, our Houston facility, due to its coastal location, is vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations and all of our plants could incur damage from other natural disasters. A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, our REG Life Sciences, LLC, or REG Life Sciences, research and development center is in South San Francisco, California, which is subject to earthquakes. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, clean-up costs, liability for damages or injuries, legal expenses, and reconstruction expenses, which would seriously harm our results of operations and financial condition.
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

While our construction services management business has had only limited external operations over the last three years, we intend to continue to pursue opportunities to provide these services. Substantially all of our revenues from our new facility construction services business have been derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we and our subcontractors successfully estimate our costs and then successfully control actual costs and avoid cost overruns. Further, we have historically subcontracted substantially all of our construction work to various engineering and construction companies on a time and materials, rather than fixed, basis. As a result, we have less control over the largest component of our plant construction costs and the risk of cost overruns generally falls on us rather than our subcontractors. If we or our subcontractors do not perform a contract within cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we initially expected. This, in turn, could negatively affect our cash flow, earnings and financial position. As we have acquired assets and begun consolidating the industry, our construction services management business has almost exclusively been focused on internal intercompany projects.
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
There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel. RIN prices also declined sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN at December 31, 2013, as reported by OPIS. A reduction in RIN values, such as those experienced in the second half of 2012 and 2013, may have a material adverse affect on our revenues and profits as such price decrease reduce the price we are able to charge for our biodiesel.
We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biodiesel or biomass-based diesel business.
We operate in a very competitive environment. The biodiesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, LLC, Cargill, Inc. and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biodiesel and renewable diesel production, includes Neste Oil with approximately 600 million gallons of global renewable diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture renewable diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.

In addition, petroleum companies and diesel retailers form the primary distribution networks for marketing biodiesel through blended petroleum-based diesel. If these companies increase their direct or indirect biodiesel and renewable diesel production, there will be less need to purchase biodiesel from independent biodiesel producers like us. Such a shift in the market would materially harm our operations, cash flows and financial position.
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
In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be generated upon the production of these fuels. The EPA recently adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs. This will increase competition within heating oil markets by introducing fuels that could generate more RINs (i.e., cellulosic diesel) and may be more cost competitive than biodiesel utilized as heating oil.
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
According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel RINs were generated in the United States in 2011, 1.14 billion gallons were generated in 2012, and 1.78 billion gallons were generated in 2013. Such production was in excess of the 800 million gallon RFS2 requirement for 2011, the one billion gallon requirement for 2012, and the 1.28 billion gallon requirement for 2013. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2.
EMTS data indicates that Obligated Parties may have carried over approximately 200 million gallons of biomass-based diesel RINs from 2012 into 2013. As an illustrative example, according to EMTS data, biomass-based diesel was produced and imported into the U.S. at average rate of 190 million gallons per month for October. November and December of 2013, the last three months of available EMTS data. In 2013, 1.78 billion gallons of biomass-based diesel RINs were generated. Adding the 2012 carry-over to the 2013 RIN generation, would result in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The proposed 2014 biomass-based diesel RVO is 1.28 billion gallons, and if adopted would limit the 2014 carryover to 256 million gallons, or 20% of 1.28 billion, thus resulting in an excess supply of 504 million gallons of biomass-based diesel RINs. These excess RINs can be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biodiesel and biomass-based diesel RINs may be reduced, which could harm its revenues and cash flows. Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. According to the National Biodiesel Board, or NBB, as of September 12, 2012, 2.7 billion gallons per year of biodiesel production capacity in the United States were registered under the RFS2 program by NBB members. In addition to this amount, several hundred more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 1.2 billion gallons of biomass-based diesel production was registered by foreign producers. Furthermore, plants under construction and expansion in the United States as of December 31 2011, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biodiesel gross margins, harming our revenues and profitability.
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
Because it is a relatively new product compared with petroleum diesel, research on biodiesel use in automobiles is ongoing. While most heavy duty automobile manufacturers have approved blends of up to 20% biodiesel, some industry groups have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by other manufacturers or industry groups may impact our ability to market our biodiesel.
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
Under the EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception of biofuel and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support.

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
We may face competition from imported biodiesel and renewable diesel, which may reduce demand for biodiesel produced by us and cause our revenues and profits to decline.
Biodiesel and renewable diesel imports into the United States have increased significantly and compete with United States produced biodiesel. The imported fuels may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues. Imported biodiesel that does not qualify under RFS2, also competes in jurisdictions where there are biodiesel blending requirements.
Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
In some instances biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. New Technology Diesel Engines eliminate any such increase. Emissions from older vehicles while the fleet turns over may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California is in the process of formulating biodiesel regulations that may limit the volume of biodiesel that can be used or require an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.
Several biofuels companies throughout the United States have filed for bankruptcy over the last several years due to industry and economic conditions.
A volatile regulatory environment, lack of debt or equity investments and volatile biofuel prices and feedstock costs have likely contributed to the necessity of bankruptcy filings by biofuel producers. Our business has been, and in the future may be, negatively impacted by the industry conditions that influenced the bankruptcy proceedings of other biofuel producers, or we may encounter new competition from buyers of distressed biodiesel properties who enter the industry at a lower cost than original plant investors.
Risks Related to Our Common Stock
The market price for our common stock may be volatile.
Although there is currently an active and liquid trading market for our common stock, the market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

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

We have paid no cash dividends on any of our classes of common stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. In addition, holders of our Series B Preferred Stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment on the Series B Preferred Stock and instead pay accumulated and unpaid dividends on the following dividend payment date, however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of our common stock, or through any combination of cash and shares of common stock. Unless all accumulated and unpaid dividends on the Series B Preferred Stock are paid in full, We may not pay any dividends on other shares of its capital stock. As a result, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur. Investors seeking cash dividends should not invest in our common stock.
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
The trading market for our Common Stock relies in part on the research and reports that equity research analysts publish about us and our business. It is difficult for companies such as ours to attract independent equity research analysts to cover our common stock. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. Although there is currently an active and liquid trading market for REG common stock, if one or more equity research analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline and the market for our common stock to become illiquid.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The following table lists each of our biodiesel production facilities and its location, use, and nameplate production capacity. Each facility listed below is used by our Biodiesel Segment.

COMPLETED FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biodiesel production	12
Seabrook, Texas	Biodiesel production	35
Danville, Illinois	Biodiesel production	45
Newton, Iowa	Biodiesel production	30
Seneca, Illinois	Biodiesel production	60
Albert Lea, Minnesota	Biodiesel production	30
New Boston, Texas	Biodiesel production	15
Ellenwood, Georgia	Biodiesel production	15
Mason City, Iowa	Biodiesel production	30
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

ITEM 3.	Legal Proceedings
We are not a party to any material pending legal proceeding, nor is any of our property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of our business and incidental to our business, none of which is expected to have a material adverse impact upon our business, financial position or results of operations.

ITEM 4.	Mine Safety Disclosures
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market For Our Common Equity
Our common stock began trading on the NASDAQ Global market on January 19, 2012. Prior to that time, there was no public market for our stock. The table below sets forth the high and low sales price of our Common Stock.

2013	High	Low
Fourth Quarter	$16.00	$8.51
Third Quarter	$16.50	$12.77
Second Quarter	$14.80	$7.69
First Quarter	$8.20	$5.90

2012	High	Low
Fourth Quarter	$7.50	$4.28
Third Quarter	$9.00	$4.62
Second Quarter	$10.58	$6.11
First Quarter (from January 19, 2012)	$10.65	$8.56
Holders
As of February 28, 2014, there were approximately 1,820 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2013, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	1,961,023	[1]	$11.09	[2]	705,407
Equity compensation plans not approved by security holders	—		—		—
Total	1,961,023		$11.09		705,407

1	Includes stock options of 87,026, restricted stock units of 500,928 and stock appreciation rights of 1,373,069.

2	Restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.

Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
The following graph shows a comparison of the cumulative total returns from January 19, 2012 to December 31, 2013, for us, the Clean Tech Index and the Russell 3000 Index. The graph assumes that $100 was invested on January 18, 2012 in our common stock, the Clean Tech Index and the Russell 3000 Index, and that all dividends were reinvested.

	01/19/2012	12/31/2012	12/31/2013
REGI	$100.00	$58.60	$114.60
Clean Tech Index	100.00	99.59	136.55
Russell 3000	100.00	109.17	142.96
Use of Proceeds
On January 24, 2012, we completed the initial public offering of shares of our common stock under a registration statement on Form S-1 (File No. 333-175627), which was declared effective by the SEC on January 18, 2012. The net proceeds from the initial public offering were approximately $59.9 million after deducting underwriting discounts and offering expenses payable by us. We used approximately $11 million of the net proceeds from the offering to exercise the option we held to acquire the Seneca Facility. We used the remainder of the net proceeds for working capital, capital expenditures related to improvements of production processes and logistics, and investments, including potential acquisitions, joint ventures and other collaborative arrangements, in new biofuel businesses, production technologies or other assets and in opportunities to extend our biorefinery platform to the production of renewable chemicals and feedstocks.
Sales of Unregistered Securities
On January 22, 2014, we issued 2,230,559 shares of our Common Stock to LS9 pursuant to the terms of that certain Asset Purchase Agreement, dated as of January 18, 2014, by and among LS9, REG, REG Life Sciences and Fortis Advisors LLC, solely in its capacity as the representative of LS9 and the indemnity securityholders named therein.

On February 25, 2014, we issued 49,662 shares of Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.

Issuer Purchases of Equity Securities
There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2013 and 2012, and the selected consolidated statements of operations data for each year ended December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009, and the selected consolidated statements of operations data for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenues	$1,498,138	$1,015,034	$824,031	$216,455	$131,501
Net income (loss) attributable to the company's common stockholders	165,254	43,482	42,753	(119,122)	(50,928)
Net income (loss) per share attributable to common stockholders
Basic	5.00	1.53	3.14	(4.28)	(15.35)
Diluted	5.00	0.27	3.14	(4.28)	(15.35)

Consolidated Balance Sheet Data:
Total assets	$740,855	$495,784	$484,447	$369,643	$200,558
Long-term debt	27,151	31,806	73,079	61,024	25,749
Redeemable preferred stock	3,963	83,043	147,779	122,436	149,122

(1)	Reflects the acquisition of Soy Energy as of July 30, 2013.

(2)	Reflects the acquisition of North Texas Bio Energy as of October 26, 2012 and BullDog Biodiesel on November 16, 2012.

(3)	Reflects the acquisition of SoyMor as of July 12, 2011.

(4)
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
Overview
We are the largest producer of biodiesel in the United States with a nationwide distribution and logistics system. We have been a leader in the biodiesel industry since 1996. We have transitioned from being primarily an operator of a third party-owned network of facilities to now owning eight operating biodiesel production facilities with aggregate nameplate production capacity of 257 million gallons per year, or mmgy. We produce biodiesel primarily from lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat. A small portion of our biodiesel is produced using virgin vegetable oils, such as soybean oil.

During 2013, we sold 259 million gallons, including 48 million gallons we purchased from third parties and resold. During 2012, we sold 188 million gallons of biodiesel, including 25 million gallons we purchased from third parties and resold.
Beginning in the second half of 2010, we and the biodiesel industry began to benefit from the implementation of the Renewable Fuel Standard, or RFS2, which became effective July 1, 2010 and requires Obligated Parties, including petroleum refiners and petroleum importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations, to use specified amounts of biomass-based diesel, which includes biodiesel, as discussed further below. In addition, the $1.00 per gallon federal blenders tax credit, which had expired as of December 31, 2011, was reinstated in January 2, 2013 retroactively for all of 2012 and prospectively for 2013. The blenders tax credit again expired on December 31, 2013 and it is uncertain whether the credit will be reinstated. As a result of these regulatory changes, as well as improving general economic conditions and relatively high petroleum prices, the price of and demand for biodiesel increased significantly compared to the years prior to 2011. During 2011, our average price for B100 was $5.23 per gallon. During 2012, our average price per gallon of B100 was $4.60, or 12% lower than the average price in 2011, and we sold 188 million gallons of biodiesel, compared to 150 million gallons sold in 2011. During 2013, our average price per gallons of B100 was $4.58, or 12% lower than the average price in 2011 and 1% lower than the average price in 2012. In 2013, we sold 259 million gallons of biodiesel, an increase of 37% and 73% over 2012 and 2011 gallons sold, respectively.
We own four partially completed biodiesel production facilities. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, we acquired a 15 mmgy nameplate biodiesel production facility near Atlanta, Georgia that was idled prior to our acquisition and will remain so until certain repairs or upgrades are made. We plan to complete construction and upgrade of these facilities as financing becomes available, and subject to market conditions.
On July 30, 2013, we acquired substantially all of the assets of Soy Energy, LLC's, or Soy Energy Assets, in exchange for $10.9 million of cash and the issuance of a $5.1 million promissory note to Soy Energy. The Soy Energy Assets consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets located in Mason City, Iowa. We began producing biodiesel on October 1, 2013 and have begun a $20 million project to upgrade the plant to a multi-feedstock facility.
On December 17, 2013, we entered into an agreement to purchase substantially all of the assets and liabilities of Syntroleum Corporation in exchange for 3,796,000 shares of REG common stock (subject to reduction in the event that the aggregate market value of the REG common stock to be issued would exceed $49 million or if the cash transferred to REG is less than $3.2 million). The assets acquired include a 50% interest in Dynamic Fuels, LLC, a 75 mmgy renewable diesel production facility in Geismar, Louisiana and an extensive patent portfolio of gas-to-liquids and renewable fuel technologies. The closing of this acquisition requires, in addition to other matters, the affirmative vote of a majority of the shares of Syntroleum approving the sale through a shareholder vote.
On January 22, 2014, we acquired industrial biotechnology research and development company LS9, Inc., or LS9, for a purchase price of up to $61.5 million, consisting of up front and earnout payments, in stock and cash. The acquisition is part of our strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 is a research and development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets acquired consist mainly of in-process research and development, intellectual property and fixed assets. We have not completed our initial accounting for this business combination as the valuation of the assets acquired and contingent consideration has not been finalized. We do not expect to generate revenue from sales of renewable chemicals in the near term.
On February 12, 2014, we announced the launch of a new division that will sell petroleum-based heating oil and diesel fuel, and enable us to offer more biofuel blends. We will sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals initially throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing terminal locations and potentially in other locations across North America.
We derive revenues from two reportable business segments: Biodiesel and Services
Biodiesel Segment
Our Biodiesel segment, as reported herein, includes:

•	the operations of the following biodiesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois, which we operated under a lease beginning in April 2010 and subsequently acquired in January 2012;

•	a 30 mmgy nameplate biodiesel production facility located in Albert Lea, Minnesota, since its acquisition in July 2011;

•
a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas, since its acquisition in October 2012 that was idled prior to acquisition. We completed repairs to the facility and started producing biodiesel at the facility in June 2013;

•
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
We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2012 and 2013, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues. We have not derived any revenues to date from our renewable chemicals business.
In accordance with EPA regulations, we generate 1.5 Renewable Identification Numbers, or RINS, for each gallon of biodiesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel we sell. We generally attach 1.5 RINs when we sell a gallon of biodiesel. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biodiesel production because RINs are a form of government incentive and not a result of the physical attributes of the biodiesel production. In addition, RINs, once obtained with gallons of biodiesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale. The value of these RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biodiesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
Historically, we provided facility operations management services to owners of biodiesel production facilities under management and operational services agreements, or MOSAs. During 2010, we ceased providing services to three of these facilities, acquired one and continued to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements. During 2011, we acquired the remaining facility to which we were providing limited services. Since then, our Services segment has been focused internally on managing and upgrading our facilities.
We have utilized our construction management expertise internally to upgrade our facilities during the last three years. We completed a $22 million upgrade to our Albert Lea facility in the second quarter 2013 and a $5 million upgrade to our Seneca facility. In addition during 2013, we spent $4 million and $1 million in repairs of our recently acquired New Boston and

Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or elected to offer these services to outside parties for new facility construction services since 2009.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program required the domestic use of one billion gallons of biodiesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 RVO. The EPA has proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 for 2014. Our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.
RFS2 required the use of 800 million gallons of biomass-based diesel in 2011. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel were produced in 2011, approximately 4% of which was imported. We believe more gallons were produced in 2011 than were required by RFS2 as a result of the fact that the blenders tax credit was set to expire on December 31, 2011. Since Obligated Parties are allowed to satisfy up to 20% of their 2012 RVO with 2011 RINs, we believe many purchasers of biodiesel were taking advantage of the blenders tax credit while it was available. This 2011 overproduction had an impact on demand for biodiesel in 2012. The 2012 RFS2 requirement for biomass-based diesel was one billion gallons. The 2011 carry-over could be used to satisfy up to 200 million gallons of the one billion 2012 requirement. According to EMTS data, approximately 1.14 billion gallons of biomass-based diesel was produced during 2012, indicating that between the 2011 carry-over and 2012 year production, there was sufficient biomass-based diesel produced to satisfy the 2012 RVO of one billion gallons and create carryover towards the 2013 RVO. The 2013 RFS2 requirement for biomass-based diesel was 1.28 billion. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced in 2013. We anticipate we may experience market conditions similar to those in the first quarter of 2012 as a result of this overproduction. The production and importation of more biodiesel in 2013 than was required to meet the 2013 RVO may be the result of Obligated Parties using biodiesel RINs to satisfy their Advanced Biofuel or conventional biofuel RVOs and may also be the result of many producers, importers and purchasers of biodiesel taking advantage of the blenders tax credit prior to its expiration on December 31, 2013 as we believe was the case in 2011.
The federal blenders tax credit provided a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us of $57.7 million in the first half of 2013. The net benefit will increase our income before income taxes and equity investments by a similar amount. The federal blenders tax credit expired on December 31, 2013 and it is uncertain whether it will be reinstated again. The expiration of the blenders tax credit along with any amendments that may be made if the blenders credit is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
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
Regulatory and legislative factors also influence the price of biodiesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. For example, the value of RINs, as reported by Oil Price Information Service, or OPIS, has been significant to the price of biodiesel, contributing approximately $1.83, or 38%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2011 and $0.89 or 22% of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen in December 2012. In December 2013, the value of RINs, as reported by OPIS, contributed approximately $0.49, or 13%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43%, per gallon in January. There was a sharp decline in RIN prices during the third and fourth quarters of 2013 that carried through the end of the year. During this period, RIN pricing declined from $1.07 per RIN at June 30, 2013 to the low price of $0.24 per RIN in November 2013, finishing the year at $0.35 per RIN on December 31, 2013, as reported by OPIS, which contributed to the decline in average price of biodiesel during 2013.
This decrease in the value of RINs during 2013 and 2012 resulted in a $3.2 million and $19.6 million, respectively, write-down to lower of cost or market on RIN inventory acquired from third parties that occurred throughout the year. See “Note 10 – Other Assets” to our consolidated financial statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory does not have a material effect on margins from period to period.
During 2013, feedstock expense accounted for 84% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
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
Cooking methods and eating habits, which can be impacted by the economy

Inedible Animal Fat	Export demand
Number of slaughter kills in the United States
Demand for inedible animal fat from other markets

Soybean Oil	Export demand
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease

During 2013 and 2012, 83% and 84%, respectively, of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since early 2007 due to higher overall commodity prices. Over the period January 2010 to December 2013, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from $0.3584 per pound, or $2.69 per gallon of biodiesel, in July 2010 to $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2013 was $0.4585 per pound, or $3.44 per gallon of biodiesel, compared to $0.5224 per pound, or $3.92 per gallon of biodiesel, in 2012.
Over the period from January 2010 to December 2013, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.2325 per pound, or $1.86 per gallon of biodiesel, in February 2010 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2013 was $0.3767 per pound, or $3.01 per gallon of biodiesel, or $0.4133 per pound, or $3.31 per gallon of biodiesel, in 2012.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock for the period December 2010 through December 2013. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2010 to December 2013.

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
The 2012 drought in the Midwestern United States and generally strong demand increased the prices of corn and soybeans. High soybean prices were accompanied with strong protein demand and soy crush economics, which resulted in adequate supplies of soybean oil, which is a by-product of soy crushing. Following the drought, there was a decrease in the price of animal fats, which may have been related to increases in slaughter rates, putting more supply on the market. If an increase in the cost of corn and soybeans were to reduce future slaughter rates, the price of animal fats may rise as supply decreases in the future. Widespread availability of palm oil worldwide has resulted in decreased feedstock prices of animal fats and vegetable oils. Increased production of palm oil along with the largest U.S. corn crop and strong North American and South American soybean crops has put downward pressure on prices of animal fats and vegetable oils. Animal fats and oils compete with corn for inclusion in animal feed.
Risk Management
The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and biodiesel, including RINs, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.
Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biodiesel in 2011, 2012 and 2013. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expires on January 31, 2015 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biodiesel and RIN prices is limited. We have entered into forward contracts to supply biodiesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biodiesel futures in the United States. Our efforts to hedge against falling biodiesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and heating oil. However, price movements on these products are not highly correlated to price movements of biodiesel.
We generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce and sell. We also obtain RINs from third party transactions which we hold for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
We incurred risk management losses of $5.7 million and $4.6 million from our derivative financial instrument trading activity for the year ended December 31, 2013 and 2012, respectively. Changes in the value of these futures or options instruments are recognized in current income or loss. Over the year 2013, risk management losses have represented an expense of $0.02 per gallon sold. Over the last three years, risk management losses have represented an expense of $0.02 per gallon sold.
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
RIN prices may also be subject to seasonal fluctuations. As mentioned above, we generate 1.5 biomass-based diesel RINs for each gallon of biodiesel we produce and sell. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had an RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011 and 2012 in excess of RFS2 volume requirements put downward pressure on our margins for biodiesel, negatively affecting our profitability. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. As of this filing, the EPA has proposed the 2014 and 2015 biomass-based diesel RVO at 1.28 billion gallons for each year. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for with prior year RINs, meaning that 2012 gallons could potentially be used to satisfy 256 million gallons of the 1.28 billion gallon requirement for 2013. We saw a similar decline in RIN prices in the third and fourth quarter of 2013 as production rates exceeded the RVO target.
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

•	adjustments made to reflect the lower of cost or market values of our finished goods inventory, including RINs acquired from third parties; and

•	changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products.

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
Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the blender’s tax credit. For a discussion of the blender’s tax credit, see the section entitled “Risk factors—Loss or reductions of tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins” and “—Factors Influencing Our Results of Operations—Governmental programs favoring biodiesel production and use.” In connection with the blender’s tax credit, we file a claim with the Internal Revenue Service, or IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. During 2013, we have collected these claims in approximately 20 days on average from the time we file and we currently have no filed claims older than one month. Other than routine audits of these claims, we have had no denials or challenges of our claims and no issues with collectability. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us of $57.7 million in the first half of 2013. The net benefit increased our income before income taxes and equity investments by a similar amount. We recognized the federal biodiesel blenders tax credit for the gallons we blended in 2012 during the first half of 2013 as the law was signed on January 2, 2013. The federal blenders tax credit again expired on December 31, 2013 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, could adversely affect our financial results. However, we expect this will impact demand for feedstocks which will result in a decline in feedstock prices and potentially an increase in RIN prices. In connection with the USDA Program, funds are allocated to us based on our proportionate eligible biofuels production and available funds under the USDA Program. Due to the uncertainty of the amounts to be received, we do not record amounts until we have received notification from the USDA or are in receipt of the funds.
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
Gross margin per gallon: We have estimated rising sales prices and costs after 2013. This annual increase is a consequence of anticipated increased demand for biodiesel, market trends expected for the energy industry and normal inflationary pressures. Biodiesel sales prices were estimated using the expected prices for biodiesel, RINs and co-products. When building the estimate for future prices, we weighed historical evidence, CBOT and NYMEX future prices and industry forecasts. To develop the estimated feedstock prices, we utilized soybean oil as a base coupled with a spread to soybean oil for all other feedstocks based on historical experience and expected future price changes.
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
Financing of facilities under construction: In 2008, we halted construction on our New Orleans, Louisiana and Emporia, Kansas facilities as a result of conditions in the biodiesel industry and the credit markets. We continue to pursue financing and intend to complete the facilities when industry conditions improve and financing becomes available on terms satisfactory to us. Since construction halted at these facilities in 2008, we have continued to monitor the construction sites and perform routine maintenance on the partially constructed assets. We also have pursued programs under which we could obtain a government guarantee to enhance our ability to obtain financing for these facilities, but at this point have not been able to obtain any such guarantees. We will continue to pursue such government programs in the future to the extent they arise. If available, we would also consider using funds from operations to fund a portion of the construction at these facilities. As currently configured, the assets can be completed as biodiesel production facilities, or with alternative or additional capabilities for the manufacture of specialty chemicals or other renewable products such as advanced biofuels and renewable chemicals. Some of the existing components could be transported for use at our other production facility locations, or they could be sold to third parties for various uses. The Emporia construction project benefits from a city incentive package that continues through 2018. In addition, from time to time we have had discussions with potential investors and commercial partners regarding these facilities. We have also invested in third party engineering studies to revise and enhance construction completion plans on a more cost effective and profit-driven basis. We cannot assure you if or when such facilities will be completed or any alternate transaction regarding such facilities that we may pursue will be consummated.
Our analysis determined that the undiscounted cash flows of each plant exceeded its carrying value by a significant margin and therefore no charge for impairment was needed.
There were no asset impairment charges for the years ended December 31, 2013, 2012 or 2011.
Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, “Intangibles—Goodwill and Other,” we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. Our reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our biodiesel and services reporting units using an income approach. The income approach uses a DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel segment were used to determine the reporting unit’s fair value.
The annual impairment tests as of July 31, 2013 determined that the fair value at the biodiesel operating segment exceeded its value by approximately 43% and the services operating segment exceeded its value by approximately 20%. No impairment of goodwill was recorded in 2013, 2012 or 2011. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
Our declines in income before income taxes and loss from equity investments for the services reporting unit are primarily a result of construction and MOSA revenues being derived from company-owned facilities during this period and the termination of four third party MOSAs, which occurred in early 2010. As a result, substantially all service revenues are inter-segment revenues. Income before income taxes and loss from equity investments, as it appears in the segment footnote disclosure, presents only the income from third parties after the elimination of intersegment revenues and associated costs. Two of these MOSAs ceased because the facilities to which services were being provided were acquired in a business combinations. During the periods presented in the annual financial statements the amount of service revenues earned from third parties declined, but the amount of service revenues earned from the biodiesel segment increased. After incorporating intersegment revenues, presented in the segment footnote, income before income taxes and loss from equity investments increased from 2011 to 2012 and again from 2012 to 2013. Additionally, the operating results for the services segment were significantly impacted by the improvement in the biodiesel industry induced by the volume requirements set forth in RFS2. Since services revenue from facility management and operations is principally earned on a per gallon basis, improvements in industry production volumes generally yield similar improvements in the services reporting unit operating income, cash flows and estimated fair value. Therefore, we do not believe the recent operational results of the services segment represent an indicator of impairment for the reporting unit.
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
As a result of excluding certain government incentives from taxable income in 2013, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we recorded a valuation allowance offsetting our deferred tax assets.
We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon. We believe there is a reasonable basis in the tax law for all of the positions we take on the various federal and state tax returns we file. However, in recognition of the fact that various taxing authorities may not agree with our position on certain issues, we expect to establish and maintain tax reserves. Significant judgment is required in evaluating our tax positions, including evaluating uncertainties around the technical merits and measurement of our tax position to exclude certain government incentives form taxable income.

Consolidations. On April 8, 2010, we determined that Landlord was a VIE and consolidated it into our financial statements as we are the primary beneficiary (ASC Topic 810). We had a put/call option with Seneca Holdco to purchase Landlord and we leased the plant for production of biodiesel as of December 31, 2011, both of which represent a variable interest in Landlord that are significant to the VIE. Although we did not have an ownership interest in Seneca Holdco, we determined that we were the primary beneficiary because the equity owners are our stockholders; our ability to direct the activities that most significantly impacted Landlord’s economic performance; and the design of the leasing arrangement that ultimately gave us the majority of the benefit from the use of Landlord’s assets. We elected the fair value option available under ASC Topic 825 on the $4.0 million investment made by Seneca Holdco and the associated put and call options. Changes in the fair value after the date of the transaction were recorded in earnings. Those assets were owned by and those liabilities were obligations of Landlord, which we consolidated as the primary beneficiary. On January 24, 2012, we acquired the Seneca Facility pursuant to the exercise of its option under the Put/Call Agreement. See “Note 5 – Acquisitions and Equity Transactions” to our consolidated financial statements for a description of the acquisition.
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
Valuation of Preferred Stock Embedded Derivatives. In connection with our IPO on January 24, 2012, we gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Class A common stock and 2,999,493 shares of Series B Preferred Stock with a $75.0 million aggregate liquidation preference and cumulative dividends of 4.5% per annum. No shares of Series A Preferred Stock remain outstanding after the IPO.

Results of Operations
Fiscal year ended December 31, 2013 and December 31, 2012
Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2013	2012
Revenues
Biodiesel	$1,207,618	$1,006,471
Biodiesel government incentives	290,393	8,326
Total biodiesel	1,498,011	1,014,797
Services	127	237
Total	1,498,138	1,015,034
Costs of goods sold
Biodiesel	1,258,549	956,448
Services	156	263
Total	1,258,705	956,711
Gross profit	239,433	58,323
Selling, general and administrative expenses	46,123	42,422
Income from operations	193,310	15,901
Other income (expense), net	(2,009)	7,812
Income tax expense	(4,935)	(1,454)
Net income attributable to REG	186,366	22,259
Effects of recapitalization	—	39,107
Accretion of preferred stock to redemption value	—	(1,808)
Change in undistributed dividends allocated to preferred stockholders	—	(823)
Distributed dividends to preferred stockholders	(2,055)	(3,156)
Effects of participating preferred stock	(16,272)	(8,952)
Effects of participating share-based awards	(2,785)	(3,145)
Net income (loss) attributable to the Company’s common stockholders	$165,254	$43,482
Revenues. Our total revenues increased $483.1 million, or 48%, to $1,498.1 million for the year ended December 31, 2013, from $1,015.0 million for the year ended December 31, 2012. This increase was primarily due to an increase in gallons sold and the reinstatement of the blenders tax credit that was signed into law on January 2, 2013:
Biodiesel. Biodiesel revenues including government incentives increased $483.2 million, or 48%, to $1,498.0 million during the year ended December 31, 2013, from $1,014.8 million for the year ended December 31, 2012. This increase in biodiesel revenues was due to an increase in gallons sold and $282.1 million increase in biodiesel government incentives from 2012 to 2013. Of these increases, $57.7 million was a net benefit reflecting the retroactive application of the blenders tax credit for 2012. The increase in gallons sold reflects increased throughput across our production facilities due to upgrades to our existing facilities and the addition of REG New Boston and REG Mason City. Due to lower RIN and energy prices in 2013, our average B100 sales price per gallon decreased $0.02, or 1%, to $4.58 during the year ended December 31, 2013, compared to $4.60 during the year ended December 31, 2012. The decrease in average sales price from 2012 to 2013 contributed to a $3.8 million revenue decrease when applied to the number of gallons sold during 2012. Gallons sold increased 70.2 million, or 37%, to 258.6 million during the year ended December 31, 2013, compared to 188.4 million during the year ended December 31, 2012. The increase in gallons for the year ended December 31, 2013 accounted for a revenue increase of $322.9 million using 2013 average sales pricing. Sales of separated RIN inventory were $143.5 million and $61.6 million for the years ending December 31, 2013 and 2012, respectively.
Services. Services revenues decreased from the prior year. Service revenues were $0.1 million and $0.2 million for the year ended December 31, 2013 and 2012.

Costs of goods sold. Our costs of goods sold increased $302.0 million, or 32%, to $1,258.7 million for the year ended December 31, 2013, from $956.7 million for the year ended December 31, 2012. Costs of goods sold as a percentage of revenues were 84% and 94% for the years ended December 31, 2013 and 2012, respectively. The decrease in costs of goods sold as a percentage of revenues in 2013 was primarily due to higher revenues per gallon from reinstatement of the blenders tax credit and lower feed stock costs:
Biodiesel. Biodiesel costs of goods sold increased $302.1 million, or 32%, to $1,258.5 million for the year ended December 31, 2013, compared to $956.4 million for the year ended December 31, 2012. The increase in biodiesel costs of goods sold is primarily the result of the additional gallons sold in the 2013 period partially offset by slightly lower feedstock prices in 2013 as compared to 2012. Average lower cost feedstocks prices for the year ended December 31, 2013 was $0.39 per pound, compared to $0.43 per pound for the year ended December 31, 2012. Soybean oil costs for the year ended December 31, 2013 was $0.45 per pound in comparison to $0.55 per pound for the year ended December 31, 2012. We had losses of $5.7 million from risk management trading activity for the year ended December 31, 2013, compared to losses of $4.6 million from risk management trading for the year ended December 31, 2012, respectively. Biodiesel costs of goods sold as a percentage of revenues were 84% and 94% for the years ended December 31, 2013 and 2012, respectively. The decrease in biodiesel cost of goods sold as a percentage of revenues in 2013 was primarily due to revenues from the reinstated blenders tax credit and higher biodiesel prices as well as declining feedstock prices when compared to 2012. In addition, the decrease in the value of RINs during 2013 resulted in a $2.9 million write-down to lower of cost or market on RIN inventory held throughout the year compared to a write-down of $19.6 million during 2012. Costs of goods sold for separated RIN inventory sales were $144.0 million and $83.1 million for the years ending December 31, 2013 and 2012, respectively.
Services. Costs of services decreased $0.1 million to $0.2 million for the year ended December 31, 2013, from $0.3 million for the year ended December 31, 2012.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $46.1 million for the year ended December 31, 2013, compared to $42.4 million for the year ended December 31, 2012. SG&A expenses increased $3.7 million, or 9%, for the year ended December 31, 2013. We incurred a $1.7 million increase in professional fee expense, a $1.3 million increase in meeting and travel, $0.4 million increase in depreciation expense and an increase of $0.6 million related to computer expenses. This increase was offset by a $0.3 million decrease in the provision for bad debt expense and a decrease of $1.7 million in wages and benefits expense, which is mostly made up of a decrease in non-cash stock compensation expense of $7.7 million and an increase of $4.3 million in expense related to the annual incentive plan based upon achievement of certain operating and financial results for the respective years.
Other income (expense), net. Other expense was $2.0 million for the year ended December 31, 2013 compared to other income of $7.8 million for the year ended December 31, 2012. Other income is primarily comprised of the changes in fair value of the Series A Preferred Stock conversion feature embedded derivative, changes in fair value of Seneca Holdco liability, interest expense, interest income and the other non-operating items. The change in fair value of the Series A Preferred Stock conversion feature embedded derivative resulted in $12.0 million of income for the year ended December 31, 2012. The change in fair value of the Seneca Holdco liability was $0.3 million of revenue for the year ended December 31, 2012. Interest expense decreased $2.3 million to $2.4 million for the year ended December 31, 2013, from $4.7 million for the year ended December 31, 2012. This decrease was primarily attributable to a decrease in in term debt.
Income tax expense. There was income tax expense recorded during the year ended December 31, 2013 of $4.9 million, compared to an income tax expense of $1.5 million for the year ended December 31, 2012. At December 31, 2013 and 2012, we had net deferred income tax assets of approximately $70.5 million and $3.5 million, respectively, with a valuation allowance of $76.9 million and $0 million, respectively, partially offset by an accrued liability of $1.9 million for both periods related to uncertain tax benefits. As a result, our effective tax rate was 2.7% and 6.1% for the years ended December 31, 2013 and 2012, respectively. We have an income tax receivable of $2.2 million and $4.7 million as of December 31, 2013 and 2012, respectively.
Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $39.1 million. To account for the exchange of Series A Preferred Stock for the newly issued Series B Preferred Stock and common stock, we compared the fair value of the Series B Preferred Stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and common stock that was issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.
Preferred stock accretion. There was no preferred stock accretion during the year ended December 31, 2013, compared to $1.8 million for the year ended December 31, 2012 associated with the Series A Preferred Stock that was terminated upon completion of the IPO. During January 2012, as part of our IPO and the conversion of the Series A Preferred Stock to Series B

Preferred Stock, the accretion of the Series A Preferred Stock was terminated and we determined that no accretion was deemed necessary on the newly issued Series B Preferred Stock. See “Note 4 – Redeemable Preferred Stock” in our consolidated financial statements for a description of the transaction.
Change in undistributed dividends. Undistributed preferred stock dividends were $0 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. During January 2012, the Series A Preferred Stock converted to Series B Preferred Stock as part of our IPO. All previous undistributed dividends were cancelled as part of the conversion. The new Series B Preferred Stock agreement requires us to pay dividends on a semi-annual basis.
Distributed dividends. Distributed preferred stock dividends were $2.1 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. Based upon the terms of the Series B Preferred Stockholders, we are required to pay dividends to stockholders on a semi-annual basis. The dividends were paid in June and December of 2013 and 2012.
Effects of participating preferred stock. Effects of participating preferred stock was $16.3 and $9.0 million for the years ended December 31, 2013 and 2012, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $2.8 and $3.1 million for the years ended December 31, 2013 and 2012, respectively.
Fiscal year ended December 31, 2012 and December 31, 2011
Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Twelve Months Ended December 31,
	2012	2011
Revenues
Biodiesel	$1,006,471	$757,987
Biodiesel government incentives	8,326	65,822
Total biodiesel	1,014,797	823,809
Services	237	222
Total	1,015,034	824,031
Costs of goods sold
Biodiesel	956,448	696,622
Services	263	198
Total	956,711	696,820
Gross profit	58,323	127,211
Selling, general and administrative expenses	42,422	34,479
Income from operations	15,901	92,732
Other income (expense), net	7,812	(1,323)
Income tax expense	(1,454)	(2,982)
Income from equity investments	—	442
Net income attributable to REG	22,259	88,869
Effects of recapitalization	39,107	—
Accretion of preferred stock to redemption value	(1,808)	(25,343)
Change in undistributed dividends allocated to preferred stockholders	(823)	(12,723)
Distributed dividends to preferred stockholders	(3,156)	—
Effects of participating preferred stock	(8,952)	(4,186)
Effects of participating share-based awards	(3,145)	(3,864)
Net income attributable to the Company’s common stockholders	$43,482	$42,753
Revenues. Our total revenues increased $191.0 million, or 23%, to $1,015.0 million for the year ended December 31, 2012, from $824.0 million for the year ended December 31, 2011. This increase was primarily due to an increase in gallons sold as follows:

Biodiesel. Biodiesel revenues including government incentives increased $191.0 million, or 23%, to $1,014.8 million during the year ended December 31, 2012, from $823.8 million for the year ended December 31, 2011. This increase in biodiesel revenues was due to an increase in gallons sold. Due to lower RIN and energy prices in 2012, our average B100 sales price per gallons decreased $0.63, or 12%, to $4.60 during the year ended December 31, 2012, compared to $5.23 during the year ended December 31, 2011. The decrease in average sales price from 2011 to 2012 contributed to a $90.8 million revenue decrease when applied to the number of gallons sold during 2011. Gallons sold, excluding tolled gallons, increased 44.2 million, or 31%, to 188.4 million during the year ended December 31, 2012, compared to 144.2 million during the year ended December 31, 2011. The increase in gallons for the year ended December 31, 2012 accounted for a revenue increase of $203.3 million using pricing for the year 2012. We did not toll manufacture any gallons in 2012 for others, compared to 2011 when we tolled 5.6 million gallons at the REG Houston facility. This increase in gallons sold reflects increased production capacity at our Seneca facility and the Albert Lea facility. The $57.5 million decrease in biodiesel government incentives for the year ended December 31, 2012 was due to blenders tax credit expiring on December 31, 2011. The credit was reinstated on January 2, 2013 retroactively for 2012 through December 31, 2013.
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
Income tax expense. There was income tax expense recorded during the year ended December 31, 2012 of $1.5 million, compared to an income tax expense of $3.0 million for the year ended December 31, 2011. During 2010, deferred tax liabilities were recorded as a result of the Blackhawk Merger and CIE Asset Acquisition. As the deferred tax liabilities were recorded, the resulting decrease in net deferred tax assets required a lower valuation allowance. The release of the associated valuation allowance recorded after finalization of the Blackhawk and CIE purchase accounting transactions resulted in an income tax benefit for the year ended December 31, 2010. During the third quarter 2011, we revised our forecasted taxable income for year end and projected we would incur an income tax liability for the twelve-months ending December 31, 2011. The forecasted income tax liability results from a significant increase in taxable income, as well as, limitations on our ability to utilize our entire carry-forward net operating losses in 2011. At December 31, 2012, we had net deferred income tax assets of approximately $3.5 million with no valuation allowance, partially offset by an accrued liability of $1.9 million for uncertain tax benefits. We have an income tax receivable of $4.7 million as of December 31, 2012.
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
Effects of Recapitalization. In January 2012, we completed an initial public offering of our common stock. Due to the IPO, we recorded the effects from recapitalization of $39.1 million. To account for the exchange of Series A Preferred Stock for the newly issued Series B Preferred Stock and common stock, we compared the fair value of the Series B Preferred Stock and common shares issued to the carrying amount of the Series A preferred shares that were redeemed. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and common stock that was issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders.
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
Liquidity and Capital Resources
Sources of liquidity. Since inception, a significant portion of our operations have been financed through the sale of our capital stock. From August 1, 2006 through December 31, 2013, we received cash proceeds of $201.0 million from sales of preferred stock and sales of common stock. At December 31, 2013 and 2012, we had cash and cash equivalents of $153.2 million and $66.8 million, respectively. At December 31, 2013, we had total assets of $740.9 million, compared to total assets of $495.8 million at December 31, 2012. At December 31, 2013, we had term debt of $34.2 million, compared to term debt of $37.0 million at December 31, 2012.

Our term borrowings (in millions) are as follows:

	December 31,
	2013	2012
REG Danville term loan	$5.6	$10.1
REG Newton term loan	18.1	21.2
REG Mason City term loan	5.1	—
Other	1.4	1.4
Total notes payable	$30.2	$32.7
Bell, LLC promissory note	$4.0	$4.3
Our revolving borrowings (in millions) are as follows:

	December 31,
	2013	2012
Revolving lines of credit	$11.0	$—
REG Danville, LLC
On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank, or the Fifth Third Loan. The renewed Fifth Third Loan had a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of REG Danville's Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The Excess Cash Flow payment for December 31, 2013 and 2012 was $1.4 million, respectively. As of December 31, 2013, there was $5.6 million outstanding under the Fifth Third Loan.
On March 4, 2013, REG Danville entered into the First Amendment to the Amended and Restated Loan Agreement, or the First Amendment, with Fifth Third Loan. The First Amendment includes changes to the debt covenants upon us executing a tax sharing agreement with REG Danville. The tax sharing agreement provides that REG Danville will share the liability for income taxes via an allocation based upon a separate-return approach. Although we are not directly compensated for the use of carry-forward attributes, the tax sharing agreement allows each affiliate to benefit from net operating losses and tax credits that each generates.
On January 28, 2014, REG Danville received approval from Fifth Third Bank of extending the maturity date of its debt to November 3, 2015 based on meeting requirements of cumulative principal payments of $6.4 million towards the debt.
REG Newton, LLC
On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. This amount is secured by our Newton facility. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) 2%. Beginning on October 1, 2011, monthly principal payments of approximately $120,000 and accrued interest was due based on a 12-year amortization period.
On December 4, 2013, REG Newton, LLC entered into an Amended and Restated Master Loan Agreement, effective December 1, 2013, with AgStar Financial Services, PCA (Agstar) which replaced the existing Master Loan Agreement, dated March 8, 2010. The Amended and Restated Agreement extends the maturity of the existing term loan by five years until December 1, 2018 and increases the term loan by $5.0 million.The REG Newton term debt is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR plus 400 basis points. REG Newton is required to make principal and interest payments of approximately $0.3 million. The loan agreement requires REG Newton to make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, up to $0.5 million in maintenance capital expenditure and allowed distributions.There were no required excess cash flow payments for 2013 or 2012. As of December 31, 2013, there was $18.1 million of principal outstanding under the term loan.
REG Marketing & Logistics Group, LLC & REG Services Group, LLC
In December 2011, we entered into a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $40.0 million, based on eligible inventory, accounts receivable and blenders credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2013, our additional availability under the Wells Fargo revolver was $20.0 million. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Our available borrowing capacity under the Wells Fargo Revolver was $28.0 million and amounts outstanding were $11.0 million as of December 31, 2013.
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
The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $4 million. The Wells Fargo Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of REG Albert Lea, LLC, REG Houston, LLC, and REG New Boston, LLC, subject to a $25 million limitation.
Bell, LLC
We have 50% ownership in Bell, LLC, a VIE joint venture that owns and leases to us its corporate office building located in Ames, Iowa. Commencing January 1, 2011, we have the right to execute a call option with the joint venture member, Dayton Park, LLC, to purchase Bell, LLC; therefore, we determined it was the primary beneficiary of Bell, LLC and consolidated Bell, LLC into our financial statements. We are the primary beneficiary due to its ownership interest and as a result of having an exercisable call option that allows us to direct the activities that most significantly impact Bell, LLC’s economic performance and gives us the majority of the benefit from the use of Bell, LLC’s assets. Through consolidation of Bell, LLC on January 1, 2011, we recorded an outstanding promissory note balance of $4.8 million. Bell, LLC makes monthly principal payments of approximately $0.02 million plus interest. The note bears interest at a rate of 3.50% per annum and the note matures January 14, 2018. The note is secured by a mortgage interest in the office building and has an outstanding balance of $4.0 million at December 31, 2013.
REG Mason City, LLC
On July 30, 2013, REG Mason City entered into an agreement with Soy Energy, or Soy Energy Loan. The Soy Energy Loan has a six-year term and is secured by our Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $92,000 starting in April 2014. Interest is based on a fixed rate of 5%. The loan agreement contains a covenant that restricts REG Mason City's ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. The Soy Energy Loan requires annual excess cash flow payments beginning on December 31, 2013. REG Mason City must pay Soy Energy a principal payment in the amount equal to 50% of its excess cash flow. As of December 31, 2013, the balance on the loan was $5.1 million.
REG Ralston, LLC

In September 2009, we entered into an extended payment terms agreement with West Central to provide up to $3.0 million in outstanding payables for up to 45 days. Both of these agreements provided additional working capital resources to us. As of December 31, 2013, we had $0.6 million outstanding under the West Central agreement.
We and our subsidiaries were in compliance with all restrictive financial covenants associated with the borrowings.
Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Net cash flows provided from operating activities	$139,645	$44,619	$51,194
Net cash flows used in investing activities	(54,389)	(14,546)	(2,120)
Net cash flows provided from (used in) financing activities	1,186	3,137	(19,758)
Net change in cash and cash equivalents	86,442	33,210	29,316
Cash and cash equivalents, end of period	$153,227	$66,785	$33,575
Operating activities. Net cash provided from operating activities was $139.6 million for the year ended December 31, 2013. For 2013, net income was $186.4 million, which includes depreciation and amortization expense of $9.2 million, stock compensation expense of $5.4 million and an increase in expense for deferred taxes of $9.9 million. We also used $72.4 million to fund net working capital requirements, consisting of a $40.6 million increase in inventory, $64.5 million increase in accounts receivable, a $10.0 million increase in prepaid expenses and a increase in deferred revenues of $15.5 million, which was partially offset by a $27.2 million increase in accounts payable and accruals.
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
Investing activities. Net cash used in investing activities for the year ended December 31, 2013 was $54.4 million, consisting of net cash used to pay for facility construction of $39.1 million for upgrades at REG Albert Lea, REG New Boston, REG Mason City and REG Seneca. We also used cash to pay for an acquisition of Soy Energy, LLC in the amount of $10.9 million and $4.7 million for other investments.
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
Financing activities. Net cash provided from financing activities for the year ended December 31, 2013 was $1.2 million. We paid $0.3 million related to the net exercise of certain restricted stock units, $1.3 million for the payment of preferred stock dividends and $0.2 million for debt issuance cost. We drew $11.0 million on our line of credit, borrowed $3.0 million of term debt and paid down $11.0 million of term debt.

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
Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and one non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $145 to $160 million in the aggregate, excluding working capital requirements, may be invested before these plants would be able to commence production. These facilities would add an expected 150 mmgy. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, our Mason City facility and our Seneca facility. We completed capital projects related to these facility upgrades of approximately $22 million, $4 million, $1 million and $5 million, respectively, in 2013. We also plan to undertake an additional $20 million upgrade at our Mason City facility along with various facility upgrades at our existing facilities to further expand processing capabilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Series B Preferred Stock
In connection with the recapitalization of our capital stock, we issued an aggregate of three million shares of Series B Preferred Stock to former holders of our Series A Preferred Stock. Holders of our Series B Preferred Stock are entitled to receive cumulative dividends semi-annually in arrears on June 30 and December 30 of each year at an annual rate of $1.125 per share. We may, at our option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date; however, we may only defer two such dividend payments and may not defer consecutive dividend payments. We may pay any dividend in cash, by delivering shares of Common Stock, or through any combination of cash and shares of Common Stock. If we elect to make any such payment by delivering shares of Common Stock, those shares will be valued at the average of the daily volume weighted average price of the Common Stock on each of the ten consecutive trading days ending on the trading day immediately preceding the record date for that dividend. During 2013, we paid our June 30 and December 30 dividend payments which totaled $1.3 million.
During 2013, there were 2,851,793 shares of Series B Preferred Stock converted to 5,763,508 shares of common stock. The amount of Series B Preferred Stock outstanding was 143,313 shares at December 31, 2013.
On June 30, 2015, each holder of our Series B Preferred Stock may require us to redeem their shares of Series B Preferred Stock at a price per share equal to $25 per share plus any accumulated and unpaid dividends. As of the date of this filing, the amount of this potential obligation would be approximately $3.6 million.
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$39,412	$8,740	$18,491	$12,181	$—
Operating Lease Obligations (2)	76,788	11,948	26,596	15,402	22,842
Purchase Obligations (3)	44,625	44,475	150	—	—
Other Long-Term Liabilities (4)	2,061	40	121	—	—
	$162,886	$65,203	$45,358	$27,583	$22,842

(1)	See footnotes to the financial statements for additional detail. Includes fixed interest associated with these obligations.

(2)	Operating lease obligations consist of terminals, rail cars, vehicles and ground leases.

(3)	Purchase obligations for our production facilities and partially completed facilities.

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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Year ended December 31,					Year ended December 31,
(In thousands)	1Q-2013	2Q-2013	3Q-2013	4Q-2013	2013	1Q-2012	2Q-2012	3Q-2012	4Q-2012	2012
Net income (loss)	$46,403	$23,130	$86,703	$30,130	$186,366	$14,017	$14,433	$(6,040)	$(151)	$22,259
Adjustments:
Income tax (benefit) expense	30,189	15,314	(42,051)	1,483	4,935	1,363	4,471	(2,165)	(2,215)	1,454
Interest expense	576	604	577	640	2,397	1,053	1,059	1,150	1,417	4,679
Other income (expense), net	(117)	(93)	(66)	(112)	(388)	(37)	(28)	(56)	(46)	(167)
Change in fair value of Seneca Holdco liability	—	—	—	—	—	(349)	—	—	—	(349)
Change in fair value of preferred stock conversion feature embedded derivatives	—	—	—	—	—	(11,975)	—	—	—	(11,975)
Stock issued for glycerin agreement termination	—	—	—	—	—	1,898	—	—	—	1,898
Straight-line lease expense	(159)	(162)	(163)	(162)	(646)	(102)	(104)	(31)	(51)	(288)
Depreciation	2,080	2,296	2,598	2,731	9,705	2,026	2,069	2,097	1,832	8,024
Amortization	(199)	(191)	(181)	(181)	(752)	(139)	(206)	(208)	(200)	(753)
Non-recurring business interruption (1)	(863)	—	—	—	(863)	—	—	—	863	863
Blenders tax credit (2)	(57,372)	(373)	—	—	(57,745)	10,448	16,625	18,912	11,760	57,745
Non-cash stock compensation	1,356	1,029	1,484	1,547	5,416	4,964	4,758	2,965	432	13,119
Adjusted EBITDA	$21,894	$41,554	$48,901	$36,076	$148,425	$23,167	$43,077	$16,624	$13,641	$96,509

(1)
We incurred a non-recurring business interruption charge at one of our production facilities in November 2012; we reflected the gain contingency in our operating performance of 2012 having received the corresponding insurance proceeds in February 2013, thus excluding it from first quarter 2013 adjusted EBITDA.

(2)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel blenders tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quester 2013, but because this credit relates to the operating performance and results of 2012, it is excluded from 2013 adjusted EBITDA and allocated to the 2012 periods based upon gallons sold. Excluding the $57.7 million federal biodiesel blenders tax credit from the 2012 year results in adjusted EBITDA of $38.8 million for 2012.

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

•	stock-based compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements affecting us, refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

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
Commodity Price Risk
Over the period from January 2010 through December 2013, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.82 per gallon in February 2010, with prices averaging $2.59 per gallon during this period. Over the period from January 2010 through December 2013, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.5977 per pound in April 2011 to a low of $0.3584 per pound in July 2010, with closing sales prices averaging $0.4883 per pound during this period. Over the period from January 2010 through December 2013, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.2325 per pound in February 2010, with sales prices averaging $0.3850 per pound during this period. Over the period from July 2010 through December 2013, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.21 in November 2013, with sales prices averaging $1.07 during this period.
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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2013. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biodiesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2013 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	258.6	gallons	10%	$120.8	50.1%
Lower Cost Feedstocks	1,564.1	pounds	10%	$60.8	25.2%
Soybean Oil	327.4	pounds	10%	$15.7	6.5%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of heating oil would have a negative effect on the fair value of these instruments of $8.1 million. A 10% adverse change in the price of soybean oil would have a negative effect on the fair value of these instruments of $0.5 million.
Interest Rate Risk
We are subject to interest rate risk in connection with our $1.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.09% for the last week of December 2013. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Danville’s $5.6 million term debt financing which was renewed on November 3, 2011 according to the Amended and Restated Loan Agreement with Fifth Third Bank. The renewed term loan has a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at December 31, 2013 at 5.17%.
REG Danville entered into an interest rate swap agreement in connection with the aforementioned term loan in December 23, 2011 to be effective January 1, 2012. The swap agreement effectively fixes the variable component of the interest rate at 0.92% on a notional amount of approximately $3.3 million of REG Danville’s term loan through July 2015. The fair value of the interest rate swap agreement was $0.1 million and $0.1 million at December 31, 2013 and 2012, respectively, and is recorded in the other noncurrent liabilities. The interest rate swap agreement is not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in the interest rate swap agreement are recognized in the statement of operations as a change in the fair value of interest rate swap agreement. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest.
REG Newton is subject to interest rate risk relating to its $18.1 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at December 31, 2013 of 4.17%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $11.0 million borrowed and outstanding at December 31, 2013. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 3.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of December 31, 2013 (effective rate at December 31, 2013 of 3.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
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
416 S. Bell Ave
Ames, Iowa
We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 28, 2014

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,227	$66,785
Accounts receivable, net (includes amounts owed by related parties of $426 and $771, respectively)	82,911	18,768
Inventories	85,814	45,206
Deferred income taxes	—	2,512
Prepaid expenses and other assets	25,568	15,812
Total current assets	347,520	149,083
Property, plant and equipment, net	286,044	242,885
Property, plant and equipment, net—variable interest entities	5,180	5,405
Goodwill	84,864	84,864
Intangible assets, net	4,867	4,609
Deferred income taxes	—	969
Investments	7,351	2,618
Other assets (includes amounts owed by related party of $35 and $692, respectively)	5,029	5,351
TOTAL ASSETS	$740,855	$495,784
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$10,986	$—
Current maturities of notes payable	6,729	4,955
Current maturities of notes payable—variable interest entities	300	283
Accounts payable (includes amounts owed to related parties of $552 and $2,950, respectively)	48,727	28,131
Accrued expenses and other liabilities	12,305	6,475
Deferred income taxes	3,687	—
Deferred revenue	15,503	—
Total current liabilities	98,237	39,844
Unfavorable lease obligation	7,905	9,035
Deferred income taxes	2,691	—
Notes payable	23,422	27,776
Notes payable—variable interest entities	3,729	4,030
Other liabilities	6,838	7,292
Total liabilities	142,822	87,977
COMMITMENTS AND CONTINGENCIES (NOTE 21)
Series B Preferred Stock ($.0001 par value; 3,000,000 shares authorized; 143,313 and 2,995,106 shares outstanding, redemption amount $3,583 and $74,878, respectively)	3,963	83,043
EQUITY:
Company stockholders’ equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 36,506,221 and 30,559,935 shares outstanding, respectively)	4	3
Common stock—additional paid-in-capital	359,671	273,989
Warrants—additional paid-in-capital	147	147
Retained earnings	238,134	53,823
Treasury stock (530,898 and 462,985 shares, respectively)	(3,886)	(3,198)
Total equity	594,070	324,764
TOTAL LIABILITIES AND EQUITY	$740,855	$495,784
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2013	2012	2011
REVENUES:
Biodiesel sales	$1,207,618	$1,006,465	$752,826
Biodiesel sales—related parties	—	6	5,161
Biodiesel government incentives	290,393	8,326	65,822
	1,498,011	1,014,797	823,809
Services	127	237	222
	1,498,138	1,015,034	824,031
COSTS OF GOODS SOLD:
Biodiesel	1,209,191	902,084	433,060
Biodiesel—related parties	49,358	54,364	263,562
Services	156	263	198
	1,258,705	956,711	696,820
GROSS PROFIT	239,433	58,323	127,211
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $37, $158, and $1,505, respectively)	46,123	42,422	34,479
INCOME FROM OPERATIONS	193,310	15,901	92,732
OTHER INCOME (EXPENSE), NET:
Change in fair value of preferred stock conversion feature embedded derivatives	—	11,975	7,939
Change in fair value of Seneca Holdco liability	—	349	(2,097)
Other income	388	167	930
Interest expense (includes related party amounts of $30, $32, and $761, respectively)	(2,397)	(4,679)	(8,095)
	(2,009)	7,812	(1,323)
INCOME BEFORE INCOME TAXES AND INCOME FROM EQUITY INVESTMENTS	191,301	23,713	91,409
INCOME TAX EXPENSE	(4,935)	(1,454)	(2,982)
INCOME FROM EQUITY INVESTMENTS	—	—	442
NET INCOME	186,366	22,259	88,869
EFFECTS OF RECAPITALIZATION	—	39,107	—
LESS—ACCRETION OF SERIES A PREFERRED STOCK TO REDEMPTION VALUE	—	(1,808)	(25,343)
LESS—CHANGES IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	—	(823)	(12,723)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	(2,055)	(3,156)	—
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(16,272)	(8,952)	(4,186)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(2,785)	(3,145)	(3,864)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$165,254	$43,482	$42,753
Net income per share attributable to common stockholders:
Basic	$5.00	$1.53	$3.14
Diluted	$5.00	$0.27	$3.14
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	33,045,164	28,381,676	13,607,840
Diluted	33,052,879	34,340,466	13,607,840

See notes to consolidated financial statements

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity
			Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock- Additional Paid-in Capital	Warrants- Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
BALANCE, January 1, 2011	13,455,522	$122,436	—	$—	13,251,264	$1	$82,636	$4,820	$(52,341)	$—	$35,116
Issuance of common stock in acquisitions	—	—	—	—	673,544	—	16,350	—	—	—	16,350
Stock compensation expense	—	—	—	—	—	—	5,934	—	—	—	5,934
Warrants exercised	—	—	—	—	8,383	—	128	(80)	—	—	48
Warrants expired	—	—	—	—	—	—	1,042	(1,042)	—	—	—
Conversion of restricted stock issuance	—	—	—	—	50,000	—	—	—	—	—	—
Purchase of treasury stock related to restricted stock unit conversion	—	—	—	—	(21,036)	—	—	—	—	(398)	(398)
Accretion of preferred stock to redemption value	—	25,343	—	—	—	—	(25,343)	—	—	—	(25,343)
Net income	—	—	—	—	—	—	—	—	88,869	—	88,869
BALANCE, December 31, 2011	13,455,522	147,779	—	—	13,962,155	1	80,747	3,698	36,528	(398)	120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	111,795	(3,551)	—	—	108,245
Issuance of common stock in initial public offering, net of issuance cost of $8,892	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	59,919
Issuance of common stock	—	—	—	—	318,501	—	3,958	—	—	—	3,958
Issuance of common stock in acquisition	—	—	900,000	—	—	—	4,329	—	—	—	4,329
Conversion of Class A common stock to common stock	—	—	21,598,408	2	(21,598,408)	(2)	—	—	—	—	—
Conversion of Series B preferred stock to common stock	(4,387)	(122)	8,957	—	—	—	123	—	(1)	—	122
Conversion of restricted stock units to common stock (net of 441,949 shares of treasury stock purchased)	—	—	852,570	—	—	—	—	—	—	(2,800)	(2,800)
Stock compensation expense	—	—	—	—	—	—	13,119	—	—	—	13,119
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	—	(1,808)	—	(1,808)
Series B preferred stock dividends paid	—	—	—	—	—	—	—	—	(3,155)	—	(3,155)
Net income	—	—	—	—	—	—	—	—	22,259	—	22,259
BALANCE, December 31, 2012	2,995,106	$83,043	30,559,935	3	—	—	273,989	147	53,823	(3,198)	324,764
Issuance of common stock	—	—	58,501	—	—	—	423	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(2,851,793)	(79,080)	5,763,508	1	—	—	79,843	—	—	—	79,844
Conversion of restricted stock units to common stock (net of 67,913 shares of treasury stock purchased)	—	—	124,277	—	—	—	—	—	—	(688)	(688)
Stock compensation expense	—	—	—	—	—	—	5,416	—	—	—	5,416
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	—	(2,055)	—	(2,055)
Net income	—	—	—	—	—	—	—	—	186,366	—	186,366
BALANCE, December 31, 2013	143,313	$3,963	36,506,221	$4	—	$—	$359,671	$147	$238,134	$(3,886)	$594,070
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$186,366	$22,259	$88,869
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	9,705	8,024	7,184
Amortization expense of assets and liabilities, net	(463)	(103)	2,291
Loss on disposal of property, plant and equipment	815	—	—
Provision for doubtful accounts	309	563	1,389
Stock compensation expense	5,416	13,119	5,934
(Income) from equity method investees	—	—	(442)
Deferred tax expense (benefit)	9,859	2,986	(4,967)
Change in fair value of preferred stock conversion feature embedded derivatives	—	(11,975)	(7,939)
Change in fair value of Seneca Holdco liability	—	(249)	1,497
Premium paid for Seneca Landlord investment	—	(7,063)	—
Expense settled with stock issuance	—	1,898	—
Forgiveness of note payable	—	—	(86)
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(64,460)	32,014	(35,421)
Inventories	(40,608)	(3,096)	(13,047)
Prepaid expenses and other assets	(9,984)	(394)	(11,951)
Accounts payable	22,386	(4,002)	14,153
Accrued expenses and other liabilities	4,801	(2,614)	6,321
Deferred revenue	15,503	(6,748)	(2,591)
Net cash flows provided from operating activities	139,645	44,619	51,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property, plant and equipment	(39,053)	(12,654)	(4,806)
Cash proceeds from involuntary disposal of fixed assets	330	—	—
Change in restricted cash	—	(64)	2,664
Cash paid for investments	(4,733)	(37)	—
Consolidation of Bell, LLC	—	—	22
Cash paid for acquisitions	(10,933)	(1,791)	—
Net cash flows used in investing activities	(54,389)	(14,546)	(2,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,538,615	1,331,557	40,564
Repayments on line of credit	(1,527,629)	(1,335,592)	(46,079)
Cash received for issuance of note payable	3,000	—	10,000
Cash paid on notes payable	(10,999)	(44,509)	(20,695)
Cash paid for debt issuance costs	(203)	(138)	(1,443)
Repayment of investment in Seneca Landlord	—	(4,000)	—
Cash received from initial public offering	—	63,747	—
Cash paid for issuance of common stock and preferred stock	(25)	(1,699)	(2,153)
Cash received upon exercise of warrant	—	—	48
Cash paid for treasury stock	(282)	(3,074)	—
Cash paid for preferred stock dividends	(1,291)	(3,155)	—
Net cash flows provided from (used in) financing activities	1,186	3,137	(19,758)
NET CHANGE IN CASH AND CASH EQUIVALENTS	86,442	33,210	29,316
CASH AND CASH EQUIVALENTS, Beginning of period	66,785	33,575	4,259
CASH AND CASH EQUIVALENTS, End of period	$153,227	$66,785	$33,575

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$(7,475)	$3,537	$(7,172)
Cash paid for interest	$2,336	$3,984	$5,418
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization		$39,107
Accretion of preferred stock to redemption value		$1,808	$25,343
Common stock repurchased included in accrued expenses and other liabilities	$529	$124	$398
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$2,037	$3,884	$898
Debt issuance costs	$16	$48	$85
Equity issuance costs	$89		$999
Incentive common stock liability for supply agreement	$583	$423	$1,469
Removal of equity method investee as a result of consolidation			$1,613
Issuance of common stock per exercise of Seneca Landlord put/call option		$591
Issuance of common stock for dividends	$764	$1
In-kind contribution through acquisition		$1,336
Issuance of note payable for acquisition	$5,135

See "Note 5 - Acquisitions and Equity Transactions" for noncash items related to company acquisitions

See "Note 6 - Variable Interest Entities" for noncash items related to the consolidation of Bell, LLC

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2013, 2012 and 2011
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company") is a leading North American biodiesel producer with a nationwide distribution and logistics system. The Company participates in each aspect of biodiesel production, from acquiring feedstock, managing construction and operating biodiesel production facilities, to marketing, selling and distributing biodiesel and its co-products.
The Company operates a network of eight operating biodiesel production facilities with aggregate nameplate production capacity of 257 million gallons per year, or mmgy. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company also has three partially constructed production facilities and one non-operational production facility. In 2007, the Company commenced construction of two 60 mmgy production facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biodiesel industry and the credit markets. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. In September 2010, the Company acquired a 15 mmgy production facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, the Company completed our acquisition of Bulldog Biodiesel, LLC, a 15 mmgy production facility near Atlanta, Georgia, that was non-operational at the time the Company purchased it and will remain idled until certain repairs or upgrades are made. The Company will need to raise additional capital to complete construction of these plants and fund working capital requirements. It is uncertain when or if financing will be available.
The biodiesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal blenders tax credit expired on December 31, 2013 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which it controls. All significant intercompany balances and transactions have been eliminated for consolidated reporting purposes.
Cash and Cash Equivalents
Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Activity regarding the allowance for doubtful accounts was as follows:

Balance, January 1, 2011	$316
Amount charged to selling, general and administrative expenses	1,389
Charge-offs, net of recovery	(270)
Balance, December 31, 2011	1,435
Amount charged to selling, general and administrative expenses	563
Charge-offs, net of recovery	(26)
Balance, December 31, 2012	1,972
Amount charged to selling, general and administrative expenses	309
Charge-offs, net of recovery	(157)
Balance, December 31, 2013	$2,124
Inventories
Inventories are valued at the lower of cost or market. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2013 and 2012. Cost is determined based on the first-in, first-out method.
Renewable Identification Numbers (RINs)
When the Company produces and sells a gallon of biodiesel, 1.5 RINs per gallon are generated. RINs are used to track compliance with Renewable Fuel Standards (RFS2). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biodiesel. When the Company sells a gallon of biodiesel, 1.5 RINs are generally attached. As a result, a portion of the selling price for a gallon of biodiesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biodiesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biodiesel produced or held by the Company pending attachment to other biodiesel production sales. In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service (OPIS).
Derivative Instruments
Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in current period earnings.
Valuation of Series A Preferred Stock Conversion Feature Embedded Derivatives
The conversion feature of the Series A Preferred Stock was accounted for as an embedded derivative prior to the conversion of Series A Preferred Stock in January 2012. This embedded derivative was a liability representing the estimated fair value of Series A Preferred Stock holders right to receive the fair market value of the Common Stock issuable upon conversion of the Series A Preferred Stock on the redemption date. The value of this derivative was adjusted each quarter based on changes in the estimated fair value, and a corresponding income or expense was recorded in change in fair value of the Preferred Stock conversion feature embedded derivatives in the Company’s statements of operations. The Company used the Black-Scholes options pricing model to estimate the fair value and assumptions included the expected volatility of the value of the Company’s equity, the expected conversion date, an appropriate risk-free interest rate and the estimated fair value of the Company’s equity.
Valuation of Seneca Holdco Liability
The Company recorded a liability (Seneca Holdco Liability) at fair value, with changes in value recognized currently in earnings, for its obligation under a Put/Call Agreement with Seneca Holdco, LLC (Seneca Holdco) to purchase Seneca Landlord, LLC (Seneca Landlord) whose assets consisted primarily of a 60 mmgy biodiesel production facility in Seneca, Illinois (Seneca Facility) until the Company exercised its option and acquired the Seneca Facility in January 2012. Seneca Landlord was indirectly owned by three significant stockholders of the Company or their affiliates: Bunge North America, Inc. USRG Holdco IX, LLC, and West Central Cooperative.

The fair value of the Seneca Holdco Liability was determined by probability weighting the present value of gains or losses realized under each option in the Put/Call Agreement. The Put/Call Agreement had a term of seven years and was exercisable by either party at a price based on a pre-defined formula. The valuation required the development and use of highly subjective assumptions including (i) the value of the Landlord’s equity, (ii) expectations regarding future changes in the value of the Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company would raise additional capital.
Preferred Stock Accretion
The Company accreted the carrying value of the Series A Preferred Stock to its redemption value until January 2012 when it was converted in connection with the Initial Public Offering (IPO). Accretion of $1,808 and $25,343 for the years ended December 31, 2012 and 2011, respectively, was recognized as a reduction to income available to common stockholders in accordance with paragraph 15 of ASC Topic 480-10-S99.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years
Computers and office equipment	5 years
Office furniture and fixtures	7 years
Machinery and equipment	5-30 years
Leasehold improvements	the lesser of the lease term or 30 years
Buildings and improvements	30-40 years
As of December 31, 2013, 2012 and 2011, the Company capitalized interest incurred on debt during the construction of assets of $335, $33 and $0, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The Company’s reporting units consist of its two operating segments, the biodiesel operating segment and services operating segment. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of the biodiesel operating segment exceeded its carrying value by approximately 43% and the services operating segment exceeded its carrying value by approximately 20%. There was no impairment of goodwill recorded in any of the periods presented.
The following table summarizes goodwill for the Company’s business segments:

	Biodiesel	Services	Total
Beginning balance - January 1, 2012	$68,784	$16,080	$84,864
Acquisitions	—	—	—
Ending balance - December 31, 2012	68,784	16,080	84,864
Acquisitions	—	—	—
Ending balance - December 31, 2013	$68,784	$16,080	$84,864
Impairment of Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards (RFS2), the Company's capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant. The Company’s facilities under construction are expected to have substantially similar operating capabilities and results as the current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, proximity to shipping from our vendors and to our customers and our ability to transfer best practices among the Company's various operating facilities to maximize production volumes and reduce operating costs. There were no asset impairment charges for the years ended December 31, 2013, 2012 and 2011.
Investments
The Company has made investments in several biofuels businesses. These investments are recorded at cost and assessed for impairment at each reporting period. There were no impairment charges for the years ended December 31, 2013, 2012 and 2011.
Unfavorable Lease Obligation
The Company assumed a ground lease of a terminal facility in Houston, Texas as part of an acquisition which required the Company to pay above market rentals through the remainder of the lease term expiring in 2021. The unfavorable lease obligation is amortized over the contractual period the Company is required to make rental payments under the lease. The amount expected to be amortized each year for the remainder of the contract is $1,129.
Revenue Recognition
The Company recognizes revenues from the following sources:

•
the sale of biodiesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased or produced by the Company at owned manufacturing facilities and manufacturing facilities with which the Company has tolling arrangements;

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
Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. The Company received funds from the United States Department of Agriculture (USDA) in the amount of $2,813, $1,161 and $9,913 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company records amounts when it has received notification of a payment from the USDA or is in receipt of the funds and records the awards under the Program in "Biodiesel government incentives" as they are closely associated with the Company's biodiesel production activities.

While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal blenders tax credit led to the introduction of such an incentive during 2012. Specifically, during 2012 the Company negotiated contracts with certain customers to allow such customers to share in the value of federal blenders tax payments if the law were to be reinstated. The federal blenders tax credit was reinstated on January 2, 2013 and the Company recognized $69,534 of cash payments owed to customers as a reduction of Biodiesel sales revenue. The Company did not have similar contracts before 2012.
Freight
Amounts billed to customers for freight are included in biodiesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $648, $485 and $251 for the years ended December 31, 2013, 2012 and 2011, respectively.
Research and Development
The Company expenses research and development costs as incurred. Research and development costs totaled $258, $14 and $22 for the years ended December 31, 2013, 2012 and 2011, respectively.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $533, $456 and $323 for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.
Income Taxes
Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets and valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. Significant judgment is required in making this assessment.
Recapitalization
In connection with the Company's IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.5% per annum. All Series A Preferred Stock was converted and no Series A Preferred Stock remains outstanding. The Company recorded the effects from the exchange of Series A Preferred Stock for Series B Preferred Stock and Common Stock as an extinguishment in accordance with ASC Topic 260-10-S99-2.
Accordingly, the Company recognized an addition to the income available to common shareholders in the amount of $39,107. This amount was determined by comparing the fair value of the Series B Preferred Stock and Common Stock issued of $152,327 to the carrying amount of the Series A preferred shares that were redeemed of $191,434. The excess of the carrying amount of Series A Preferred Stock that were redeemed over the fair value of the Series B Preferred Stock and Common Stock that were issued was recorded as an increase to additional paid-in capital and was added to net earnings available to common shareholders of $39,107. The Series B Preferred Stock fair value was determined using Monte Carlo simulation methodology with the assistance of external third-party experts to calculate the fair-value using the Company's common stock at time of conversion. The significant assumptions included the volatility rate and risk-free rate based upon the yield of the U.S. Industrials B curve.
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
Concentrations
Certain customers represented greater than 10% of the total consolidated revenues of the Company for the three years ended December 31, 2013, 2012 and 2011. All customer amounts disclosed in the table are related to biodiesel sales:

	2013	2012	2011
Customer A	$243,258	$363,372	$189,773
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
New Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). The amendments to ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
NOTE 3—STOCKHOLDERS’ EQUITY OF THE COMPANY
Common Stock
The Company has authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share, which includes 300,000,000 shares of Common Stock (the class of common stock offered in the IPO), 140,000,000 shares of Common Stock A and 10,000,000 shares of Preferred Stock including 3,000,000 shares of Series B Preferred Stock.
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
On January 3, 2012, the Company effected a one-for-2.5 reverse stock split on the shares issued and outstanding. All numbers of common shares and per share data in the accompanying consolidated financial statements and related notes have been retroactively adjusted.
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

During the third quarter 2013, the Company's closing sale price of its Common Stock exceeded $15.00 for at least 20 days in a 30 consecutive trading day period with the average daily trading volume exceeding 200,000 shares. Therefore, the Company opted to cause 50% of the then-outstanding shares of Series B Preferred Stock to be converted as provided for in the preferred stock shareholder agreement. The Company converted 518,365 shares of Series B Preferred Stock into 1,047,465 shares of Common Stock.
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
The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2013	Warrants Outstanding 2012
Blackhawk warrant holders	February 26, 2010	February 25, 2015	$11.16	17,916	17,916
No common stock warrants were issued during 2013 or 2012.
Stock Issuance Costs
In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2013, 2012 and 2011 were $114, $700 and $3,152, respectively.
NOTE 4—REDEEMABLE PREFERRED STOCK
The rights, preferences, privileges and restrictions granted to and imposed on the preferred stock are set forth below. The holders of preferred stock are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalization.
In connection with the Company’s IPO on January 24, 2012, the Company gave effect to the one-time conversion of Series A Preferred Stock and certain common stock warrants into 7,660,612 shares of newly-issued Common Stock and 2,999,493 shares of $74,987 aggregate liquidation preference Series B Preferred Stock with cumulative dividends of 4.5% per annum. Prior to conversion, Series A Preferred Stock accrued dividends at the rate of $0.88 per share per annum, was entitled to voting rights on an as converted basis, had liquidation preference over common stock, and had certain redemption rights. All Series A Preferred Stock was converted and no Series A Preferred Stock remains outstanding.
Series B Preferred Stock
Dividend Provisions
The holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Company Board, cumulative dividends on each outstanding share of Series B Preferred Stock at the annual rate of 4.50% of the stated value. Dividends are payable semi-annually in arrears on June 30 and December 30 of each year. The Company may, at its option, defer a regularly scheduled dividend payment and instead pay accumulated and unpaid dividends on the following dividend payment date. The Company can only defer two such dividend payments and may not defer consecutive dividend payments. The Company will pay any dividend in cash, by delivering shares of Common Stock or through any combination of cash and shares of Common Stock. During May 2012, the Company Board declared its first dividend with respect to the Series B Preferred Stock in the amount of $0.49 per share in cash. Total dividends paid on June 30, 2012 were $1,470. The payment was pro-rated to give effect to the fact that the Series B Preferred Stock was not issued until January 24, 2012. During December 2012, the Company Board declared its second dividend with respect to the Series B Preferred Stock in the amount of $0.5625 per share in cash. The second dividend was paid in December 2012 in the amount of $1,685. The Company declared and paid dividends in 2013 with respect to the Series B Preferred Stock in the amount of $0.5625 per share cash. The dividends were paid in June 2013 and December 2013 in the amount of $1,205 and $80, respectively.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs, a holder of Series B Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of junior stock, an amount per share of Series B Preferred Stock, ( the "Liquidation Preference"), equal to the sum of the stated value of a share of Series B Preferred Stock of $25.00, (the "Stated Value"), plus the amount of any accumulated and unpaid dividends, whether or not declared, to, but excluding, the date of payment.
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
The conversion rate is subject to adjustment from time to time upon the following events: a distribution or dividend of Common Stock, certain subdivisions and combinations of the Common Stock, the issuance to holders of Common Stock of certain rights or warrants to purchase Common Stock, certain dividends or distributions of capital stock, evidences of indebtedness, other assets or cash to holders of Common Stock, or, under certain circumstances, a payment the Company makes in respect of a tender offer or exchange offer for Common Stock.
If, at any time following the lock-up expiration date, the closing sale price of the Common Stock exceeds $15.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, then the Company may, at its option, cause up to 50% of the then-outstanding shares of Series B Preferred Stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate. This occurred and was affected in 2013. If, at any time following the lock-up expiration date, the closing sale price of the Common Stock exceeds $16.00 for at least 20 trading days in any 30 consecutive trading day period and the average daily trading volume of the Common Stock for at least 20 trading days in such period exceeds 200,000 shares or $2,500, the Company may, at its option, cause up to all of the then-outstanding shares of Series B Preferred Stock, and corresponding accumulated and unpaid dividends, to be converted into shares of Common Stock at the then-applicable conversion rate.
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
Redemption Rights
Except as set forth below, the Company may not redeem the Series B Preferred Stock prior to the date, (the "Initial Optional Redemption Date") which is 18 months following the lock-up expiration date. On or after the Initial Optional Redemption Date, the Series B Preferred Stock may be redeemed at the Company’s option, in whole or in part, for cash at a price per share equal to the Stated Value, plus any accumulated and unpaid dividends (the "Redemption Price"). If a change of control transaction occurs any time before the Initial Optional Redemption Date, then the Company may elect to redeem all, but not part, of the outstanding shares of Series B Preferred Stock for cash at the Redemption Price plus a “make-whole” payment for each share of Series B Preferred Stock equal to $2.25 less the amount of any dividends paid on such share since the original issuance date of the Series B Preferred Stock.

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
NOTE 5—ACQUISITIONS AND EQUITY TRANSACTIONS
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
North Texas Bio Energy, LLC
On October 26, 2012, the Company and REG New Boston, LLC (New Boston), a subsidiary of the Company, completed its acquisition of North Texas Bio Energy, LLC (NTBE). Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of NTBE in exchange for 900,000 shares of the Company’s common stock and $324 in cash. The assets of NTBE consisted of an idled 15 mmgy nameplate capacity biodiesel facility and related assets, located in New Boston, Texas.
The Company determined that the NTBE assets did not constitute a business as defined under ASC Topic 805 on the basis that the NTBE assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the NTBE assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition.
The following table summarized the allocation of the purchase price to the fair values of the assets acquired at the date of acquisition:

Allocation at October 26, 2012
Assets acquired:
Other current assets	$17
Property, plant and equipment	4,636
Fair value of common stock issued	$4,653
The acquisition price is summarized as follows:

	Value at October 26, 2012
	Fair Value	Fair Value per Share
Fair value of consideration issued:
Cash	$324
Class A Common Stock	4,329	$4.81
Total	$4,653
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
The following table summarized the allocation of the purchase price to the fair values of the assets acquired at the date of acquisition:

Allocation at November 16, 2012
Assets acquired:
Other current assets	$13
Property, plant and equipment	2,646
Total	$2,659
The acquisition price is summarized as follows:

Value at November 16, 2012
Fair value of consideration issued:
Cash	$1,323
In-kind contribution	1,336
Total	$2,659
Soy Energy, LLC
On July 30, 2013, the Company and REG Mason City, LLC (REG Mason City), a subsidiary of the Company, completed the acquisition of substantially all the assets of Soy Energy, LLC's (Soy Energy) assets in exchange for $10,933 cash and the issuance of a $5,135 promissory note to Soy Energy. The assets of Soy Energy consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets, located in Mason City, Iowa.
The Company determined that the Soy Energy assets were not a business as defined under ASC Topic 805, on the basis that the assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit to the Company. As a result, the Company accounted for the Soy Energy assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition.
The allocation of the purchase price to the fair values of the assets acquired at the date of acquisition is as follows:

Allocation at July 30, 2013
Assets (liabilities) acquired:
Property, plant and equipment	$16,085
Other current liabilities	(17)
Total	$16,068
NOTE 6—VARIABLE INTEREST ENTITIES
The Company has a 50% ownership in 416 S. Bell, LLC (Bell, LLC), a VIE joint venture that owns and leases to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company has the right to execute a call option with the joint venture member, Dayton Park, LLC (Dayton Park), to purchase Bell, LLC and commencing on January 1, 2013, Dayton Park has the right to execute a put option with the Company to sell Bell, LLC. The Company determined it was the primary beneficiary of Bell, LLC and has consolidated Bell, LLC into the Company’s financial statements since January 1, 2011. The Company is the primary beneficiary due to its ownership interest and having an exercisable call option that allows the Company to direct the activities that most significantly impact Bell, LLC’s economic performance and gives the Company the majority of the benefit from the use of Bell, LLC’s assets. Through the initial consolidation of Bell, LLC, the Company had an outstanding promissory note balance of $4,757 with interest accrued monthly at a rate of 5.7% per annum, with a maturity date of February 15, 2013. During February 2013, the Bell, LLC promissory note was amended to reflect the current interest rate of 3.5% per annum and maturity date of January 14, 2018. The note is secured by a mortgage interest in the office building.
The following table summarizes the fair values of the assets and liabilities recorded by the Company as a result of the consolidation of Bell, LLC:

Allocation at January 1, 2011
Assets (liabilities) acquired:
Cash	$22
Property, plant and equipment	5,881
Noncurrent assets	4
Other current liabilities	(17)
Debt	(4,757)
Other noncurrent liabilities	(567)
Carrying value of previously held equity method investment	$566
NOTE 7—INVENTORIES
Inventories consist of the following at December 31:

	2013	2012
Raw materials	$13,393	$9,835
Work in process	1,456	448
Finished goods	70,965	34,923
Total	$85,814	$45,206
NOTE 8—PROPERTY, PLANT AND EQUIPMENT
Company owned property, plant and equipment consists of the following at December 31:

	2013	2012
Land	$2,442	$987
Building and improvements	72,453	50,688
Leasehold improvements	6,887	6,879
Machinery and equipment	166,552	127,167
	248,334	185,721
Accumulated depreciation	(37,362)	(28,097)
	210,972	157,624
Construction in process	75,072	85,261
Total	$286,044	$242,885

Property, plant and equipment of consolidated VIE’s consists of the following at December 31:

	2013	2012
Land	$404	$404
Building and improvements	6,290	6,290
	6,694	6,694
Accumulated depreciation	(1,514)	(1,289)
Total	$5,180	$5,405
NOTE 9—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	2013	2012
Raw material supply agreement intangibles	$5,502	$4,919
Ground lease	200	200
Accumulated amortization	(835)	(510)
Total intangible assets	$4,867	$4,609
The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $325, $252 and $200 for intangible assets is included in cost of goods sold – biodiesel in the statement of operations for the years ended December 31, 2013, 2012 and 2011, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2014	$418
2015	479
2016	492
2017	506
2018	521
Thereafter	2,451
Total	$4,867
NOTE 10—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2013	2012
Commodity derivatives and related collateral, net	$13,675	$7,637
Prepaid insurance	1,804	1,109
Prepaid service contracts	610	552
Prepaid storage	—	515
Deposits	293	857
RIN inventory	6,455	99
Income taxes receivable	2,197	4,735
Other	534	308
Total	$25,568	$15,812
RIN inventory is valued at the lower of cost or market and consists of (i) RINs the Company generates in connection with its production of biodiesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biodiesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $1,277 and $21 at December 31, 2013 and 2012, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2013	2012
Debt issuance costs (net of accumulated amortization of $715 and $923, respectively)	$832	$946
Spare parts inventory	3,671	3,546
Other	526	859
Total	$5,029	$5,351
NOTE 11—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2013	2012
Accrued property taxes	$1,271	$1,201
Accrued employee compensation	8,138	3,375
Accrued interest	109	47
Unfavorable lease obligation, current portion	1,129	1,129
Incentive stock liability	583	423
Excise tax payable	545	136
Other	530	164
Total	$12,305	$6,475
Other noncurrent liabilities consist of the following at December 31:

	2013	2012
Fair value of interest rate swap	$19	$46
Liability for unrecognized tax benefits	1,900	1,900
Deferred grant revenue	745	745
Straight-line lease liability	3,581	4,011
Bell, LLC member investment on consolidation	593	590
Total	$6,838	$7,292
NOTE 12—BORROWINGS
The Company’s term borrowings at December 31 are as follows:

	2013	2012
REG Danville term loan	$5,626	$10,060
REG Newton term loan	18,143	21,175
REG Mason City term loan	5,135	—
Other	1,247	1,496
Total notes payable	$30,151	$32,731
Bell, LLC promissory note - variable interest entity	$4,029	$4,313
REG Danville, LLC
On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank (Fifth Third Loan). The renewed Fifth Third Loan had a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum. The effective rate was 5.17% at December 31, 2013. The loan is secured by the Company's Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Fifth Third Loan requires semi-annual excess cash flow payments which began on December 31, 2011. REG Danville must pay Fifth Third a principal payment in the amount equal to 50% of REG Danville's Excess Cash Flow. The Fifth Third Loan agreement defines excess cash flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The excess cash flow payment required for December 31, 2013 and 2012 are $1,425 and $1,429, respectively.
On March 4, 2013, REG Danville entered into the First Amendment to the Amended and Restated Loan Agreement (First Amendment) with Fifth Third Bank. The First Amendment includes changes to the debt covenants based upon the Company executing a tax sharing agreement with REG Danville. The tax sharing agreement provides that REG Danville will share the liability for income taxes via an allocation based upon a separate-return approach. Although the Company is not directly compensated for the use of carry-forward attributes, the tax sharing agreement allows each affiliate to benefit from net operating losses and tax credits that each generates.
On January 28, 2014, REG Danville received approval from Fifth Third Bank of extending the maturity date of its debt to November 3, 2015 based on meeting requirements of cumulative principal payments of $6,400 towards the debt.
REG Newton, LLC
On December 4, 2013, REG Newton, LLC entered into an Amended and Restated Master Loan Agreement, effective December 1, 2013, with AgStar Financial Services, PCA (AgStar) which replaced the existing Master Loan Agreement, dated March 8, 2010. The Amended and Restated Agreement extends the maturity of the existing term loan by five years until December 1, 2018 and increases the term loan by $5,000. The REG Newton term debt is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR plus 400 basis points (effective rate at December 31, 2013 was 4.17%). REG Newton is required to make monthly principal and interest payments of approximately $270. The loan agreement requires REG Newton to make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, up to $500 in maintenance capital expenditure and allowed distributions. There were no required excess cash flow payments for 2013 or 2012.
REG Mason City, LLC
On July 30, 2013, REG Mason City entered into an agreement with Soy Energy (Soy Energy Loan). The Soy Energy Loan has a six-year term and is secured by the Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $92 starting in April 2014. Interest is based on a fixed rate of 5%. The loan agreement contains a covenant that restricts REG Mason City's ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. The Soy Energy Loan requires annual excess cash flow payments equal to 50% of its excess cash flow. The agreement defines excess cash flow as REG Mason City's EBITDA less principal payments, interest expense, and maintenance capital expenditures. There was no required excess cash flow payment for 2013.
REG Marketing & Logistics Group, LLC & REG Services Group, LLC
The Company’s revolving borrowings at December 31 are as follows:

	2013	2012
Total revolving loans (current)	$10,986	$—
The Company has a revolving credit facility that two of the Company’s subsidiaries entered into on December 23, 2011 with a bank group and Wells Fargo Capital Finance, LLC, as agent, (the "Wells Fargo Revolver"). The Company guaranteed the obligations of its subsidiaries under the Wells Fargo Revolver, which provides for the extension of revolving loans in an aggregate principal amount not to exceed $40,000, based on eligible inventory, accounts receivable and blenders tax credits of the subsidiary borrowers and the inventory of certain affiliates. There is the opportunity for additional lender increases up to a maximum commitment of $60,000. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50% to 3.25%. All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) 1.75% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the LIBOR Rate plus 1.5%, or (iv) the “prime rate” plus 1.00% to 1.75%. The effective interest rate was 3.75% at December 31, 2013.
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
As of December 31, 2013, the Company was in compliance with all restrictive financial covenants associated with its borrowings.
Maturities of the term borrowings are as follows for the years ending December 31:

2014	$7,029
2015	6,699
2016	4,380
2017	4,218
2018	11,223
Thereafter	631
Total	34,180
Less: current portion	(7,029)
$27,151
NOTE 13—INCOME TAXES
The Company historically included revenue from certain government incentive payments in taxable income on its federal and state income tax returns. In connection with the U.S. Internal Revenue Service audits of the 2011 and 2010 years, the Company proposed that these government incentive payments should be excluded from taxable income. The U.S. Internal Revenue Service accepted this position and on August 1, 2013, the Company received notification from the congressional Joint Committee on Taxation approving the audit results and associated refund claim. Based on information obtained in connection with these audits, the Company changed its position related to these government incentive payments to exclude them from taxable income for years 2008 through the current year. This change had a significant impact on the Company’s provision for income taxes in 2013 since this change reduced taxable income in each year between 2008 and 2013. The majority of this reduction increased the Company's net operating loss carry forwards available to offset future taxable income rather than resulting in a refund of taxes previously paid. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and has established a valuation allowance to reduce its total deferred tax assets to the amount more-likely-than-not to be realized
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2013		2012
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Goodwill	$—	$10,791	$—	$11,999
Net operating loss carryforwards	—	81,761	—	4,806
Tax credit carryforwards	—	3,068	—	3,068
Start-up costs	—	1,231	—	1,362
Stock-based compensation	—	2,137	—	1,214
Houston terminal lease	—	1,892	—	2,139
Accrued compensation	2,908	—	1,113	—
Inventory capitalization	1,053	—	985	—
Allowance for doubtful accounts	866	—	802	—
Other	150	1,064	236	678
Deferred tax assets	4,977	101,944	3,136	25,266
Deferred Tax Liabilities:
Prepaid expenses	(949)	—	(596)	—
Property, plant and equipment	—	(30,568)	—	(23,425)
Deferred revenue	(4,127)	—	—	—
Other	(8)	(731)	(28)	(872)
Deferred tax liabilities	(5,084)	(31,299)	(624)	(24,297)
Net deferred tax assets (liabilities)	(107)	70,645	2,512	969
Valuation allowance	(3,580)	(73,336)	—	—
Net deferred taxes	$(3,687)	$(2,691)	$2,512	$969
In evaluating available evidence, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods and ability to carry back losses to prior periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing for the of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As a result of excluding government incentive payments, the Company currently has cumulative losses in recent years and has established a valuation allowance of to reduce its total deferred tax assets to the amount more-likely-than-not to be realized. Activity regarding the valuation allowance for deferred tax assets was as follows:

	2013	2012	2011
Beginning of year balance	$—	$7,337	$38,662
Changes in valuation allowance charged to income	76,916	(7,337)	(31,325)
End of year balance	$76,916	$—	$7,337
At December 31, 2013, the Company has recorded a deferred tax asset of $81,761 reflecting the benefit of federal and state net operating loss carry-forwards. Federal net operating losses total $208,129 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry forwards in any one year. The Company has performed a study to determine the impact of changes in ownership on utilization of carry forward attributes, the results of which have been incorporated into our financial statements.
At December 31, 2013, the Company had federal small agri-biodiesel producer tax credit carry-forwards of approximately $3,068. If not utilized, these small agri-biodiesel producer tax credits will expire at various times between 2026 and 2028.
Income tax benefit (expense) for the years ended December 31 is as follows:

	2013	2012	2011
Current income tax benefit (expense)
Federal	$2,432	$(912)	$(4,883)
State	2,492	(588)	(3,066)
	4,924	(1,500)	(7,949)
Deferred income tax benefit (expense)
Federal	15,297	(9,857)	(4,709)
State	3,736	(1,187)	(1,703)
Net operating loss carryforwards created (utilized)	48,024	3,753	(19,946)
	67,057	(7,291)	(26,358)
Income tax benefit (expense) before valuation allowances	71,981	(8,791)	(34,307)
Deferred tax valuation allowances	(76,916)	7,337	31,325
Income tax expense	$(4,935)	$(1,454)	$(2,982)
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2013	2012	2011
U.S. Federal income tax expense at a statutory rate of 35 percent	$(66,955)	$(8,256)	$(32,090)
State taxes, net of federal income tax benefit	6,905	(684)	(3,020)
Tax position on government incentives	131,829	—	—
Loss on embedded derivative	—	4,191	2,779
Reduction in stock-based compensation deferred tax asset	—	(3,686)	—
Domestic production activities deduction	—	—	307
Seneca Landlord	—	200	(1,701)
Unrecognized tax benefits	—	(400)	—
Other	202	(156)	(582)
Total (expense) benefits for income taxes before valuation allowances	71,981	(8,791)	(34,307)
Valuation allowances	(76,916)	7,337	31,325
Total expense for income taxes	$(4,935)	$(1,454)	$(2,982)
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
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2013	2012	2011
Beginning of year balance	$1,900	$1,500	$1,500
Increases to tax positions expected to be taken	—	—	—
Increases to tax positions taken during prior years	—	400	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—
End of year balance	$1,900	$1,900	$1,500
The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $0, $1,428 and $1,041 at December 31, 2013, 2012 and 2011, respectively. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2013 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011. All other years are subject to examination, while various state income tax returns also remain subject to examination by state taxing authorities.
NOTE 14—STOCK-BASED COMPENSATION
On October 26, 2011, the stockholders approved the 2009 Stock Incentive Plan (the 2009 Plan) which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units (RSU’s) and stock appreciation rights (SAR’s) at the discretion of the Company Board as compensation to employees, consultants of the Company and to non-employee directors. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.
The Company recorded stock-based compensation expense of $5,416, $13,119 and $5,934 for the years ended December 31, 2013, 2012 and 2011, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2013, there was $7,655 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.7 years.
Stock Options
The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2011	87,526	23.75	5.6 years
Granted	—
Exercised	—
Forfeited	(500)	23.75
Options outstanding - December 31, 2011	87,026	23.75	4.6 years
Granted	—
Exercised	—
Forfeited	—
Options outstanding - December 31, 2012	87,026	23.75	3.6 years
Granted	—
Exercised	—
Forfeited	—
Options outstanding - December 31, 2013	87,026	23.75	2.6 years
Options exercisable - December 31, 2013	87,026	23.75	2.6 years
All stock options that remain outstanding are fully vested and exercisable. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2011	1,154,086	$12.50
Issued	299,033	$33.75
Vested and restriction lapsed	(50,000)	$33.75
Forfeited	(6,400)	$12.53
Awards outstanding - December 31, 2011	1,396,719	$16.29
Issued	411,456	$8.93
Vested and restriction lapsed	(1,294,519)	$13.65
Forfeited	(8,040)	$10.51
Awards outstanding - December 31, 2012	505,616	$17.14
Issued	204,183	$11.96
Vested and restriction lapsed	(192,190)	$15.72
Forfeited	(16,681)	$9.98
Awards outstanding - December 31, 2013	500,928	$15.81
The RSU’s convert into one share of common stock upon vesting. RSU’s cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards, excluding those issued to the Company’s Board of Directors (one year) and certain executive management (four year), is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events. As a result of the Company’s IPO on January 24, 2012 (see “Note 3— Stockholders’ Equity of the Company”) a common stock liquidity-related performance condition was satisfied and 1,294,519 shares vested in relation to this event during 2012.
Stock Appreciation Rights
The following table summarizes information about SAR’s granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2012	—
Granted	1,055,805	9.47
Exercised	—
Forfeited	(1,960)	9.19
SAR's outstanding - December 31, 2012	1,053,845	9.47	9.3 years
Granted	335,057	12.85
Exercised	(5,106)	8.92
Forfeited	(10,727)	10.85
SAR's outstanding - December 31, 2013	1,373,069	10.28	8.6 years
SAR's exercisable - December 31, 2013	250,370	9.49	8.6 years
SAR's expected to vest - December 31, 2013	1,136,280	10.45	8.6 years
The SAR’s vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2013	2012
The weighted average fair value of stock appreciation rights issued (per unit)	$2.54 - $6.51	$2.73 - $3.99
Dividend yield	—%	—%
Weighted average risk-free interest rate	0.7% - 1.8%	0.7% - 0.9%
Weighted average expected volatility	40%	40%
Expected life in years	6.25	6.25
There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
NOTE 15—RELATED PARTY TRANSACTIONS
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

Summary of Related Party Transactions - Consolidated Statements of Operations
		2013	2012	2011
	Revenues - Biodiesel sales (a)	$—	$6	$5,161
	Cost of goods sold - Biodiesel (b)	$49,358	$54,364	$263,562
	Selling, general and administrative expenses (c)	$37	$158	$1,505
	Interest expense (d)	$30	$32	$761
(a)	Represents transactions with related parties as follows:
	West Central	$—	$6	$11
	Bunge	—	—	2,124
	ED & F Man	—	—	3,026
		$—	$6	$5,161
(b)	Represents transactions with related parties as follows:
	West Central	$49,358	$50,415	$48,510
	Bunge	—	3,949	203,092
	ED & F Man	—	—	11,960
		$49,358	$54,364	$263,562
(c)	Represents transactions with related parties as follows:
	West Central	$37	$45	$102
	Bunge	—	113	1,403
		$37	$158	$1,505
(d)	Represents transactions with related parties as follows:
	West Central	$30	$23	$96
	Bunge	—	9	308
	USRG	—	—	357
		$30	$32	$761

Summary of Related Party Balances - Consolidated Balance Sheets
		2013	2012
	Accounts receivable (a)	$426	$771
	Other assets (a)	$35	$692
	Accounts payable (a)	$552	$2,950
(a)	Represents balances with West Central
West Central Cooperative
The Company purchases once-refined soybean oil from West Central Cooperative (West Central) and is required to pay interest for amounts owed on extended trade terms. The Company also had biodiesel and co-product sales to West Central.
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
The Company also entered into a tolling agreement with ED & F Man for biodiesel to be produced out of the Company’s Houston, Texas biodiesel production facility during 2010. Additionally, the Company purchased biodiesel from ED & F Man for resale and had raw material sales to ED & F Man. There has been no activity or agreements in place during 2013 or 2012.
USRG Holdco IX, LLC

In August 2011, REG Albert Lea entered into a loan with USRG in the amount of $10,000 for the purpose of purchasing feedstocks and chemicals for REG Albert Lea’s biodiesel production facility. REG Albert Lea was required to pay interest monthly for the aggregate amount owned to USRG. The loan was repaid in due course prior to maturity in December 2011.
NOTE 16—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $12,549, $11,114 and $7,299 for the years ended December 31, 2013, 2012 and 2011, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2014	$11,948
2015	9,401
2016	8,856
2017	8,339
2018	8,001
Thereafter	30,243
Total minimum payments	$76,788
The Company's leases consist primarily of access to distribution terminals, biodiesel storage facilities, railcars and vehicles. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c) renew its lease at the then fair rental value on a year-to-year basis or for an agreed upon term. Certain leases allow for adjustment to minimum rentals in future periods as determined by the Consumer Price Index.
NOTE 17 — DERIVATIVE INSTRUMENTS
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
All of the Company’s derivatives are designated as non-hedge derivatives and are utilized to manage cash flow. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biodiesel inventory are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biodiesel sales price and/or feedstock price. Unrealized gains and losses on the interest rate swap are recorded in other income (expense), net in the Company’s statements of operations. All derivative financial instruments are recorded on the balance sheet at fair value.
As of December 31, 2013, the Company has entered into heating oil and soybean oil derivative instruments and an interest rate swap agreement. The Company has entered into heating oil and soy oil commodity-based derivatives in order to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where the prices are set at a future date. As of December 31, 2013, the Company had 1,076 open commodity contracts. In addition, the Company manages interest rate risk associated with the REG Danville variable interest rate note payable using a fixed rate swap. The interest rate swap agreement has an outstanding notional value of $3,295 as of December 31, 2013. The agreement effectively fixes the variable component of the interest rate on the Term Loan at 0.92% through July 2015. The fair value of the interest rate swap agreements was $19 and $46 at December 31, 2013 and 2012, respectively, and is recorded in the other noncurrent liabilities.
As of December 31, 2013, the Company posted $13,896 of collateral associated with its commodity-based derivatives with a net liability position of $221.
The Company’s preferred stock embedded conversion feature related to the Series A Preferred Stock that was converted upon our IPO is further discussed in “Note 2—Summary of Significant Accounting Policies.”
The following tables provide details regarding the Company’s derivative financial instruments:

	As of December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$19
Commodity futures	Prepaid expenses and other assets	62	Prepaid expenses and other assets	—
Commodity swaps	Prepaid expenses and other assets	75	Prepaid expenses and other assets	491
Commodity options	Prepaid expenses and other assets	188	Prepaid expenses and other assets	55
Total derivatives		$325		$565

	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap		$—	Other liabilities	$46
Commodity swaps	Prepaid expenses and other assets	305	Prepaid expenses and other assets	476
Commodity options	Prepaid expenses and other assets	143	Prepaid expenses and other assets	388
Total derivatives		$448		$910

		2013	2012	2011
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$11,975	$7,939
Interest rate swap	Other income (loss)	26	(5)	571
Commodity futures	Cost of goods sold - Biodiesel	258	(4)	(97)
Commodity swaps	Cost of goods sold - Biodiesel	(5,775)	(4,254)	2,557
Commodity options	Cost of goods sold - Biodiesel	(139)	(364)	567
Total		$(5,630)	$7,348	$11,537
The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

	2013
	Asset Derivatives	Liability Derivatives
Gross amounts recognized	$14,221	$565
Gross amounts offset in the Statement of Financial Position	(325)	(325)
Net amounts presented in the Statement of Financial Position	13,896	240
Gross amounts not offset in the Statement of Financial Position	(13,896)	—
Net amount	$—	$240

	2012
	Asset Derivatives	Liability Derivatives
Gross amounts recognized	$8,501	$910
Gross amounts offset in the Statement of Financial Position	(448)	(448)
Net amounts presented in the Statement of Financial Position	8,053	462
Gross amounts not offset in the Statement of Financial Position	(8,053)	—
Net amount	$—	$462
NOTE 18—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(19)	$—	$(19)	$—
Commodity futures	62	—	62	—
Commodity swaps	(416)	—	(416)	—
Commodity options	133	—	133	—
	$(240)	$—	$(240)	$—

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(46)	$—	$(46)	$—
Commodity swaps	(171)	—	(171)	—
Commodity options	(245)	—	(245)	—
	$(462)	$—	$(462)	$—
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability
Ending balance - January 1, 2011	$(61,761)	$(10,406)
Total unrealized gains (losses)	7,939	(2,097)
Purchase accounting consolidation	—	600
Ending balance - December 31, 2011	(53,822)	(11,903)
Total realized gains	11,975	349
Purchases	—	—
Issuance	—	—
Settlements	41,847	11,554
Ending balance - December 31, 2012	—	—
Total unrealized gains (losses)	—	—
Purchases	—	—
Issuance	—	—
Settlements	—	—
Ending balance - December 31, 2013	$—	$—
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
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2013		2012
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Notes payable and lines of credit	$(45,166)	$(45,094)	$(37,044)	$(37,000)
NOTE 19—NET INCOME PER SHARE
Basic net income per common share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series A Preferred Stock, Series B Preferred Stock and RSU's.

Under the two-class method, net income is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to common stock and the participating securities.
The holders of the Series A Preferred Stock accrued dividends at the rate of $0.88 per share per annum. Dividends were cumulative, accrued on a daily basis from the date of issuance and compounded annually from the date of issuance. If dividends on the Series A Preferred Stock had not been paid or declared, the deficiency would have paid or declared before any dividend is declared for Common Stock. Dividends in arrears did not bear interest. Holders of the Series A Preferred Stock were allowed to participate in the dividends to common stockholders in the event that dividends on Common Stock exceed that of the Series A Preferred Stock as if the Series A Preferred Stock had been converted to Common Stock at the beginning of the year. Series A Preferred Stock was converted to common shares at the time of the Company's initial public offering.
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
The Company calculates the effects of participating securities on diluted earnings per share (EPS) using both the “if-converted or treasury stock” and "two-class" methods and discloses the method which results in a more dilutive effect. The effects of Common Stock options, warrants, and stock appreciation rights on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	87,026	87,026	87,207
Restricted stock units	—	754,359	1,230,092
Stock appreciation rights	1,030,926	1,196,975	—
Warrants to purchase common stock	—	35,987	355,886
Redeemable preferred shares	—	—	5,382,209
Total	1,117,952	2,074,347	7,055,394
The following table presents the calculation of diluted net income per share for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, the effect from all convertible securities were anti-dilutive (in thousands, except share and per share data):

	2013	2012
Net income attributable to the Company's common stockholders - Basic	$165,254	$43,482
Less: effects of recapitalization	—	(39,107)
Plus: change in undistributed dividends allocated to preferred stockholders	—	823
Plus: distributed dividends to Preferred Stockholders	2,055	3,156
Plus: accretion of Series A Preferred Stock to redemption value	—	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion feature embedded derivatives	—	(11,975)
Plus: effect of participating securities	19,057	12,097
Net income attributable to common stockholders	186,366	10,284
Less: effect of participating securities	(21,108)	(1,108)
Net income attributable to the Company's common stockholders - Diluted	$165,258	$9,176
Shares:
Weighted-average shares outstanding - Basic	33,045,164	28,381,676
Adjustment to reflect conversion of preferred stock	—	5,958,790
Adjustment to reflect stock appreciation right conversions	7,065	—
Adjustment to reflect warrants to purchase common stock	650	—
Weighted-average shares outstanding - Diluted	33,052,879	34,340,466

Net income per share attributable to common stockholders - Diluted	$5.00	$0.27
NOTE 20—REPORTABLE SEGMENTS
The Company reports its reportable segments based on services provided to customers, which includes Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.
The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biodiesel. The Biodiesel segment also includes the Company’s purchases and resale of biodiesel produced by third parties. Revenue is derived from the purchases and sales of biodiesel, RINs and raw material feedstocks acquired from third parties, sales of biodiesel produced under toll manufacturing arrangements with third party facilities, sales of processed biodiesel from Company facilities, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biodiesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.
The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net sales:
Biodiesel	$1,498,011	$1,014,797	$823,809
Services	63,980	38,031	13,027
Intersegment revenues	(63,853)	(37,794)	(12,805)
	$1,498,138	$1,015,034	$824,031
Income before income taxes and income from equity investments:
Biodiesel	$239,462	$58,349	$127,187
Services	(29)	(26)	24
Corporate and other (a)	(48,132)	(34,610)	(35,802)
	$191,301	$23,713	$91,409
Depreciation and amortization expense, net:
Biodiesel	$8,199	$7,111	$8,833
Services	120	38	4
Corporate and other (a)	923	772	638
	$9,242	$7,921	$9,475
Cash paid for purchases of property, plant and equipment:
Biodiesel	$36,770	$11,409	$3,823
Services	504	396	53
Corporate and other (a)	1,779	849	930
	$39,053	$12,654	$4,806

	2013	2012	2011
Goodwill:
Biodiesel	$68,784	$68,784	$68,784
Services	16,080	16,080	16,080
	$84,864	$84,864	$84,864
Assets:
Biodiesel	$444,945	$357,305	$341,863
Services	20,542	20,033	20,474
Corporate and other (b)	275,368	118,446	122,110
	$740,855	$495,784	$484,447

(a)
Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.
NOTE 21—COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 22—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Revenues	$264,368	$384,735	$458,444	$390,591
Gross profit	86,695	50,181	57,849	44,708
Selling, general, and administrative expenses	9,644	11,226	12,686	12,567
Income from operations	77,051	38,955	45,163	32,141
Other income (expense), net	(459)	(511)	(511)	(528)
Net income	46,403	23,130	86,703	30,130
Net income per share attributable to common stockholders - basic	1.25	0.63	2.32	0.81
Net income per share attributable to common stockholders - diluted	1.25	0.62	2.31	0.80

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Revenues	$188,247	$271,927	$322,912	$231,948
Gross profit	17,034	30,949	2,791	7,549
Selling, general, and administrative expenses	12,962	11,014	9,902	8,544
Income (loss) from operations	4,072	19,935	(7,111)	(995)
Other income (expense), net	11,308	(1,031)	(1,094)	(1,371)
Net income (loss)	14,017	14,433	(6,040)	(151)
Net income (loss) per share attributable to common stockholders - basic	1.60	0.39	(0.24)	(0.03)
Net income (loss) per share attributable to common stockholders - diluted	0.06	0.39	(0.24)	(0.03)
NOTE 23—SUBSEQUENT EVENTS
On December 17, 2013, the Company and REG Synthetic Fuels, LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Syntroleum Corporation (Syntroleum) to acquire substantially all assets, including all of Syntroleum's intellectual property and its 50% equity interest in Dynamic Fuels, LLC. As consideration for the asset sale, REG Synthetic Fuels will assume substantially all material assets and liabilities of Syntroleum and Syntroleum will receive 3,796,000 shares of the Company's common stock, subject to downward adjustment (based on the value of the Company's Common Stock at closing, as calculated under the Asset Purchase Agreement) to the extent that Syntroleum’s cash on hand at closing is less than $3,200; provided, that, if the per share value of the Company’s Common Stock at closing (as calculated under the Asset Purchase Agreement) is equal to or greater than $12.91, then the number of shares of the Company's common stock will be equal to (i) $49,000, divided by (ii) the Company's Common Stock value at closing (as calculated under the Asset Purchase Agreement). The closing of the transaction is conditioned upon Syntroleum’s receipt of the approval of the holders of a majority of Syntroleum’s outstanding shares of common stock and other specified closing conditions. Accordingly, this transaction is not reflected in the Company's financial statements as of December 31, 2013.
On January 22, 2014, REG Life Sciences, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9, Inc. (LS9) as part of its strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 is a research and development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets acquired consist mainly of in-process research and development, intellectual property and fixed assets. The Company has not completed its initial accounting for this business combination as the valuation of the assets acquired and contingent consideration has not been finalized.
As consideration for the asset sale, LS9 received (i) $15,275 in cash and (ii) 2,230,559 shares of the Company’s Common Stock (LS9 Stock Consideration) and may receive over a six-year period earnout payments, if any, with a value of up to a maximum amount of $21,500 (LS9 Earnout Payments), subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology. Of the LS9 Stock Consideration, 541,288 shares will be held in escrow for 18 months and applied towards the indemnification obligations of LS9 and certain of its securityholders.
The Earnout Payments will be payable, at REG Life Sciences’ election, as follows: (i) by the delivery to LS9 of shares of the Company’s Common Stock equal to the amount of the applicable Earnout Payment divided by the average closing sales price of the Company’s Common Stock as reported on the NASDAQ Global Select Market for the 30-trading day period ending on the third trading day preceding the date of the applicable Earnout Payment, (ii) by delivery to LS9 by wire transfer of immediately available funds of an amount in dollars equal to the applicable Earnout Payment, or (iii) by delivery to LS9 of any combination of shares of the Company’s Common Stock and amounts in dollars.
On February 24, 2014, the Company’s Board of Directors authorized the Company, at management's discretion, to redeem all outstanding shares of Series B Preferred Stock. The Company plans to execute the cash redemption prior to the end of first quarter 2014.

* * * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2013. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2013 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2013 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(ii)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(iii)	Consolidated Statements of Redeemable Preferred Stock and Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(v)	Notes to the Consolidated Financial Statements for the three years ended December 31, 2013, 2012 and 2011.
(b) Exhibits
The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules
SCHEDULE I
RENEWABLE ENERGY GROUP, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,581	$11,287
Notes receivable	—	8,618
Deferred income taxes	7,018	—
Prepaid expenses and other assets	2,668	5,518
Total current assets	11,267	25,423
Property, plant and equipment, net	3,823	2,193
Intangible assets, net	4,749	4,476
Investment in subsidiaries	614,330	403,549
Intercompany receivables	1,177	721
Long term note receivables	—	14,093
Other assets	122	11
TOTAL ASSETS	$635,468	$450,466
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,083	$3,799
Accrued expenses	2,728	1,392
Deferred income taxes	—	529
Total current liabilities	4,811	5,720
Deferred income taxes	32,624	36,939
Total liabilities	37,435	42,659
COMMITMENTS AND CONTINGENCIES
SERIES B PREFERRED STOCK ($.0001 par value; 3,000,000 shares authorized; 143,313 and 2,995,106 shares outstanding, respectively; redemption amount $3,583 and $74,878, respectively)	3,963	83,043
EQUITY:
Company stockholders' equity:
Common stock ($.0001 par value; 300,000,000 shares authorized; 36,506,221 and 30,559,935 shares outstanding, respectively)	4	3
Common stock - additional paid-in-capital	359,671	273,989
Warrants - additional paid-in-capital	147	147
Retained earnings	238,134	53,823
Treasury stock (530,898 and 462,985 shares outstanding, respectively)	(3,886)	(3,198)
Total stockholders' equity	594,070	324,764
TOTAL LIABILITIES AND EQUITY	$635,468	$450,466
See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I
RENEWABLE ENERGY GROUP, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS)

	2013	2012	2011
Equity in earnings of subsidiaries of continuing operations	$178,100	$20,071	$98,432
Income from services provided to subsidiaries	4,760	5,138	500
Total income	182,860	25,209	98,932
General and administrative expenses	(17,404)	(25,473)	(13,019)
Change in fair value of preferred stock conversion feature embedded derivatives	—	11,975	7,939
Change in fair value of Seneca Holdco liability	—	349	(2,097)
Other income	39	109	35
Interest expense	(2)	(199)	(14)
Interest income	1,504	414	134
Income before income taxes and income (loss) from equity investments	166,997	12,384	91,910
Income tax benefit (expense)	19,369	9,804	(2,982)
Income (loss) from equity investments	—	71	(59)
Net income	186,366	22,259	88,869
Effects of recapitalization	—	39,107	—
Less - accretion of Series A preferred stock to redemption value	—	(1,808)	(25,343)
Less - changes in undistributed dividends allocated to preferred stockholders	—	(823)	(12,723)
Less - distributed dividends to preferred stockholders	(2,055)	(3,156)	—
Less - effects of participating preferred stock	(16,272)	(8,952)	(4,186)
Less - effect of participating share-based awards	(2,785)	(3,145)	(3,864)
Net income attributable to the company's common stockholders	$165,254	$43,482	$42,753
See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I
RENEWABLE ENERGY GROUP, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(IN THOUSANDS)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$186,366	$22,259	$88,869
Adjustments to reconcile net income to net cash flows from operating activities:
Equity in earnings of continuing operations	(178,100)	(20,071)	(98,432)
Depreciation expense	255	157	410
Amortization expense	314	240	189
Provision for doubtful accounts	—	12	—
Stock compensation expense	5,416	13,119	5,934
(Income) loss from equity method investees	—	(71)	59
Deferred tax benefit	(12,239)	(7,794)	(4,967)
Change in fair value of preferred stock conversion feature embedded derivatives	—	(11,975)	(7,939)
Change in fair value of Seneca Holdco liability	—	(249)	2,097
Expense settled with stock issuance	—	1,898	—
Dividends received from subsidiary	162,969	—	6,802
Premium paid for Seneca Landlord investment	—	(7,063)	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(514)	675	(564)
Prepaid expenses and other assets	2,849	(4,978)	(204)
Accounts payable	(1,246)	2,254	674
Accrued expenses	770	(973)	1,818
Net cash flows provided from (used in) operating activities	166,840	(12,560)	(5,254)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in investments in subsidiaries	(153,343)	(352)	(158)
Cash paid for purchase of property, plant and equipment	(2,444)	(666)	(679)
Cash paid for acquisitions	(10,933)	(1,647)	—
Net cash flows used in investing activities	(166,720)	(2,665)	(837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid on note receivable to subsidiaries	(35,982)	(22,711)	(1,482)
Cash received on note receivable from subsidiaries	27,754	—	4,671
Cash paid on note payable from subsidiaries	—	(3,846)	—
Cash received on note payable from subsidiaries	—	1,250	2,596
Repayment of investment in Seneca Landlord	—	(4,000)	—
Cash received upon exercise of warrants	—	—	48
Cash received from initial public offering	—	63,747	—
Cash paid for issuance cost of common and preferred stock	(25)	(1,699)	(1,199)
Cash paid for treasury stock	(282)	(3,074)	—
Cash paid for preferred stock dividends	(1,291)	(3,155)	—
Net cash flows provided from (used in) financing activities	(9,826)	26,512	4,634
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,706)	11,287	(1,457)
CASH AND CASH EQUIVALENTS, Beginning of period	11,287	—	1,457
CASH AND CASH EQUIVALENTS, End of period	$1,581	$11,287	$—
See notes to the Renewable Energy Group, Inc. and subsidiaries consolidated financial statements elsewhere herein.

SCHEDULE I
RENEWABLE ENERGY GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
For The Three Years Ended December 31, 2013, 2012 and 2011
NOTE 1—BASIS OF PRESENTATION
The accompanying condensed financial statements (the Parent Company Financial Statements) of Renewable Energy Group, Inc., including the notes thereto, should be read in conjunction with the consolidated financial statements of Renewable Energy Group, Inc. and subsidiaries (the Company) and the notes thereto. The condensed financial statements and notes thereto are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) and do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2013.
The condensed financial information of Renewable Energy Group, Inc. includes only the financial information for the Registrant, Renewable Energy Group, Inc., excluding all of its consolidated subsidiaries. The accompanying financial statement information reflects the financial position, results of operations and cash flows of the Registrant on a separate, parent company basis. All subsidiaries of Renewable Energy Group, Inc. are reflected as investments accounted for using the equity method. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Renewable Energy Group, Inc.’s audited Consolidated Financial Statements for the year ended December 31, 2013. The schedule is required based upon the limitations on dividends and distributions that its subsidiaries can make to the Registrant under the terms of their debt agreements as described in the Note 12 — Borrowings to the consolidated financial statements.
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
Date: February 28, 2014
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

Date
/s/ Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Daniel J. Oh

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	February 28, 2014
Chad Stone

/s/ Chad A. Baker	Controller (Principal Accounting Officer)	February 28, 2014
Chad A. Baker

/s/ Jeffrey Stroburg	Director (Chairman)	February 28, 2014
Jeffrey Stroburg

/s/ Delbert Christensen	Director	February 28, 2014
Delbert Christensen

/s/ Randolph L. Howard	Director	February 28, 2014
Randolph L. Howard

/s/ Michael A. Jackson	Director	February 28, 2014
Michael A. Jackson

/s/ Michael Scharf	Director	February 28, 2014
Michael Scharf

/s/ Christopher Sorrells	Director	February 28, 2014
Christopher Sorrells

EXHIBIT INDEX

Exhibit Number	Description

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

10.12	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010)

10.13
Agreement for Purchase and Sale of Assets and Common Stock by and among ARES Corporation, Clovis Biodiesel, LLC, REG Clovis, LLC and the Company dated August 24, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2010)

10.14
Investment Agreement, dated as of July 15, 2011, by and among the Company and certain holders of the Company’s Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2011)

10.15
Second Amendment to Stockholders Agreement, dated as of July 15, 2011, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2011)

Exhibit Number	Description
10.16
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

10.18
Employment Agreement, dated as of September 28, 2011, by and between the Company and Daniel J. Oh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2011)

10.19
Termination Agreement and Mutual Release, dated as of July 15, 2011, by and among USRG Holdco IX, LLC, the Company, and REG Services, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

10.20
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011)

10.21
Asset Purchase Agreement, by and among, Soymor Cooperative, Soymor Biodiesel, LLC, REG Albert Lea, LLC, and the Company, dated June 8, 2011 (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed November 28, 2011)

10.22
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.23
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

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

101.2
The following financial information of Parent Company for the fiscal year ended December 31, 2013, is formatted in XBRL interactive data files: (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations; (iii) Condensed Statements of Redeemable Preferred Stock and Equity; and (iii) Condensed Statements of Cash Flows. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.