Form 10-Q
period 2014-03-31
Renewable Energy Group, Inc.
filed 2014-05-09
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 30, 2014, the registrant had 38,788,076 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,224	$153,227
Marketable securities	59,838	—
Accounts receivable, net (includes amounts owed by related parties of $354 and $426, respectively)	31,014	82,911
Inventories	94,075	85,814
Prepaid expenses and other assets	29,425	25,568
Total current assets	290,576	347,520
Property, plant and equipment, net	306,461	286,044
Property, plant and equipment, net - variable interest entity	5,123	5,180
Goodwill	119,710	84,864
Intangible assets, net	20,841	4,867
Other assets (includes amounts owed by related parties of $0 and $35, respectively)	12,657	12,380
TOTAL ASSETS	$755,368	$740,855
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,437	$10,986
Current maturities of notes payable	7,318	6,729
Current maturities of notes payable—variable interest entity	300	300
Accounts payable (includes amounts owed to related parties of $380 and $552, respectively)	44,165	48,727
Accrued expenses and other liabilities	7,162	12,305
Deferred income taxes	2,664	3,687
Deferred revenue	11,844	15,503
Total current liabilities	75,890	98,237
Unfavorable lease obligation	7,623	7,905
Deferred income taxes	5,227	2,691
Contingent consideration for acquisition	15,706	—
Notes payable	21,900	23,422
Notes payable - variable interest entity	3,656	3,729
Other liabilities	5,275	6,838
Total liabilities	135,277	142,822
COMMITMENTS AND CONTINGENCIES (Note 15)
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 0 and 143,313 shares outstanding; redemption amount $0 and $3,583, respectively)	—	3,963
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,788,076 and 36,506,221 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	387,765	359,671
Warrants—additional paid-in-capital	147	147
Retained earnings	236,113	238,134
Accumulated other comprehensive loss	(52)	—
Treasury stock (530,898 and 530,898 shares outstanding, respectively)	(3,886)	(3,886)
Total stockholders’ equity	620,091	594,070
TOTAL LIABILITIES AND EQUITY	$755,368	$740,855
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2014	March 31, 2013
REVENUES:
Biodiesel sales	$209,122	$119,721
Biodiesel government incentives	9,890	144,605
	219,012	264,326
Services	28	42
	219,040	264,368
COSTS OF GOODS SOLD:
Biodiesel	200,305	165,883
Biodiesel—related parties	7,146	11,730
Services	25	60
	207,476	177,673
GROSS PROFIT	11,564	86,695
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,527	9,644
INCOME (LOSS) FROM OPERATIONS	(1,963)	77,051
OTHER INCOME (EXPENSE), NET:
Other income	48	117
Interest expense	(551)	(576)
	(503)	(459)
INCOME (LOSS) BEFORE INCOME TAXES	(2,466)	76,592
INCOME TAX BENEFIT (EXPENSE)	107	(30,189)
NET INCOME (LOSS)	(2,359)	46,403
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	378	—
LESS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	—	(839)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	(40)	—
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	—	(6,510)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(619)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(2,021)	$38,435
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.05)	$1.25
DILUTED	$(0.06)	$1.25
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,290,404	30,639,284
DILUTED	38,557,441	36,628,662
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(2,359)	$46,403
Unrealized losses on marketable securities, net of taxes of $0 and $0, respectively	(52)	—
Reclassification adjustment for realized losses on marketable securities include in net income (loss), net of taxes of $0 and $0, respectively	—	—
Other comprehensive loss	(52)	—
Comprehensive income (loss)	$(2,411)	$46,403
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Warrants - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cost of Treasury Stock	Total
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	$273,989	$147	$53,823	$—	$(3,198)	$324,764
Issuance of common stock	—	—	58,501	—	423	—	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(1,140)	(32)	2,300	—	32	—	—	—	—	32
Conversion of restricted stock units to common stock (net of 21,675 shares of treasury stock purchased)	—	—	28,325	—	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	1,356	—	—	—	—	1,356
Net income	—	—	—	—	—	—	46,403	—	—	46,403
BALANCE, March 31, 2013	2,993,966	$83,011	30,649,061	$3	$275,800	$147	$100,226	$—	$(3,356)	$372,820
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,671	$147	$238,134	$—	$(3,886)	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	—	378	—	—	378
Issuance of common stock in acquisition	—	—	2,230,559	—	26,254	—	—	—	—	26,254
Stock compensation expense	—	—	—	—	1,235	—	—	—	—	1,235
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	—	(52)	—	(52)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	(40)	—	—	(40)
Net loss	—	—	—	—	—	—	(2,359)	—	—	(2,359)
BALANCE, March 31, 2014	—	$—	38,788,076	$4	$387,765	$147	$236,113	$(52)	$(3,886)	$620,091
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,359)	$46,403
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	3,004	2,080
Amortization expense of assets and liabilities, net	(121)	(132)
Provision for doubtful accounts	(150)	(304)
Stock compensation expense	1,235	1,356
Deferred tax expense (benefit)	(387)	2,539
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	52,213	(153,421)
Inventories	(8,261)	(44,307)
Prepaid expenses and other assets	(3,734)	(2,872)
Accounts payable	(7,383)	88,801
Accrued expenses and other liabilities	(5,578)	24,369
Deferred revenue	(3,659)	1,361
Net cash flows provided by (used in) operating activities	24,820	(34,127)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(59,975)	—
Cash paid for purchase of property, plant and equipment	(12,773)	(9,923)
Cash paid for LS9 asset acquisition	(15,275)	—
Other investing activities	112	(58)
Net cash flows used in investing activities	(87,911)	(9,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	300,186	228,629
Repayments on line of credit	(308,735)	(201,192)
Cash paid on note payable	(1,006)	(790)
Cash paid for debt issuance costs	(118)	(44)
Cash paid for equity issuance costs	(108)	(21)
Cash paid for treasury stock	(529)	(282)
Cash paid for preferred stock dividends	(40)	—
Cash paid for redemption of preferred stock	(3,562)	—
Net cash flows provided from (used in) financing activities	(13,912)	26,300
NET CHANGE IN CASH AND CASH EQUIVALENTS	(77,003)	(17,808)
CASH AND CASH EQUIVALENTS, Beginning of period	153,227	66,785
CASH AND CASH EQUIVALENTS, End of period	$76,224	$48,977

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash received for income taxes	$40	$2,132
Cash paid for interest	$539	$345
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,579	$3,782
Debt issuance cost	$63	$3
Incentive stock liability for raw material supply agreement	$101	$84
Equity issuance costs	$321
Issuance of common stock for acquisition	$26,254
Contingent consideration for acquisition	$17,050
Gain on redemption of preferred stock	$378
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2014 and 2013
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
On January 22, 2014, REG Life Sciences, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9, Inc. (LS9) as part of its strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 was a development stage company focused on researching and developing technology to harness the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products.
The biodiesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biomass-based diesel mixture excise tax credit (BTC) expired on December, 31 2013 and it is uncertain whether it will be reinstated. This expiration, along with other amendments of any one or more of those laws or incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have disclosed a summary of the Company's significant accounting policies in the December 31, 2013 Annual Report on Form 10-K. There have been no material changes from the policies previously disclosed other than those noted below.
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of March 31, 2014. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the three months ended March 31, 2014 and 2013, respectively, gross realized gains and losses on available-for-sale securities were not material.
Contingent Consideration for Acquisitions
The contingent consideration for acquisition liability was established at the time of acquisition of LS9 and is adjusted to fair value at each reporting period (See Note 3 - Acquisition of LS9, Inc.). The change in fair value is included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations and was not material for the three months ended March 31, 2014.

Research and Development Costs
Research and development (R&D) costs are charged to expense as incurred. R&D expense was $1,873 and $60 for the three month ended March 31, 2014 and 2013, respectively. In process research and development (IPR&D) assets acquired in connection with the acquisition of LS9 are recorded on the Condensed Consolidated Balance Sheets as intangible assets. Acquired IPR&D is initially assigned an indefinite life and is subject to impairment testing until the completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is expensed. Once the associated R&D efforts are completed, the carrying value of the IPR&D is reclassified as a finite-lived asset and is amortized over its useful life.
Redeemable Preferred Stock
In March 2014, the Company redeemed all outstanding shares of Series B Preferred Stock. No shares of Series B Preferred Stock remain outstanding at March 31, 2014.
New Accounting Standards
In the first quarter of 2014, the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires unrecognized tax benefits to be presented as a reduction to deferred tax assets for net operating loss carryforwards. The adoption did not have a material impact to the Company’s financial position, results of operations or cash flows.
NOTE 3 — ACQUISITION OF LS9, INC.
On January 22, 2014, REG Life Sciences, LLC, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9. The Company has not completed its initial accounting for this business combination as the valuation of the contingent consideration, in-process research & development intangible assets and goodwill acquired has not been finalized. The following table summarizes the consideration paid for LS9 and the amounts of assets acquired and liabilities assumed at the acquisition date:

January 22, 2014
Consideration at fair value:
Cash	$15,275
Common stock	26,254
Contingent consideration	17,050
Total	$58,579

January 22, 2014
Assets (liabilities) acquired:
Property, plant and equipment	$8,215
In-process research & development intangible assets	15,956
Goodwill	34,846
Other noncurrent liabilities	(438)
Total	$58,579
The fair value of the 2,230,559 Common Stock issued as part of the consideration paid for LS9 was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. The portion of contingent consideration estimated to be paid within twelve months is $1,344 and is included in accrued expenses on the condensed consolidated balance sheet.
The goodwill acquired is included in the biodiesel segment, is expected to be deductible for tax purposes and arises largely from the synergies and certain intangible assets that do not qualify for separate recognition.

The amounts of LS9's revenue and earnings included in our consolidated income statement for the three months ended March 31, 2014 and the revenue and earnings of the combined entity had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net Income	Basic Net Income Per Share
Actual from 1/22/2014 - 3/31/2014	$—	$(1,843)	N/A
2014 supplemental pro forma from 1/1/2014 - 3/31/2014	219,061	(2,644)	(0.06)
2013 supplemental pro forma from 1/1/2013 - 3/31/2013	264,403	43,350	1.11

NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available for sale. The following tables summarizes the Company's marketable securities:

	As of March 31, 2014
	Maturity	Gross Amortized Cost	Fair Value	Total Unrealized Losses
Commercial paper	Within one year	$26,950	$26,947	$(3)
Corporate bonds	Within one year	25,541	25,508	(33)
Certificates of deposit	Within one year	7,399	7,383	(16)
Total		$59,890	$59,838	$(52)
NOTE 5 — INVENTORIES
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$15,039	$13,393
Work in process	1,407	1,456
Finished goods	77,629	70,965
Total	$94,075	$85,814
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2014	December 31, 2013
Commodity derivatives and related collateral, net	$12,981	$13,675
Prepaid expenses	2,949	2,414
Deposits	4,241	293
RIN inventory	6,650	6,455
Income taxes receivable	2,138	2,197
Other	466	534
Total	$29,425	$25,568

RIN inventory values were adjusted in the amount of $579 and $1,277 at March 31, 2014 and December 31, 2013, respectively, to reflect the lower of cost or market.
NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and the changes in goodwill for the three month period ended March 31, 2014:

	Biodiesel	Services	Total
Balance, December 31, 2013	$68,784	$16,080	$84,864
Acquisitions	34,846	—	34,846
Balance, March 31, 2014	$103,630	$16,080	$119,710
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	As of March 31, 2014
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$5,603	$(833)	$4,770
Ground lease	200	(85)	115
Total amortizing intangibles	5,803	(918)	4,885
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$21,759	$(918)	$20,841

	As of December 31, 2013
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$5,502	$(753)	$4,749
Ground lease	200	(82)	118
Total amortizing intangibles	5,702	(835)	4,867
In-process research and development, indefinite lives	—	—	—
Total intangible assets	$5,702	$(835)	$4,867
The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2018 is as follows:

April 1, 2014 through December 31, 2014	$335
2015	479
2016	492
2017	506
2018	521
2019 and thereafter	2,552
NOTE 9 — BORROWINGS
The Company’s notes payable are as follows:

	March 31, 2014	December 31, 2013
REG Danville term loan	$5,326	$5,626
REG Newton term loan	17,514	18,143
REG Mason City term loan	5,135	5,135
Other	1,243	1,247
Total notes payable	$29,218	$30,151
Bell, LLC promissory note—variable interest entity	$3,956	$4,029
REG Danville, LLC (REG Danville) has a term loan agreement with Fifth Third Bank (Danville Loan) which will mature in November 2015. The Danville Loan requires monthly principal payments of $150 and interest based on a rate of LIBOR plus 5% per annum (5.15% at March 31, 2014). The Danville Loan is secured by the Danville facility and contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it from making payments to the Company in certain situations. The Danville Loan also requires semi-annual payments equal to 50% of its Excess Cash Flow which is defined as REG Danville’s EBITDA plus certain affiliate payments, less principal payments, interest expense, taxes and capital expenditures. The excess cash flow payment required for the second half of 2013 was $1,350 and was paid in April 2014. The Company recorded an estimated excess cash flow payment required the three months ended March 31, 2014 of $346.
REG Newton, LLC (REG Newton) has a term loan agreement AgStar Financial Services, PCA (Newton Loan) which will mature in December 2018. The Newton Loan is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR plus 400 basis points (4.16% at March 31, 2014). REG Newton is required to make monthly principal and interest payments of $270. The Newton Loan agreement requires REG Newton to make an annual payment equal to 50% of its Excess Cash Flow which is defined as REG Newton's EBITDA, less the sum of required debt payments, interest expense, up to $750 in maintenance capital expenditure and allowed distributions. There was no required excess cash flow payment required for 2013 or the three months ended March 31, 2014.
REG Mason City, LLC (REG Mason City) has a term loan agreement with Soy Energy, LLC (Mason City Loan) which will mature in July 2019. The Mason City loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $92 starting in April 2014. Interest is based on a fixed rate of 5%. The Mason City Loan is secured by the Mason City Facility and contains a covenant that restricts REG Mason City’s ability to take certain actions, including prohibiting it from making payments to the Company in certain circumstances. The Mason City Loan requires annual excess cash flow payments equal to 50% of its excess cash flow. There was no required excess cash flow payment required for 2013 or the three months ended March 31, 2014.
Revolving Line of Credit

	March 31, 2014	December 31, 2013
Amount borrowed under revolving line of credit	$2,437	$10,986
Maximum available to be borrowed under revolving line of credit	$20,938	$29,014
The Company, through two of its subsidiaries, has a revolving credit facility with a bank group (the Wells Fargo Revolver) which matures in December 2016. The agreement provides for loans up to $40,000 based on eligible collateral. The loans bear interest at (a) LIBOR plus a margin ranging from 2.50% to 3.25% or (b) the greatest of (i) 1.75% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the LIBOR Rate plus 1.5%, or (iv) the “prime rate” plus 1.00% to 1.75%. The effective interest rate was 3.75% at March 31, 2014.
The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined) of at least 1.0 to 1.0 and to have Excess Availability (as defined) of at least $4,000. The revolving credit facility is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of certain subsidiaries, subject to a $25,000 limitation.
NOTE 10 — RELATED PARTY TRANSACTIONS
West Central Cooperative

West Central beneficially owns more than 5% of our outstanding securities. The Company has several contractual relationships and transactions with West Central, including contracts for services, supply of soybean oil feedstock, a ground lease for the Ralston facility and an extended payment terms arrangement
Under the ground lease with West Central, West Central leases the real property on which the Ralston facility is located for an annual rental fee of one dollar. The ground lease has a 20-year term ending July 31, 2026 and the Company may elect to extend the term for six additional five-year terms. The Company also has an Asset Use Agreement with West Central which provides for the use of certain assets, such as buildings, equipment and utilities, which will be charged to the Company based on fixed and variable components.
The Company purchases once-refined soybean oil from West Central to supply the Ralston facility. On October 1, 2012, the Company entered into a new feedstock supply agreement with West Central. The supply agreement is for a sixteen month period with the option for a one year extension. West Central agrees to supply and the Company agrees to purchase soybean oil for the Ralston facility at a price indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with an agreed upon negotiated market basis.
In June 2009, the Company entered into an extended payment terms agreement with West Central. The agreement set forth the terms of payment that apply for soybean oil that West Central sold to the Company for use at the Ralston facility, as well as any other feedstock that West Central agreed to sell. Pursuant to the agreement, payment for feedstocks delivered by West Central is required to be made within 45 days after delivery by West Central of an invoice for the feedstocks. Interest accrues on amounts due for feedstocks supplied by West Central beginning on the fifth day after West Central delivered an invoice for the feedstock until paid. At no time during the term of the agreement is the amount payable to West Central permitted to exceed $3,000. The agreement expires in January 2015 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cost of goods sold – Biodiesel	$7,146	$11,730
Selling, general and administrative expenses	$—	$2
Interest expense	$—	$20

	As of March 31, 2014	As of December 31, 2013
Accounts receivable	$354	$426
Other assets	$—	$35
Accounts payable	$380	$552
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to hedge its exposure to price risk related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the condensed consolidated balance sheet. Unrealized gains and losses are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. As of March 31, 2014, the Company had 1,239 open commodity contracts.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within prepaid and other assets in the condensed consolidated balance sheet. The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the condensed consolidated balance sheet:

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,064	$371	$325	$546
Cash collateral	12,288	—	13,896	—
Total gross amount recognized	13,352	371	14,221	546
Gross amounts offset	(371)	(371)	(546)	(546)
Net amount reported in the condensed consolidated balance sheet	$12,981	$—	$13,675	$—
The following table sets forth the pre-tax gains (losses) included in the condensed consolidated statement of operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Commodity contracts	Cost of goods sold – Biodiesel	$(694)	$1,367
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$1,801	$1,801	$—	$—
Marketable securities:
Certificates of deposit	7,383	—	7,383	—
Commercial paper	26,947	—	26,947	—
Commercial notes/bonds	25,508	—	25,508	—
Commodity contract derivatives	693	—	693	—
Contingent consideration for acquisition	(17,050)	—	—	(17,050)

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(221)	$—	$(221)	$—
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014:

Contingent consideration for acquisition	Three months ended March 31, 2014
Balance at beginning of the period	$—
Additions for acquisition	17,050
Balance at end of period	$17,050
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2014		As of December 31, 2013
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Notes payable and lines of credit	$(35,611)	$(35,537)	$(45,166)	$(45,094)
The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values. Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices, e.g., interest rates and yield curves. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.
Commodity derivatives: The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options and written call options. The fair value is determined based on quoted prices of similar contracts in over-the-counter markets and are reflected in Level 2.
Contingent consideration for acquisitions: The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should achievement of certain milestones related to the development and commercialization of products from LS9’s technology occur. There is no observable market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. An 8% discount rate is used to estimate the fair value of the expected payments.
Notes payable and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.

NOTE 13 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and RSU's.
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Options to purchase common stock	87,026	87,026
Restricted stock units	567,716	504,666
Stock appreciation rights	1,583,670	1,073,385
Warrants to purchase common stock	17,916	17,916
Total	2,256,328	1,682,993
The following table presents the calculation of diluted net income (loss) per share:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (loss) attributable to the Company’s common stockholders - Basic	$(2,021)	$38,435
Plus: change in undistributed dividends allocated to preferred stockholders	—	839
Plus: distributed dividends to Preferred Stockholders	40	—
Plus (Less): effect of participating securities	(378)	6,498
Net income (loss) available to common stockholders - Dilutive	(2,359)	45,772
Shares:
Weighted-average shares used to compute basic net income (loss) per share	38,290,404	30,639,284
Adjustment to reflect conversion of preferred stock	267,037	5,989,378
Weighted-average shares used to compute diluted net income (loss) per share	38,557,441	36,628,662
Net income (loss) per share attributable to common stockholders
Diluted	$(0.06)	$1.25
NOTE 14 — REPORTABLE SEGMENTS
The Company reports its reportable segments based on products and services provided to customers, which include Biodiesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.

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
The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenues:
Biodiesel	$219,012	$264,326
Services	20,524	13,897
Intersegment revenues	(20,496)	(13,855)
	$219,040	$264,368
Income (loss) before income taxes:
Biodiesel	$11,561	$86,713
Services	3	(18)
Corporate and other (a)	(14,030)	(10,103)
	$(2,466)	$76,592
Depreciation and amortization expense, net:
Biodiesel	$2,589	$1,725
Services	41	19
Corporate and other (a)	253	204
	$2,883	$1,948
Cash paid for purchases of property, plant and equipment:
Biodiesel	$12,554	$9,724
Services	—	99
Corporate and other (a)	219	100
	$12,773	$9,923

	As of March 31, 2014	As of December 31, 2013
Assets:
Biodiesel	$524,440	$444,945
Services	20,718	20,542
Corporate and other (b)	210,210	275,368
	$755,368	$740,855

(a)
Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income.

(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
On December 17, 2013, the Company and REG Synthetic Fuels, LLC (REG Synthetic Fuels), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Syntroleum Corporation (Syntroleum) to acquire substantially all assets, including all of Syntroleum's intellectual property and its 50% equity interest in Dynamic Fuels, LLC. As consideration for the asset sale, REG Synthetic Fuels will assume substantially all material assets and liabilities of Syntroleum and Syntroleum will receive 3,796,000 shares of the Company's Common Stock, subject to downward adjustment (based on the value of the Company's Common Stock at closing, as calculated under the Asset Purchase Agreement) to the extent that Syntroleum’s cash on hand at closing is less than $3,200; provided, that, if the per share value of the Company’s Common Stock at closing (as calculated under the Asset Purchase Agreement) is equal to or greater than $12.91, then the number of shares of the Company's Common Stock will be equal to (i) $49,000, divided by (ii) the Company's Common Stock value at closing (as calculated under the Asset Purchase Agreement). The closing of the transaction is conditioned upon Syntroleum’s receipt of the approval of the holders of a majority of Syntroleum’s outstanding shares of common stock and other specified closing conditions. On June 3, 2014, the shareholders of Syntroleum Corporation will hold a vote to approve our agreement to purchase substantially all the assets of Syntroleum, including 50% ownership interest in Dynamic Fuels, a 75-million gallon renewable diesel refinery located in Giesmar, Louisiana, and an extensive patent portfolio of gas-to-liquids and renewable fuel technologies. We expect to close the transaction shortly thereafter. Accordingly, this transaction is not reflected in the Company's financial statements as of March 31, 2014.
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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three-months ended March 31, 2014. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We intend to become a leading producer of advanced biofuels and renewable chemicals. We are currently the largest producer of biodiesel, an advanced biofuel, in the United States based on gallons produced. We participate in each aspect of biodiesel production, from acquiring feedstock, managing construction and operating biodiesel production facilities to marketing, selling and distributing biodiesel and its co-products.
We operate a network of eight operational biodiesel plants, with an aggregate nameplate production capacity of 257 million gallons per year, or mmgy. We have acquired six of our eight facilities since February 2010. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, marketing renewable products and distributing through a network of terminals, positions us to capitalize on growing demand for biodiesel, renewable chemicals and other advanced biofuels. Our experience has enabled us to develop extensive expertise in biorefinery operations, from facility construction management and feedstock procurement to biodiesel production, marketing, logistics and risk management.
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
On January 22, 2014, we acquired substantially all of the assets and certain liabilities of LS9, Inc., or LS9, as part of our strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 was a development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets acquired consist mainly of in-process research and development, fixed assets and goodwill.
On February 12, 2014, we announced the launch of a new division, REG Energy Services, LLC, that will sell petroleum-based heating oil and diesel fuel, and enable us to offer more biofuel blends. We will sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals initially throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing terminal locations and potentially in other locations across North America.
On June 3, 2014, the shareholders of Syntroleum Corporation will hold a vote to approve our agreement to purchase substantially all the assets of Syntroleum, including 50% ownership interest in Dynamic Fuels, a 75-million gallon renewable diesel refinery located in Giesmar, Louisiana, and an extensive patent portfolio of gas-to-liquids and renewable fuel technologies. We expect to close the transaction shortly thereafter.
For the three months ended March 31 2014, we sold 47 million of biodiesel, including seven million gallons that we purchased from third parties and resold. During 2013, we sold a total of 259 million gallons of biodiesel, including 48 million gallons we purchased from third parties and resold.
We own three partially completed biodiesel production facilities and one non-operational plant. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biodiesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, we acquired a 15 mmgy nameplate biodiesel production facility near Atlanta, Georgia that was idled prior to our acquisition and will remain non-operational until certain repairs or upgrades are made. We plan to complete construction and upgrade of these facilities as financing becomes available, and subject to market conditions.
We derive revenues from two reportable business segments: Biodiesel and Services
Biodiesel Segment
Our Biodiesel segment, as reported herein, includes:

•	the operations of the following biodiesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

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
We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biodiesel production process. In 2013 and the three months ended March 31, 2014, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.
In accordance with EPA regulations, we generate 1.5 Renewable Identification Numbers, or RINS, for each gallon of biodiesel we produce and sell. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biodiesel we sell. We generally attach 1.5 RINs when we sell a gallon of biodiesel. As a result, a portion of our selling price for a gallon of biodiesel is generally attributable to RFS2 compliance, however no cost is allocated to the RINs generated by our biodiesel production as RINs are a form of government incentive and not a result of the physical attributes of the biodiesel production. In addition, RINs, once obtained with gallons of biodiesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biodiesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
We have utilized our construction management expertise internally to upgrade our facilities. We are currently working on a $20 million upgrade to our Mason City facility and a $13 million upgrade to our Newton facility. In 2013, we completed a $22 million upgrade to our Albert Lea facility and spent $4 million and $1 million in repairs of our recently acquired New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biodiesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
Factors Influencing Our Results of Operations
The principal factors affecting our operations are the market prices for biodiesel and the feedstocks used to produce biodiesel, as well as governmental programs designed to create incentives or requirements for the production and use of biodiesel.
Governmental programs favoring biodiesel production and use
Biodiesel has historically been more expensive than petroleum-based diesel, excluding biodiesel incentives and credits. The biodiesel industry’s growth has largely been the result of federal and state programs that require or incentivize biodiesel, which allows biodiesel to compete with petroleum-based diesel on price.
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program required the domestic use of one billion gallons of biodiesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 RVO. The EPA has proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 billion for 2014. According to EMTS data, 0.33 billion gallons of biomass-based diesel was produced for the three months ended March 31, 2014. Since 2010, our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.
The 2013 RFS2 requirement for biomass-based diesel was 1.28 billion. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced in 2013. We believe more gallons were produced in 2013 than were required by RFS2 as a result of the fact that the federal biomass-based diesel mixture excise tax credit, or BTC, was set to expire on December 31, 2013. Since Obligated Parties are allowed to satisfy up to 20% of their 2014 RVO with 2013 RINs, we believe many producers, importers and purchasers of biodiesel were taking advantage of the BTC while it was available. We believe this 2013 overproduction and importation of more biodiesel in 2013 than was required to meet the 2013 RVO, when combined with the unseasonably cold winter, led to decreased demand for biodiesel in the first quarter of 2014.

The BTC provided a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The BTC expired on December 31, 2013 and it is uncertain whether it will be reinstated again. The expiration of the BTC along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
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
Regulatory and legislative factors also influence the price of biodiesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. In December 2013, the value of RINs, as reported by OPIS, contributed approximately $0.49, or 13%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43%, per gallon in January. There was a sharp decline in RIN prices during the third and fourth quarters of 2013. During this period, RIN pricing declined from $1.07 per RIN at June 30, 2013 to the low price of $0.24 per RIN in November 2013, finishing the year at $0.35 per RIN on December 31, 2013, as reported by OPIS, which contributed to the decline in average price of biodiesel during 2013. During the first three months of 2014, the value of RINs, as reported by OPIS, contributed approximately $0.84 or , or 27%, of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.
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
Demand for inedible corn oil from renewable fuel and other markets
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
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease
During 2013, 83% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.

Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly, but have generally remained at historically high levels since due to higher overall commodity prices. Over the period January 2010 to March 2014, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade, or CBOT, for crude soybean oil) have ranged from $0.3584 per pound, or $2.69 per gallon of biodiesel, in July 2010 to $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2013 was $0.4585 per pound, or $3.44 per gallon of biodiesel, compared to $0.3982 per pound, or $2.98 per gallon of biodiesel, for the three months ended March 31, 2014.
Over the period from January 2010 to March 2014, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices for The Jacobsen reported Missouri River delivery of choice white grease), have ranged from $0.2325 per pound, or $1.86 per gallon of biodiesel, in February 2010 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2013 was $0.3767 per pound, or $3.01 per gallon of biodiesel, compared to $0.2922 per pound, or $2.34 per gallon of biodiesel for the three months ended March 31, 2014.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to March 2014. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2011 to March 2014.

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
In the first quarter of 2014, feedstock prices generally decreased in January and moved higher in February and March.  Notably slower biodiesel production in January due to unseasonably cold temperatures and overhang of 2013 biodiesel inventory put pressure on feedstock prices.  A strong rally in palm oil prices helped lead values higher in February and March.  Animal fat prices were supported by larger exports and tighter supplies due to a reduction in the number of hogs and cattle going to market.
Risk Management
The profitability of the biodiesel production business largely depends on the spread between prices for feedstocks and biodiesel, including RINs, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil, inedible animal fat, soybean oil and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biodiesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2013 and the first three months of 2014. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biodiesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expires on January 31, 2015 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
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
We incurred risk management losses of $0.7 million and a gain of $1.4 million from our derivative financial instrument activity for the three months ended March 31, 2014 and 2013, respectively. Changes in the value of these futures or options instruments are recognized in current income or loss. Over the first three months of 2014, we had risk management losses of approximately $0.01 per gallon sold. Over the last three years, risk management losses have represented an expense of approximately $0.02 per gallon sold.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination and our costs of shipping increases as more biodiesel is transported to warmer climate states during winter.
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

Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011 and 2012 in excess of RFS2 volume requirements put downward pressure on our margins for biodiesel, negatively affecting our profitability in 2012. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. As of this filing, the EPA has proposed the 2014 and 2015 biomass-based diesel RVO at 1.28 billion gallons for each year. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs, meaning that gallons produced in 2013 could potentially be used to satisfy 256 million gallons of the 1.28 billion gallon requirement for 2014.
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
We have disclosed under the heading “Critical Accounting Policies” in our December 31, 2013 Annual Report on Form 10-K the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.
Valuation of certain assets and liabilities related to acquisition of LS9. The significant estimates related to our acquisition of LS9 include the valuation of in-process research and development intangible assets, or IPR&D, and contingent consideration. We engaged an independent external valuation specialist to provide assistance in measuring the fair values of these assets and liabilities related to the acquisition.
The fair value of the IPR&D was determined using an income approach called the excess earnings method. Cash flows for specific products for which the IPR&D relate were forecasted, and include estimates for costs to complete research and development activities, projected revenues based upon market data and discussions with market participants and projected operating expenses based on experience with smaller scale production. Appropriate returns for other identifiable assets were then calculated using generally accepted valuation methodologies and deducted from the forecast. These residual cash flows were then discounted to their present value using a risk adjusted discount rate of 25%. This rate reflects the developmental stage of the business and risks associated with development and commercialization of the products. Several scenarios were considered for each IPR&D project to reflect the possible outcomes dependent on future decisions related to production capacity, feedstock inputs and costs and decisions to discontinue development. Each scenario was assigned a probability based on its likelihood of occurring. The estimated fair value of IPR&D was arrived at by adding the probability weighted values of the scenarios considered.
We will pay contingent consideration of $21.5 million to the previous owners of LS9 if, and when, we achieve certain development and commercialization milestones of products from LS9’s technology. Payments for achieving individual product milestones range from $0.5 million to $2.5 million and are payable in either cash or shares of our common stock at our election. The fair value of contingent consideration was determined using an expected probability income approach. We estimated the likelihood of achieving each milestone for each product under development. These probabilities ranged from 0% to 88%. The anticipated time to reaching each milestone was also considered to determine if the payment would be made within the five-year milestone consideration time frame. Both the likelihood of achieving milestones and the related timing were estimated based on the current stage of development and the complexity of completing development and commercialization. If the anticipated time to the milestone fell within the time frame, then the probability-weighted earnout payment was discounted using a risk adjusted discount rate of 8%. The fair value of the contingent consideration will be estimated at the end of each reporting period with changes in fair value running through current period earnings.

Results of Operations
Three months ended March 31, 2014 and 2013
Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenues
Biodiesel	$209,122	$119,721
Biodiesel government incentives	9,890	144,605
Total biodiesel	219,012	264,326
Services	28	42
Total	219,040	264,368
Costs of goods sold
Biodiesel	207,451	177,613
Services	25	60
Total	207,476	177,673
Gross profit	11,564	86,695
Selling, general and administrative expenses	13,527	9,644
Income (loss) from operations	(1,963)	77,051
Other income (expense), net	(503)	(459)
Income tax benefit (expense)	107	(30,189)
Net income (loss) attributable to REG	(2,359)	46,403
Gain on redemption of preferred stock	378	—
Change in undistributed dividends allocated to preferred stockholders	—	(839)
Distributed dividends to preferred stockholders	(40)	—
Effects of participating preferred stock	—	(6,510)
Effects of participating share-based awards	—	(619)
Net income (loss) attributable to the Company’s common stockholders	$(2,021)	$38,435
Revenues. Our total revenues decreased $45.3 million, or 17%, to $219.0 million for the three months ended March 31, 2014, from $264.4 million for the three months ended March 31, 2013. This decrease was primarily due to reductions in biodiesel government incentives resulting from the expiration of the biodiesel mixture excise tax credit, or BTC, at December 31, 2013.
Biodiesel. Biodiesel revenues including government incentives decreased $45.3 million, or $17%, to $219.0 million for the three months ended March 31, 2014, from $264.3 million for the three months ended March 31, 2013. This decrease in biodiesel revenues is mostly attributable to the net revenue associated with the retroactive reinstatement of the 2012 BTC recorded in the first three months of 2013 of $57.4 million. Gallons sold increased 8.4 million, or 22%, to 47.3 million gallons for the three months ended March 31, 2014, respectively, compared to 38.9 million gallons for the three months ended March 31, 2013. Our average B100 sales price per gallon decreased $0.90, or 20%, to $3.54 for the three months ended March 31, 2014 compared to $4.44 for the three months ended March 31, 2013, respectively. The decrease in average sales price for the three months ended March 31, 2014 contributed to a $35.0 million revenue decrease when applied to the number of gallons sold during the respective period of 2013. The increase in gallons sold for the three months ended March 31, 2014 accounted for revenue increases of $29.7 million for the three months ended March 31, 2014 using pricing for the respective period of 2014. Sales of separated RIN inventory were $30.0 million and $15.1 million for the three months ended March 2014 and 2013, respectively. The decrease in government incentives relates to the expiration of the BTC at December 31, 2013.
Services. Service revenues were minimal for the three months ended March 31, 2014 and 2013, respectively.
Costs of goods sold. Our costs of goods sold increased $29.8 million, or 17%, to $207.5 million for the three months ended March 31, 2014 from $177.7 million for the three months ended March 31, 2013. Costs of goods sold as a percentage of revenues were 95% and 67% for the three ended March 31, 2014 and 2013, respectively. The increase in costs of goods sold as a percentage of revenues during the three months ended March 31, 2014, was primarily due to the recognition of 2012 BTC net revenue recognized in January 2013. In addition, the unseasonably cold weather reduced overall diesel demand, as well as biodiesel blends, and our production facilities saw an increase in utility expense, primarily due to increase in natural gas prices.
Biodiesel. Biodiesel costs of goods sold increased $29.8 million, or 17%, to $207.5 million for the three months ended March 31, 2014, compared to $177.6 million for the three months ended March 31, 2013. The costs of goods sold increased due to additional gallons sold in the first three months 2014 and was partially offset by slightly lower feedstock prices in 2014 as compared to 2013. Average lower cost feedstocks prices were $0.32 and $0.39 for the three months ended March 31, 2014 and 2013, respectively. Soybean oil costs were $0.40 and $0.52 for the three months ended March 31, 2014 and 2013, respectively. We had losses of $0.7 million and gains of $1.4 million from risk management trading activity for the three months ended March 31, 2014 and 2013, respectively. Costs of goods sold for separated RIN inventory sales were $17.8 million and $12.7 million for the three months ended March 31, 2014 and 2013, respectively. Biodiesel costs of goods sold as a percentage of revenues were 95% and 67% for the three months ended March 31, 2014 and 2013, respectively. This increase was primarily due to BTC net revenues in 2013 and lower biodiesel prices during 2014 compared to 2013 as noted above.
Services. Services expenses were minimal for the three months ended March 31, 2014 and 2013, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $13.5 million and $9.6 million for the three months ended March 31, 2014 and 2013, respectively. This increase of $3.9 million, or 41%, was primarily due to an increase in research and development costs of $1.9 million related to our acquisition of LS9, a $0.6 million increases in wages and benefits and a $0.4 million increase in legal and professional expenses.
Other income (expense), net. Other expense was $0.5 million for both the three months ended March 31, 2014 and 2013, respectively. Other income (expense) is primarily comprised of interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $0.1 million and an income tax expense of $30.2 million for the three months ended March 31, 2014 and 2013, respectively. We generated significant net operating loss carryforward for tax purposes and established a valuation reserve for a significant portion of our deferred tax assets in the third quarter of 2013 when we recognized the impact of excluding certain governmental incentives from taxable income. The tax benefit or expense in subsequent periods, including the three months ended 2014, has not been significant as most of the current tax benefit or expense has been offset by similar changes in the valuation allowance.
Gain on redemption of preferred stock. We recognized a gain of $0.4 million which represents the difference between the carrying amount and the amount we paid to redeem all of the then outstanding Series B Preferred Stock shares in March 2014.
Change in undistributed dividends. As a result of the above mentioned redemption of the Series B preferred stock, there were no undistributed preferred stock dividends for the three months ended March 31, 2014.
Distributed dividends. Distributed dividends related to the Series B Preferred Stock upon redemption were minimal for the three months ended March 31, 2014. There were no distributed dividends for the three months ended March 31, 2013.
Effects of participating preferred stock. Effects of participating preferred stock was a gain of $0.1 million and a loss of $6.5 million for the three months ended March 31, 2014 and 2013, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units were minimal for the three months ended March 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
Sources of liquidity. At March 31, 2014, the total of our cash and cash equivalents and our marketable securities was $136.1 million compared to $153.2 million at December 31, 2013. At March 31, 2014, we had total assets of $755.4 million compared to $740.9 million at December 31, 2013. At March 31, 2014, we had term debt of $33.2 million, compared to term debt of $34.2 million at December 31, 2013. There were outstanding borrowings on our revolving line of credit of $2.4 million and $11.0 million at March 31, 2014 and December 31, 2013, respectively.

Our borrowings (in millions) are as follows:

	March 31, 2014	December 31, 2013
REG Danville term loan	$5.3	$5.6
REG Newton term loan	17.5	18.1
REG Mason City term loan	5.1	5.1
Other	1.3	1.4
Total notes payable	$29.2	$30.2
Bell, LLC promissory note	$4.0	$4.0
We have disclosed under the heading “Liquidity and Capital Resources” in our December 31, 2013 Annual Report on Form 10-K the capital resources which materially affect our financial statements. There have been no material changes from the capital resources previous disclosed other than those noted below. You should carefully consider the liquidity and capital resources set forth in our Annual Report on Form 10-K along with the information described below.
We and our subsidiaries were in compliance with all restrictive financial covenants associated with our borrowings as of March 31, 2014.
Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash flows provided by (used in) operating activities	$24,820	$(34,127)
Net cash flows used in investing activities	(87,911)	(9,981)
Net cash flows provided by (used in) financing activities	(13,912)	26,300
Net change in cash and cash equivalents	(77,003)	(17,808)
Cash and cash equivalents, end of period	$76,224	$48,977
Operating activities. Net cash provided by operating activities was $24.8 million for the three months ended March 31, 2014. For the first three months of 2014, net loss was $2.4 million, which includes depreciation and amortization expense of $3.0 million, stock-based compensation expense of $1.2 million and an expense for deferred tax benefit of $0.3 million. We also had a change of $23.6 million in net working capital, consisting of an $8.3 million increase in inventory, a $52.2 million decrease in accounts receivable and a $3.7 million increase in prepaid expenses, which was offset by a $13.0 million decrease in accounts payable and accruals and a decrease in deferred revenues of $3.7 million.
Net cash used in operating activities was $34.1 million for the three months ended March 31, 2013. For the first quarter of 2013, net income was $46.4 million, which includes depreciation and amortization expense of $1.9 million, stock compensation expense of $1.4 million and an expense for deferred taxes of $2.5 million. We also used $86.1 million to fund net working capital requirements, consisting of a $44.3 million increase in inventory, $153.4 million increase in accounts receivable, of which $127.9 of the accounts receivable increase relates to the retroactive 2012 BTC passed into law on January 2, 2013, and a $2.9 million increase in prepaid expenses, which was offset by a $113.1 million increase in accounts payable and accruals and an increase in deferred revenues of $1.4 million.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2014 was $87.9 million, consisting primarily of marketable securities purchases of $59.9 million, $15.3 million to purchase the LS9 business and $12.8 million to pay for upgrades to the Albert Lea, New Boston, Mason City and Seneca facilities.
Net cash used in investing activities for the three months ended March 31, 2013 was $10.0 million, consisting mainly of net cash used to pay for facility construction of $9.9 million for upgrades at REG Albert Lea, REG New Boston and REG Seneca.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2014 was $13.9 million. We paid down a net amount of $8.5 million on our line of credit and $1.0 million of notes payable. We paid $3.6 million for redemption of preferred stock. We also paid $0.5 million for the purchase of treasury stock.
Net cash provided from financing activities for the three months ended March 31, 2013 was $26.3 million. We paid $0.3 million for the purchase of treasury stock. We drew down a net amount of $27.4 million on our line of credit and paid down $0.8 million of term debt.

Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $145 to $160 million in the aggregate, excluding working capital requirements, may be invested before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, our Mason City facility and our Seneca facility. Capital expenditures related to these facility upgrades were approximately $22 million, $4 million and $1 million and $5 million, respectively, in 2013. We also plan to undertake an additional $20 million upgrade at our Mason City facility along with various facility upgrades at our existing facilities to further expand processing capabilities. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biodiesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (loss)	$(2,359)	$46,403
Adjustments:
Income tax (benefit) expense	(107)	30,189
Interest expense	551	576
Other (income) expense, net	(48)	(117)
Straight-line lease expense	(163)	(159)
Depreciation	3,004	2,080
Amortization	(185)	(199)
Non-recurring business interruption (1)	—	(863)
Biodiesel mixture excise tax credit (2)	—	(57,372)
Stock-based compensation	1,235	1,356
Adjusted EBITDA	$1,928	$21,894

(1)
We incurred a non-recurring business interruption charge at one of our production facilities in November 2012; we reflected the gain contingency in our operating performance of 2012 having received the corresponding insurance proceeds in February 2013, thus excluding it from first quarter 2013 adjusted EBITDA.

(2)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the BTC for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quarter 2013, but because this credit relates to the operating performance and results of 2012  it is excluded from 2013 adjusted EBITDA and allocated to the 2012 periods based upon gallons sold.
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

•	stock-based compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and

•	other companies, including other companies in the industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
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
Commodity Price Risk
Over the period from January 2010 through March 2014, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.82 per gallon in February 2010, with prices averaging $2.83 per gallon during this period. Over the period from January 2010 through March 2014, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.5977 per pound in April 2011 to a low of $0.3584 per pound in July 2010, with closing sales prices averaging $0.3982 per pound during this period. Over the period from January 2010 through March 2014, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.2325 per pound in February 2010, with sales prices averaging $0.2922 per pound during this period. Over the period from July 2010 through March 2014, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.21 in November 2013, with sales prices averaging $0.5645 during this period.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our $1.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.10% for the last week of March 31, 2014. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Danville’s $5.3 million term debt financing which matures in November 2014. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at March 31 at 5.15%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
REG Newton is subject to interest rate risk relating to its $17.5 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at March 31, 2014 of 4.16%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk under our Wells Fargo Revolver which matures in December 2016 under which we had $2.4 million borrowed and outstanding at March 31, 2014. The loans bear interest at (a) LIBOR plus a margin ranging from 2.50% to 3.25% or (b) the greatest of (i) 1.75% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the LIBOR Rate plus 1.5%, or (iv) the “prime rate” plus 1.00% to 1.75%. The effective interest rate was 3.75% at March 31, 2014. The loan was a base rate loan as of March 31, 2014 (effective rate at March 31, 2014 of 3.75%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2014 and December 31, 2013, net unrealized gains and losses on these investments were not material.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
According to EMTS data, 0.33 billion gallons of biomass-based diesel was produced for the three months ended March 31, 2014. As of the date of this filing, the EPA has not finalized the 2014 Renewable Volume Obligations, or RVOs. The EPA has proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. Before the RVO can be finalized, the OMB, has to approve EPA’s proposal, based on the same factors outlined above. Due to the one year delay publishing the proposal, which the EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVOs will be challenged in court which may further delay any final determination of the 2014 RVOs, which could reduce the demand for and price of our biodiesel and could harm its revenues and cash flows.
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
Biodiesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biodiesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biodiesel production costs. A lack of close correlation between production costs and biodiesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, including, but not limited to, a reduction in the value of RINs, such as the decrease that occurred in the last few months of 2012 and the last few months of 2013, would adversely affect our gross margins, cash flow and results of operations. For a detailed description of RINs, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.”
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
The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of feedstocks is difficult to predict, especially without knowing what types of feedstock materials will be optimal for use in the future, particularly at new facilities that we may construct or acquire.
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
Loss of or reductions in tax incentives for biodiesel production or consumption may have a material adverse effect on industry revenues and operating margins.
The biodiesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biomass-based diesel mixture excise tax credit, or BTC. The BTC provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, and expired again December 31, 2013. There is no assurance that it will be reinstated again. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. Although the BTC was reinstated for all of 2012, it was restated in January of 2013 and thus is reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to reinstating the BTC or when such action might be effective. If Congress does not reinstate the credit, demand for our biodiesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the BTC expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biodiesel inventories and reduced gallons sold in the first quarter of 2012. With the expiration of the BTC at the end of 2013, the industry experienced a similar surge in biodiesel production in the fourth quarter of 2013 which impacted demand in the first quarter of 2014 as a result.
In addition, several states have enacted tax incentives for the use of biodiesel. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11. Like the BTC, the Illinois tax incentive program and the tax incentive programs of other state could be changed as a result of state budget considerations or otherwise. Reduction or elimination of such incentives could materially and adversely harm our revenues and profitability.
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
At March 31, 2014, our total long-term debt was $25.56 million. This includes consolidated long-term debt owed by our Variable Interest Entities, or VIEs, including 416 South Bell, LLC, or Bell, LLC. In December 2011, certain of our subsidiaries entered into a revolving credit agreement with a bank group and Wells Fargo Capital Finance, LLC, which we refer to as the Wells Fargo Revolver. At March 31, 2014, there was $2.44 million outstanding under our lines of credit, all of which we guarantee.
All of the agreements for our indebtedness contain financial covenants the breach of which would result in an event of default by us or our subsidiary obligor. For a discussion of the financial covenants related to our debt agreements, see “Management’s discussion and analysis of financial condition and results of operations-Liquidity.”
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
We have only recently entered the market for renewable chemicals with our acquisition of LS9, Inc.'s, or LS9, assets in January 2014. To date, we have not generated any revenues from this business which is still at a pre-commercial stage. In order to generate revenue from our renewable chemicals, we must be able to produce sufficient quantities of our products, which we have not done to date.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9's assets in January 2014, as well as our pending acquisition of substantially all of Syntroleum Corporation's, or Syntroleum, assets and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
Our operating results are influenced by seasonal fluctuations in the price of and demand for biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. For example, the unseasonably cold winter recently experienced reduced demand. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola, used cooking oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.
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
In addition to the regulations mentioned above, we are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and evolving, requiring us to periodically update our compliance systems. For example, in 2008, we unintentionally generated duplicate RINs as a result of a change to the software we use to manage RIN generation. We voluntarily reported this violation to the EPA and followed EPA guidance in correcting the issue promptly. In 2011, we entered into an administrative settlement agreement with the EPA regarding this violation and paid a fine for this inadvertent violation. Any violation of these regulations by us, inadvertently or otherwise, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business. For a detailed description of RINs, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.”
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
Our success depends on the abilities, expertise, judgment, discretion, integrity and good faith of our management and employees to manage the business and respond to economic, market and other conditions. We have a relatively small management team and employee base, and the inability to attract suitably qualified replacements or additional staff could adversely affect our business. No assurance can be given that our management team or employee base will continue their employment, or that replacement personnel with comparable skills could be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.
If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2014 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biodiesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. In addition, our Houston facility, due to its coastal location, is vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations and all of our plants could incur damage from other natural disasters. A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, our REG Life Sciences, LLC, or REG Life Sciences, research and development center is in South San Francisco, California, which is subject to earthquakes. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, clean-up costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would seriously harm our results of operations and financial condition.
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
There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biodiesel. RIN prices also declined sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN at December 31, 2013, as reported by OPIS. A reduction in RIN values, such as those experienced in the second half of 2012 and 2013, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biodiesel.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 240 million gallon per year plant in Singapore, a 240 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. Diamond Green Diesel, LLC has completed construction and commenced operations of its 137 million gallon per year renewable diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business-Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely impacted.
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
According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel RINs were generated in the United States in 2011, 1.14 billion gallons were generated in 2012, 1.78 billion gallons were generated in 2013, and 0.33 billion gallons for the three months ended March 31, 2014. Such production was in excess of the 800 million gallon RFS2 requirement for 2011, the one billion gallon requirement for 2012, and the 1.28 billion gallon requirement for 2013. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biodiesel, negatively affecting our profitability. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2.
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
In March 2009, as a response to the BTC, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated European demand for 20% biodiesel blends, or B20, or higher imported from the United States. The European Commission has extended these tariffs through 2014. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.
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

We face competition from imported biodiesel and renewable diesel, which may reduce demand for biodiesel produced by us and cause our revenues and profits to decline.
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
In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. New Technology Diesel Engines eliminate any such increase. Emissions from older vehicles while the fleet turns over may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.
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

•
changes in the political climate in the industry in which we operate, existing laws, regulations and policies applicable to our business and products, including RFS2, and the continuation or adoption or failure to continue or adopt renewable energy requirements and incentives, including the BTC;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OR PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1	Biodiesel purchase agreement by and between the Company and Pilot Travel Center LLC †
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
† Confidential treatment requested.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated: May 9, 2014	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2014	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)