Form 10-Q
period 2014-06-30
Renewable Energy Group, Inc.
filed 2014-08-08
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 31, 2014, the registrant had 42,306,595 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,623	$153,227
Marketable securities	70,289	—
Accounts receivable, net (includes amounts owed by related parties of $247 and $426, respectively)	48,419	82,911
Inventories	70,151	85,814
Prepaid expenses and other assets	40,302	25,568
Total current assets	284,784	347,520
Property, plant and equipment, net	445,969	286,044
Property, plant and equipment, net—variable interest entity	5,066	5,180
Goodwill	175,472	84,864
Intangible assets, net	29,753	4,867
Other assets (includes amounts owed by related parties of $0 and $35, respectively)	26,737	12,380
Restricted cash	101,315	—
TOTAL ASSETS	$1,069,096	$740,855
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$19,825	$10,986
Current maturities of long-term debt	6,557	6,729
Current maturities of long-term debt—variable interest entity	303	300
Accounts payable (includes amounts owed to related parties of $662 and $552, respectively)	49,688	48,727
Accrued expenses and other liabilities	12,935	12,305
Deferred income taxes	4,873	3,687
Deferred revenue	3,004	15,503
Total current liabilities	97,185	98,237
Unfavorable lease obligation	7,341	7,905
Deferred income taxes	2,955	2,691
Contingent consideration for acquisitions	40,470	—
Long-term debt	239,080	23,422
Long-term debt—variable interest entity	3,578	3,729
Other liabilities	4,834	6,838
Total liabilities	395,443	142,822
COMMITMENTS AND CONTINGENCIES (Note 15)
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 0 and 143,313 shares outstanding; redemption amount $0 and $3,583, respectively)	—	3,963
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 42,306,595 and 36,506,221 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	430,437	359,818
Retained earnings	247,120	238,134
Accumulated other comprehensive loss	(22)	—
Treasury stock (530,898 and 530,898 shares outstanding, respectively)	(3,886)	(3,886)
Total stockholders’ equity	673,653	594,070
TOTAL LIABILITIES AND EQUITY	$1,069,096	$740,855
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES:
Biodiesel sales	$327,837	$340,111	$536,959	$529,366
Biodiesel government incentives	5,022	44,577	14,912	119,648
	332,859	384,688	551,871	649,014
Services	59	47	87	89
	332,918	384,735	551,958	649,103
COSTS OF GOODS SOLD:
Biodiesel	303,462	321,074	503,767	486,957
Biodiesel—related parties	14,283	13,411	21,429	25,141
Services	22	69	47	129
	317,767	334,554	525,243	512,227
GROSS PROFIT	15,151	50,181	26,715	136,876
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,627	11,226	29,154	20,870
INCOME (LOSS) FROM OPERATIONS	(476)	38,955	(2,439)	116,006
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	384	—	384	—
Other income, net	384	93	432	210
Interest expense	(1,204)	(604)	(1,755)	(1,180)
	(436)	(511)	(939)	(970)
INCOME (LOSS) BEFORE INCOME TAXES	(912)	38,444	(3,378)	115,036
INCOME TAX BENEFIT (EXPENSE)	11,919	(15,314)	12,026	(45,503)
NET INCOME	11,007	23,130	8,648	69,533
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	378	—
PLUS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	—	839	—	—
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	—	(1,590)	(40)	(1,590)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	—	(2,491)	—	(9,001)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(172)	(315)	(128)	(935)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$10,835	$19,573	$8,858	$58,007
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.27	$0.63	$0.23	$1.87
DILUTED	$0.27	$0.62	$0.22	$1.87
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	39,939,346	31,292,910	39,119,430	30,967,903
DILUTED	39,954,587	36,683,764	39,129,136	36,655,958
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$11,007	$23,130	$8,648	$69,533
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	30	—	(22)	—
Other comprehensive income (loss)	30	—	(22)	—
Comprehensive income	$11,037	$23,130	$8,626	$69,533
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	$274,136	$53,823	$—	$(3,198)	$324,764
Issuance of common stock	—	—	58,501	—	423	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(853,604)	(23,671)	1,736,877	—	24,055	—	—	—	24,055
Conversion of restricted stock units to common stock (net of 21,675 shares of treasury stock purchased)	—	—	70,515	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	2,385	—	—	—	2,385
Series B Preferred Stock dividends paid	—	—	—	—	—	(1,590)	—	—	(1,590)
Excess tax benefit over book expense from restricted stock unit conversions	—	—	—	—	105	—	—	—	105
Net income	—	—	—	—	—	69,533	—	—	69,533
BALANCE, June 30, 2013	2,141,502	$59,372	32,425,828	$3	$301,104	$121,766	$—	$(3,356)	$419,517
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	378
Issuance of common stock in acquisition (net of issuance costs of $884)	—	—	5,724,172	—	60,201	—	—	—	60,201
Conversion of restricted stock units to common stock	—	—	24,906	—	—	—	—	—	—
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $881)	—	—	—	—	19,068	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	(11,904)
Stock compensation expense	—	—	—	—	2,649	—	—	—	2,649
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(22)	—	(22)
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	(40)
Net income	—	—	—	—	—	8,648	—	—	8,648
BALANCE, June 30, 2014	—	$—	42,306,595	$4	$430,437	$247,120	$(22)	$(3,886)	$673,653
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,648	$69,533
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	6,194	4,376
Amortization expense of assets and liabilities, net	(155)	(253)
Accretion of convertible note discount	351	—
Change in fair value of contingent consideration	(384)	—
Gain on disposal of property, plant and equipment	—	(67)
Provision for doubtful accounts	(33)	(117)
Stock compensation expense	2,649	2,385
Deferred tax expense (benefit)	(12,810)	3,456
Other operating activities	257	—
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	35,070	(58,250)
Inventories	17,610	(31,624)
Prepaid expenses and other assets	(12,637)	(9,940)
Accounts payable	(2,769)	23,660
Accrued expenses and other liabilities	(5,319)	40,332
Deferred revenue	(12,499)	573
Net cash flows provided by operating activities	24,173	44,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(70,553)	—
Cash proceeds from involuntary disposal of fixed assets	—	330
Change in restricted cash	(101,315)	—
Cash paid for purchase of property, plant and equipment	(32,310)	(20,057)
Cash paid for acquisitions, net of cash acquired	(31,469)	—
Cash paid for issuance of note receivable	—	(519)
Other investing activities	27	(58)
Net cash flows used in investing activities	(235,620)	(20,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	645,619	643,148
Repayments on line of credit	(636,780)	(633,715)
Cash received from issuance of debt	143,750	3,000
Cash paid for capped call transactions	(11,904)	—
Cash paid on debt	(17,285)	(6,025)
Cash paid for debt issuance costs	(3,904)	(47)
Cash paid for equity issuance costs	(1,522)	(25)
Cash paid for treasury stock	(529)	(282)
Cash paid for preferred stock dividends	(40)	(1,205)
Cash paid for redemption of preferred stock	(3,562)	—
Excess tax benefit over book expense from restricted stock unit conversions	—	105
Net cash flows provided by financing activities	113,843	4,954
NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,604)	28,714
CASH AND CASH EQUIVALENTS, Beginning of period	153,227	66,785
CASH AND CASH EQUIVALENTS, End of period	$55,623	$95,499
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash received for income taxes	$84	$2,111
Cash paid for interest	$1,059	$940
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,700	$2,459
Debt issuance cost	$469
Incentive stock liability for raw material supply agreement	$206	$239
Equity issuance costs	$218
Issuance of common stock for acquisitions	$61,085
Contingent consideration for acquisitions	$45,950
Debt assumed in acquisition	$113,553
Gain on redemption of preferred stock	$378
Issuance of common stock for dividends		$385
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2014 and 2013
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
On January 22, 2014, REG Life Sciences, LLC (REG Life Sciences), a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9, Inc. (LS9) as part of its strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. LS9 was a development stage company focused on researching and developing technology to harness the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products.
On June 3, 2014, REG Synthetic Fuels, LLC (REG Synthetic Fuels), a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Syntroleum Corporation (Syntroleum), which consisted of a 50% limited liability company membership in Dynamic Fuels, LLC (Dynamic Fuels), as well as Syntroleum's intellectual property and other assets. Dynamic Fuels owns a 75 million gallon per year nameplate capacity renewable diesel biorefinery located in Geismar, Louisiana. On June 6, 2014, REG Synthetic Fuels acquired the remaining 50% limited liability membership interest in Dynamic Fuels from Tyson Foods, Inc. (Tyson Foods). The Company renamed Dynamic Fuels to REG Geismar, LLC and will be cross-referenced in this report.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biomass-based diesel mixture excise tax credit (BTC) expired on December 31, 2013 and it is uncertain whether it will be reinstated. This expiration, along with other amendments of any one or more of those laws or incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We have disclosed a summary of the Company's significant accounting policies in the December 31, 2013 Annual Report on Form 10-K. There have been no material changes from the policies previously disclosed other than those noted below.
Restricted Cash
Restricted cash consists of funds that are held in an escrow account totaling $101,315 and $0 as of June 30, 2014 and December 31, 2013, respectively, which have been restricted in accordance with the terms of the escrow account for the benefit of Tyson Foods in connection with our acquisition of Dynamic Fuels. For additional information, see Note 9 - Debt. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of June 30, 2014. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. There were no gross realized gains and losses on available-for-sale securities during the three and six months ended June 30, 2014 and 2013, respectively.
Contingent Consideration for Acquisitions
Contingent considerations in a purchase business combination are established at the time of the acquisition (See Note 3 - Acquisitions). The contingent consideration is adjusted to fair value at each reporting period. The change in fair value is included in change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations.
Research and Development Costs
Research and development (R&D) costs are charged to expense as incurred. R&D expense was $3,217 and $5,090 for the three and six months ended June 30, 2014, respectively, and $14 and $74 for the three and six months ended June 30, 2013, respectively. In process research and development (IPR&D) assets acquired in connection with acquisitions (if applicable) are recorded on the Condensed Consolidated Balance Sheets as intangible assets. Acquired IPR&D is initially assigned an indefinite life and is subject to impairment testing until the completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is expensed. Once the associated R&D efforts are completed, the carrying value of the IPR&D is reclassified as a finite-lived asset and is amortized over its useful life.
Convertible Debt
In June 2014, the Company issued $143,750 in convertible senior notes. Applicable authoritative accounting guidance requires that the conversion feature be assigned a fair value and that feature reduce the initial recorded value of the liability component of the convertible senior notes. This conversion feature is recorded in equity on a net of tax basis. The discount on the liability component is being amortized through interest expense until the maturity date of June 15, 2019. See "Note 9 - Debt" for a further description of the transaction.
Capped Call Transaction
In connection with the issuance of the convertible senior notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company.
Income Taxes
The change in the valuation allowance for the three and six months ended June 30, 2014 was mainly attributable to the acquisition of Syntroleum and Dynamic Fuels. Specifically, in connection with the acquisition of Syntroleum and Dynamic Fuels, the Company acquired a net deferred tax liability of $7,278 that will produce future taxable income. The increase in the gross deferred tax liability results in a reduction to the Company's valuation allowance which has been recognized as a tax benefit discretely in the current quarter.
Under the rules prescribed by Internal Revenue Code (IRC) Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50 percentage points by 5% stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carryforwards. During the six months ended June 30, 2014, the Company recorded an increase to the deferred tax assets for net operating loss carryforwards from Syntroleum of approximately $22,600 on a pre-tax basis (after IRC Section 382 limitation). IRC Section 382 limits the Company's ability to realize these net operating losses, which begin to expire in 2018 and are fully offset by a valuation allowance. The Company has not completed its accounting for the business combinations related to the Syntroleum and Dynamic Fuels acquisitions, and we continue to assess the recognition, measurement, and realizability of these deferred tax assets, and any changes thereto will be recorded in the accounting for the business combination.
New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.
NOTE 3 — ACQUISITIONS
LS9, Inc.
On January 22, 2014, REG Life Sciences, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9. The Company has completed its initial accounting for this business combination in the second quarter when the valuation of the contingent consideration, in-process research & development intangible assets and goodwill acquired was finalized. The following table summarizes the consideration paid for LS9 and the amounts of assets acquired and liabilities assumed at the acquisition date:

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
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period after the acquisition. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. As of June 30, 2014, the Company has recorded a contingent liability of $16,666, all of which has been classified as non-current on the Condensed Consolidated Balance Sheets.
The goodwill acquired is included in the Biodiesel segment, a portion of which is expected to be deductible for tax purposes.
REG Life Sciences had no revenues for the three and six months ended June 30, 2014. The net loss generated by REG Life Sciences for the three and six months ended June 30, 2014, included in the Condensed Consolidated Statement of Operations was $2,822 and $4,663, respectively.

Syntroleum Corporation/Dynamic Fuels, LLC
On June 3, 2014, REG Synthetic Fuels, a wholly-owned subsidiary of the Company included in the Biodiesel segment, acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owns a 75 million gallon per year nameplate capacity renewable diesel biorefinery located in Geismar, Louisiana. The Company has not completed its initial accounting for this business combination as the valuation of the intangible assets and goodwill acquired has not been finalized. The following table summarizes the consideration paid for Syntroleum.

June 3, 2014
Consideration at fair value for Syntroleum:
Common stock	$34,831
The fair value of the 3,493,613 shares of Common Stock issued to Syntroleum was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
The fair value of the Syntroleum renewable diesel technology was determined using the relief from royalty method, or RFR, which reflects the savings realized by owning the intangible assets. The value under RFR method is dependent upon the following factors for an asset: royalty rate, discount rate, expected life and projected revenue.
On June 6, 2014, REG Synthetic Fuels acquired the remaining 50% ownership interest in Dynamic Fuels, from Tyson Foods. The Company renamed Dynamic Fuels to REG Geismar, LLC and included in the Biodiesel segment. The Company has not completed its initial accounting for this business combination as the valuation of the real and personal property, contingent consideration, intangible assets and goodwill acquired has not been finalized.
The following table summarizes the consideration paid to Tyson Foods for Dynamic Fuels:

June 6, 2014
Consideration at fair value for Dynamic Fuels:
Cash	$16,447
Contingent consideration	28,900
Total	$45,347
The following table summarizes the amount of assets acquired and liabilities assumed at the acquisition date for the combined acquisition of Syntroleum and Dynamic Fuels:

June 6, 2014
Assets (liabilities) acquired of Syntroleum and Dynamic Fuels:
Cash	$253
Other current assets	4,666
Property, plant and equipment	122,827
Goodwill	55,762
Intangible assets	8,900
Other noncurrent assets	10,281
Other current liabilities	(1,180)
Deferred tax liabilities	(7,278)
Debt	(113,553)
Other noncurrent liabilities	(500)
Total	$80,178
Subsequent to the closing of the Tyson Foods transaction, REG Geismar paid off the debt owed to Tyson Foods in the amount of $13,553.
Subject to achievements related to the sale of renewable diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain production volumes. The agreement calls for periodic payments based on pre-determined payments per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The contingent payments will be payable in cash. As of June 30, 2014, the Company has recorded a contingent liability of $28,900, of which $5,096 has been classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets
The goodwill acquired is included in the Biodiesel segment, a portion of which is expected to be deductible for tax purposes.
From the acquisition dates through June 30, 2014, REG Synthetic Fuels, including its wholly-owned subsidiary REG Geismar, had $50 in revenues. The net loss generated by REG Synthetic Fuels from the acquisition dates through June 30, 2014 included in the Condensed Consolidated Statement of Operations was $4,850, which includes $3,301 of income tax expense, resulting from the recording of a valuation allowance offsetting their deferred tax assets.
The following pro forma condensed combined results of operations assume that LS9, Syntroleum and Dynamic Fuels acquisitions were completed as of January 1, 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$333,099	$385,451	$552,501	$677,229
Net income	5,120	12,123	(6,735)	65,752
Basic net income (loss) per share	$0.12	$0.33	$(0.16)	$1.79
NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of June 30, 2014
	Maturity	Gross Amortized Cost	Fair Value	Total Unrealized Gains	Total Unrealized Losses
Commercial paper	Within one year	$32,958	$32,963	$5	$—
Corporate bonds	Within one year	26,393	26,384	—	(9)
Certificates of deposit	Within one year	10,960	10,942	—	(18)
Total		$70,311	$70,289	$5	$(27)
NOTE 5 — INVENTORIES
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$21,412	$13,393
Work in process	1,925	1,456
Finished goods	46,814	70,965
Total	$70,151	$85,814
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2014	December 31, 2013
Commodity derivatives and related collateral, net	$12,155	$13,675
Prepaid expenses	4,294	2,414
Deposits	4,326	293
RIN inventory	16,649	6,455
Income taxes receivable	1,328	2,197
Other	1,550	534
Total	$40,302	$25,568
RIN inventory values were adjusted in the amount of $192 and $1,277 at June 30, 2014 and December 31, 2013, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	June 30, 2014	December 31, 2013
Investments	$7,368	$7,351
Debt issuance costs (net of accumulated amortization of $728 and $715, respectively)	4,974	832
Spare parts inventory	3,671	3,671
Deposits	3,780	—
Other	6,944	526
Total	$26,737	$12,380
NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and the changes in goodwill for the six months ended June 30, 2014:

	Biodiesel	Services	Total
Balance, December 31, 2013	$68,784	$16,080	$84,864
Acquisitions	90,608	—	90,608
Balance, June 30, 2014	$159,392	$16,080	$175,472
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,708	$(922)	$4,786	11.5 years
Renewable diesel technology	8,300	—	8,300	15.0 years
Trademarks	600	—	600	15.0 years
Ground lease	200	(89)	111	7.4 years
Total amortizing intangibles	14,808	(1,011)	13,797
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,764	$(1,011)	$29,753

	December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,502	$(753)	$4,749	12.0 years
Ground lease	200	(82)	118	7.9 years
Total amortizing intangibles	5,702	(835)	4,867
In-process research and development, indefinite lives	—	—	—
Total intangible assets	$5,702	$(835)	$4,867
The Company recorded intangible amortization expense of $93 and $177 for the three and six months ended June 30, 2014, respectively, and $78 and $147 for the three and six months ended June 30, 2013, respectively.
The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2018 and thereafter is as follows:

July 1, 2014 through December 31, 2014	$561
2015	1,068
2016	1,082
2017	1,096
2018	1,111
2019 and thereafter	8,879
Total	$13,797
NOTE 9 — DEBT
The Company’s debt is as follows:

	June 30, 2014	December 31, 2013
Convertible debt	$119,070	$—
REG Geismar GOZone bonds	100,000	—
REG Danville term loan	3,525	5,626
REG Newton term loan	16,880	18,143
REG Mason City term loan	4,923	5,135
Other	1,239	1,247
Total debt	$245,637	$30,151
Bell, LLC promissory note—variable interest entity	$3,881	$4,029
Convertible Debt
In June 2014, the Company issued $143,750 in convertible senior notes (Convertible Notes) with a maturity date of June 15, 2019, unless earlier converted or repurchased. The Convertible Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2014.
Prior to December 15, 2018, holders may convert all or any portion of their Convertible Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of such five consecutive trading day period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Convertible Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the

Company’s election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of Common Stock, the amount of cash and shares of Common Stock, if any, due upon conversion will be based on a daily conversion value calculated for each trading day in an 80 trading day observation period. The Company's intent is to settle the principal amount of the Senior Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).
The initial conversion rate is 75.3963 shares of Common Stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $13.26 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the stated maturity date, the Company will increase the conversion rate for a holder who elects to convert in connection with such a corporate event in certain circumstances.
Upon a fundamental change, subject to certain conditions, holders may require the Company to repurchase for cash all or a portion of their Convertible Notes at a purchase price in cash that will generally be equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Convertible Notes are not redeemable at the Company’s option prior to maturity.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 3.80% per annum. The gross proceeds of $143,750 were accordingly allocated between long-term debt for $118,719 and stockholders' equity $25,031. Issuance costs of $4,563 which were allocated between deferred financing costs and equity.
In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions (Capped Call) with Bank of America, N.A. and Wells Fargo Bank (Option Counterparties), for the purpose of reducing potential dilution of earnings per share upon conversion of the Convertible Notes. Under the Capped Call, the Company purchased from the Option Counterparties capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $16.02 per share. The capped calls were purchased for $11,904 and recorded as a reduction to common stock-additional paid-in-capital.
The Capped Call is expected generally to reduce the potential dilution to the Common Stock and/or offset potential cash payments the Company is required to make in excess of the principal amount to the extent of such percentage upon conversion of the Convertible Notes in the event that the market price per share of the Common Stock, as measured under the terms of the Capped Call, is greater than the strike price of the Capped Call, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, with such reduction and/or offset subject to a cap in the event that the market price per share of the Common Stock, as measured under the terms of the Capped Call, is greater than the cap price of the Capped Call.
The Company will not be required to make any cash payments to the Option Counterparties or their respective affiliates upon the exercise of the options that are a part of the Capped Call, but the Company will be entitled to receive from them a number of shares of Common Stock and/or an amount of cash generally based on the amount by which the market price per share of the Common Stock, as measured under the terms of the Capped Call, is greater than the strike price of the Capped Call during the relevant valuation period under the Capped Call, with such number of shares of Common Stock and amounts of cash, if any, subject to the cap.
The Capped Call is a separate transaction entered into by the Company with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders' rights under the Convertible Notes.
REG Geismar, LLC (formerly named Dynamic Fuels, LLC)
In October 2008, Dynamic Fuels received $100,000 in proceeds from the issuance of Gulf Opportunity Zone tax-exempt bonds (GOZone Bonds) by the Louisiana Public Facilities Authority (the Authority) pursuant to a loan agreement between Dynamic Fuels and the Authority (Loan Agreement). The proceeds were used to construct the Dynamic Fuels production facility. In June 2014, as a result of the acquisitions of Syntroleum and Dynamic Fuels, the Loan Agreement related to the GOZone Bonds became part of the Company's consolidated long-term debt. The GOZone Bonds mature on October 1, 2033. Interest on the GOZone Bonds accrues at a daily rate, weekly rate, commercial paper rate or long term rate, as determined by REG Geismar. When the GOZone Bonds are in daily or weekly mode, at any time holders have the right to tender bonds for repurchase and bonds are subject to optional redemption by a remarketing agent pursuant to a remarketing agreement. The

GOZone Bonds were in the weekly interest rate mode as of June 30, 2014 and the applicable interest rate at June 30, 2014 was 0.04% per annum.
At the time that the GOZone Bonds were originally issued, Tyson Foods, one of the former equityholders of Dynamic Fuels, obtained an irrevocable direct-pay letter of credit (Old Letter of Credit) from a financial institution which was provided to the trustee for the GOZone Bonds and drawn upon to pay the principal of and interest on the GOZone Bonds and the portion of the purchase price attributable to principal of and interest on the GOZone Bonds in connection with any GOZone Bond repurchase obligations of Dynamic Fuels. In connection with the acquisition from Tyson Foods, the Company agreed to reimburse Tyson Foods for any amounts payable by Tyson in the event of a draw on the Old Letter of Credit, to replace the Old Letter of Credit or redeem or discharge the GOZone Bonds and to secure these obligations by the deposit of $101,315 into an escrow account for the benefit of Tyson, which represented the full amount of Tyson’s obligation under the Old Letter of Credit. The escrow funds are recorded as restricted cash in non-current assets of the Condensed Consolidated Balance Sheets.
Revolving Line of Credit

	June 30, 2014	December 31, 2013
Amount borrowed under revolving line of credit	$19,825	$10,986
Maximum available to be borrowed under revolving line of credit	$20,175	$29,014
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
The Company purchases once-refined soybean oil from West Central to supply the Ralston facility. On October 1, 2012, the Company entered into a new feedstock supply agreement with West Central. The supply agreement expired on January 31, 2014 with the option for a one year extension, which the Company extended. West Central agrees to supply and the Company agrees to purchase soybean oil for the Ralston facility at a price indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with an agreed upon negotiated market basis.
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

Summary of Related Party Balances - Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cost of goods sold – Biodiesel	$14,283	$13,411	$21,429	$25,141
Selling, general and administrative expenses	$39	$—	$39	$2
Interest expense	$1	$8	$1	$28

Summary of Related Party Balances - Condensed Consolidated Balance Sheets
	As of June 30, 2014	As of December 31, 2013
Accounts receivable	$247	$426
Other assets	$—	$35
Accounts payable	$662	$552
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to hedge its exposure to price risk related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. As of June 30, 2014, the Company had 1,501 open commodity contracts.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within prepaid and other assets in the Condensed Consolidated Balance Sheets. The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Condensed Consolidated Balance Sheets:

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,161	$2,093	$325	$546
Cash collateral	13,087	—	13,896	—
Total gross amount recognized	14,248	2,093	14,221	546
Gross amounts offset	(2,093)	(2,093)	(546)	(546)
Net amount reported in the condensed consolidated balance sheet	$12,155	$—	$13,675	$—
The following table sets forth the pre-tax gains (losses) included in the Condensed Consolidated Statement of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Commodity derivatives	Cost of goods sold – Biodiesel	$(2,744)	$6,672	$(3,438)	$8,039
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$1,475	$1,475	$—	$—
Certificates of deposit	10,942	—	10,942	—
Commercial paper	32,963	—	32,963	—
Commercial notes/bonds	26,384	—	26,384	—
Commodity contract derivatives	(932)	—	(932)	—
Contingent consideration for LS9 acquisition	(16,666)	—	—	(16,666)
Contingent consideration for Dynamic Fuels acquisition	(28,900)	—	—	(28,900)

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(221)	$—	$(221)	$—
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Beginning balance - January 1, 2014	$—	$—
Fair value of contingent liability recorded at measurement date	17,050	—
Ending balance - March 31, 2014	17,050	—
Fair value of contingent liability recorded at measurement date	—	28,900
Change in estimates included in earnings	(384)	—
Settlements	—	—
Ending balance - June 30, 2014	$16,666	$28,900
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2014		As of December 31, 2013
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(269,343)	$(270,503)	$(45,166)	$(45,094)
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
Contingent consideration for acquisitions: The fair value of the LS9 contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should achievement of certain milestones related to the development and commercialization of products from LS9’s technology occur. There is no observable market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. An 8.0% discount rate is used to estimate the fair value of the expected payments.
The fair value of the Dynamic Fuels contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should the achievement of certain milestones related to the sale of renewable diesel at the REG Geismar's production facility. A 5.8% discount rate is used to estimate the fair value of the expected payments.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
NOTE 13 — NET INCOME PER SHARE
Basic net income per common share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and restricted stock unites (RSUs).
Under the two-class method, net income is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to Common Stock and the participating securities. The Company calculates the effects of participating securities on diluted earnings per share (EPS) using both the “if-converted or treasury stock” and "two-class" methods and discloses the method which results in a more dilutive effect. The effects of Common Stock options, warrants, stock appreciation rights and convertible notes on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	—	524,417	—	514,596
Stock appreciation rights	1,129,018	1,225,528	1,389,189	1,149,877
Warrants to purchase common stock	17,916	—	17,916	17,916
Convertible notes	5,419,109	—	5,419,109	—
Total	6,653,069	1,836,971	6,913,240	1,769,415

The following table presents the calculation of diluted net income per share:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income attributable to the Company’s common stockholders - Basic	$10,835	$19,573	$8,858	$58,007
Plus: change in undistributed dividends allocated to preferred stockholders	—	(839)	—	—
Plus: distributed dividends to Preferred Stockholders	—	1,590	40	1,590
Plus (Less): effect of participating securities	—	2,480	(406)	8,979
Net income available to common stockholders - Dilutive	$10,835	$22,804	$8,492	$68,576
Shares:
Weighted-average shares used to compute basic net income per share	39,939,346	31,292,910	39,119,430	30,967,903
Adjustment to reflect conversion of preferred stock	—	5,390,042	—	5,688,055
Adjustment to reflect warrants to purchase common stock	—	812	—	—
Adjustment to reflect stock appreciation right conversions	15,241	—	9,706	—
Weighted-average shares used to compute diluted net income per share	39,954,587	36,683,764	39,129,136	36,655,958
Net income per share attributable to common stockholders:
Diluted	$0.27	$0.62	$0.22	$1.87
NOTE 14 — REPORTABLE SEGMENTS
The Company reports its reportable segments based on products and services provided to customers, which include Biodiesel, Services and Corporate and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.
The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biomass-based diesel. The Biodiesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel and raw material feedstocks acquired from third parties, sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities, sales of processed biomass-based diesel from Company facilities, sales of RINs, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of internal and third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenues:
Biodiesel	$332,859	$384,688	$551,871	$649,014
Services	26,066	28,913	46,590	15,100
Intersegment revenues	(26,007)	(28,866)	(46,503)	(15,011)
	$332,918	$384,735	$551,958	$649,103
Income (loss) before income taxes:
Biodiesel	$15,114	$50,203	$26,675	$136,916
Services	37	(22)	40	(40)
Corporate and other (a)	(16,063)	(11,737)	(30,093)	(21,840)
	$(912)	$38,444	$(3,378)	$115,036
Depreciation and amortization expense, net:
Biodiesel	$2,836	$1,915	$5,425	$3,640
Services	52	32	93	51
Corporate and other (a)	268	228	521	432
	$3,156	$2,175	$6,039	$4,123
Cash paid for purchases of property, plant and equipment:
Biodiesel	$18,352	$8,486	$30,906	$18,210
Services	631	375	631	474
Corporate and other (a)	554	1,273	773	1,373
	$19,537	$10,134	$32,310	$20,057

	As of June 30, 2014	As of December 31, 2013
Assets:
Biodiesel	$815,256	$444,945
Services	21,079	20,542
Corporate and other (b)	232,761	275,368
	$1,069,096	$740,855

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
The Company has entered into contracts for supplies of hydrogen, nitrogen and utilities for the REG Geismar production facility. The following table outlines the minimum take or pay requirement related to the purchase of hydrogen, nitrogen and utilities.

July 1, 2014 through December 31, 2014	$1,874
2015	3,748
2016	3,748
2017	3,748
2018	3,748
2019 and thereafter	19,590
Total	$36,456
As of June 30, 2014, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently exploring alternatives to ensure reliability of hydrogen supply for the REG Geismar facility.
NOTE 16 — SUBSEQUENT EVENTS
On July 8, 2014, REG Geismar (formerly named Dynamic Fuels, LLC) and Bank of America, N.A. (Bank of America) entered into a Reimbursement Agreement, dated as of the same date (Reimbursement Agreement), and Bank of America issued a letter of credit (Substitute Letter of Credit) to the trustee for the GOZone Bonds, in substitution for the irrevocable direct-pay letter of credit (Old Letter of Credit) held by Tyson Foods. The Substitute Letter of Credit is in the stated amount of $101,315, which represents the sum of the outstanding $100,000 principal amount of the GOZone Bonds plus $1,315 of interest. The Substitute Letter of Credit expires on July 8, 2015. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the Bonds are required to tender their Bonds for repurchase and the trustee for the Bonds is required pursuant to the terms of the indenture governing the Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the Bonds. The Substitute Letter of Credit requires that the Bonds remain in the daily or weekly interest rate mode.
REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by $101,315 held in an escrow account by REG Capital, LLC (REG Capital), another wholly-owned subsidiary of the Company, which was pledged by REG Capital to Bank of America. Other than this escrow account, REG Geismar's obligations under the Reimbursement Agreement are not guaranteed by the Company or any of its affiliates.
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
These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; anticipated future revenue sources from our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our competitive advantage relating to input costs relative to our competitors; the market for biomass-based diesel and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We intend to become a leading producer of advanced biofuels and renewable chemicals. We are currently the largest producer of biomass-based diesel, an advanced biofuel, in the United States based on gallons produced. We participate in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities to marketing, selling and distributing biomass-based diesel and its co-products.
We operate a network of nine operational biomass-based diesel plants, with an aggregate nameplate production capacity of 332 million gallons per year, or mmgy, and one fermentation facility. We have acquired eight of our ten facilities since February 2010. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, marketing renewable products and distributing through a network of terminals, positions us to capitalize on growing demand for biomass-based diesel, renewable chemicals and other advanced biofuels. Our experience has enabled us to develop extensive expertise in biorefinery operations, from facility construction management and feedstock procurement to biomass-based diesel production, marketing, logistics and risk management.
We are a low-cost biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, which are more widely available and tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely on higher cost virgin vegetable oils, such as soybean oil or canola oil.
We are expanding into the production of renewable chemicals, additional advanced biofuels and other products through our acquisition of LS9, Inc., or LS9, in January 2014. LS9 was a development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The LS9 assets acquired consist mainly of in-process research and development, fixed assets and goodwill.
On February 12, 2014, we announced the launch of a new company, REG Energy Services, LLC, which sells petroleum-based heating oil and diesel fuel, and enables us to offer more biofuel blends. We intend to sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals initially throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing terminal locations and potentially in other locations across North America.
On June 3, 2014, our subsidiary, REG Synthetic Fuels, LLC, or REG Synthetic Fuels, acquired substantially all the assets of Syntroleum Corporation, or Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, LLC, or Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owns a 75 mmgy nameplate capacity renewable diesel biorefinery located in Geismar, Louisiana. In connection with this transaction, we issued 3,493,613 shares of our Common Stock to Syntroleum
On June 6, 2014, we acquired the remaining 50% ownership interest in Dynamic Fuels from Tyson Foods, Inc., or Tyson Foods. At closing, REG Synthetic paid approximately $16.5 million in cash to Tyson Foods and funded the repayment by Dynamic Fuels of a promissory note issued to Tyson Foods in the amount of approximately $13.5 million. REG Synthetic is also obligated to make up to $35 million in future payments to Tyson Foods based on product volumes at the Dynamic Fuels biorefinery over a period of up to eleven and a half years. The obligations of REG Synthetic with respect to these future payments are guaranteed by the Company.
For the three and six months ended June 30, 2014, we sold 77 and 124 million gallons of biomass-based diesel, including 10 and 17 million gallons that we purchased from third parties and resold. During 2013, we sold a total of 259 million gallons of biomass-based diesel, including 48 million gallons we purchased from third parties and resold.
We own three partially completed biodiesel production facilities and one non-operational plant. In 2007, we began construction of two 60 mmgy nameplate production capacity facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In February 2008, we halted construction of these facilities as a result of conditions in the biomass-based diesel industry and our inability to obtain financing necessary to complete construction of the facilities. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. Further, during the third quarter of 2010, we acquired a 15 mmgy nameplate biodiesel production capacity facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, we acquired a 15 mmgy nameplate biodiesel production facility near Atlanta, Georgia that was idled prior to our acquisition and will remain non-operational until certain repairs or upgrades are made. We plan to complete construction and upgrade of these facilities as financing becomes available, and subject to market conditions. Accordingly, at this point in time, we do not believe that any of these facilities should be impaired.
We derive revenues from two reportable business segments: Biodiesel and Services
Biodiesel Segment
Our Biodiesel segment, as reported herein, includes:

•	the operations of the following production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa; and

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014 that was idle prior to acquisition.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;

•	our production of biomass-based diesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2013 and the six months ended June 30, 2014, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

In accordance with EPA regulations, we generate 1.5 to 1.7 Renewable Identification Numbers, or RINS, for each gallon of biomass-based diesel we produce and sell, as specified in the RFS2 regulations. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
Services Segment
Our Services segment includes:

•	biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities; and

•	construction management services, whereby we act as the construction management and general contractor for the construction of biomass-based diesel production facilities.
Historically, we provided facility operations management services to owners of biomass-based diesel production facilities under management and operational services agreements, or MOSAs. During 2010, we ceased providing services to three of these facilities, acquired one and continued to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements. Our Services segment has been focused internally on managing and upgrading our facilities.
We have utilized our construction management expertise internally to upgrade our facilities. We are currently working on a $20 million upgrade to our Mason City facility and a $13 million upgrade to our Newton facility. In 2013, we completed a $22 million upgrade to our Albert Lea facility and spent $4 million and $1 million in repairs of our recently acquired New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
Factors Influencing Our Results of Operations
The principal factors affecting our operations are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives or requirements for the production and use of biomass-based diesel.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive than petroleum-based diesel, excluding biomass-based diesel incentives and credits. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize biomass-based diesel, which allows biomass-based diesel to compete with petroleum-based diesel on price.
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biomass-based diesel meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program required the domestic use of one billion gallons of biomass-based diesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 RVO. The EPA has proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 billion for 2014. According to EMTS data, RINS equivalent to 0.78 billion gallons of biomass-based diesel were generated for the six months ended June 30, 2014. Since 2010, our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.

The 2013 RFS2 requirement for biomass-based diesel was 1.28 billion. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced in 2013. We believe more gallons were produced in 2013 than were required by RFS2 as a result of the fact that the federal biomass-based diesel mixture excise tax credit, or BTC, was set to expire on December 31, 2013. Since Obligated Parties are allowed to satisfy up to 20% of their 2014 RVO with 2013 RINs, we believe many producers, importers and purchasers of biomass-based diesel were taking advantage of the BTC while it was available. We believe this 2013 overproduction and importation of more biomass-based diesel in 2013 than was required to meet the 2013 RVO, when combined with the unseasonably cold winter, led to decreased demand for biomass-based diesel in the first six months of 2014.
The BTC provided a $1.00 refundable tax credit per gallon of 100% pure biomass-based diesel, or B100, to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC expired on December 31, 2013 and it is uncertain whether it will be reinstated again. The expiration of the BTC along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
Biomass-based diesel and feedstock price fluctuations
Our operating results generally reflect the relationship between the price of biomass-based diesel, including credits and incentives, including RINs, and the price of feedstocks used to produce biomass-based diesel.
Biomass-based diesel fuels are low carbon, renewable alternatives to petroleum-based diesel fuel and are primarily sold to the end user after blending with petroleum-based diesel fuel. Biomass-based diesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biomass-based diesel prices have generally been impacted by the same factors that affect petroleum prices, such as worldwide economic conditions, supply and demand factors, wars and other political events, OPEC production quotas, changes in petroleum refining capacity and natural disasters.
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. In December 2013, the value of RINs, as reported by OPIS, contributed approximately $0.49, or 13%, of the average B100 Upper Midwest spot price of a gallon of biodiesel as reported by The Jacobsen. During 2013, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, with the level of contribution ranging from a low of $0.35 per gallon, or 9%, in October 2013 to a high of $2.20, or 43%, per gallon in January 2013. There was a sharp decline in RIN prices during the third and fourth quarters of 2013. RIN pricing declined from $1.07 per RIN at June 30, 2013 to the low price of $0.24 per RIN in November 2013, finishing the year at $0.35 per RIN on December 31, 2013, as reported by OPIS, which contributed to the decline in the average price of biodiesel during 2013. During the first six months of 2014, the value of RINs, as reported by OPIS, contributed approximately $0.85, or 24%, of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.
During 2013, feedstock expense accounted for 84% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply and price for each feedstock:

Feedstock	Factors Influencing Supply and Price
Inedible Corn Oil	Ethanol production
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
Historically, most biomass-based diesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly over the past years. Over the period January 2010 to June 2014, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade, or CBOT, for crude soybean oil) have ranged from $0.3584 per pound, or $2.69 per gallon of biodiesel, in July 2010 to $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2013 was $0.4585 per pound, or $3.44 per gallon of biodiesel, compared to $0.4033 per pound, or $3.02 per gallon of biodiesel, for the six months ended June 30, 2014.
Over the period from January 2010 to June 2014, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices reported by The Jacobsen for Missouri River delivery of choice white grease), have ranged from $0.2250 per pound, or $1.80 per gallon of biodiesel, in January 2014 to $0.5250 per pound, or $4.20 per gallon of biodiesel, in June 2011, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2013 was $0.3767 per pound, or $3.01 per gallon of biodiesel, compared to $0.3314 per pound, or $2.65 per gallon of biodiesel, for the six months ended June 30, 2014.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to June 2014. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between the two, from December 2011 to June 2014.

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
In the second quarter of 2014, feedstock prices generally increased in April and May and started to decline in June.   Due to lower slaughter numbers in cattle, as a result of the two year drought in the southern plains, and in hogs, as a result of the PED virus, animal fat prices increased during the beginning of the quarter, which in June appeared to be offset by weaker exports and lower palm oil prices. This coupled with favorable growing conditions for soybeans have put downward pressure on soybean oil prices and other feedstocks.
Risk Management
The profitability of the biomass-based diesel production business largely depends on the spread between prices for feedstocks and biomass-based diesel, including RINs, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil, inedible animal fat, soybean oil and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2013 and the first six months of 2014. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited ability to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expires on January 31, 2015 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biomass-based diesel futures in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and heating oil. However, price movements on these products are not highly correlated to price movements of biomass-based diesel.
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third party transactions which we hold for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biomass-based diesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period when the purchase or sale of feedstocks or biomass-based diesel has not yet occurred and thus the offsetting gain or loss will be recognized in a later accounting period.
We incurred risk management losses of $2.7 million and $3.4 million from our derivative financial instrument activity for the three and six months ended June 30, 2014, respectively, compared to risk management gains of $6.7 and $8.0 million for the three and six months ended June 30, 2013, respectively. Changes in the value of these futures or options instruments are recognized in current income or loss. Over the first six months of 2014, we had risk management losses of approximately $0.03 per gallon sold. Over the last three years, risk management losses have represented an expense of approximately $0.02 per gallon sold.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biomass-based diesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biomass-based diesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biomass-based diesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biomass-based diesel can result in excess supply of such higher cloud point biomass-based diesel and lower prices for such higher cloud point biomass-based diesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination and our costs of shipping increases as more biomass-based diesel is transported to warmer climate states during winter.
RIN prices may also be subject to seasonal fluctuations. As mentioned above, we generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had an RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons. We saw a similar decline in RIN prices in the third and fourth quarters of 2013 as production rates exceeded the RVO target.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011 and 2012 in excess of RFS2 volume requirements put downward pressure on our margins for biomass-based diesel, negatively affecting our profitability in 2012. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. As of this filing, the EPA has proposed the 2014 and 2015 biomass-based diesel RVO at 1.28 billion gallons for each year. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs, meaning that gallons produced in 2013 could potentially be used to satisfy 256 million gallons of the 1.28 billion gallon requirement for 2014.
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
Valuation of certain assets and liabilities related to acquisition of Syntroleum/Dynamic Fuels. The significant estimates related to our acquisition of Syntroleum and Dynamic Fuels include the valuation of intangibles and contingent consideration. We engaged an independent external valuation specialist to provide assistance in measuring the fair value of these assets and liabilities related to the acquisition.
The fair value of the renewable diesel technology was determined using the relief from royalty method, or RFR, which reflects the savings realized by owning the intangible assets. The premise associated with this valuation technique is that if the intangible assets were licensed to an unrelated party, the unrelated party would pay a percentage of revenue for the use of the assets. The cost savings, or relief from royalty, represents the value of the intangible assets. The value under RFR method is dependent upon the following factors for an asset: royalty rate, discount rate, expected life and projected revenue.
We will pay contingent consideration to Tyson Foods, if and when, we achieve certain production volumes. The agreement calls for periodic payments to Tyson Foods based on pre-determined payments per gallon of product sold, with a maximum of $35.0 million over a term of eleven and a half years. The obligation with respect to these future payments is guaranteed by the Company. The initial valuation of the contingent consideration was based on four distinct production forecasts developed to represent the range of possible production levels for Dynamic Fuels. The base case anticipates the plant will be running at full capacity by the end of 2015, and continue to run at full capacity thereafter. We considered there to be an 80% probability of realizing the forecasted base case. We believe that there are also foreseeable situations in which the Dynamic Fuels facility would not run at full capacity. As a result, we estimated a 10% probability the facility would run at two-thirds of capacity on average, and a 5% probability the facility would run at half capacity on average. The fourth scenario, given a 5% probability, is that some operational, regulatory, environmental, or unforeseen event prohibits Dynamic Fuels from producing renewable fuels at any significant level, leading to a shut-down with no significant contingent payments made to Tyson Foods. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The fair value of the contingent consideration will be estimated at the end of each reporting period with changes in fair value running through current period earnings.

Convertible Notes. In June 2014, the Company issued $143.8 million in convertible senior notes. Applicable authoritative accounting guidance required that the liability component of the convertible senior notes be recorded at its fair value as of the issuance date and the debt discount being recorded in equity on a net of tax basis. The fair value of the convertible senior notes was calculated as if the convertible senior notes did not contain any conversion or capped call provisions. Therefore, a payment schedule was developed to calculate the anticipated interest payments to be made beginning on December 15, 2014 and continuing on each subsequent June 15 and December 15 until the final interest payment and repayment of principal on June 15, 2019. The payments were discounted at an implied yield on the note based upon a lattice model using a risk free rate adjusted for the volatility in our securities excluding the conversion provisions. The debt discount is being amortized through interest expense until the maturity date of June 15, 2019.
In connection with the issuance of the convertible senior notes, the Company entered into capped call transactions. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the convertible senior notes. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital.
Results of Operations
Three and six months ended June 30, 2014 and 2013
Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Biodiesel	$327,837	$340,111	$536,959	$529,366
Biodiesel government incentives	5,022	44,577	14,912	119,648
Total biodiesel	332,859	384,688	551,871	649,014
Services	59	47	87	89
Total	332,918	384,735	551,958	649,103
Cost of goods sold
Biodiesel	317,745	334,485	525,196	512,098
Services	22	69	47	129
Total	317,767	334,554	525,243	512,227
Gross profit	15,151	50,181	26,715	136,876
Selling, general and administrative expenses	15,627	11,226	29,154	20,870
Income (loss) from operations	(476)	38,955	(2,439)	116,006
Other income (expenses), net	(436)	(511)	(939)	(970)
Income tax benefit (expense)	11,919	(15,314)	12,026	(45,503)
Net income	11,007	23,130	8,648	69,533
Gain on redemption of preferred stock	—	—	378	—
Change in undistributed dividends allocated to preferred stockholders	—	839	—	—
Distributed dividends to preferred stockholders	—	(1,590)	(40)	(1,590)
Effect of participating preferred stock	—	(2,491)	—	(9,001)
Effect of participating share-based awards	(172)	(315)	(128)	(935)
Net income attributable to the Company's common stockholders	$10,835	$19,573	$8,858	$58,007
Revenues. Our total revenues decreased $51.8 million, or 13%, and decreased $97.1 million, or 15%, to $332.9 million and $552.0 million for the three and six months ended June 30, 2014, respectively, from $384.7 million and $649.1 million for the three and six months ended June 30, 2013. This decrease was primarily due to reductions in biomass-based diesel government incentives resulting from the expiration of the biodiesel mixture excise tax credit, or BTC, at December 31, 2013.
Biodiesel. Biodiesel revenues including government incentives decreased $51.8 million, or 13%, and decreased $97.1 million, or 15%, to $332.9 million and $551.9 million for the three and six months ended June 30, 2014, respectively, from $384.7 million and $649.0 million for the three and six months ended June 30, 2013, respectively. This decrease in biodiesel revenues is mostly attributable to the expiration of the BTC on December 31, 2013, compared to revenues associated with the retroactive reinstatement of the 2012 BTC recorded in the first six months of 2013 of $57.7 million. Gallons sold increased 8.0 million, or 12%, and increased 16.3 million, or 15%, to 77.2 million and 124.4 million gallons for the three and six months ended June 30, 2014, respectively, compared to 69.2 million and 108.1 million gallons for the three and six months ended June 30, 2013, respectively. Our average B100 sales price per gallon decreased $1.00, or 21%, and decreased $0.92, or 20%, to $3.67 and $3.62 for the three and six months ended June 30, 2014, respectively, compared to $4.67 and $4.54 for the three and six months ended June 30, 2013, respectively. The decrease in average sales price contributed to a $69.2 million and $99.5 million decrease in revenue for the three and six months ended June 30, 2014, respectively, when applied to the number of gallons sold during the respective periods of 2013. The increase in gallons sold for the three and six months ended June 30, 2014 accounted for revenue increases of $29.4 million and $59.0 million, respectively, for the three and six months ended June 30, 2014 using pricing for the respective periods of 2014. Sales of separated RIN inventory were $23.0 million and $52.9 million for the three and six months ended June 30, 2014, respectively, and $33.7 million and $48.8 million for the three and six months ended June 30, 2013, respectively. The decrease in government incentive revenues relates to the expiration of the BTC at December 31, 2013.
Services. Service revenues were minimal for both the three and six months ended June 30, 2014 and 2013.
Costs of goods sold. Our costs of goods sold decreased $16.8 million, or 5%, and increased $13.0 million, or 3%, to $317.8 million and $525.2 million for the three and six months ended June 30, 2014, respectively from $334.6 million and $512.2 million for the three and six months ended June 30, 2013, respectively. Costs of goods sold as a percentage of revenues were 95% for both the three and six months ended June 30, 2014 and 87% and 79% for the three and six months ended June 30, 2013, respectively. The increase in cost of goods sold as a percentage of revenues during the three months ended June 30, 2014 was primarily due to the expiration of the BTC at December 31, 2013. The increase in costs of goods sold as a percentage of revenues during the six months ended June 30, 2014, was primarily due to the recognition of 2012 BTC revenues in January 2013 and the absence of BTC revenues in 2014.
Biodiesel cost of goods sold. Biodiesel costs of goods sold decreased $16.7 million, or 5%, and increased $13.1 million, or 3%, to $317.7 million and $525.2 million for the three and six months ended June 30, 2014, respectively, compared to $334.5 million and $512.1 million for the three and six months ended June 30, 2013, respectively. Biodiesel costs of goods sold decreased in the three months ended June 30, 2014 due to a decrease in feedstock prices that more than offset a 12% increase in gallons sold. Biodiesel cost of goods sold increased during the six months ended June 30, 2014 due to a 15% increase in gallons sold during the six months of 2014, partially offset by slightly lower feedstock prices in 2014 as compared to 2013. Average lower cost feedstocks prices were $0.37 and $0.34 per pound for the three and six months ended June 30, 2014, respectively, and $0.40 per pound for both the three and six months ended June 30, 2013. Soybean oil costs were $0.40 per pound for both the three and six months ended June 30, 2014 and $0.53 per pound for both the three and six months ended June 30, 2013. We had losses of $2.7 million and $3.4 million from risk management trading activity for the three and six months ended June 30, 2014, respectively, compared to gains of $6.7 million and $8.0 million for the three and six months ended June 30, 2013, respectively. Costs of goods sold for separated RIN inventory sales were $24.3 million and $44.0 million for the three and six months ended June 30, 2014, respectively, and $40.7 million and $54.0 million for the three and six months ended June 30, 2013, respectively. Biodiesel costs of goods sold as a percentage of revenues were 95% for both the three and six months ended June 30, 2014 and 87% and 79% for the three and six months ended June 30, 2013, respectively. This increase was primarily due to the expiration of the BTC at December 31, 2013 and lower biodiesel prices during 2014 compared to 2013 as noted above.
Services cost of goods sold. Services expenses were minimal for both the three and six months ended June 30, 2014 and 2013.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $15.6 million and $29.2 million for the three and six months ended June 30, 2014 respectively, and $11.2 million and $20.9 million for the three and six months ended June 30, 2013, respectively. The increase of $4.4 million, or 39%, for the three months ended June 30, 2014 was primarily due to an increase in research and development costs of $2.7 million related to REG Life Science activities, a $0.2 million increase in wages and benefits, a $0.4 million increase in legal and professional expenses, a $0.2 million increase in information technology and an aggregate increase in contracted services, lab expense and insurance expense of $0.6 million. The increase of $8.3 million, or 40%, for the six months ended June 30, 2014 was primarily due to an increase in research and development costs of $4.4 million, an increase of $0.8 million in wages and benefits, a $0.7 million increase in legal and professional expense, $0.2 million increase in meetings and travel expense, $0.3 million increase in information technology expense and an aggregate increase in contracted services, lab expense and depreciation of $1.0.
Other income (expense), net. Other expense was $0.4 million and $0.9 million for the three and six months end June 30, 2014, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items.

Income tax benefit (expense). We recognized an income tax benefit of $11.9 million and $12.0 million for the three and six months ended June 30, 2014, respectively, and income tax expense of $15.3 million and $45.5 million for the three and six months ended June 30, 2013, respectively. The income tax benefit for the three and six months ended June 30, 2014 was mostly generated from the acquisitions of Syntroleum and Dynamic Fuels and the issuance of convertible notes. In connection with the acquisition of Syntroleum and Dynamic Fuels, we acquired a net deferred tax liability estimated to approximate $8.5 million that produces future taxable income in the assessment of the realizability of our deferred tax assets. The impact of recording such deferred tax liabilities results in a reduction to our valuation allowance needed to offset deferred tax assets, the impact of which is recognized as a tax benefit discretely in the current quarter.
Gain on redemption of preferred stock. We recognized a gain of $0 million and $0.4 million for the three and six months ended June 30, 2014, respectively, which represents the difference between the carrying amount and the amount we paid to redeem all of the then outstanding Series B Preferred Stock shares in March 2014.
Change in undistributed dividends. As a result of the above mentioned redemption of the Series B preferred stock, there were no undistributed preferred stock dividends for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, we had $0.8 million and $0 million, respectively.
Distributed dividends. Distributed dividends related to the Series B Preferred Stock upon redemption were minimal for the six months ended June 30, 2014, respectively, and $1.6 million for the three and six months ended June 30, 2013, respectively.
Effects of participating preferred stock. Effects of participating preferred stock was a gain of $0 million for the three and six months ended June 30, 2014, and a loss of $2.5 million and $9.0 million for the three and six months ended June 30, 2013, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units were $0.2 million and $0.1 million for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2013, respectively.
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2014, the total of our cash and cash equivalents and our marketable securities was $125.9 million compared to $153.2 million at December 31, 2013. At June 30, 2014, we had total assets of $1,069.1 million compared to $740.9 million at December 31, 2013. At June 30, 2014, we had debt of $249.5 million, compared to debt of $34.2 million at December 31, 2013. There were outstanding borrowings on our revolving line of credit of $19.8 million and $11.0 million at June 30, 2014 and December 31, 2013, respectively. Availability under the revolver was $20.2 million as of June 30, 2014.
Our borrowings (in millions) are as follows:

	June 30, 2014	December 31, 2013
Convertible debt	$119.1	$—
REG Geismar GOZone bonds	100.0	—
REG Danville term loan	3.5	5.6
REG Newton term loan	16.9	18.1
REG Mason City term loan	4.9	5.1
Other	1.2	1.4
Total debt	$245.6	$30.2
Bell, LLC promissory note	$3.9	$4.0
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
In June 2014, we acquired Dynamic Fuels, subsequently renamed REG Geismar, LLC. REG Geismar is obligated with respect to $100.0 million aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, through a loan agreement with the Louisiana Public Facilities Authority. The GOZone Bonds are further described in “Note 9 - Debt” to our condensed consolidated financial statements.
At the time that the GOZone Bonds were originally issued, Tyson Foods, one of the former equityholders of Dynamic Fuels, obtained an irrevocable direct-pay letter of credit, or the Old Letter of Credit, from a financial institution which was provided to the trustee for the GOZone Bonds and drawn upon to pay the principal of and interest on the GOZone Bonds and the portion of the purchase price attributable to principal of and interest on the GOZone Bonds in connection with any GOZone

Bond repurchase obligations. At the closing of the acquisition of Dynamic Fuels in June 2014, we entered into a reimbursement agreement with Tyson Foods whereby we agreed to reimburse Tyson Foods for any amounts payable by Tyson Foods in the event of a draw on the Old Letter of Credit. We deposited $101.3 million into an escrow account for the benefit of Tyson Foods in connection with this reimbursement agreement, which represented the full amount of Tyson Foods’ obligation under the Old Letter of Credit and is held as non-current restricted cash on the Condensed Consolidated Balance Sheets.
On July 8, 2014, REG Geismar and Bank of America, N.A. entered into a Reimbursement Agreement, dated as of the same date, or Reimbursement Agreement, and Bank of America issued a letter of credit, or Substitute Letter of Credit, to the trustee for the GOZone Bonds in substitution for the Old Letter of Credit and our reimbursement arrangement with Tyson Foods was terminated. The Substitute Letter of Credit is in the stated amount of $101.3 million, which represents the sum of the outstanding $100.0 million principal amount of the GOZone Bonds plus $1.3 million of interest. The Substitute Letter of Credit expires on July 8, 2015. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the GOZone Bonds are required to tender their GOZone Bonds for repurchase and the trustee for the GOZone Bonds is required pursuant to the terms of the indenture governing the GOZone Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the GOZone Bonds. The Substitute Letter of Credit requires that the GOZone Bonds remain in the daily or weekly interest rate mode.
Pursuant to the Reimbursement Agreement, REG Geismar must reimburse Bank of America for any and all draws on the Substitute Letter of Credit. It is an event of default under the Reimbursement Agreement if REG Geismar fails to make any payment required under the Reimbursement Agreement when due, fails to comply with its obligations under the financing agreements related to the GOZone Bonds, including the Loan Agreement, or breaches certain representations, warranties or covenants in the Reimbursement Agreement (including the failure to cause the cash collateral described above to be maintained) and in the case of certain bankruptcy events involving REG Geismar. An event of default under the Reimbursement Agreement would also result in an event of default under the indenture governing the Bonds, which would cause the trustee for the GOZone Bonds to accelerate payment of the GOZone Bonds and draw down on the Substitute Letter of Credit. REG Geismar would be liable for all reimbursement obligations in connection with such a draw under the Reimbursement Agreement.
REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101.3 million certificate of deposit established by REG Capital, LLC, or REG Capital, another wholly-owned subsidiary of ours, which was pledged by REG Capital to Bank of America. REG Geismar’s obligations under the Reimbursement Agreement are not guaranteed by us or any of our affiliates.
To fund the $101.3 million security deposit related to the GOZone Bonds, in June 2014, we issued $143.8 aggregate principal amount of 2.75% convertible senior notes due 2019, or Convertible Notes. The estimated net proceeds to us from the issuance of the Convertible Notes, after deductible underwriting fees and related expenses, were approximately $138.6 million. In addition to funding the deposit, approximately $11.9 million of the net proceeds were used to pay the cost of the capped call transactions related to the issuance of the Convertible Notes. See "Note 9 - Debt” to our condensed consolidated financial statements, for a description of the Convertible Notes.
We and our subsidiaries were in compliance with all restrictive financial covenants associated with our borrowings as of June 30, 2014.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash flows provided by operating activities	$24,173	$44,064
Net cash flows used in investing activities	(235,620)	(20,304)
Net cash flows provided by financing activities	113,843	4,954
Net change in cash and cash equivalents	(97,604)	28,714
Cash and cash equivalents, end of period	$55,623	$95,499
Operating activities. Net cash provided by operating activities was $24.2 million for the six months ended June 30, 2014. For the first six months of 2014, net income was $8.6 million, which includes depreciation and amortization expense of $6.0 million, stock-based compensation expense of $2.6 million and a deferred tax benefit of $12.8 million. We also had a change of $19.5 million in net working capital, consisting of a $17.6 million decrease in inventory, a $35.1 million decrease in accounts receivable and a $12.6 million increase in prepaid expenses, which was offset by an $8.1 million decrease in accounts payable and accruals and a decrease in deferred revenues of $12.5 million. The decrease in accounts receivable is due to the expiration of the blenders credit at December 31, 2013. The decrease in inventory and deferred revenue is due to the build up of inventory at the end of 2013 for sales contracts to be completed throughout the first six months of 2014. The increase in other assets mostly relates to the increase in RIN inventory quantities and the increase in RIN pricing from December 2013 to June 2014. The decrease in accounts payable and accruals is due primarily to the decrease in accrued employee compensation as we accrued employee bonuses at the end of 2013 and there are no employee bonus accrued recorded through June 30, 2014.
Net cash provided by operating activities was $44.1 million for the six months ended June 30, 2013. For the first six months of 2013, net income was $69.5 million, which includes depreciation and amortization expense of $4.1 million, stock-based compensation expense of $2.4 million and an expense for deferred taxes of $3.5 million. We also used $35.2 million to fund net working capital requirements, consisting of a $31.6 million increase in inventory, $58.3 million increase in accounts receivable and a $9.9 million increase in prepaid expenses, which was offset by a $64.0 million increase in accounts payable and accruals and an increase in deferred revenues of $0.6 million. The increase in accounts receivable was due to the reinstatement of the blenders tax credit in 2013, an increase in sales for the first six months of 2013 when compared to the same period of 2012. The increase in accounts payable and accruals was related to the purchase of raw materials for increased production, the addition of a tolling agreement with a 30 mmgy biorefinery and the accrued income taxes recorded as of June 2013.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2014 was $235.6 million, consisting primarily of marketable securities purchases of $70.6 million, $31.5 million paid in connection with the LS9 and Dynamic Fuels acquisitions, $101.3 million change in restricted cash related to the escrow deposit securing REG Geismar's obligations related to the GOZone Bonds and $32.3 million to pay for upgrades to the Albert Lea, New Boston, Mason City and Seneca facilities.
Net cash used in investing activities for the six months ended June 30, 2013 was $20.3 million, consisting of net cash used to pay for facility construction of $20.1 million for upgrades at REG Albert Lea, REG New Boston and REG Seneca, $0.1 million used to pay for investments, and a $0.5 million loan to an external party for a potential acquisition. We received $0.3 million from insurance proceeds for the involuntary disposal of fixed assets.
Financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $113.8 million. We borrowed a net amount of $8.8 million on our line of credit, received $143.8 million for the issuance of convertible notes and paid down $17.3 million of notes payable. As part of the issuance of convertible notes, we paid $11.9 million for convertible note capped call transactions. We paid $3.6 million for redemption of preferred stock. We also paid $0.5 million for the purchase of treasury stock, $3.9 million for debt issuance costs and $1.5 million of equity issuance costs related to our acquisitions and convertible debt.
Net cash provided by financing activities for the six months ended June 30, 2013 was $5.0 million. We paid $0.3 million for the purchase of treasury stock. We drew down a net amount of $9.4 million on our line of credit, drew $3.0 million on a note payable, paid down $6.0 million of term debt and had an excess tax benefit over book expense from restricted stock unit conversions of $0.1 million. We paid $1.2 million for the payment of preferred stock dividends.
Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $145 to $160 million in the aggregate, excluding working capital requirements, would be required before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, our Mason City facility and our Seneca facility. Capital expenditures related to these facility upgrades were approximately $22 million, $4 million and $1 million and $5 million, respectively, in 2013. We are undertaking a $20 million upgrade at our Mason City facility and plan to undertake various upgrades at our existing facilities to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
We continue to be in discussions with lenders in an effort to enter into equity and debt financing arrangements to meet our projected financial needs for our partially completed facilities and capital improvement projects for our operating facilities. Since these discussions are ongoing, we are uncertain when or if financing will be available. The financing may consist of common or preferred stock, debt, project financing or a combination of these financing techniques. Additional debt would likely increase our leverage and interest costs and would likely be secured by certain of our assets. Additional equity or equity-linked financings would likely have a dilutive effect on our existing and future stockholders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries.

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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$11,007	$23,130	$8,648	$69,533
Adjustments:
Income tax (benefit) expense	(11,919)	15,314	(12,026)	45,503
Interest expense	1,204	604	1,755	1,180
Other (income) expense, net	(384)	(93)	(432)	(210)
Change in fair value of contingent liability	(384)	—	(384)	—
Straight-line lease expense	(150)	(162)	(313)	(321)
Depreciation	3,190	2,296	6,194	4,376
Amortization	(184)	(191)	(369)	(390)
Non-recurring lease cancellation (1)	1,904	—	1,904	—
Non-recurring business interruption	—	—	—	(863)
2012 Retroactive biodiesel tax credit (2)	—	(373)	—	(57,745)
Non-cash stock compensation	1,414	1,029	2,649	2,385
Adjusted EBITDA	$5,698	$41,554	$7,626	$63,448

(1)
In April 2014, we bought out the remaining life of the land lease at our Danville, Illinois facility and subsequently purchased the land. The amount represents the portion related to canceling the lease.

(2)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the BTC for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quarter 2013, but because this credit relates to the operating performance and results of 2012, it is excluded from 2013 adjusted EBITDA.

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
Commodity Price Risk
Over the period from January 2010 through June 2014, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.82 per gallon in February 2010, with prices averaging $2.96 per gallon during this period. Over the period from January 2010 through June 2014, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.5977 per pound in April 2011 to a low of $0.3584 per pound in July 2010, with closing sales prices averaging $0.4033 per pound during this period. Over the period from January 2010 through June 2014, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5250 per pound in June 2011 to a low of $0.2250 per pound in January 2014, with sales prices averaging $.3314 per pound during this period. Over the period from July 2010 through June 2014, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.21 in November 2013, with sales prices averaging $0.57 during this period.
Higher feedstock prices or lower biomass-based diesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, we have not been able to pass along increased feedstock prices to our biomass-based diesel customers. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2013. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2013 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	258.6	gallons	10%	$120.8	50.1%
Lower Cost Feedstocks	1,564.1	pounds	10%	$60.8	25.2%
Soybean Oil	327.4	pounds	10%	$15.7	6.5%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of heating oil would have a negative effect on the fair value of these instruments of $8.1 million. A 10% adverse change in the price of soybean oil would have a negative effect on the fair value of these instruments of $0.5 million.
Interest Rate Risk
We are subject to interest rate risk in connection with our $1.0 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.10% for the last week of June 30, 2014. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Danville’s $3.5 million term debt financing which matures in November 2014. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at June 30, 2014 at 5.15%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Newton's $16.9 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at June 30, 2014 of 4.15%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk related to REG Geismar's $100.0 million Gulf Opportunity Zone tax-exempt bonds, or GOZone bonds, issued by the Louisiana Public Facilities Authority. The GOZone bonds bear interest at a variable rate. The interest rate on the bonds was 0.04% for the last week of June 30, 2014. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk under our Wells Fargo Revolver which matures in December 2016 under which we had $19.8 million borrowed and outstanding at June 30, 2014. The loans bear interest at (a) LIBOR plus a margin ranging from 2.50% to 3.25% or (b) the greatest of (i) 1.75% per annum, (ii) the Federal Funds Rate plus 0.5%, (iii) the LIBOR Rate plus 1.5%, or (iv) the “prime rate” plus 1.00% to 1.75%. The effective interest rate was 4.00% at June 30, 2014. The loan was a base rate loan as of March 31, 2014 (effective rate at June 30, 2014 of 4.00%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2014 and December 31, 2013, net unrealized gains and losses on these investments were not material.
Inflation
To date, inflation has not significantly affected our operating results, though costs for petroleum-based diesel fuel, feedstocks, construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect our ability to sell the biomass-based diesel we produce, maintain our production facilities adequately, build new biomass-based diesel production facilities and expand our existing facilities as well as the demand for our facility construction management and operations management services.
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
We acquired Syntroleum Corporation and Dynamic Fuels, LLC in the second quarter of 2014. Syntroleum Corporation and Dynamic Fuels, LLC represented approximately 7% of our total assets as of June 30, 2014 and less than 1% of our revenues for the three month period ended June 30, 2014. As the acquisition occurred during 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Syntroleum Corporation and Dynamic Fuels, LLC. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As a result of REG Synthetic Fuels, LLC’s acquisition of substantially all the assets of Syntroleum Corporation that closed on June 3, 2014, REG Synthetic Fuels became involved in four lawsuits with Neste Oil Oyj and its subsidiaries (collectively “Neste”), wherein the parties have asserted their respective patents against the other. Two suits were filed by Neste against Syntroleum in the United States District Court for the District of Delaware, filed on May 29, 2012 and December 20, 2012, both of which have been stayed by the court pending the outcome of proceedings before the U.S. Patent & Trademark Office (“PTO”) in which Syntroleum, and now REG Synthetic Fuels, have challenged the validity of the two patents asserted by Neste in the lawsuits. The other two suits are pending in Singapore, the first stemming from a lawsuit filed by Syntroleum on February 7, 2013, and the second stemming from a lawsuit filed by Syntroleum on June 6, 2013.
On June 25, 2014, the PTO issued an action closing prosecution after rejecting all claims in the ongoing inter partes reexamination of Neste Oil’s U.S. Patent No. 8,187,344. The reexamination was initiated by Syntroleum in August 2012 after Neste filed suit against Syntroleum on May 29, 2012 in the District of Delaware. On January 31, 2013, the District Court stayed the lawsuit pending the final outcome of the PTO’s reexamination of the ‘344 patent. Mirroring its prior office actions (dated September 14, 2012 and June 26, 2013), the PTO again rejected both the original claims of the ‘344 patent, as well as the amended and new claims submitted by Neste, as obvious in view of the prior art. Neste has until September 25, 2014 to respond to the action closing prosecution, and may appeal the decision. The reexamination proceedings remain pending at the PTO under Reexam Control Number 95/002,084.
The second proceeding initiated by Syntroleum, and now REG Synthetic Fuels, before the PTO is an inter partes review (“IPR”) of Neste Oil’s U.S. Patent No. 8,212,094, Case No. IPR2013-00178. The IPR was initiated by Syntroleum in March 2013 after Neste filed suit against Syntroleum on December 20, 2012. On July 2, 2013, the District Court in Delaware stayed Neste’s lawsuit alleging infringement of the ’094 patent pending the results of the inter partes review of the ‘094 patent.
On September 4, 2013, the U.S. Patent & Trademark Office Patent Trial and Appeal Board (“Board”) issued a decision instituting an IPR trial on all claims of the ’094 patent. The PTO found that “there is a reasonable likelihood that Syntroleum would prevail with respect to claims 1-20 of the ’094 patent” based on the information presented. On November 11, 2013, Neste filed a motion to amend the claims of the ‘094 patent, which was accompanied by a request to cancel all 20 of the original claims. The Board heard oral argument on April 1, 2014, and will issue a final decision on the validity of the proposed amended claims by no later than September 4, 2014.
REG Synthetic Fuels believes Neste’s two patent infringement lawsuits filed in the Delaware courts are without merit.
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
The biomass-based diesel industry relies substantially on federal requirements and state policies for use of biofuels. Since biomass-based diesel has been more expensive to produce than petroleum-based diesel fuel over the past few years, the biomass-based diesel industry depends on governmental programs that support a market for biomass-based diesel that might not otherwise exist.
The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel and renewable diesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for our biomass-based diesel since July 2010 is directly attributable to the implementation of RFS2. In addition, we believe that biomass-based diesel prices since July 2010 benefited significantly from RFS2.
There can be no assurance that the United States Congress will not repeal, curtail or otherwise change, or that the EPA will not curtail or otherwise change the RFS2 program in a manner adverse to us. The petroleum industry is generally opposed to RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal or reduction in the

RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely harm our revenues and cash flows.
If Congress decides to repeal or curtail RFS2, or if the EPA is not able or willing to enforce RFS2 requirements, the demand for our biomass-based diesel based on this program and any increases in demand that we expect due to RFS2 would be significantly reduced or eliminated and our revenues and operating margins would be materially harmed. In addition, although we believe that state requirements for the use of biofuels increase demand for our biomass-based diesel within such states, they generally may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from petroleum refiners and petroleum fuel importers in the 48 contiguous states or Hawaii, which are defined as “Obligated Parties” in the RFS2 regulations, in connection with federal requirements, may shift to states that have use requirements or tax incentive programs.
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
According to EMTS data, RINs representing 0.78 billion gallons of biomass-based diesel were generated for the six months ended June 30, 2014. As of the date of this filing, the EPA has not finalized the 2014 Renewable Volume Obligations, or RVOs. The EPA has proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. Before the RVO can be finalized, the OMB, has to approve EPA’s proposal, based on the same factors outlined above. Due to the delay in publishing the proposal, which the EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVOs will be challenged in court which may further delay any final determination of the 2014 RVOs, which could reduce the demand for and price of our biomass-based diesel and could harm our revenues and cash flows.
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
Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs.
Our gross margins depend on the spread between biomass-based diesel prices and feedstock costs. Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biodiesel, was $1.32 in 2011, $1.26 in 2012, and $1.61 in 2013 assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biodiesel, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.89 in 2011, $0.65 in 2012, and $1.19 in 2013 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel. For 2011, 2012 and 2013, approximately 83%, 84%, and 83%, respectively, of our total feedstock usage was inedible animal fat, used cooking oil or inedible corn oil and 17%, 16% and 17%, respectively, was virgin vegetable oils.
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biomass-based diesel production costs. A lack of close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biomass-based diesel prices, including, but not limited to, a reduction in the value of RINs, such as the decrease that occurred in the last few months of 2012 and the last few months of 2013, would adversely affect our gross margins, cash flow and results of operations. For a detailed description of RINs, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.”
The costs of raw materials that we use as feedstocks are volatile and our results of operations could fluctuate substantially as a result.
The cost of feedstocks is a significant uncertainty for our business. The success of our operations is dependent on the price of feedstocks and certain other raw materials that we use to produce biomass-based diesel. A decrease in the availability or an increase in the price of feedstocks may have a material adverse effect on our financial condition and operating results. At elevated price levels, these feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers.
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
Since 2009, we have principally used inedible corn oil, used cooking oil and inedible animal fats as our feedstocks for the production of biomass-based diesel. Our decision to shift to these feedstocks resulted from the reduction in profit caused by a significant increase in soybean oil prices, which rose from $0.1435 per pound in February 2001 to $0.7040 per pound in March 2008, and soybean oil having generally remained at high levels since that time. While prices for these alternative feedstocks can experience price volatility similar to soybean oil, their prices can also vary significantly from soybean oil based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biomass-based diesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. Historically, the price of animal fat has been affected by the amount of rendering volumes in the United States, as well as demand from other markets. If biomass-based diesel production continues to increase in response to RFS2, we expect that more biomass-based diesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices. Further, the markets for used cooking oil and inedible corn oil are in their nascent stages.
The market and supply for used cooking oil as a feedstock for biomass-based diesel is growing. The commercial supply of inedible corn oil is growing as more ethanol producers are installing corn oil extraction technology in their ethanol plants and are improving the yield of inedible corn oil they are able to extract from their distillers grains. However, inedible corn oil is not generally available in quantities sufficient to cover all of our operations. If more ethanol plants do not acquire and utilize corn oil extraction equipment, if extraction yields do not improve, if ethanol plants are idled, or ethanol plants begin using the feedstock in their own operations, we may not be able to obtain additional amounts of inedible corn oil for use in our production of biomass-based diesel and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.
Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins.
The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on these tax incentives to bring the price of biomass-based diesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biomass-based diesel mixture excise tax credit, or BTC. The BTC provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, and expired again December 31, 2013. There is no assurance that it will be reinstated again. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. Although the BTC was reinstated for all of 2012, it was restated in January of 2013 and thus is reflected in our 2013 earnings. It is uncertain what action, if any, Congress may take with respect to reinstating the BTC or when such action might be effective. If Congress does not reinstate the credit, demand for our biomass-based diesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the BTC expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biomass-based diesel inventories and reduced gallons sold in the first quarter of 2012. With the expiration of the BTC at the end of 2013, the industry experienced a similar increase in biomass-based diesel production in the fourth quarter of 2013 which we believe reduced demand in the first quarter of 2014.
In addition, several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11. Like the BTC, the Illinois tax incentive program and the tax incentive programs of other state could be changed as a result of state budget considerations or otherwise. Reduction or elimination of such incentives could materially and adversely harm our revenues and profitability.
Risk management transactions could significantly increase our operating costs and working capital requirements and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, and related commodities, such as heating oil and ultra-low sulfur diesel, or ULSD. The financial impact of such market positions will depend on commodity prices at the time that we are required to perform our obligations under these contracts. Risk management arrangements will also expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Further, our ability to reduce the risk of falling biomass-based diesel prices and rising feedstock costs will be limited as currently there is no established futures market for biomass-based diesel or the vast majority of our feedstocks, nor are fixed-price long-term contracts generally available. As a result, our results of operations and financial position may be adversely affected by increases in the price of feedstocks or decreases in the price of biomass-based diesel that are not managed effectively.
One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 16%, 36% and 23% of our total revenues in 2013, 2012 and 2011, respectively. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel it buys from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed. Past news reports indicated that Pilot was the subject of a federal criminal investigation involving alleged fraud related to customer diesel fuel rebates. REG cannot determine what effect, if any, this may have on its future business relationship with Pilot.
Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biomass-based diesel industry.
Our revenues are currently generated almost entirely from the production and sale of biomass-based diesel, with glycerin and fatty acid sales and the operations of our Services segment representing only a small portion of revenues. To date, our renewable chemicals business has not generated any revenues. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. For example, in 2009 and the beginning of 2010, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.
Technological advances and changes in production methods in the biomass-based diesel industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biomass-based diesel could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. There is no assurance that third-party licenses for any proprietary technologies that we would need access to in order to remain competitive for either existing processes or new technology will be available to us on commercially reasonable terms or that any new technologies could be incorporated into our plants. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, we may not be able to successfully execute our strategy and our results of operations could be substantially harmed.
Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.
Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in selected foreign countries where we believe filing for such protection is advantageous and cost-justified. Our ability to use and prevent others from using our intellectual property is important to our success. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application.
If we pursue litigation to assert our intellectual property rights, an adverse judicial decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.
Any intellectual property rights claim against us, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. For example, we are currently involved in certain legal proceedings with Neste Oil Oyj related to certain patents critical to our operations of our Geismar facility. In the event these proceedings are resolved adversely against us, we may not be able to operate our Geismar facility as planned or may need to invest significant resources in capital improvements at our Geismar facility for it to be operational. Any of these events could seriously harm our business, operating results and financial condition.
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

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At June 30, 2014, our total long-term debt was $242.7 million. This includes $143.8 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014 and $100.0 million of GOZone Bonds for which our newly acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under a revolving credit agreement provided by a bank group. At June 30, 2014, there was $19.8 million outstanding under our revolving line of credit, all of which we guarantee. See in "Note 9 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
Our indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;

•	increase our vulnerability to general adverse economic and biomass-based diesel industry conditions;

•
limit our flexibility in planning for, or reacting to, changes in our business and the biomass-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit among other things, our ability to borrow additional funds.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the GOZone Bonds, our other existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future indebtedness.
We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Convertible Notes.
Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes upon a fundamental change or to settle conversion of the Convertible Notes in cash.
In addition, our ability to repurchase the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture governing the Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.
Certain provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Convertible Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with such option counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and volatility of shares of our common stock. In addition, upon a default by any option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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

We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9's assets in January 2014, as well as our acquisition of Syntroleum Corporation and Dynamic Fuels, LLC and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate such as our acquisition Dynamic Fuels, which owned an idled renewable diesel facility in Geismar, Louisiana. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.
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

In addition, one of our strategic goals is to expand our biomass-based diesel production capabilities into international markets. In the event we expand our operations into international markets through acquisitions or otherwise, we may be exposed to additional risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, export duties, currency fluctuations and restrictions, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws, each of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We intend to pursue strategic initiatives to expand our business beyond our biomass-based diesel and renewable chemical materials that will require significant funding and management attention and these initiatives may not be successful.
We are seeking opportunities to expand our product lines, as a commercialization partner for companies engaged in the development of new advanced biofuels, by using our biorefinery platform to produce renewable chemicals from biomass feedstocks and by entering entirely new industries through acquisitions or otherwise, including through our recent acquisition of substantially all the assets of LS9 in January 2014 and the acquisition of substantially all the assets of Syntroleum Corporation in June 2014. There is no assurance that new technologies capable of economically producing advanced biofuels will be developed, that the developers of these technologies will select us as their commercialization partner or that the terms of any such collaborative arrangement will be favorable to us. Further, the renewable chemicals market is underdeveloped. Any chemicals that we produce from renewable sources may not prove to be as effective as chemicals produced conventional sources and, regardless of their effectiveness, renewable chemicals may not be accepted in the chemical marketplace. Furthermore, we may not be able to acquire companies in different industries at attractive valuations or at all. These strategic initiatives will require significant funding and management attention, and if we are not successful in implementing them, our financial condition and results of operations may be harmed.
Our business is subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.
Our operating results are influenced by seasonal fluctuations in the price of and demand for biomass-based diesel. Our sales tend to decrease during the winter season due to perceptions that biomass-based diesel will not perform adequately in colder weather. For example, the unseasonably cold winter recently experienced reduced demand. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola, used cooking oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.
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
The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations related to the general population’s health and safety and compliance and permitting obligations, including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances, discharges, air and other emissions, as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June30, 2014 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. In addition, our Houston and Geismar facilities, due to their Gulf Coast location, are vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations and all of our plants could incur damage from other natural disasters. A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, our REG Life Sciences, LLC, or REG Life Sciences, research and development center is in South San Francisco, California, which is subject to earthquakes. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, clean-up costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would seriously harm our results of operations and financial condition.
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
All of our principal assets, including our biomass-based diesel production facilities, are owned by subsidiaries and some of these subsidiaries are subject to loan covenants that generally restrict them from paying dividends, making distributions or making loans to us or to any other subsidiary. These limitations will restrict our ability to repay indebtedness, finance capital projects or pay dividends to stockholders from our subsidiaries’ cash flows from operations.
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
Risks Related to the Biomass-based diesel Industry
The market price of biomass-based diesel is influenced by the price of petroleum-based distillate fuels, such as ultra-low sulfur diesel, and decreases in the price of petroleum-based distillate fuels or RIN values would very likely decrease the price we can charge for our biomass-based diesel, which could harm our revenues and profitability.
Historically, biodiesel prices have been strongly correlated to petroleum-based diesel prices and in particular ULSD, regardless of the cost of producing biomass-based diesel itself. We market our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of petroleum-based diesel falls, the price of biomass-based diesel could decline, and we may be unable to produce products that are an economically viable alternative to petroleum-based fuels. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Additionally, demand for liquid transportation fuels, including biomass-based diesel, is impacted by economic conditions.
Just as a small reduction in the real or anticipated supply of crude oil can have a significant upward impact on the price of petroleum-based fuels, a perceived reduction of such threats can result in a significant reduction in petroleum-based fuel prices. A reduction in petroleum-based fuel prices may have a material adverse effect on our revenues and profits if such price decrease reduces the price we are able to charge for our biomass-based diesel.
There was a sharp decline in RIN prices during third quarter 2012 that carried through the end of 2012. During this period, RIN pricing declined from $1.17 per RIN at June 30, 2012 to $0.64 per RIN at December 31, 2012, as reported by OPIS, which contributed to the decline in price of biomass-based diesel. RIN prices also declined sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN at December 31, 2013, as reported by OPIS. A reduction in RIN values, such as those experienced in the second half of 2012 and 2013, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biomass-based diesel.
We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel business.
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, LLC, Cargill, Inc. and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production, includes Neste Oil with approximately 600 million gallons of global renewable diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture renewable diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.
In addition, petroleum companies and diesel retailers form the primary distribution networks for marketing biomass-based diesel through blended petroleum-based diesel. If these companies increase their direct or indirect biomass-based diesel production, there will be less need to purchase biomass-based diesel from independent biomass-based diesel producers like us. Such a shift in the market would materially harm our operations, cash flows and financial position.
The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our revenues and profitability.
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 240 million gallon per year plant in Singapore, a 240 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 137 million gallon per year renewable diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business-Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be generated upon the production of these fuels. The EPA recently adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs.
The biomass-based diesel industry will also face increased competition resulting from the advancement of technology by automotive, industrial and power generation manufacturers which are developing more efficient engines, hybrid engines and alternative clean power systems. Improved engines and alternative clean power systems offer a technological solution to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If and when these clean power systems are able to offer significant efficiency and environmental benefits and become widely available, the biomass-based diesel industry may not be able to compete effectively with these technologies and government requirements for the use of biofuels may not continue.
The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. If these emerging technologies compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel does, then the biomass-based diesel industry may have difficulty in procuring the feedstocks necessary to be successful.
Increased industry-wide production of biomass-based diesel could have a negative effect on our margins and there remains excess production capacity in the biomass-based diesel industry.
According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel RINs were generated in the United States in 2011, 1.14 billion gallons were generated in 2012, 1.78 billion gallons were generated in 2013, and 0.78 billion gallons for the six months ended June 30, 2014. Such production was in excess of the 800 million gallon RFS2 requirement for 2011, the one billion gallon requirement for 2012, and the 1.28 billion gallon requirement for 2013. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biomass-based diesel, negatively affecting our profitability. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2.
In 2013, 1.78 billion gallons of biomass-based diesel RINs were generated. Adding the 2012 carry-over to the 2013 RIN generation, would result in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The proposed 2014 biomass-based diesel RVO is 1.28 billion gallons, and if adopted would limit the 2014 carryover to 256 million gallons, or 20% of 1.28 billion, thus resulting in an excess supply of 504 million gallons of biomass-based diesel RINs. These excess RINs can be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biomass-based diesel RINs may be reduced, which could harm our revenues and cash flows. Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. According to the National Biodiesel Board, or NBB, as of September 12, 2012, 2.7 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 1.2 billion gallons of biomass-based diesel production was registered by foreign producers. Furthermore, plants under construction and expansion in the United States as of December 31 2011, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
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
Some people believe that biomass-based diesel may increase the cost of food, as some feedstocks such as soybean oil used to make biomass-based diesel can also be used for food products. This debate is often referred to as “food vs. fuel.” This is a concern to the biomass-based diesel industry because biomass-based diesel demand is heavily influenced by government policy and if public opinion were to erode, it is possible that these policies would lose political support. These views could also negatively impact public perception of biomass-based diesel. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States.
Concerns regarding the environmental impact of biomass-based diesel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
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
To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.
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
Growth in the sale and distribution of biomass-based diesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.
Growth in the biomass-based diesel industry depends on substantial development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biomass-based diesel, impede delivery of our biomass-based diesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biomass-based diesel and any infrastructure disruptions could materially harm our business.
We face competition from imported biodiesel and renewable diesel, which may reduce demand for biomass-based produced by us and cause our revenues and profits to decline.
Biodiesel and renewable diesel imports into the United States have increased significantly and compete with United States produced biodiesel. The imported fuels may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. New Technology Diesel Engines eliminate any such increase. Emissions from older vehicles while the fleet turns over may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biomass-based diesel industry, potentially harming our ability to market our biodiesel.
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
2.1
Membership Interest Purchase Agreement, dated as of May 20, 2014, by and among Renewable Energy Group, Inc., REG Synthetic Fuels, LLC and Tyson Foods, Inc. † (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2014)

4.1
Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 14, 2014)

4.2
First Supplemental Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 14, 2014)

4.3	Form of Note (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 14, 2014)
10.1
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.2
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.3
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.4
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.5
Reimbursement Agreement, dated as of July 8, 2014, between REG Geismar, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.6
Security Agreement (Deposit Account/Certificate of Deposit), dated as of July 8, 2014, by REG Capital, LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2014)

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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 8, 2014	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2014	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 8, 2014	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)