Form 10-Q
period 2014-09-30
Renewable Energy Group, Inc.
filed 2014-11-06
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 31, 2014, the registrant had 42,306,595 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,270	$153,227
Marketable securities	61,378	—
Accounts receivable, net (includes amounts owed by related parties of $141 and $426, respectively)	35,422	82,911
Inventories	49,382	85,814
Prepaid expenses and other assets	39,786	25,568
Total current assets	253,238	347,520
Property, plant and equipment, net	462,053	286,044
Property, plant and equipment, net—variable interest entity	—	5,180
Goodwill	175,472	84,864
Intangible assets, net	29,280	4,867
Deferred income taxes	1,470	—
Other assets (includes amounts owed by related parties of $0 and $35, respectively)	29,356	12,380
Restricted cash	104,815	—
TOTAL ASSETS	$1,055,684	$740,855
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$—	$10,986
Current maturities of long-term debt	6,105	6,729
Current maturities of long-term debt—variable interest entity	—	300
Accounts payable (includes amounts owed to related parties of $570 and $552, respectively)	53,942	48,727
Accrued expenses and other liabilities	15,361	12,305
Deferred income taxes	8,968	3,687
Deferred revenue	99	15,503
Total current liabilities	84,475	98,237
Unfavorable lease obligation	7,058	7,905
Deferred income taxes	—	2,691
Contingent consideration for acquisitions	39,411	—
Long-term debt	241,495	23,422
Long-term debt—variable interest entity	—	3,729
Other liabilities	4,153	6,838
Total liabilities	376,592	142,822
COMMITMENTS AND CONTINGENCIES (Note 15)
Series B preferred stock ($.0001 par value; 3,000,000 shares authorized; 0 and 143,313 shares outstanding; redemption amount $0 and $3,583, respectively)	—	3,963
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 42,306,595 and 36,506,221 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	431,300	359,818
Retained earnings	251,692	238,134
Accumulated other comprehensive loss	(18)	—
Treasury stock (530,898 and 530,898 shares outstanding, respectively)	(3,886)	(3,886)
Total stockholders’ equity	679,092	594,070
TOTAL LIABILITIES AND EQUITY	$1,055,684	$740,855
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES:
Biodiesel sales	$382,296	$399,226	$919,255	$859,058
Biodiesel government incentives	1,830	59,203	16,742	248,385
	384,126	458,429	935,997	1,107,443
Services	132	15	219	104
	384,258	458,444	936,216	1,107,547
COSTS OF GOODS SOLD:
Biodiesel	351,033	388,518	854,800	875,475
Biodiesel—related parties	10,490	12,057	31,919	37,198
Services	20	20	67	149
	361,543	400,595	886,786	912,822
GROSS PROFIT	22,715	57,849	49,430	194,725
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,707	12,686	45,861	33,556
INCOME FROM OPERATIONS	6,008	45,163	3,569	161,169
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	1,059	—	1,443	—
Other income, net	124	66	556	276
Interest expense	(2,867)	(577)	(4,622)	(1,757)
	(1,684)	(511)	(2,623)	(1,481)
INCOME BEFORE INCOME TAXES	4,324	44,652	946	159,688
INCOME TAX BENEFIT (EXPENSE)	248	42,051	12,274	(3,452)
NET INCOME	4,572	86,703	13,220	156,236
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	378	—
PLUS—CHANGE IN UNDISTRIBUTED DIVIDENDS ALLOCATED TO PREFERRED STOCKHOLDERS	—	(147)	—	(147)
LESS—DISTRIBUTED DIVIDENDS TO PREFERRED STOCKHOLDERS	—	(258)	(40)	(1,848)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	—	(6,455)	—	(18,010)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(68)	(1,381)	(196)	(2,273)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$4,504	$78,462	$13,362	$133,958
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.11	$2.32	$0.33	$4.20
DILUTED	$0.11	$2.31	$0.32	$4.20
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	42,374,768	33,790,034	40,216,467	31,918,951
DILUTED	42,432,005	34,016,476	40,228,929	31,924,197
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$4,572	$86,703	$13,220	$156,236
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	4	—	(18)	—
Other comprehensive income (loss)	4	—	(18)	—
Comprehensive income	$4,576	$86,703	$13,202	$156,236
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	$274,136	$53,823	$—	$(3,198)	$324,764
Issuance of common stock	—	—	58,501	—	423	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(2,469,489)	(68,479)	4,988,995	1	69,116	—	—	—	69,117
Conversion of restricted stock units to common stock (net of 21,675 shares of treasury stock purchased)	—	—	70,515	—	—	—	—	(158)	(158)
Stock compensation expense	—	—	—	—	3,869	—	—	—	3,869
Series B Preferred Stock dividends paid	—	—	—	—	—	(1,848)	—	—	(1,848)
Net income	—	—	—	—	—	156,236	—	—	156,236
BALANCE, September 30, 2013	525,617	$14,564	35,677,946	$4	$347,544	$208,211	$—	$(3,356)	$552,403
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	378
Issuance of common stock in acquisition (net of issuance costs of $884)	—	—	5,724,172	—	60,196	—	—	—	60,196
Conversion of restricted stock units to common stock	—	—	24,906	—	—	—	—	—	—
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $886)	—	—		—	19,068	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	(11,904)
Purchase of remaining interest in VIE (net of taxes of $300)	—	—	—	—	(524)	—	—	—	(524)
Stock compensation expense	—	—	—	—	4,041	—	—	—	4,041
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(18)	—	(18)
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	(40)
Net income	—	—	—	—	—	13,220	—	—	13,220
BALANCE, September 30, 2014	—	$—	42,306,595	$4	$431,300	$251,692	$(18)	$(3,886)	$679,092
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,220	$156,236
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	9,526	6,974
Amortization expense of assets and liabilities, net	412	(365)
Accretion of convertible note discount	1,488	—
Change in fair value of contingent consideration	(1,443)	—
Gain on disposal of property, plant and equipment	—	(67)
Provision for doubtful accounts	356	99
Stock compensation expense	4,041	3,869
Deferred tax expense (benefit)	(12,840)	8,872
Other operating activities	437	—
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	47,678	(47,959)
Inventories	38,379	(14,681)
Prepaid expenses and other assets	(12,358)	(24,441)
Accounts payable	967	23,843
Accrued expenses and other liabilities	(3,105)	3,432
Deferred revenue	(15,404)	987
Net cash flows provided by operating activities	71,354	116,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(80,973)	—
Cash receipts from marketable securities	19,174	—
Cash proceeds from involuntary disposal of fixed assets	—	330
Change in restricted cash	(104,815)	—
Cash paid for purchase of property, plant and equipment	(45,579)	(28,785)
Cash paid for acquisitions, net of cash acquired	(32,892)	(10,933)
Cash paid for investments	(2,779)	—
Other investing activities	72	(58)
Net cash flows used in investing activities	(247,792)	(39,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,056,596	1,103,568
Repayments on line of credit	(1,067,582)	(1,103,568)
Cash received from issuance of debt	143,750	3,000
Cash paid for capped call transactions	(11,904)	—
Cash paid on debt	(20,340)	(9,690)
Cash paid for debt issuance costs	(4,381)	(47)
Cash paid for equity issuance costs	(1,527)	(25)
Cash paid for treasury stock	(529)	(282)
Cash paid for preferred stock dividends	(40)	(1,205)
Cash paid for redemption of preferred stock	(3,562)	—
Cash paid for fractional common stock shares	—	(6)
Net cash flows provided by (used in) financing activities	90,481	(8,255)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,957)	69,098
CASH AND CASH EQUIVALENTS, Beginning of period	153,227	66,785
CASH AND CASH EQUIVALENTS, End of period	$67,270	$135,883
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid/(received) for income taxes	$21	$(6,538)
Cash paid for interest	$2,286	$1,496
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$5,905	$3,608
Debt issuance cost	$60
Incentive stock liability for raw material supply agreement	$317	$439
Equity issuance costs	$25
Issuance of common stock for acquisitions	$61,085
Issuance of note payable for acquisition		$5,135
Contingent consideration for acquisitions	$45,950
Debt assumed in acquisition	$113,553
Gain on redemption of preferred stock	$378
Issuance of common stock for dividends		$643
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2014 and 2013
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
As of September 30, 2014, the Company owned biomass-based diesel production facilities with an aggregate nameplate production capacity of 332 million gallons per year (mmgy).
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
Restricted Cash
Restricted cash consists of $101,315 of cash, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, $3,500 is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit to support REG Energy Services' trade activities as of September 30, 2014. There was no restricted cash balance at December 31, 2013. For additional information, see "Note 9 - Debt". The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of September 30, 2014. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. There were no gross realized gains and losses on available-for-sale securities during the three and nine months ended September 30, 2014 and 2013.
Inventories

Inventories are valued at the lower of cost or market. Lower of cost or market adjustments amounting to $1,051 and $0 were made to the inventory values reported as of September 30, 2014 and December 31, 2013, respectively. Cost is determined based on the first-in, first-out method.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of the biodiesel reporting unit exceeded its carrying value by approximately 7% and the services reporting unit exceeded its carrying value by approximately 66%. There have been no impairment indicators in the first nine months of 2014 that would indicate that an additional assessment needs be taken.
Contingent Consideration for Acquisitions
Contingent considerations in a purchase business combination are established at the time of the acquisition (See "Note 3 - Acquisitions and Equity Transactions"). The contingent consideration is adjusted to fair value at each reporting period. The change in fair value is included in change in fair value of contingent consideration on the Condensed Consolidated Statements of Operations.
Research and Development Costs
Research and development (R&D) costs are charged to expense as incurred and included in Selling, General and Administrative expenses on the Condensed Consolidated Statements of Operations. R&D expense was $2,810 and $7,900 for the three and nine months ended September 30, 2014, respectively, and $79 and $153 for the three and nine months ended September 30, 2013, respectively. In process research and development (IPR&D) assets acquired in connection with acquisitions are recorded on the Condensed Consolidated Balance Sheets as intangible assets. Acquired IPR&D is initially assigned an indefinite life and is subject to impairment testing until the completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is expensed. Once the associated R&D efforts are completed, the carrying value of the IPR&D is reclassified as a finite-lived asset and is amortized over its useful life.
Convertible Debt
In June 2014, the Company issued $143,750 in convertible senior notes. Applicable authoritative accounting guidance requires that the conversion feature be assigned a fair value and that that feature reduce the initial recorded value of the liability component of the convertible senior notes. This conversion feature is recorded in equity on a net of tax basis. The discount on the liability component is being amortized through interest expense until the maturity date of June 15, 2019. See "Note 9 - Debt" for further descriptions of the transaction.
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
Income Taxes
The tax benefit for the nine months ended September 30, 2014 was mainly attributable to the acquisition of Syntroleum and Dynamic Fuels. Specifically, in connection with the acquisition of Syntroleum and Dynamic Fuels, the Company acquired a net deferred tax liability of $7,278 that will produce future taxable income. The increase in the gross deferred tax liability resulted in a reduction to the Company's valuation allowance which was recognized as a tax benefit discretely in the quarter ended June 30, 2014.
Under the rules prescribed by Internal Revenue Code (IRC) Section 382 and applicable regulations, if certain transactions occur with respect to an entity's capital stock that result in a cumulative ownership shift of more than 50% by 5% stockholders over a testing period, annual limitations are imposed with respect to the entity's ability to utilize its net operating loss carryforwards. During the nine months ended September 30, 2014, the Company recorded an increase to the deferred tax assets for net operating loss carryforwards from Syntroleum of approximately $22,600 on a pre-tax basis (after IRC Section 382 limitation). IRC Section 382 limits the Company's ability to realize these net operating losses, which begin to expire in 2018 and, accordingly, the Company has recorded a full valuation allowance on the net operating loss carryforwards. As described in Note 3, the Company has not completed its accounting for the business combinations related to the Syntroleum and Dynamic Fuels acquisitions, and we continue to assess the recognition, measurement, and realizability of these deferred tax assets, and any changes thereto will be recorded in the accounting for the business combination.
New Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently still assessing the impact that this guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS AND EQUITY TRANSACTIONS
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
The fair value of the 2,230,559 shares of Common Stock issued as part of the consideration paid for LS9 was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period after the acquisition. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. As of September 30, 2014, the Company has recorded a contingent liability of $15,474, all of which has been classified as non-current on the Condensed Consolidated Balance Sheets.
The goodwill acquired is included in the Biodiesel segment, a portion of which is expected to be deductible for tax purposes.
REG Life Sciences had no revenues for the three and nine months ended September 30, 2014. The net loss generated by REG Life Sciences for the three and nine months ended September 30, 2014, included in the Condensed Consolidated Statements of Operations was $3,863 and $8,527, respectively.

Syntroleum Corporation/Dynamic Fuels, LLC
On June 3, 2014, REG Synthetic Fuels, a wholly-owned subsidiary of the Company included in the Biodiesel segment, acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owns a 75 million gallon per year nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana. The Company has not completed its initial accounting for this business combination as the valuation of the intangible assets and goodwill acquired has not been finalized. The following table summarizes the consideration paid for Syntroleum.

June 3, 2014
Consideration at fair value for Syntroleum:
Common stock	$34,831
The fair value of the 3,493,613 shares of Common Stock issued to Syntroleum was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
The fair value of the Syntroleum renewable hydrocarbon diesel technology was determined using the relief from royalty method, or RFR, which reflects the savings realized by owning the intangible assets. The value under RFR method is dependent upon the following factors for an asset: royalty rate, discount rate, expected life and projected revenue.
On June 6, 2014, REG Synthetic Fuels acquired the remaining 50% ownership interest in Dynamic Fuels, from Tyson Foods. The Company renamed Dynamic Fuels to REG Geismar, LLC, which is included in the Biodiesel segment. The Company has not completed its initial accounting for this business combination as the valuation of the real and personal property, contingent consideration, intangible assets and goodwill acquired has not been finalized.
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
Subject to achievements related to the sale of renewable hydrocarbon diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain sales volumes. The agreement calls for periodic payments based on pre-determined payments per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The contingent payments will be payable in cash. As of September 30, 2014, the Company has recorded a contingent liability of $29,033, of which $5,096 has been classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
The goodwill acquired is included in the Biodiesel segment, a portion of which is expected to be deductible for tax purposes.
REG Synthetic Fuels, including its wholly-owned subsidiary REG Geismar, had $262 and $312 in revenues for the three and nine months ended September 30, 2014, respectively. The net loss generated by REG Synthetic Fuels for the three and nine months ended September 30, 2014 included in the Condensed Consolidated Statement of Operations was $4,766 and $9,617, respectively, which includes $3,004 of income tax expense for the nine months ended September 30, 2014, resulting from the recording of a valuation allowance offsetting their deferred tax assets.
The following pro forma condensed combined results of operations assume that LS9, Syntroleum and Dynamic Fuels acquisitions were completed as of January 1, 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues	$384,258	$458,463	$936,759	$1,135,692
Net income (loss)	4,504	67,746	(497)	131,688
Basic net income (loss) per share	$0.11	$1.77	$(0.01)	$3.54
416 S. Bell, LLC
Prior to July 25, 2014, the Company had a 50% ownership in 416 S Bell, LLC (Bell, LLC), a variable interest entity (VIE) joint venture that owned and leased to the Company its corporate office building in Ames, Iowa. Commencing January 1, 2011, the Company had the right to execute a call option with the joint venture member, Dayton Park, LLC (Dayton Park), to purchase Bell, LLC and commencing on January 1, 2013, Dayton Park had the right to execute a put option with the Company to sell Bell, LLC. The Company determined it was the primary beneficiary of Bell, LLC and had consolidated Bell, LLC into the Company’s financial statements since January 1, 2011.
On July 25, 2014, the Company completed the acquisition of the remaining 50% interest in Bell, LLC in exchange for $1,423 cash. The Company determined that this transaction did not result in a change of control and as such has accounted for it as an equity transaction. Neither goodwill nor a gain/loss was recognized in conjunction with the acquisition.
NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of September 30, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$19,473	$7	$(4)	$19,476
Corporate bonds	Within one year	30,243	—	(9)	30,234
Certificates of deposit	Within one year	11,680	—	(12)	11,668
Total		$61,396	$7	$(25)	$61,378
NOTE 5 — INVENTORIES
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$22,923	$13,393
Work in process	1,722	1,456
Finished goods	24,737	70,965
Total	$49,382	$85,814
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2014	December 31, 2013
Commodity derivatives and related collateral, net	$14,069	$13,675
Prepaid expenses	5,172	2,414
Deposits	4,314	293
RIN inventory	11,753	6,455
Income taxes receivable	2,028	2,197
Other	2,450	534
Total	$39,786	$25,568
RIN inventory values were adjusted in the amount of $260 and $1,277 at September 30, 2014 and December 31, 2013, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	September 30, 2014	December 31, 2013
Investments	$10,003	$7,351
Debt issuance costs (net of accumulated amortization of $1,207 and $715, respectively)	4,837	832
Spare parts inventory	3,671	3,671
Deposits	3,870	—
Other	6,975	526
Total	$29,356	$12,380
NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and the changes in goodwill for the nine months ended September 30, 2014:

	Biodiesel	Services	Total
Balance, December 31, 2013	$68,784	$16,080	$84,864
Acquisitions	90,608	—	90,608
Balance, September 30, 2014	$159,392	$16,080	$175,472
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,818	$(1,017)	$4,801	11.3 years
Renewable hydrocarbon diesel technology	8,300	(184)	8,116	14.8 years
Trademarks	600	(300)	300	0.3 years
Ground lease	200	(93)	107	7.1 years
Total amortizing intangibles	14,918	(1,594)	13,324
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,874	$(1,594)	$29,280

	December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,502	$(753)	$4,749	12.0 years
Ground lease	200	(82)	118	7.9 years
Total amortizing intangibles	5,702	(835)	4,867
In-process research and development, indefinite lives	—	—	—
Total intangible assets	$5,702	$(835)	$4,867
The Company recorded intangible amortization expense of $583 and $760 for the three and nine months ended September 30, 2014, respectively, and $89 and $236 for the three and nine months ended September 30, 2013, respectively.
The estimated intangible asset amortization expense for fiscal year 2014 through fiscal year 2019 and thereafter is as follows:

October 1, 2014 through December 31, 2014	$542
2015	1,038
2016	1,052
2017	1,067
2018	1,082
2019 and thereafter	8,543
Total	$13,324
NOTE 9 — DEBT
The Company’s debt is as follows:

	September 30, 2014	December 31, 2013
Convertible debt	$120,207	$—
REG Geismar GOZone bonds	100,000	—
REG Danville term loan	2,113	5,626
REG Newton term loan	15,524	18,143
REG Mason City term loan	4,710	5,135
Other	5,046	1,247
Total debt	$247,600	$30,151
Bell, LLC promissory note—variable interest entity	$—	$4,029
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
In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions (Capped Call) for the purpose of reducing potential dilution of earnings per share if the Convertible Notes were to be converted to shares of Common Stock. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $16.02 per share. The capped calls were purchased for $11,904 and recorded as a reduction to common stock-additional paid-in-capital.
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
REG Geismar, LLC's GOZone Bonds
In October 2008, Dynamic Fuels received $100,000 in proceeds from the issuance of GOZone Bonds by the Louisiana Public Facilities Authority (the Authority) pursuant to a loan agreement between Dynamic Fuels and the Authority (Loan Agreement). The proceeds were used to construct the Dynamic Fuels production facility. In June 2014, as a result of the acquisitions of Syntroleum and Dynamic Fuels, the Loan Agreement related to the GOZone Bonds became part of the Company's consolidated long-term debt. The GOZone Bonds mature on October 1, 2033. Interest on the GOZone Bonds accrues at a daily rate, weekly rate, commercial paper rate or long term rate, as determined by REG Geismar. When the GOZone Bonds are in daily or weekly mode, at any time holders have the right to tender bonds for repurchase and bonds are subject to optional redemption by a remarketing agent pursuant to a remarketing agreement. The GOZone Bonds were in the weekly interest rate mode as of September 30, 2014 and the applicable interest rate at September 30, 2014 was 0.04% per annum.
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
On July 8, 2014, REG Geismar and Bank of America entered into a Reimbursement Agreement, dated as of the same date (Reimbursement Agreement), and Bank of America issued a letter of credit (Substitute Letter of Credit) to the trustee for the GOZone Bonds, in substitution for the irrevocable direct-pay letter of credit (Old Letter of Credit) held by Tyson Foods. The Substitute Letter of Credit is in the stated amount of $101,315, which represents the sum of the outstanding $100,000 principal amount of the GOZone Bonds plus $1,315 of interest. REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101,315 certificate of deposit established by REG Capital, LLC, or REG Capital, which was pledged by REG Capital to Bank of America.This certificate of deposit is recorded as restricted cash in non-current assets of the Condensed Consolidated Balance Sheets. The Substitute Letter of Credit expires on July 8, 2015. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the Bonds are required to tender their Bonds for repurchase and the trustee for the Bonds is required pursuant to the terms of the indenture governing the Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the Bonds. The Substitute Letter of Credit requires that the Bonds remain in the daily or weekly interest rate mode.
Revolving Line of Credit

	September 30, 2014	December 31, 2013
Amount borrowed under revolving line of credit	$—	$10,986
Maximum available to be borrowed under revolving line of credit	$35,975	$29,014
NOTE 10 — RELATED PARTY TRANSACTIONS
West Central Cooperative
West Central beneficially owns more than 5% of our outstanding securities. The Company has several contractual relationships and transactions with West Central, including contracts for services, supply of soybean oil feedstock, a ground lease for the Ralston facility and an extended payment terms arrangement.
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

Summary of Related Party Balances - Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cost of goods sold – Biodiesel	$10,490	$12,057	$31,919	$37,198
Selling, general and administrative expenses	$4	$—	$43	$2
Interest expense	$1	$2	$2	$30

Summary of Related Party Balances - Condensed Consolidated Balance Sheets
	As of September 30, 2014	As of December 31, 2013
Accounts receivable	$141	$426
Other assets	$—	$35
Accounts payable	$570	$552
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to hedge its exposure to price risk related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biodiesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biodiesel costs of goods sold reflected in current results of operations. As of September 30, 2014, the Company had 2,255 open commodity contracts.
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

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$11,019	$210	$325	$546
Cash collateral	3,763	503	13,896	—
Total gross amount recognized	14,782	713	14,221	546
Gross amounts offset	(713)	(713)	(546)	(546)
Net amount reported in the condensed consolidated balance sheet	$14,069	$—	$13,675	$—

The following table sets forth the pre-tax gains (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Commodity derivatives	Cost of goods sold – Biodiesel	$19,249	$(11,209)	$15,811	$(3,170)
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$561	$561	$—	$—
Certificates of deposit	11,668	—	11,668	—
Commercial paper	19,476	—	19,476	—
Commercial notes/bonds	30,234	—	30,234	—
Commodity contract derivatives	10,809	3,264	7,545	—
Contingent consideration for LS9 acquisition	(15,474)	—	—	(15,474)
Contingent consideration for Dynamic Fuels acquisition	(29,033)	—	—	(29,033)

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(221)	$—	$(221)	$—
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Beginning balance - January 1, 2014	$—	$—
Fair value of contingent liability recorded at measurement date	17,050	—
Ending balance - March 31, 2014	17,050	—
Fair value of contingent liability recorded at measurement date	—	28,900
Change in estimates included in earnings	(384)	—
Settlements	—	—
Ending balance - June 30, 2014	16,666	28,900
Change in estimates included in earnings	(1,192)	133
Settlements	—	—
Ending balance - September 30, 2014	$15,474	$29,033
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2014		As of December 31, 2013
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(247,600)	$(247,915)	$(45,166)	$(45,094)
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
The fair value of the Dynamic Fuels contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should the achievement of certain milestones related to the sale of renewable hydrocarbon diesel at the REG Geismar's production facility. A 5.8% discount rate is used to estimate the fair value of the expected payments.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
NOTE 13 — NET INCOME PER SHARE
Basic net income per common share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and restricted stock units (RSUs).
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	—	—	—	—
Stock appreciation rights	1,137,743	314,036	1,401,144	1,194,477
Warrants to purchase common stock	—	—	17,916	—
Convertible notes	10,838,218	—	4,764,052	—
Total	12,062,987	401,062	6,270,138	1,281,503
The following table presents the calculation of diluted net income per share:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income attributable to the Company’s common stockholders - Basic	$4,504	$78,462	$13,362	$133,958
Plus: change in undistributed dividends allocated to preferred stockholders	—	147	—	147
Plus: distributed dividends to Preferred Stockholders	—	258	40	1,848
Plus (Less): effect of participating securities	—	(355)	(406)	(1,992)
Net income available to common stockholders - Dilutive	$4,504	$78,512	$12,996	$133,961
Shares:
Weighted-average shares used to compute basic net income per share	42,374,768	33,790,034	40,216,467	31,918,951
Adjustment to reflect warrants to purchase common stock	17,916	4,533	—	269
Adjustment to reflect stock appreciation right conversions	39,321	221,909	12,462	4,977
Weighted-average shares used to compute diluted net income per share	42,432,005	34,016,476	40,228,929	31,924,197
Net income per share attributable to common stockholders:
Diluted	$0.11	$2.31	$0.32	$4.20
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
The Biodiesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biomass-based diesel. The Biodiesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenues are derived from the purchases and sales of biomass-based diesel and raw material feedstocks acquired from third parties, sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities, sales of processed biomass-based diesel from Company facilities, sales of RINs, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of internal and third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biodiesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenues:
Biodiesel	$384,126	$458,429	$935,997	$1,107,443
Services	25,422	17,854	72,012	46,809
Intersegment revenues	(25,290)	(17,839)	(71,793)	(46,705)
	$384,258	$458,444	$936,216	$1,107,547
Income (loss) before income taxes:
Biodiesel	$22,603	$57,854	$49,278	$194,770
Services	112	(5)	152	(45)
Corporate and other (a)	(18,391)	(13,197)	(48,484)	(35,037)
	$4,324	$44,652	$946	$159,688
Depreciation and amortization expense, net:
Biodiesel	$3,509	$2,214	$8,934	$5,854
Services	55	35	148	86
Corporate and other (a)	335	237	856	669
	$3,899	$2,486	$9,938	$6,609
Cash paid for purchases of property, plant and equipment:
Biodiesel	$9,749	$8,363	$40,655	$26,573
Services	12	30	643	504
Corporate and other (a)	3,508	335	4,281	1,708
	$13,269	$8,728	$45,579	$28,785

	As of September 30, 2014	As of December 31, 2013
Assets:
Biodiesel	$801,106	$444,945
Services	21,036	20,542
Corporate and other (b)	233,542	275,368
	$1,055,684	$740,855

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
The Company has entered into contracts for supplies of hydrogen, nitrogen and utilities for the REG Geismar production facility and natural gas for REG Albert Lea. The following table outlines the minimum take or pay requirement related to the purchase of hydrogen, nitrogen, utilities and natural gas.

October 1, 2014 through December 31, 2014	$958
2015	3,857
2016	3,857
2017	3,857
2018	3,784
2019 and thereafter	19,591
Total	$35,904
As of September 30, 2014, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.

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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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
On February 12, 2014, we announced the launch of a new company, REG Energy Services, LLC, or REG Energy Services, which sells petroleum-based heating oil and diesel fuel, and enables us to offer more biofuel blends. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations. REG Energy Services is expanding its selling of additional biofuel blends to Minnesota and Iowa terminal locations and potentially in other areas across North America.
On June 3, 2014, our subsidiary, REG Synthetic Fuels, LLC, or REG Synthetic Fuels, acquired substantially all the assets of Syntroleum Corporation, or Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, LLC, or Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owned a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana. In connection with this transaction, we issued 3,493,613 shares of our Common Stock to Syntroleum.
On June 6, 2014, we acquired the remaining 50% ownership interest in Dynamic Fuels from Tyson Foods, Inc., or Tyson Foods. At closing, we renamed Dynamic Fuels, REG Geismar, LLC or REG Geismar and REG Synthetic paid approximately $16.5 million in cash to Tyson Foods and funded the repayment by Dynamic Fuels of a promissory note issued to Tyson Foods in the amount of approximately $13.5 million. REG Synthetic is also obligated to make up to $35 million in future payments to Tyson Foods based on product volumes at the REG Geismar biorefinery over a period of up to eleven and a half years. The obligations of REG Synthetic with respect to these future payments are guaranteed by the us.
For the three and nine months ended September 30, 2014, we sold 89 million and 213 million gallons of biomass-based diesel, including 18 million and 35 million gallons that we purchased from third parties and resold. During 2013, we sold a total of 259 million gallons of biomass-based diesel, including 48 million gallons we purchased from third parties and resold.
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
Our Biodiesel segment, as reported herein, includes:

•	the operations of the following production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa; and

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks;

•	our production of biomass-based diesel under toll manufacturing arrangements with third parties using their feedstocks at our facilities; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2013 and the nine months ended September 30, 2014, our revenues from the sale of co-products were less than five percent of our total Biodiesel segment revenues.

In accordance with EPA regulations, we generate 1.5 to 1.7 Renewable Identification Numbers, or RINS, for each gallon of biomass-based diesel we produce and sell, as specified in the RFS2 regulations. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these is reflected in “Prepaid expenses and other assets” on our Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
Historically, we provided facility operations management services to owners of biomass-based diesel production facilities under management and operational services agreements, or MOSAs. During 2010, we ceased providing services to three of these facilities, acquired one and continued to provide limited services to the other facility. The termination of our MOSAs has not had a significant impact on our financial statements. Our Services segment continues to provide management services to our wholly-owned biorefineries and has been focused internally on managing and upgrading our facilities.
We have utilized our construction management expertise internally to upgrade our facilities. We recently completed a $20 million upgrade to our Mason City facility, enabling the plant to run on lower cost feedstocks in addition to refined vegetable oils the plant was originally designed to process. Currently, we are working on a $13 million upgrade to our Newton facility. In 2013, we completed a $22 million upgrade to our Albert Lea facility and spent $4 million and $1 million in repairs of our recently acquired New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Biomass-based diesel can be used to meet several categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—the biomass-based diesel requirement, the undifferentiated advanced biofuel requirement and the general renewable fuel requirement. The RFS2 program required the domestic use of one billion gallons of biomass-based diesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 RVO. The EPA has proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced 2014 Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 billion. According to EMTS data, RINS equivalent to 1.25 billion gallons of biomass-based diesel were generated for the first nine months of 2014. Since 2010, our sales volumes and revenues have benefited from our increased production capacity, as well as an increase in demand relating to the implementation of RFS2.

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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biodiesel pricing. During 2013, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, with the level of contribution ranging from a low of $0.35 per gallon, or 9%, in October 2013 to a high of $2.20, or 43%, per gallon in January 2013. There was a sharp decline in RIN prices during the third and fourth quarters of 2013. RIN pricing declined from $1.07 per RIN at June 30, 2013 to the low price of $0.24 per RIN in November 2013, finishing the year at $0.35 per RIN on December 31, 2013, as reported by OPIS, which contributed to the decline in the average price of biodiesel during 2013. During the first nine months of 2014, the value of RINs, as reported by OPIS, contributed approximately $0.83, or 23.5%, of the average B100 Upper Midwest spot price of a gallon of biodiesel, as reported by The Jacobsen.
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
Historically, most biodiesel in the United States has been made from soybean oil. Soybean oil prices have fluctuated greatly over the past years. Over the period from January 2010 through September 2014, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.6023 per gallon of biodiesel in April 2011 to a low of $0.3144 per pound, or $2.4209 per gallon in September 2014, assuming 7.7 pounds of soybean oil yields one gallon of biodiesel. The average closing price for soybean oil during 2013 was $0.4585 per pound, or $3.44 per gallon of biodiesel, compared to $0.4718 per pound, or $3.63 per gallon of biodiesel, for the nine months ended September 30, 2014.
Over the period from January 2010 to September 2014, the price of choice white grease, an inedible animal fat (based on daily closing nearby futures prices reported by The Jacobsen for Missouri River delivery of choice white grease), have ranged from $0.2250 per pound, or $1.80 per gallon of biodiesel, in January 2014 to $0.5450 per pound, or $4.36 per gallon of biodiesel, in May 2012, assuming 8.0 pounds of choice white grease yields one gallon of biodiesel. The average closing price for choice white grease during 2013 was $0.3767 per pound, or $3.01 per gallon of biodiesel, compared to $0.3782 per pound, or $3.0256 per gallon of biodiesel, for the nine months ended September 30, 2014.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to September 2014. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

•	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.7 pounds per gallons).

(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)	Inedible corn oil prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between the two, from December 2011 to September 2014.

(1)	Biodiesel prices are based on the monthly average of the midpoint of the high and low prices of B100 (Upper Midwest) as reported by The Jacobsen.

(2)	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.7 pounds per gallon).

(3)	Choice white grease prices are based on the monthly average of the daily low price of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Spread between biodiesel price and choice white grease price.

(5)	Spread between biodiesel price and soybean oil (crude) price.
Feedstock prices declined throughout the third quarter of 2014. Palm oil prices continued to decline from June 2014 levels, coupled with a USDA record harvest forecasted for corn and soybeans, putting downward pressure on soybean oil prices and other feedstock prices. We continued to see lower slaughter numbers in cattle, as a result of the two year drought in the southern plains, along with a slight seasonal increase in slaughter numbers for hogs, despite continued impacts on herds from the PED virus.
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
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2013 and the first nine months of 2014. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited ability to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expires on January 31, 2015 and automatically renews for one additional year unless either party provides sufficient notice of cancellation prior to the renewal. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
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
We recorded risk management gains of $19.2 million and $15.8 million from our derivative financial instrument activity for the three and nine months ended September 30, 2014, respectively, compared to risk management losses of $11.2 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss. Over the first nine months of 2014, we had risk management gains of approximately $0.07 per gallon sold. Over the last three years, risk management losses have represented an expense of approximately $0.02 per gallon sold.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination and our costs of shipping increases as more biodiesel is transported to warmer climate states during winter.
RIN prices may also be subject to seasonal fluctuations. As mentioned above, we generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. The RIN is dated for the calendar year in which it is generated. These RINs are used by Obligated Parties to satisfy their annual RVOs under the RFS2 program. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. In 2011, which had an RVO for biomass-based diesel of 800 million gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in October when biomass-based diesel RIN generation neared the equivalent of 800 million gallons of biomass-based diesel, as reported by EMTS. In 2012, which had an RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. For 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons. We saw a similar decline in RIN prices in the third and fourth quarters of

2013 as production rates exceeded the RVO target. During third quarter 2014, we have seen biomass-based diesel RIN prices decline compared to RIN prices at end of second quarter 2014.
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
We will pay contingent consideration of up to $21.5 million to the previous owners of LS9 if, and when, we achieve certain development and commercialization milestones of products from LS9’s technology. Payments for achieving individual product milestones range from $0.5 million to $2.5 million and are payable in either cash or shares of our common stock at our election. The fair value of contingent consideration was determined using an expected probability income approach. We estimated the likelihood of achieving each milestone for each product under development. These probabilities ranged from 0% to 88%. The anticipated time to reaching each milestone was also considered to determine if the payment would be made within the five-year milestone consideration time frame. Both the likelihood of achieving milestones and the related timing were estimated based on the current stage of development and the complexity of completing development and commercialization. If the anticipated time to the milestone fell within the time frame, then the probability-weighted earnout payment was discounted using a risk adjusted discount rate of 8%. The fair value of the contingent consideration will be estimated at the end of each reporting period with changes in fair value running through current period earnings.

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
The fair value of the renewable hydrocarbon diesel technology was determined using the relief from royalty method, or RFR, which reflects the savings realized by owning the intangible assets. The premise associated with this valuation technique is that if the intangible assets were licensed to an unrelated party, the unrelated party would pay a percentage of revenue for the use of the assets. The cost savings, or relief from royalty, represents the value of the intangible assets. The value under RFR method is dependent upon the following factors for an asset: royalty rate, discount rate, expected life and projected revenue.
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
Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, Intangibles-Goodwill and Other, we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our biodiesel and services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel reporting unit were used to determine the reporting unit’s fair value.
The annual impairment tests as of July 31, 2014 determined that the fair value at the biodiesel reporting unit exceeded its value by approximately 7% and the services reporting unit exceeded its value by approximately 66%. No impairment of goodwill was recorded at September 30, 2014 or during the years 2013, 2012, and 2011. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
Results of Operations
Three and nine months ended September 30, 2014 and 2013
Set forth below is a summary of certain financial information (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Biodiesel	$382,296	$399,226	$919,255	$859,058
Biodiesel government incentives	1,830	59,203	16,742	248,385
Total biodiesel	384,126	458,429	935,997	1,107,443
Services	132	15	219	104
Total	384,258	458,444	936,216	1,107,547
Cost of goods sold
Biodiesel	361,523	400,575	886,719	912,673
Services	20	20	67	149
Total	361,543	400,595	886,786	912,822
Gross profit	22,715	57,849	49,430	194,725
Selling, general and administrative expenses	16,707	12,686	45,861	33,556
Income (loss) from operations	6,008	45,163	3,569	161,169
Other income (expenses), net	(1,684)	(511)	(2,623)	(1,481)
Income tax benefit (expense)	248	42,051	12,274	(3,452)
Net income	4,572	86,703	13,220	156,236
Gain on redemption of preferred stock	—	—	378	—
Change in undistributed dividends allocated to preferred stockholders	—	(147)	—	(147)
Distributed dividends to preferred stockholders	—	(258)	(40)	(1,848)
Effect of participating preferred stock	—	(6,455)	—	(18,010)
Effect of participating share-based awards	(68)	(1,381)	(196)	(2,273)
Net income attributable to the Company's common stockholders	$4,504	$78,462	$13,362	$133,958
Revenues. Our total revenues decreased $74.2 million, or 16%, and decreased $171.3 million, or 15%, to $384.3 million and $936.2 million for the three and nine months ended September 30, 2014, respectively, from $458.4 million and $1,107.5 million for the three and nine months ended September 30, 2013. This decrease was primarily due to reductions in biomass-based diesel government incentives resulting from the expiration of the biodiesel mixture excise tax credit, or BTC, at December 31, 2013 as well as the decreasing biodiesel prices as a result of the drop in crude oil prices.
Biodiesel. Biodiesel revenues including government incentives decreased $74.3 million, or 16%, and decreased $171.4 million, or 15%, to $384.1 million and $936.0 million for the three and nine months ended September 30, 2014, respectively, from $458.4 million and $1,107.4 million for the three and nine months ended September 30, 2013, respectively. This decrease in biodiesel revenues is mostly attributable to the expiration of the BTC on December 31, 2013, compared to revenues associated with the retroactive reinstatement of the 2012 BTC recorded in the first nine months of 2013 of $240.3 million. Gallons sold increased 11.2 million, or 14%, and increased 27.6 million, or 15%, to 88.8 million and 213.3 million gallons for the three and nine months ended September 30, 2014, respectively, compared to 77.6 million and 185.7 million gallons for the three and nine months ended September 30, 2013, respectively. Our average B100 sales price per gallon decreased $1.41, or 28%, and decreased $1.12, or 24%, to $3.54 and $3.59, respectively, for the three and nine months ended September 30, 2014, compared to $4.95 and $4.71 for the three and nine months ended September 30, 2013, respectively. The decrease in average sales price contributed to a $109.4 million and $208.0 million decrease in revenues for the three and nine months ended September 30, 2014, respectively, when applied to the number of gallons sold during the respective periods of 2013. The increase in gallons sold for the three and nine months ended September 30, 2014 accounted for revenues increases of $39.7 million and $99.1million, respectively, for the three and nine months ended September 30, 2014 using pricing for the respective periods of 2014. Sales of separated RIN inventory were $46.4 million and $99.3 million for the three and nine months ended September 30, 2014, respectively, and $43.8 million and $92.6 million for the three and nine months ended September 30, 2013, respectively. The decrease in government incentive revenues relates to the expiration of the BTC at December 31, 2013.
Services. Service revenues were minimal for both the three and nine months ended September 30, 2014 and 2013.
Costs of goods sold. Our costs of goods sold decreased $39.1 million, or 10%, and increased $26.0 million, or 3%, to $361.5 million and $886.8 million for the three and nine months ended September 30, 2014, respectively, from $400.6 million and $912.8 million for the three and nine months ended September 30, 2013, respectively. Costs of goods sold as a percentage of revenues were 94% and 95% for the three and nine months ended September 30, 2014 and 87% and 82% for the three and nine months ended September 30, 2013, respectively. The increase in cost of goods sold as a percentage of revenues during the three and nine months ended September 30, 2014 was primarily due to the expiration of the BTC at December 31, 2013 and lower biodiesel prices as compared to 2014.
Biodiesel cost of goods sold. Biodiesel costs of goods sold decreased $39.1 million, or 10%, and $26.0 million, or 3%, to $361.5 million and $886.7 million for the three and nine months ended September 30, 2014, respectively, compared to $400.6 million and $912.7 million for the three and nine months ended September 30, 2013, respectively. Biodiesel costs of goods sold decreased in the three months and nine months ended September 30, 2014 due to a decrease in feedstock prices that more than offset a 14% increase in gallons sold. Biodiesel cost of goods sold increased during the nine months ended September 30, 2014 due to a 15% increase in gallons sold during the nine months of 2014, partially offset by slightly lower feedstock prices in 2014 as compared to 2013. Average lower cost feedstocks prices were $0.35 per pound for both the three and nine months ended September 30, 2014, and $0.41 and $0.40 per pound for the three and nine months ended September 30, 2013, respectively. Soybean oil costs were $0.38 and $0.39 per pound for the three and nine months ended September 30, 2014, respectively and $0.48 and $0.52 per pound for the three and nine months ended September 30, 2013, respectively. We recorded risk management gains of $19.2 million and $15.8 million from our derivative financial instrument activity for the three and nine months ended September 30, 2014, respectively, compared to risk management losses of $11.2 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. Costs of goods sold for separated RIN inventory sales were $45.1 million and $89.1 million for the three and nine months ended September 30, 2014, respectively, and $48.6 million and $102.6 million for the three and nine months ended September 30, 2013, respectively. Biodiesel costs of goods sold as a percentage of revenues were 94% and 95% for the three and nine months ended September 30, 2014, respectively and 87% and 82% for the three and nine months ended September 30, 2013, respectively. This increase was primarily due to the expiration of the BTC at December 31, 2013 and lower biodiesel prices during 2014 compared to 2013 as noted above.
Services cost of goods sold. Services expenses were minimal for both the three and nine months ended September 30, 2014 and 2013.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $16.7 million and $45.9 million for the three and nine months ended September 30, 2014, respectively, and $12.7 million and $33.6 million for the three and nine months ended September 30, 2013, respectively. The increase of $4.0 million, or 31%, for the three months ended September 30, 2014 was primarily due to an increase in research and development costs of $2.5 million related to REG Life Science activities, a $0.5 million increase in legal and professional expenses, and a $0.9 million total increase in contracted services, lab expense and amortization. The increase of $12.3 million, or 37%, for the nine months ended September 30, 2014 was primarily due to an increase in research and development costs of about $7.0 million, a $1.2 million increase in legal and professional expense, $0.3 million increase in meetings and travel expense, $0.4 million increase in information technology expense and an aggregate increase in other expenses of $1.4 million, the majority of which was attributable to contracted services and amortization expenses related to the acquisitions.
Other income (expense), net. Other expense was $1.7 million and $2.6 million for the three and nine months end September 30, 2014, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $0.2 million and $12.3 million for the three and nine months ended September 30, 2014, respectively, and income tax benefit of $42.1 million and expense of $3.5 million for the three and nine months ended September 30, 2013, respectively. The income tax benefit for the nine months ended September 30, 2014 was mostly generated from the acquisitions of Syntroleum and Dynamic Fuels and the issuance of convertible notes. In connection with the acquisition of Syntroleum and Dynamic Fuels, we acquired a net deferred tax liability estimated to approximate $7.3 million that produces future taxable income in the assessment of the realizability of our deferred tax assets. The impact of recording such deferred tax liabilities results in a reduction to our valuation allowance needed to offset deferred tax assets, the impact of which is recognized as a tax benefit discretely in the current quarter.

Gain on redemption of preferred stock. We recognized a gain of $0 million and $0.4 million for the three and nine months ended September 30, 2014, respectively, which represents the difference between the carrying amount and the amount we paid to redeem all of the then outstanding Series B preferred stock shares in March 2014.
Change in undistributed dividends. As a result of the above mentioned redemption of the Series B preferred stock, there were no undistributed preferred stock dividends for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, we had $0.1 million and $0.1 million, respectively.
Distributed dividends. Distributed dividends related to the Series B preferred stock upon redemption were minimal for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $1.8 million for the three and nine months ended September 30, 2013, respectively.
Effects of participating preferred stock. Effects of participating preferred stock was a gain of $0 million for the three and nine months ended September 30, 2014, and a loss of $6.5 million and $18.0 million for the three and nine months ended September 30, 2013, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units were $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, and $1.4 million and $2.3 million for the three and nine months ended September 30, 2013, respectively.
Liquidity and Capital Resources
Sources of liquidity. At September 30, 2014, the total of our cash and cash equivalents and our marketable securities was $128.6 million compared to $153.2 million at December 31, 2013. At September 30, 2014, we had total assets of $1,055.7 million compared to $740.9 million at December 31, 2013. At September 30, 2014, we had debt of $247.6 million, compared to debt of $34.2 million at December 31, 2013. There were outstanding borrowings on our revolving line of credit of $0.0 million and $11.0 million at September 30, 2014 and December 31, 2013, respectively. Availability under the revolver was $40.0 million as of September 30, 2014.
Our borrowings (in millions) are as follows:

	September 30, 2014	December 31, 2013
Convertible debt	$120.2	$—
REG Geismar GOZone bonds	100.0	—
REG Danville term loan	2.1	5.6
REG Newton term loan	15.5	18.1
REG Mason City term loan	4.7	5.1
Other	5.1	1.4
Total debt	$247.6	$30.2
Bell, LLC promissory note—variable interest entity	$—	4.0
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
REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101.3 million certificate of deposit established by REG Capital, another wholly-owned subsidiary of ours, which was pledged by REG Capital to Bank of America. REG Geismar’s obligations under the Reimbursement Agreement are not guaranteed by us or any of our affiliates.
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
We and our subsidiaries were in compliance with all restrictive financial covenants associated with our borrowings as of September 30, 2014.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash flows provided by operating activities	$71,354	$116,799
Net cash flows used in investing activities	(247,792)	(39,446)
Net cash flows provided by (used in) financing activities	90,481	(8,255)
Net change in cash and cash equivalents	(85,957)	69,098
Cash and cash equivalents, end of period	$67,270	$135,883
Operating activities. Net cash provided by operating activities was $71.4 million for the nine months ended September 30, 2014. For the first nine months of 2014, net income was $13.2 million, which includes depreciation and amortization expense of $9.9 million, stock-based compensation expense of $4.0 million and a deferred tax benefit of $12.8 million. We also had a change of $56.2 million in net working capital, consisting of a $38.4 million decrease in inventory, a $47.7 million decrease in accounts receivable and a $12.4 million increase in prepaid expenses, which was offset by a $1.0 million increase in accounts payable and a decrease in accruals and deferred revenues of $3.1 million and $15.4 million, respectively. The decrease in accounts receivable is due to the expiration of the blenders credit at December 31, 2013. The decrease in inventory and deferred revenue is due to the build up of inventory at the end of 2013 for sales contracts to be completed and increases in sales activity throughout the first nine months of 2014. The increase in other assets mostly relates to the increase in RIN inventory quantities and the increase in RIN pricing from December 2013 to September 2014. The decrease in accruals is due primarily to the decrease in accrued employee compensation as we accrued employee bonuses at the end of 2013 and there are no employee bonus accrued recorded through September 30, 2014.
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
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 was $247.8 million, consisting primarily of marketable securities purchases of $81.0 million, cash receipts from maturities and sale of marketable securities of $19.2 million, $32.9 million paid in connection with the LS9 and Dynamic Fuels acquisitions and the purchase of the remaining interest in 416 S. Bell, LLC, $104.8 million change in restricted cash related to the escrow deposit securing REG Geismar's obligations related to the GOZone Bonds and the line of credit for REG Energy Services, $45.6 million to pay for upgrades to the Albert Lea, New Boston, Mason City and Seneca facilities.
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
Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $90.5 million. We paid down a net amount of about $11.0 million on our line of credit, received $143.8 million for the issuance of convertible notes and paid down $20.3 million of notes payable. As part of the issuance of convertible notes, we paid $11.9 million for convertible note capped call transactions. We paid $3.6 million for redemption of preferred stock. We also paid $0.5 million for the purchase of treasury stock, $4.5 million for debt issuance costs and $1.5 million of equity issuance costs related to our acquisitions and convertible debt.
Net cash used in financing activities for the nine months ended September 30, 2013 was $8.3 million. We paid $0.3 million for the purchase of treasury stock. We drew $3.0 million on a note payable and paid down $9.7 million of notes payable. We paid $1.2 million of preferred stock dividends.
Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $145 to $160 million in the aggregate, excluding working capital requirements, would be required before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, our Mason City facility and our Seneca facility. Capital expenditures related to these facility upgrades were approximately $22 million, $4 million and $1 million and $5 million, respectively, in 2013. We recently completed a $20 million upgrade at our Mason City facility and plan to undertake various upgrades at our existing facilities, including a $13 million upgrade to our Newton facility, to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income	$4,572	$86,703	$13,220	$156,236
Adjustments:
Income tax (benefit) expense	(248)	(42,051)	(12,274)	3,452
Interest expense	2,867	577	4,622	1,757
Other (income) expense, net	(124)	(66)	(556)	(276)
Change in fair value of contingent liability	(1,059)	—	(1,443)	—
Straight-line lease expense	(142)	(163)	(455)	(484)
Depreciation	3,332	2,598	9,526	6,974
Amortization	303	(181)	(66)	(571)
Non-recurring lease cancellation (1)	—	—	1,904	—
Non-recurring business interruption (2)	—	—	—	(863)
2012 Retroactive biodiesel tax credit (3)	—	—	—	(57,745)
Non-cash stock compensation	1,392	1,484	4,041	3,869
Adjusted EBITDA	$10,893	$48,901	$18,519	$112,349

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

(3)
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
Commodity Price Risk
Over the period from January 2010 through September 2014, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.82 per gallon in February 2010, with prices averaging $2.83 per gallon during this period. Over the period from January 2010 through September 2014, soybean oil prices (based on closing sales prices on the CBOT nearby futures, for crude soybean oil) have ranged from a high of $0.5977 per pound in April 2011 to a low of $0.3144 per pound in September 2014, with closing sales prices averaging $0.4718 per pound during this period. Over the period from January 2010 through September 2014, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.2250 per pound in January 2014, with sales prices averaging $0.3782 per pound during this period. Over the period from July 2010 through September 2014, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.21 in November 2013, with sales prices averaging $0.90 during this period.
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

The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.10% for the last week of September 30, 2014. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Danville’s $2.1 million term debt financing which matures in September 2015. The term loan bears interest at a fluctuating rate based on LIBOR. Interest will accrue on the outstanding balance of the term loan at LIBOR plus 500 basis points. Interest accrued on the outstanding balance of the loan at September 30, 2014 at 5.15%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk relating to REG Newton's $15.5 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at September 30, 2014 of 4.16%). A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
We are subject to interest rate risk related to REG Geismar's $100.0 million Gulf Opportunity Zone tax-exempt bonds, or GOZone bonds, issued by the Louisiana Public Facilities Authority. The GOZone bonds bear interest at a variable rate. The interest rate on the bonds was 0.04% for the last week of September 30, 2014. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expense.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2014 and December 31, 2013, net unrealized gains and losses on these investments were not material.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 25, 2014, the PTO issued an action closing prosecution after rejecting all claims in the ongoing inter partes reexamination of Neste Oil’s U.S. Patent No. 8,187,344. The reexamination was initiated by Syntroleum in August 2012 after Neste filed suit against Syntroleum on May 29, 2012 in the District of Delaware. On January 31, 2013, the District Court stayed the lawsuit pending the final outcome of the PTO’s reexamination of the ‘344 patent. To date, the PTO has rejected both the original claims of the ‘344 patent, as well as the amended and new claims submitted by Neste, as obvious in view of the prior art. On October 24, 2014, REG Synthetic Fuels filed comments in reply to Neste's response filed on September 25, 2014 to the action closing prosecution. The parties await action by the PTO and it is anticipated that the Office will affirm its prior action closing prosecution and issue a right of appeal notice. The reexamination proceedings remain pending at the PTO under Reexam Control Number 95/002,084.
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
On September 4, 2013, the U.S. Patent & Trademark Office Patent Trial and Appeal Board (“Board”) issued a decision instituting an IPR trial on all claims of the ’094 patent, finding that “there is a reasonable likelihood that Syntroleum would prevail with respect to claims 1-20 of the ’094 patent.” On November 11, 2013, Neste filed a motion to amend the claims of the ‘094 patent, which was accompanied by a request to cancel all 20 of the original claims. The Board heard oral argument on April 1, 2014, and on August 29, 2014, the Board issued a final decision canceling the original claims and finding the proposed amended claims of the '094 invalid. On September 18, 2014, Neste filed a notice of appeal to the Federal Circuit, which is pending.
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
The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel and renewable hydrocarbon diesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for our biomass-based diesel since July 2010 is directly attributable to the implementation of RFS2. In addition, we believe that biomass-based diesel prices since July 2010 benefited significantly from RFS2.
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
According to EMTS data, RINs representing 1.25 billion gallons of biomass-based diesel were generated for the nine months ended September 30, 2014. As of the date of this filing, the EPA has not finalized the 2014 Renewable Volume Obligations, or RVOs. The EPA has proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. Before the RVO can be finalized, the OMB has to approve EPA’s proposal, based on the same factors outlined above. Due to the delay in publishing the proposal, which the EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVOs will be challenged in court which may further delay any final determination of the 2014 RVOs, which could reduce the demand for and price of our biomass-based diesel and could harm our revenues and cash flows.
As an illustrative example, according to EMTS data, 1.78 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2013. Adding the 2012 carry-over to the 2013 RIN generation results in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The proposed 2014 biomass-based diesel RVO of 1.28 billion gallons, would limit the 2014 carryover to 256 million gallons, or 20%, of 1.28 billion, thus resulting in an excess supply of 504 million gallons of biomass-based diesel RINs. These excess RINs may be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biodiesel and biomass-based diesel RINs may be reduced, which could harm revenues and cash flows.
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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 16%, 36% and 23% of our total revenues in 2013, 2012 and 2011, respectively. Our sales to Pilot for the first nine months of 2014 were 26% of total revenues. Our revenues from Pilot generally do not include the RINs associated with the gallons of biodiesel sold. The value of those RINs represented approximately an additional 8% of our total sales, based on the OPIS average RIN price for the nine month period. Our agreements with Pilot have typically had a one-year term and our current agreement with Pilot expires December 31, 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues in the short term and potentially over an extended period, and our profitability and cash flow could be materially harmed.
Our business is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biomass-based diesel industry.
Our revenues are currently generated almost entirely from the production and sale of biodiesel, with glycerin and fatty acid sales and the operations of our Services segment representing an insignificant portion of revenues. To date, our renewable chemicals business has not generated any revenues and our renewable hydrocarbon diesel has only recently begun generating revenues. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. For example, in 2009 and the beginning of 2010, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.
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
At September 30, 2014, our total long-term debt was $241.5 million. This includes $143.8 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our newly acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under a revolving credit agreement provided by a bank group. At September 30, 2014, there no borrowings made under our revolving line of credit, all of which we guarantee. See in "Note 9 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We also may engage in acquisitions of assets or facilities in the future that require significant investment to complete or operate such as our acquisition Dynamic Fuels, which owned an idled renewable hydrocarbon diesel facility in Geismar, Louisiana. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, or if we encounter cost overruns on these projects such that we have insufficient capital, we may have to postpone completion of these projects indefinitely, which may adversely affect our ability to implement our strategy and our future revenues and future cash flows.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2014 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, LLC, Cargill, Inc. and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production, includes Neste Oil with approximately 600 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable hydrocarbon diesel plants: a 240 million gallon per year plant in Singapore, a 240 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 137 million gallon per year renewable hydrocarbon diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable hydrocarbon diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business-Government Programs Favoring Biodiesel Production and Use.” Furthermore, under RFS2, renewable hydrocarbon diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. For a detailed description of RINs and RIN values, see “Business-Government Programs Favoring Biodiesel Production and Use-Renewable Identification Numbers.” As the value of RINs increases, this 0.2 RIN advantage may make renewable hydrocarbon diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable hydrocarbon diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
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
According to EPA EMTS data, approximately 1.1 billion gallons of biomass-based diesel RINs were generated in the United States in 2011, 1.14 billion gallons were generated in 2012, 1.78 billion gallons were generated in 2013, and 1.25 billion gallons for the nine months ended September 30, 2014. Such production was in excess of the 800 million gallon RFS2 requirement for 2011, the one billion gallon requirement for 2012, and the 1.28 billion gallon requirement for 2013. Should biodiesel production continue to remain above RFS2 required volumes, the resulting supply could put downward pressure on our margins for biomass-based diesel, negatively affecting our profitability. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual volume requirement for any given year with gallons used in the previous year so long as they are in compliance with the RFS2.
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
We face competition from imported biodiesel and renewable hydrocarbon diesel, which may reduce demand for biomass-based produced by us and cause our revenues and profits to decline.
Biodiesel and renewable hydrocarbon diesel imports into the United States have increased significantly and compete with United States produced biodiesel. The imported fuels may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable hydrocarbon diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable hydrocarbon diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California is in the process of formulating biodiesel regulations that may limit the volume of biodiesel that can be used or require an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable hydrocarbon diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 6, 2014	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2014	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 6, 2014	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)