Form 10-K
period 2014-12-31
Renewable Energy Group, Inc.
filed 2015-03-06
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of Common Stock held by non-affiliates was $376,856,000.
As of February 27, 2015, 44,422,881 shares of Common Stock of the registrant were issued and outstanding.
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
General
We are a leading producer of advanced biofuels and are expanding into production of renewable chemicals. We are currently the largest producer of biomass-based diesel in the United States. We participate in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities to marketing, selling and distributing biomass-based diesel and its co-products. During 2014, we sold 287 million gallons of biomass-based diesel and had total revenues of $1.3 billion.
We operate a network of nine biomass-based diesel plants, with an aggregate nameplate production capacity of 332 million gallons per year, or mmgy, and one fermentation facility. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, marketing renewable products and distributing through a network of terminals, positions us to capitalize on growing demand for biomass-based diesel, renewable chemicals, other advanced biofuels along with other products and services.
We are a lower-cost biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, which are more widely available and tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils, such as soybean oil or canola oil.
In January 2014, we acquired substantially all of the assets and certain liabilities of LS9, Inc., or LS9, as part of our strategy to expand into the production of renewable chemicals, additional advanced biofuels and other products. REG Life Sciences, formerly LS9, is a research and development stage company focused on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets acquired consist mainly of in-process research and development, intellectual property and fixed assets. We are currently focused on developing a series of specialty chemicals.
We expanded our selling of petroleum-based heating oil and diesel fuel in February 2014. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing terminal locations. We are expanding our sales of additional biofuel blends to Minnesota and Iowa terminal location and potentially in other locations across North America.
In June 2014, we expanded into the renewable hydrocarbon diesel business through our acquisition of a 75 mmgy nameplate renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana. Our Geismar facility had been idled by its previous owners and began operating again by us in October 2014 after our completion of certain upgrades.
We expanded our business to Europe in December 2014 by acquiring a majority interest in Petrotec AG, or Petrotec. Petrotec is a fully-integrated biodiesel company and produces biodiesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 million gallons (185,000 metric tons or MT) per year.
Plant Network

Our production network consists of the following facilities:

Property	Nameplate Production Capacity[1]	Production Capacity for Current Feedstock Mix	REG Operations Commenced	Feedstock Capability
Completed
Ralston, Iowa	12	12	2003	Refined Oils and Fats
Albert Lea, Minnesota	30	30	2006	Crude, High FFA and Refined Oils and Fats
Newton, Iowa [2]	30	24	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	33	2008	Refined Oils and Fats
Danville, Illinois	45	37	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	55	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	12	2013	Crude, High FFA and Refined Oils and Fats
Ellenwood, Georgia [3]	15	n/a	n/a	Refined Oils and Fats
Mason City, Iowa [4]	30	30	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana [5]	75	75	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee [6]	n/a	n/a	2014	n/a
Partially Constructed			% Complete
St. Rose, Louisiana	60	n/a	~45%	Crude, High FFA and Refined Oils and Fats
Emporia, Kansas	60	n/a	~20%	Crude, High FFA and Refined Oils and Fats
Clovis, New Mexico	15	n/a	~50%	Crude, High FFA and Refined Oils and Fats

1	The nameplate capacity listed above is based on soybean oil.

2	The $15.8 million upgrade and storage expansion to this facility to produce biomass-based diesel using crude and high FFA oils and fats was completed on budget in December 2014.

3	Idled by prior owner at time of our purchase and remained idled pending repairs or upgrades. We have not yet set a production date.

4	The $20 million upgrade to this facility to produce biomass-based diesel using crude and high FFA oils and fats was completed on budget in October 2014.

5	Idled by prior owner at time of our purchase and began operating by us in October 2014.

[6]	Okeechobee is a demo-scale microbial fermentation facility for the development and production of renewable chemicals, fuels and other products.

Petrotec's production network consists of the following facilities:

Property	Nameplate Production Capacity	Production Capacity for Current Feedstock Mix	Operations Commenced	Feedstock Capability
Completed
Emden, Germany	30	30	2008	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	25.5	25.5	2001	Crude, High FFA and Refined Oils and Fats

In addition to the production facilities and fermentation facility listed above, we also maintain a testing laboratory at our corporate headquarters in Ames, Iowa. The testing laboratory allows us to test various feedstocks for conversion into biomass-based diesel, as well as various manufacturing processes available in the production of biomass-based diesel. Our industrial biotechnology research and development activities are conducted in South San Francisco to allow us to expand into the production of renewable chemicals, advanced biofuels and other products.
Our Feedstocks and Other Inputs
Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to rapidly change our processing techniques to accommodate different feedstocks and feedstock mixes. In 2014, approximately 85% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or inedible animal fat feedstock and 15% was from refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in small to medium quantities. There is no established futures market for lower cost feedstocks. Inedible corn oil and used cooking oil can be purchased in nearby forward positions of three to twelve months on fixed priced contracts or sometimes indexed to the New York Mercantile Exchange, or NYMEX, heating oil index. We generally purchase inedible animal fats on a freight delivered basis and purchase in one to four week forward positions. We maintain both long-term contractual arrangements and long-term trading relationships with key feedstock suppliers, which we believe provides us with an advantage. Some of these relationships are with our investors, such as West Central. Soybean oil can be purchased on a spot or forward contract basis from a number of suppliers.
We work with developers of next generation feedstocks, such as algae and camelina, to assist them in bringing these new feedstocks to market. We have converted several of these feedstocks, as well as other second generation feedstocks, into high quality biomass-based diesel in our laboratory and production facilities. We believe we are well positioned to incorporate these new feedstocks into our production process as they become commercially available.
We procure methanol, chemical catalysts such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.
Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biodiesel facilities are equipped with an on-site rail loading system, a truck loading system, or both, and a logistics and supply chain management staff. Our Seneca biorefinery near the Illinois River has direct barge access supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. We lease more than 442 railcars for transportation and lease biomass-based diesel storage tanks in 28 terminals as of December 31, 2014. In general, the terminals where we lease our biomass-based diesel storage tanks are petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal leases typically have one- to three-year terms and are generally renewable subject to certain terms and conditions. We have sold biomass-based diesel in 46 states and three provinces in Canada.
Risk Management
The prices for feedstocks and biomass-based diesel can be volatile and are not always closely correlated. Lower cost feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biomass-based diesel price risks, we utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.
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
Competition
We face competition in the distillate fuel market from producers and suppliers of petroleum-based diesel fuel and in the biomass-based diesel sub-market from other biomass-based diesel producers, marketers, traders and distributors. Our principal methods of competition are product quality, both biomass-based diesel and Renewable Identification Number, or RIN, quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable hydrocarbon diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biomass-based diesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We are also in competition with producers of renewable hydrocarbon diesel, such as Neste Oil, which has approximately 600 million gallons of renewable hydrocarbon diesel production capacity in Asia and Europe and Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International with 135 million gallons of renewable diesel. Renewable hydrocarbon diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable hydrocarbon diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Neste Oil and Diamond Green Diesel, LLC, have greater financial resources than we do.
In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. We face increasing competition from imported biomass-based diesel and expect this to continue. The EPA recently announced that it has approved a plan that will enable Argentinian biodiesel made from soybean oil to earn RINs.
We also face competition from independent biodiesel producers. Unlike us, most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of our competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biomass-based diesel traders such as US Oil, NGL, Noble, Morgan Stanley, Tenaska and Vitol. These trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
The biomass-based diesel industry is also in competition with the petroleum-based diesel fuel industry. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do.
Government Programs Favoring Biomass-Based Diesel Production and Use
The biomass-based diesel industry benefits from numerous federal and state government programs, the most important of which is RFS2.
Renewable Fuel Standard
On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable hydrocarbon diesel. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, required 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts subject to the United States Environmental Protection Agency, or EPA, proposals and the Office of Management and Budget, or OMB, approval. As of this filing, the EPA has not finalized the 2014 biomass-based diesel requirement. In November 2013, the EPA proposed a 2014 biomass-based diesel required volume obligation, or RVO, of 1.28 billion gallons and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons of advanced biofuels for 2014. The EPA later issued a "notification of delay in issuing standards", effectively withdrawing the proposal. As of the date of this filing, the RVO for 2014 and 2015 had not been proposed nor finalized. Notwithstanding these issues, we expect RFS2 to continue to create demand for biomass-based diesel.

The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is satisfied by biodiesel and renewable hydrocarbon diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.
The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable hydrocarbon diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol, so long as it meets the 50% greenhouse gas reduction requirement. The additional advanced biofuel requirement was 500 million gallons in 2012, one billion gallons in 2013. The requirement for 2014 and 2015 has not yet been established. Biomass-based diesel comprises the majority of advanced biofuel produced in the United States and we expect the RFS2 advanced biofuel requirement to increase demand for biomass-based diesel.
The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 and RHD has an EEV of 1.5-1.7 compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biomass-based diesel than sugarcane-based ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biomass-based diesel to meet their advanced biofuel RVO.
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and requires these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of RINs from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron and Shell, represent the majority of the total RVOs, with the remainder made up of smaller refiners and importers.
Renewable Identification Numbers
The EPA created the renewable identification number, or RIN, system to track renewable fuel production and compliance with the renewable fuel standard. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. In the case of biomass-based diesel, generally 1.5 to 1.7 biomass-based diesel RINs may be generated for each gallon of biomass-based diesel produced, based upon the fuel's renewable energy content. Renewable fuel, including biomass-based diesel, can then be sold with associated RINs attached. RINs may also be separated from the gallons of renewable fuel they represent and once separated they may be sold as a separate commodity. RINs are ultimately used by Obligated Parties to demonstrate compliance with the RFS2. Obligated Parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An Obligated Party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS2 must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS2 requirements.
The value of RINs is significant to the price of biomass-based diesel. As of December 31, 2011, RINs contributed approximately $1.83, or 38% of the average Jacobsen B100 Upper Midwest spot price of a gallon of biomass-based diesel. During 2012, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, and range from a low of $0.63 per gallon, or 24%, in October to a high of $2.39, or 50%, per gallon in January. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20 per gallon, or 43%, in January. During 2014, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biomass-based, as reported by The Jacobsen, and range from a low of $0.64 per gallon, or 19%, in January to a high of $1.15 per gallon, or 34%, in December. There was a significant decline in RIN prices during the second and third quarters of 2014. The prices rose in the fourth quarter and finished the year at their peak.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit ("BTC"), when in place, provides a $1.00 per gallon excise tax credit to the first blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The biodiesel tax credit can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated

retroactively on December 17, 2010. The BTC again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC expired again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. Unlike prior years, Congress did not grant a two year reinstatement, but rather only reinstated the BTC for 2014. Accordingly, the BTC expired again on December 31, 2014. It is uncertain whether The BTC will be reinstated and if reinstated, whether or not it would be reinstated retroactively.
State Programs
Several states have enacted legislation providing incentives for the use of biomass-based diesel, requiring the use of biomass-based diesel, or both. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax on fuel for biomass-based diesel blends that incentivizes blending at 11% biomass-based diesel, or B11, through December 31, 2018. Illinois’ program has made that state the largest biomass-based diesel market in the country. Since 2006, Iowa has had in place a retailer’s incentive for blended fuel which has been modified over time. In 2012, retailers earned $0.02 per gallon for B2 blends or $0.045 per gallon for B5 blends. For 2013 through 2017, retailers earn $0.045 per gallon of B5. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa recently enacted an increase in its excise tax on fuel, which is three cents per gallon less for B11 or higher blends than the diesel fuel tax. In Texas, the biomass-based diesel portion of biomass-based diesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100. In addition, regulatory changes in 2012 by the Texas Department of Revenue and Texas Commission on Environmental Equality have removed regulatory barriers and eliminated limitations to blending biomass-based diesel under the Texas Low Emissions Diesel program. In addition, California has adopted a low carbon fuel standard, which requires an increasing reduction in the carbon intensity of transportation fuels, which has created an incentive for the use of lower carbon intensity biomass-based diesel. In addition, Oregon and Washington state have been in the process of developing and implementing their own low carbon fuel programs. Oregon is currently engaged in the rulemaking process.
According to the U.S. Department of Energy, more than 40 states currently have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. Currently, Minnesota law requires a B5 biodiesel blend throughout the entire year. In 2014, the law required the state to increase blends to a B10 blend in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania and Washington have all adopted legislation requiring biomass-based diesel blends beginning at B2 (and B5 in New Mexico) with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biomass-based diesel blends in home heating oil. The City of New York has adopted legislation requiring biomass-based diesel blends at a 2% rate for heating oil legislation increasing that requirement to B5 biodiesel has recently been introduced.
Although we believe that state requirements for the use of biofuels increase demand for our biomass-based diesel within such states, they may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to states that have use requirements or tax incentive programs.
Environmental Matters
Our manufacturing facilities, like other fuel and chemical production facilities, are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; ecological and natural resources; and the health and safety of our employees, contractors and the public. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to human health and the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and or facility shutdowns. However, we do not currently have any such proceedings either pending or threatened against our facilities that would materially affect our business or financial condition. Furthermore, we do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.
History
Our predecessor, REG Biofuels, LLC, formerly named REG Biofuels Inc., which was formerly named Renewable Energy Group, Inc., was formed under the laws of the State of Delaware in August 2006 upon acquiring the assets and operations of the biodiesel division of West Central Cooperative, or West Central, and two of West Central’s affiliated companies, InterWest, L.C. and REG, LLC. Set forth below is a summary of the significant events of our company since June 2008.

Date	Events	Descriptions
June 2008	Houston facility	We acquired our Houston facility, which has access to deepwater ports, from U.S. Biodiesel Group, Inc., or USBG, through a transaction which included an equity investment in us by USBG.
February through April 2010	Danville, Newton and Seneca facilities
We acquired our Danville facility by merger from Blackhawk Biofuels, LLC. On March 8, 2010, we acquired our Newton Facility, through the purchase of substantially all of the assets and liabilities of Central Iowa Energy, LLC. On April 8, 2010, we closed a transaction in which we agreed to lease and operate the Seneca facility and certain related assets.

July 2010	Tellurian Biodiesel, Inc. and American BDF, LLC
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

September 2010	Clovis facility	We acquired for stock the partially constructed Clovis facility.
July 2011	SoyMor	We acquired for stock all the assets and certain liabilities of SoyMor cooperative and SoyMor Biodiesel, LLC.
January 2012	REG IPO
We completed our initial public offering in which we sold 6.8 million shares of our Common Stock at a price to the public of $10.00 per share. Our Common Stock is currently traded publicly on the NASDAQ Global Market under the symbol “REGI.”

January 2012	Seneca facility	We exercised an option to purchase our Seneca facility, which we previously operated under lease.
October 2012	North Texas Bio Energy, LLC	We acquired substantially all the assets of North Texas Bio Energy, LLC, or NTBE.
November 2012	BullDog Biodiesel, LLC	We acquired substantially all the assets of BullDog Biodiesel, LLC, or BullDog.
July 2013	Soy Energy, LLC
We acquired substantially all of the assets of Soy Energy, LLC's, or the Soy Energy Assets. The Soy Energy Assets consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets located in Mason City, Iowa. We began producing biodiesel on October 1, 2013.

2013	Series B Preferred Stock
Certain Series B Preferred Stockholders exercised their option to convert 2,333,428 shares of Series B Preferred Stock into 4,716,043 shares of Common Stock. In addition, we opted to cause 50% of the then-outstanding shares of Series B Preferred Stock to be converted as provided for in our certificate of incorporation.

January 2014	LS9	We acquired substantially all of the assets and liabilities of LS9.
March 2014	Series B Preferred Stock	We redeemed all outstanding shares of Series B Preferred Stock.
June 2014	Syntroleum/Dynamic Fuels
We acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, a 75 mmgy renewable hydrocarbon diesel production facility in Geismar, LA. Subsequently on June 6, 2014, we acquired the remaining 50% ownership interest in Dynamic Fuels from Tyson Foods. At closing, we renamed Dynamic Fuels, REG Geismar, LLC or REG Geismar.

December 2014	Petrotec AG	We acquired 69% equity ownership in Petrotec AG from its majority shareholder. We made a cash tender offer for all other Petrotec shares.
Employees
As of December 31, 2014, we employed 502 full-time employees. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents, trade secrets, and licenses related to our biomass-based diesel and industrial biotechnology businesses and expect that number to grow as we continue to pursue technological innovations.
Customer concentration
We have one customer, Pilot Travel Centers LLC, or Pilot, which accounts for 10% or more of our total revenues. Sales to Pilot were $231.8 million, $243.3 million and $363.4 million, representing approximately 18%, 16% and 36%, respectively, of our total revenues for 2014, 2013, and 2012. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based diesel sold. The value of those RINs represented approximately an additional 7% of our total sales, based on the OPIS average RIN price for the year.
Research and development
We devote considerable resources to our research and development programs. Our biomass-based diesel research and development programs have been primarily targeted towards improving the quality and efficiency of the biomass-based diesel process and developing applications for co-products. Our industrial biotechnology business has added additional resources towards our research and development surrounding microbial fermentation and renewable chemicals, additional advanced biofuels and other products. We expect our research and development expense associated with these programs to increase in future periods. We incurred research and development expense of $12.4 million, $0.26 million, and $0.01 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Executive Officers of the Registrant
Daniel J. Oh, age 49, has served as our Chief Executive Officer and as a Director since September 2011 and President since April 2009. Mr. Oh served as our Chief Operating Officer from June 2007 to September 2011, our Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at Agri Business Group, Inc., or ABG, an agribusiness management consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Member and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the United States Army, earning the rank of Major. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as a director on Petrotec AG's supervisory board. Mr. Oh’s employment agreement with us provides that he will serve as a director.
Chad Stone, age 45, has served as our Chief Financial Officer since August 2009. Prior to joining us, he was a Director at Protiviti Inc., a global business consulting and internal audit firm, from October 2007 to May 2009. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone has served on executive Board of the Iowa Biodiesel Board since 2011 and was named chair in September 2014. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 52, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General Manager for West Central, one of our predecessors from July 2006 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations that served the automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin serves on the board of the Iowa Renewable Fuels Association and was the President in 2012, as well as, Vice President in 2011. Mr. Albin serves as a director on Petrotec AG's supervisory board. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.
David Elsenbast, age 53, has served as our Vice President, Supply Chain Management since April 2009. From August 2006 to April 2009, Mr. Elsenbast served as our Vice President, Procurement. Prior to joining us, Mr. Elsenbast served in the same role for West Central, since April 2006. Mr. Elsenbast has also served on the Board of the American Fats and Oils Association since October 2009. From 1990 to March 2006, Mr. Elsenbast served in various roles for Milk Specialties Company, an animal nutrition company, including Vice President of Business Development, Vice President of Operations and Purchasing and General Manager. Mr. Elsenbast has over 30 years in agricultural business development, supply chain management, operations, and purchasing. Mr. Elsenbast holds a B.S. in agricultural business from Iowa State University.

Gary Haer, age 61, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biomass-based diesel sales in the United States. Mr. Haer has over 15 years of experience in the biomass-based diesel industry. Mr. Haer currently serves on the Executive Committee of the National Biodiesel Board’s Governing Board as Past Chairman and has been elected to various officer positions during his tenure from 1998 to 2014. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.
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
The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel and renewable hydrocarbon diesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that much of the increase in demand for our biomass-based diesel since July 2010 is attributable to and accelerated by the implementation of RFS2. In addition, we believe that biomass-based diesel prices since July 2010 benefited significantly from RFS2.
The EPA is required to determine the volume of biomass-based diesel that will be required each year based on the EPA’s consideration of a variety of factors, with a minimum biomass-based diesel annual volume requirement be at least 1 billion gallons . The biomass-based diesel volume requirement for 2013 was 1.28 billion gallons.
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
As of the date of this filing, the EPA has not finalized the 2014 or 2015 Renewable Volume Obligations, or RVOs. The EPA originally proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. The EPA received significant negative feedback to their proposal number and subsequently issued a "notification in delay in issuing standards." Before the RVO can be finalized, the OMB has to approve EPA’s proposal, based on the same factors outlined above. Due to the delay in publishing the proposal, which the EPA was required to determine and publish by November 30 two years prior, it is possible that the 2014 and 2015 RVOs will be challenged in court which may further delay any final determination of such RVOs, which could reduce the demand for and price of our biomass-based diesel and could harm our revenues and cash flows.
Our financial results may be harmed in the event biodiesel production exceeds the RVO.
Notwithstanding the lack of a finalized 2014 RVO, according to EMTS data, RINs representing 1.75 billion gallons of biomass-based diesel were generated for the twelve months ended December 31, 2014. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2013. Adding the 2012 carry-over to the 2013 RIN generation results in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The originally proposed 2014 biomass-based diesel RVO of 1.28 billion gallons, would have limited the 2014 carryover to 256 million gallons, or 20%, of 1.28 billion, thus resulting in an excess supply of 504 million gallons of biomass-based diesel RINs. Excess biomass-based diesel RINs may be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biomass-based and biomass-based diesel RINs may be reduced, which could harm revenues and cash flows.
Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs.
Our gross margins depend on the spread between biomass-based diesel prices and feedstock costs. Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013 and $0.92 in 2014 assuming 8.0 pounds of choice white grease yields one gallon of biomass-based. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.65 in 2012, $1.19 in 2013 and $0.58 in 2014 assuming 7.7 pounds of soybean oil yields one gallon of biomass-based. For 2012, 2013 and 2014, approximately 84%, 83% and 85%, respectively, of our total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat and 16%, 17% and 15%, respectively, was virgin vegetable oils.
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biomass-based diesel production costs. Energy prices, particular the market price for crude oil, significantly decreased throughout fourth quarter 2014. A lack of close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biomass-based diesel prices, including, but not limited to, a reduction in the value of RINs would adversely affect our gross margins, cash flow and results of operations.
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
The price of our feedstocks can vary significantly based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biomass-based diesel, has traded in a range of $0.0950 to $0.5250 based on the closing nearby futures prices on the CBOT. If biomass-based diesel production continues to increase in response to RFS2, we expect that more biomass-based diesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices.

Inedible corn oil and used cooking oil are not generally available in quantities sufficient to cover all of our operations. If more ethanol plants do not acquire and utilize corn oil extraction equipment, if extraction yields do not improve, if ethanol plants are idled, or ethanol plants begin using the feedstock in their own operations, we may not be able to obtain the volumes of inedible corn oil we desire for use in our production of biomass-based diesel at economical prices and may be forced to utilize higher cost feedstocks to meet increased demand, which may not be economical.
Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins.
The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on these tax incentives to bring the price of biomass-based diesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, or BTC. The BTC provided a $1.00 refundable tax credit per gallon of pure biomass-based, or B100, to the first blender of biomass-based with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was reinstated following the lapse in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, expired again December 31, 2013 and was again reinstated on December 19, 2014. Unlike prior reinstatement, this last reinstatement was only for one year, retroactive for 2014, rather than two years as has previously been the case. It is generally understood that Congress decided to only enact a one year extenders package, which included the BTC, because Congress wanted to take up tax reform in 2015. There is no assurance that the BTC will be reinstated. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. It is uncertain what action, if any, Congress may take with respect to reinstating the BTC or when such action might be effective. If Congress does not reinstate the credit, demand for our biomass-based diesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the BTC expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biomass-based diesel inventories and reduced gallons sold in the first quarter of 2012. With the expiration of the BTC at the end of 2013 and 2014, the industry experienced a similar increase in biomass-based diesel production in the fourth quarter of 2013 and 2014, which we believe reduced demand in the first quarter of 2014 and is reducing demand on the first quarter of 2015. In response to the regular lapsing and reinstatement of the BTC, the biomass-based diesel industry and its customers have adopted arrangements for sharing the BTC if reinstated.
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
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we may enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, and related commodities, such as heating oil and ultra-low sulfur diesel, or ULSD. The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts. Risk management arrangements also expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.
One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 18%, 16% and 36% of our revenues in 2014, 2013 and 2012, respectively. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based sold to Pilot. The value of those RINs represented approximately an additional 7% of our total sales, based on the OPIS average RIN price for 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed.
Our business is primarily dependent upon two similar products. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biomass-based diesel industry.
Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable hydrocarbon diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. For example, in 2009 and the beginning of 2010, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.
Technological advances and changes in production methods in the biomass-based diesel industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable hydrocarbon diesel could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. There is no assurance that third-party licenses for any proprietary technologies that we would need access to in order to remain competitive for either existing processes or new technology will be available to us on commercially reasonable terms or that any new technologies could be incorporated into our plants. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, we may not be able to successfully execute our strategy and our results of operations could be substantially harmed.
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
If we are unable to respond to changes in ASTM or customer standards, our ability to sell biomass-based may be harmed.
We currently produce biomass-based diesel to conform to or exceed standards established by ASTM. ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new observations from the industries involved with diesel fuel. New tests or more stringent standards may require us to make additional capital investments in, or modify, plant operations to meet these standards. In addition, some biomass-based customers have developed their own biomass-based standards which are stricter than the ASTM standards. If we are unable to meet new ASTM standards or our biomass-based customers’ standards cost effectively or at all, our production technology may become obsolete, and our ability to sell biomass-based may be harmed, negatively impacting our revenues and profitability.
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
At December 31, 2014, our total long-term debt was $252.9 million. This includes $121.4 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our newly acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under a revolving credit agreement provided by a bank group. At December 31, 2014, there was $16.7 million borrowings made under our revolving line of credit, all of which we guarantee. See "Note 12 - Debt" to our Consolidated Financial Statements for a description of our indebtedness.
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
We have only recently entered the market for renewable chemicals with our acquisition of LS9, Inc.'s assets in January 2014. To date, we have not generated any revenues from this business which is still at a pre-commercial stage. In order to generate revenue from our renewable chemicals, we must be able to produce sufficient quantities of our products, which we have not done to date.
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
If we fail to expand effectively in international markets, where we have limited operating history, our revenues and our business may be harmed.
Historically, we have generated nearly all of our revenues from the United States. In December 2014, we acquired a 69% interest in Petrotec, which owns two biorefineries in Germany. We have made a cash tender offer for the remaining Petrotec shares but there is no assurance that we will be able to acquire these shares. If we are unable to complete the tender offer, our ability to control the operations of Petrotec may be limited.

We have no experience operating a biorefinery outside of the United States. Our ability to recognize the benefit of our investment in Petrotec, or any other international operations we invest in, will require the attention of management and is subject to a number of risks. Specifically, the biodiesel market in Europe benefits from regulations that encourage the use of biodiesel. As is the case in the United States, these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	protecting and enforcing our intellectual property rights;

•	difficulties in the assimilation and retention of employees;

•	the inability to extend proprietary rights in our technology into new jurisdictions;

•	currency exchange rate fluctuations;

•	general economic and political conditions in foreign jurisdictions;

•	foreign tax consequences;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally; and

•	export or import regulations; and trade and tariff restrictions.
These factors and other factors could harm our ability to gain future international revenues. Our failure to successfully manage any international operations and the associated risks effectively could have an adverse effect on our operating results and financial condition.
We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop our renewable chemicals business or expand or enhance our biomass-based operations or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
We may encounter difficulties in effectively integrating the businesses we acquire.
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9's assets in January 2014, as well as our acquisition of Syntroleum Corporation and Dynamic Fuels, LLC in June 2014, and our anticipated acquisition of the remaining ownership of Petrotec and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
We may require additional capital to fund future acquisitions. If we are unable to obtain such capital on satisfactory terms, or if such capital is otherwise unavailable, we may be unable to complete such acquisitions and our business may be harmed.
We may not realize the benefit of our investment in the renewable chemicals market.
We have only recently expanded our business into the production of renewable chemicals from biomass feedstocks through the acquisition of certain assets. The renewable chemicals market is underdeveloped. Any chemicals that we produce from renewable sources may not prove to be as effective as chemicals produced from conventional sources and, regardless of their effectiveness, renewable chemicals may not be accepted in the chemical marketplace. If this were to occur, we would not realize the benefit of our investment in renewable chemicals and our results of operations could be harmed.
We have three partially constructed plants, one non-operational plant, and planned upgrades to our operating plants, each of which would require capital that we may not be able to raise and that may result in an impairment that could negatively impact our financial position, results of operations and future cash flows.
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico and one non-operational plant near Atlanta, Georgia. We may choose to invest approximately $165 to $180 million in the aggregate, excluding working capital requirements, before these four plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility. In order to complete construction these facilities as planned, we will require additional capital. In November 2012, we acquired the above mentioned biomass-based facility near Atlanta, Georgia, which had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to complete construction of the three partially constructed or non-operational facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries.
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
In response to certain cases of RIN fraud whereby biomass-based producers were selling biomass-based diesel RINs without having produced the required renewable fuel, the EPA is in the process of implementing a quality assurance program for RIN compliance. Compliance with these or any new regulations or Obligated Party verification procedures could require significant expenditures to attain and maintain compliance. Failure to comply could result in the imposition of penalties, fines, restrictions on operations, loss of customers and remedial liabilities. These costs and liabilities may have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of any additional regulatory or customer requirements which may be adopted in the future, including whether any such regulations or verification procedures would significantly increase our cost of doing business or affect our operations in any area.
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
If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2014 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast location, are vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations and all of our plants could incur damage from other natural disasters. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, clean-up costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would seriously harm our results of operations and financial condition.
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
Historically, biodiesel prices have been strongly correlated to petroleum-based diesel prices and in particular ULSD, regardless of the cost of producing biomass-based diesel itself. We market our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of petroleum-based diesel falls, the price of biomass-based diesel could decline, and we may be unable to produce products that are an economically viable alternative to petroleum-based fuels. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Additionally, demand for liquid transportation fuels, including biomass-based diesel, is impacted by economic conditions.
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
There was a significant decline in RIN prices during the second and third quarters of 2014, but the price went back up in the fourth quarter and finished the year at its peak at $0.77 per RIN, as reported by OPIS. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN at December 31, 2013. A reduction in RIN values, such as those experienced in 2013 and remaining low throughout the majority of 2014, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biomass-based diesel.
We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel business.
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production, which includes Neste Oil with approximately 600 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.
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
Growth in the biomass-based diesel industry depends on substantial development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biomass-based diesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biomass-based diesel, impede delivery of our biomass-based diesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biomass-based diesel and any infrastructure disruptions could materially harm our business.
We face competition from imported biodiesel and renewable hydrocarbon diesel, which may reduce demand for biomass-based produced by us and cause our revenues and profits to decline.
Biodiesel and renewable hydrocarbon diesel imports into the United States have increased significantly and compete with United States produced biodiesel. The imported fuels may benefit from production incentives or other financial incentives in their home countries that offset some of their production costs and enable them to profitably sell biodiesel or renewable hydrocarbon diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable hydrocarbon diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. In January 2015, the EPA announced the approval for Argentinian biodiesel made from soybean oil to earn RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California recently adopted regulations that may limit the volume of biodiesel that can be used or require an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable hydrocarbon diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.
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
The following table lists each of our production facilities and their location, use, and nameplate production capacity. Each facility listed below is used by our Biomass-based diesel Segment.
COMPLETED PRODUCTION FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biomass-based diesel production	12
Seabrook, Texas	Biomass-based diesel production	35
Danville, Illinois	Biomass-based diesel production	45
Newton, Iowa	Biomass-based diesel production	30
Seneca, Illinois	Biomass-based diesel production	60
Albert Lea, Minnesota	Biomass-based diesel production	30
New Boston, Texas	Biomass-based diesel production	15
Ellenwood, Georgia	Biomass-based diesel production	15
Mason City, Iowa	Biomass-based diesel production	30
Geismar, Louisiana	Biomass-based diesel production	75
Okeechobee, Florida	Fermentation facility	N/A
Our Ellenwood facility was idled by the previous owners prior to our acquisition and will remain so until repairs or upgrades are made where the facility meets our standards. We have not yet set a production date for our Ellenwood facility.
PETROTEC'S COMPLETED PRODUCTION FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Emden, Germany	Biomass-based diesel production	30
Oeding, Germany	Biomass-based diesel production	25.5
The following table lists our partially constructed or idled biomass-based diesel production facilities, the planned nameplate capacity and the approximate level of completion.
PARTIALLY CONSTRUCTED FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)	Approximate Completion Level
St. Rose, Louisiana	Biomass-based diesel production	60	45%
Emporia, Kansas	Biomass-based diesel production	60	20%
Clovis, New Mexico	Biomass-based diesel production	15	50%
We own our corporate headquarters located at 416 South Bell Avenue, Ames, Iowa 50010, comprised of 60,480 square feet of office and laboratory space; as well as another building located at 215 Alexander Avenue, Ames, Iowa 50010 which is comprised of 12,000 square feet of office space.

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

2014	High	Low
Fourth Quarter	$10.97	$8.67
Third Quarter	$12.30	$9.98
Second Quarter	$12.66	$9.75
First Quarter	$12.89	$9.61

2013	High	Low
Fourth Quarter	$16.00	$8.51
Third Quarter	$16.50	$12.77
Second Quarter	$14.80	$7.69
First Quarter	$8.20	$5.90
Holders
As of February 27, 2015, there were approximately 2,484 holders of record of our common stock.
Dividends
We have never paid, and do not intend to pay in the future, a cash dividend on our common stock. In addition, we have entered into agreements that contractually restrict certain of our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiaries.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2014, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	2,512,722	[1]	$11.24	[2]	1,780,122
Equity compensation plans not approved by security holders	—		—		—
Total	2,512,722		$11.09		1,780,122

1	Includes stock options of 87,026, restricted stock units of 616,394 and stock appreciation rights of 1,809,302.

2	Restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following graph shows a comparison of the cumulative total returns from January 19, 2012 to December 31, 2014, for us, the Clean Tech Index and the Russell 3000 Index. The graph assumes that $100 was invested on January 18, 2012 in our common stock, the Clean Tech Index and the Russell 3000 Index, and that all dividends were reinvested.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
1/19/2012
12/31/2012
12/31/2013
12/31/2014
Renewable Energy Group, Inc (REGI)
Clean Tech Index (CTIUS)
Russell 3000 (RUA)

	01/19/2012	12/31/2012	12/31/2013	12/31/2014
REGI	$100.00	$58.60	$114.60	$97.10
Clean Tech Index	100.00	99.59	136.55	124.91
Russell 3000	100.00	109.17	142.96	157.50
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
On June 3, 2014, we issued 3,493,613 shares of common stock to Syntroleum Corporation pursuant to the terms of the Asset Purchase Agreement, dated December 17, 2013, by and among REG, REG Synthetic Fuels and Syntroleum Corporation.
On December 24, 2014, we issued 2,070,538 shares of common stock to IC Green Energy Ltd. pursuant to the terms of the Agreement for the Sale and Purchase of Shares and Loan in Petrotec AG, dated December 9, 2014, by and among REG, REG European Holdings B.V., and IC Green Energy Ltd.
Issuer Purchases of Equity Securities
As of December 31, 2014, there were no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.
On February 19, 2015, the Company's board of directors approved a share repurchase program of up to $30 million of the Company's shares of common stock. Under the program, REG may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2014 and 2013, and the selected consolidated statements of operations data for each year ended December 31, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010, and the selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2014(1)	2013 (2)	2012 (3)	2011 (4)	2010(5)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenues	$1,273,831	$1,498,138	$1,015,034	$824,031	$216,455
Net income (loss) attributable to the company's common stockholders	81,620	165,254	43,482	42,753	(119,122)
Net income (loss) per share attributable to common stockholders
Basic	2.00	5.00	1.53	3.14	(4.28)
Diluted	1.99	5.00	0.27	3.14	(4.28)

Consolidated Balance Sheet Data:
Total assets	$1,372,888	$740,855	$495,784	$484,447	$369,643
Long-term debt	247,183	27,151	31,806	73,079	61,024
Redeemable preferred stock	—	3,963	83,043	147,779	122,436

(1)
Reflects the acquisitions of LS9 as of January 22, 2014, Syntroleum and Dynamic Fuels on June 3, 2014 and June 6, 2014, respectively, and Petrotec as of December 24, 2014 as further described in Note 5 of Item 8 - Financial Statements and Supplementary Data. In addition, the results reflect the issuance of the convertible senior notes on June 3, 2014 as further described in Note 12 of Item 8 - Financial Statements and Supplementary Data.

(2)	Reflects the acquisition of Soy Energy as of July 30, 2013 as further described in Note 5 of Item 8 - Financial Statements and Supplementary Data.

(3)
Reflects the acquisition of North Texas Bio Energy as of October 26, 2012 and BullDog Biodiesel on November 16, 2012 as further described in Note 5 of Item 8 - Financial Statements and Supplementary Data.

(4)	Reflects the acquisition of SoyMor as of July 12, 2011.

(5)
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
Overview
We are a leading North American advanced biofuels producer and are expanding into the development of renewable chemicals. We have been a leader in the biomass-based diesel industry since 1996. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals. We own and operate nine biomass-based diesel production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy, as well as one fermentation facility.
During 2014, we sold 287 million gallons of biomass-based diesel, including 42 million gallons we purchased from third parties and resold. During 2013, we sold 259 million gallons, including 48 million gallons we purchased from third parties and resold.
We are expanding into the production of renewable chemicals, additional advanced biofuels and other products through our acquisition of LS9, Inc., or LS9, in January 2014. This industrial biotechnology business is a development stage company focusing on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets we acquired consist mainly of in-process research and development, fixed assets and goodwill.
We began selling petroleum-based heating oil and diesel fuel, and enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations in February 2014. We are expanding our sales of additional biofuel blends to Minnesota and Iowa terminal locations and potentially in other areas across North America.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner and began operating again by us in October 2014 after our completion of certain upgrades.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG in December 2014. We have made a cash tender offer for the remaining Petrotec shares, which had not closed as of the date of this filing. Petrotec is a fully-integrated company utilizing more than 15,000 collection points to gather used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy.
We derive revenues from two reportable business segments: Biomass-based diesel and Services
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Emden, Germany since its 69% majority ownership was acquired in December 2014;

•	a 26 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany since its 69% majority ownership was acquired in December 2014; and

•	a demonstration scale facility located in Okeechobee, Florida since its acquisition in January 2014.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of glycerin, free fatty acids, naphtha and other co-products of the biomass-based diesel production process. In 2014 and 2013, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2014, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities were less than 2% of our total Biomass-based diesel segment revenues. We have not derived any revenues to date from our renewable chemicals business.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale. The value of these RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
Services Segment
Our Services segment includes:

•
biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities as well as other clean-tech companies; and

•	construction management services, whereby we act as the construction management and general contractor for the construction of biomass-based diesel production facilities.
We have utilized our construction management expertise internally to upgrade our facilities. In October 2014, we completed a $20 million upgrade to our Mason City facility, enabling the plant to run on lower cost feedstocks in addition to refined vegetable oils the plant was originally designed to process. In December 2014, we completed a $15.8 million upgrade and storage expansion to our Newton facility. In 2013, we completed a $22 million upgrade to our Albert Lea facility and spent $4 million and $1 million in repairs of our recently acquired New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
Factors Influencing Our Results of Operations
The principal factors affecting our segments are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives for the production and use of biomass-based diesel.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel production meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program required the domestic use of one billion gallons of biomass-based diesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 or the 2015 RVO. In November 2013, the EPA proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 for 2014, a proposal whereby the EPA has issued a "notification of delay in issuing standards." Our sales volumes and revenues have benefited from our increased production capacity, as well as demand relating to the implementation of RFS2.

Volumes of biomass-based diesel produced increased from 2010 to 2013. From 2013 through 2014 volumes of biomass-based diesel were flat. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2013. Notwithstanding the lack of a finalized 2014 RVO, according to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2014.
The BTC provided a $1.00 refundable tax credit per gallon of 100% pure biomass-based diesel, or B100, to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The BTC again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC expired again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. Unlike prior years, Congress did not grant a two year reinstatement, but rather only reinstated the BTC for 2014. Accordingly, the BTC expired again on December 31, 2014. We recognized a net benefit from the BTC of $78.8 million in 2014 and expect to recognize a net benefit of $16.5 million in 2015 relating to 2014 activity. It is uncertain whether the BTC will be reinstated and if reinstated, whether or not it would be reinstated retroactively. The expiration of the BTC along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
Biomass-based diesel and feedstock price fluctuations
Our operating results generally reflect the relationship between the price of biomass-based diesel, including credits and incentives, like RINs and the BTC and the price of feedstocks used to produce biomass-based diesel.
Biomass-based diesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biomass-based diesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biomass-based diesel prices have generally been impacted by the same factors that affect petroleum prices, such as crude oil supply and demand balance, worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters.
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43% per gallon in January. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15, or 34%, per gallon in December. There was a significant decline in RIN prices during the second and third quarters of 2014, but the prices went back up in the fourth quarter and finished the year at their peak.
This decrease in the value of RINs during 2014 and 2013 resulted in a $4.3 million and $3.2 million, respectively, write-down to lower of cost or market on RIN inventory acquired from third parties that occurred throughout the year. See “Note 10 – Other Assets” to our consolidated financial statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory does not have a material effect on margins from period to period.
During 2014, feedstock expense accounted for 80% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply and price for each feedstock:

Feedstock	Factors Influencing Supply and Price

Inedible Corn Oil	Demand for inedible corn oil from biomass-based diesel and other markets
Ethanol production
Export demand
Extraction system yield
Implementation of inedible corn oil separation systems into existing and new ethanol facilities

Used Cooking Oil	Biomass-based diesel demand
Export demand
Population
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density
Cooking methods and eating habits, which can be impacted by the economy

Inedible Animal Fat	Export demand
Number of slaughter kills in the United States
Demand for inedible animal fat from biomass-based diesel and other markets

Soybean Oil	Export demand
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During 2014 and 2013, 85% and 83%, respectively, of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock for the period December 2011 through December 2014. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.7 pounds per gallons).

(2)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(3)	Inedible corn oil prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(4)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2011 to December 2014.

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
Feedstock prices began to decline in June 2014 which continued throughout 2014. Palm oil prices also moved lower in third quarter and traded in a sideways-pattern in fourth quarter 2014. A record corn and soybean harvest coupled with lower energy prices helped push feedstock prices lower in the last-half of 2014. US cattle slaughter numbers continued at a historically low rate as a result of the two year drought in the southern plains. Hog slaughter saw a seasonal increase in the last half of 2014, though numbers stayed below the previous year due to impact on the herd size related to the PED virus. Feedstock price declines were offset by a sharp decrease in energy prices mainly driven by a decrease in crude oil prices beginning in October.
Risk Management
The profitability of the biomass-based diesel production business largely depends on the spread between prices for feedstocks and biomass-based diesel, including RINs and BTC, each of which is subject to fluctuations due to market and policy factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil and inedible animal fat and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.
Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biomass-based diesel in 2012, 2013 and 2014. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expired on January 31, 2015 and automatically renewed for one additional year. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel and RIN prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biomass-based diesel futures in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and heating oil. However, price movements on these products are not highly correlated to price movements of biomass-based diesel.
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
We incurred risk management gains of $61.6 million from our derivative financial instrument trading activity for the year ended December 31, 2014, compared to risk management losses of $5.7 million for the year ended December 31, 2013. Changes in the value of these futures or swap instruments are recognized in current income or loss. Over the year 2014, risk management gains were impacted mostly from the significant decline in energy market prices, specifically the fourth quarter decline of crude oil and heating oil. 2014 risk management gains have represented an income of $0.21 per gallon sold. Over the last three years prior to 2014, risk management losses have represented an average expense of $0.02 per gallon sold. The current three-year average, which incorporates 2014 risk management gains, represents an average income of $0.07 per gallon sold.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. Similar to prior years, during 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons and RIN prices declined during the third and fourth quarters as production rates exceeded the RVO. For 2014, biomass-

based diesel RIN generation was 1.75 billion gallons even though the RVO for biomass-based diesel was originally proposed at 1.28 billion gallons. As of the date of this filing, the RVOs for 2014 and 2015 are still not finalized.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011, 2012 and 2013 was in excess of a continued expanding RFS2 volume requirements. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. As of this filing, the EPA has not finalized the 2014 or 2015 RVO. In November 2013 the EPA proposed the 2014 and 2015 biomass-based diesel RVO at 1.28 billion gallons for each year. The EPA later issued a "notification of delay in issuing standards", effectively withdrawing the proposal. As of the date of this filing, the RVO for 2014 and 2015 had not been proposed nor finalized. Notwithstanding these issues, we expect RFS2 to continue to create demand for biomass-based diesel. Biomass-based diesel production, as reported by EMTS, was flat when comparing 2013 gallons produced to the 1.75 billion gallons produced during 2014.
During 2013 and 2014, the amount of imported gallons qualifying under RFS2 has increased. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for with prior year RINs. We saw a decline in RIN prices in the first three quarters of 2014 as production rates exceeded the then proposed, yet delayed issuance and not yet finalized, RVO target.
Components of Revenues and Expenses
We derive revenues in our Biomass-based diesel segment from the following sources:

•	sales of biodiesel and renewable hydrocarbon diesel produced at our wholly-owned facilities, including RINs, transportation, storage and insurance costs to the extent paid for by our customers;

•	revenues from our sale of biomass-based diesel and RINs produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biomass-based diesel, RINs acquired from third parties, and raw material feedstocks acquired from others;

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these items further blended with biodiesel produced at our wholly owned facilities;

•	sales of glycerin, other co-products of the biomass-based diesel production process; and

•	incentive payments from federal and state governments, including the federal biodiesel mixture excise tax credit, and from the USDA Advanced Biofuel Program.
We derive revenues in our Services segment from the following sources:

•	fees received from operations management services that we provide for biomass-based diesel production facilities, typically based on production rates and profitability of the managed facility; and

•	amounts received for services performed by us in our role as general contractor and construction manager for biomass-based diesel production facilities.
Cost of goods sold for our Biomass-based diesel segment includes:

•
with respect to our production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;

•
with respect to biomass-based diesel acquired from third parties produced under toll manufacturing arrangements, expenses incurred for feedstocks, transportation, catalysts and other chemicals used in the production process and toll processing fees paid to the facility producing the biomass-based diesel;

•
with respect to finished goods and RINs acquired from third parties, the purchase price of biomass-based diesel and RINs on the spot market or under contract, and related expenses for transportation, storage, insurance, labor and other indirect expenses;

•	adjustments made to reflect the lower of cost or market values of our finished goods inventory, including RINs acquired from third parties;

•	expenses from the purchase of petroleum-based heating oil and ULSD acquired from third parties; and

•	changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products.
Cost of goods sold for our Services segment includes:

•
with respect to our facility management and operations activities, primarily salary expenses for the services of management employees for each facility and others who provide procurement, marketing and various administrative functions; and

•
with respect to our construction management services activities, primarily our payments to subcontractors constructing the production facility and providing the biomass-based diesel processing equipment, and, to a much lesser extent, salaries and related expenses for our employees involved in the construction process.

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa and Tulsa, Oklahoma operations, as well as research and development expenses incurred at REG Life Sciences.
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations issued as part of the acquisitions of LS9 and Syntroleum Corporation/Dynamic Fuels, LLC, interest expense including the accretion of convertible debt and amortization of deferred financing costs, and interest income.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, equities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which provide the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.
We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:
Revenue recognition.
We recognize revenues from the following sources:

•
the sale of biomass-based diesel, including RINs, biomass-based diesel co-products and raw material feedstocks purchased by us or produced by us at owned manufacturing facilities, leased manufacturing facilities and manufacturing facilities with which we have tolling arrangements;

•	resale of finished biomass-based diesel, including RINs and raw material feedstocks acquired from others;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees from construction, operations and project management; and

•	fees received for the marketing and sales of biomass-based diesel produced by third parties.
Biomass-based diesel sales as well as RINs and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the biodiesel tax credit. For a discussion of the biodiesel tax credit, see the section entitled “Risk factors-Loss or reductions of tax incentives for biodiesel production or consumption would have a material adverse effect on our revenues and operating margins” and “Factors Influencing Our Results of Operations-Governmental programs favoring biodiesel production and use.” In connection with the biodiesel tax credit, we file a claim with the Internal Revenue Service, or

IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. The biodiesel tax credit provided a $1.00 refundable tax credit per gallon. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which reinstated a set of tax extender items including the retroactive reinstatement of the federal biodiesel mixture excise tax credit for 2014 and expired on December 31, 2014.
Fees for managing ongoing operations of third party plants, marketing biomass-based diesel produced by third party plants and from other services are recognized as services are provided. We also have performance-based incentive agreements that are included as management service revenues. These performance incentives are recognized as revenues when the amount to be received is determinable and collectability is reasonably assured.
Impairment of Long-Lived Assets and Certain Identifiable Intangibles.
We have three partially constructed production facilities and one non-operational production facility. In 2007, the Company commenced construction of two 60 mmgy production facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biomass-based diesel industry and the credit markets. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility is approximately 20% complete. In September 2010, the Company acquired a 15 mmgy production facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, the Company completed our acquisition of Bulldog Biodiesel, LLC, a 15 mmgy production facility near Atlanta, Georgia, that was non-operational at the time the Company purchased it and will remain idled until certain repairs or upgrades are made.
We review long-lived assets, including property, plant and equipment and definite-lived intangible assets for impairment when circumstances dictate. Such evaluations generally are focused on our plants - regardless of whether they are operating, are under construction or are currently on a “construction hold.” The latter assets are those that receive the most attention as their future cash flows are subject to the most uncertainty. Asset are impaired if the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from the future use of the asset.
Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the estimated market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction or that are currently on construction hold, management’s estimates also include the capital expenditures necessary to complete construction of the plant. Our facilities under construction or on construction hold are expected to have substantially similar operating capabilities and results as our current operating facilities. Such operating capabilities would include similar feedstock capabilities, similar access to low cost feedstocks, similar proximity to shipping from our vendors and to our customers, and would contemplate our ability to implement best practices among our various currently operating facilities to maximize production volumes and reduce operating costs.
We estimated the future cash flows from the facilities "under construction" or "on construction hold" utilizing the following significant assumptions:
Costs to complete: The remaining costs to complete the plant construction are developed by management, using historical and plant-specific knowledge and external estimates. Management’s estimate of costs included those required to finish the general structure of each facility, as well as furnish it with the appropriate equipment necessary to produce biomass-based diesel. There has not been an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group). There can be no assurance actual costs to complete or upgrade these facilities will be consistent with these estimates.
Gallons sold: We estimate the aggregate gallons to be produced and sold based upon nameplate capacity of the plants under construction or not in use coupled with historical operating rates for our existing plants.
Gross margin per gallon: We estimate rising sales prices and costs after 2014. This annual increase is a consequence of anticipated increased demand for biomass-based diesel, market trends expected for the energy industry and normal inflationary pressures. biomass-based diesel sales prices are estimated using the expected prices for biomass-based diesel, RINs and co-products. When building the estimate for future prices, we weigh historical evidence, CBOT and NYMEX future prices and industry forecasts. To develop the estimated feedstock prices, we utilized soybean oil as a base coupled with a spread to soybean oil for all other feedstocks based on historical experience and expected future price changes.

Plant operation costs: We estimate plant operation costs to increase with production, until a steady cost level is reached once the plants are operating in a stabilized manner. Plant operating costs are estimated based upon costs at currently operating plants and take into account the size of the plants under construction and production volumes.
Period of time used in recovery analysis: To estimate the period of time utilized in the recovery analysis, we look to the primary asset group at the plants which the asset group derives its cash-flow-generating capacity. We consider the plant assets and their operational functionality and determined that the inner equipment of the plants, (e.g. tanks, separators, filters, heaters, etc.), is the most significant component of the asset group. We have determined that the useful life of this equipment has a range of 10-30 years depending on its use, with the majority of the equipment having a 20 year life. Therefore, we have selected a 20 year period from the original date the assets are placed into service as the time period over which the cash flows would be projected.
Other Considerations - Means of financing of facilities under construction or construction on hold: In 2008, we halted construction on our New Orleans, Louisiana and Emporia, Kansas facilities as a result of conditions in the biomass-based diesel industry and the credit markets. We continue to pursue financing and intend to complete the facilities when industry conditions improve and financing becomes available on terms satisfactory to us. Since construction halted at these facilities in 2008, we have continued to monitor the construction sites and perform routine maintenance on the partially constructed assets. We also have pursued programs under which we could obtain a government guarantee to enhance our ability to obtain financing for these facilities, but at this point have not been able to obtain any such guarantees. We will continue to pursue such government programs in the future to the extent they arise. If available, we would also consider using funds from operations to fund a portion of the construction at these facilities. As currently configured, the assets can be completed as biomass-based diesel production facilities, or with alternative or additional capabilities for the manufacture of specialty chemicals or other renewable products such as advanced biofuels and renewable chemicals. Some of the existing components could be transported for use at our other production facility locations, or they could be sold to third parties for various uses. The Emporia construction project can benefit from a city incentive package that continues through 2018. In addition, from time to time we have had discussions with potential investors and commercial partners regarding these facilities. We have also invested in third party engineering studies to revise and enhance construction completion plans on a more cost effective and profit-driven basis. We cannot be certain if or when such facilities will be completed or any alternate transaction regarding such facilities that we may pursue will be consummated.
There were no asset impairment charges for the years ended December 31, 2014, 2013 or 2012.
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
We will pay contingent consideration of up to $21.5 million to the previous owners of LS9 if, and when, we achieve certain development and commercialization milestones of products from LS9’s technology. Payments for achieving individual product milestones range from $0.5 million to $2.5 million and are payable in either cash or shares of our common stock at our election. The fair value of contingent consideration was determined using an expected probability income approach. We estimated the likelihood of achieving each milestone for each product under development. These probabilities ranged from 0% to 88%. The anticipated time to reaching each milestone was also considered to determine if the payment would be made within the five-year milestone consideration time frame. Both the likelihood of achieving milestones and the related timing were estimated based on the current stage of development and the complexity of completing development and commercialization. If the anticipated time to the milestone fell within the time frame, then the probability-weighted earnout payment was discounted using a risk adjusted discount rate of 8%. The fair value of the contingent consideration is estimated at the end of each reporting period with changes in fair value running through current period earnings.

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
We will pay contingent consideration to Tyson Foods, if and when, we achieve certain production volumes. The agreement calls for periodic payments to Tyson Foods based on pre-determined payments per gallon of product sold, with a maximum of $35.0 million over a term of eleven and a half years. The obligation with respect to these future payments is guaranteed by the Company. The initial valuation of the contingent consideration was based on four distinct production forecasts developed to represent the range of possible production levels for Dynamic Fuels. The base case anticipates the plant will be running at full capacity by the end of 2015, and continue to run at full capacity thereafter. We considered there to be an 80% probability of realizing the forecasted base case. We believe that there are also foreseeable situations in which the Dynamic Fuels facility would not run at full capacity. As a result, we estimated a 10% probability the facility would run at two-thirds of capacity on average, and a 5% probability the facility would run at half capacity on average. The fourth scenario, given a 5% probability, is that some operational, regulatory, environmental, or unforeseen event prohibits Dynamic Fuels from producing renewable fuels at any significant level, leading to a shut-down with no significant contingent payments made to Tyson Foods. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The fair value of the contingent consideration is estimated at the end of each reporting period with changes in fair value running through current period earnings.
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
Goodwill asset valuation. Over the past several years we have made a number of acquisitions. Such acquisitions have had a significant amount of the purchase price allocated to goodwill. While goodwill is not amortized, it is subject to periodic reviews for impairment. We review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engage an independent external valuation specialist to provide assistance in measuring the fair value of our biomass-based diesel and services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biomass-based diesel reporting unit were used to determine the reporting unit’s fair value.
We recognize the narrow difference between the fair value and the carrying value of the biomass-based diesel reporting unit.  Such difference is primarily attributable to the weighting of uncertainties around the continuance of government supports for the industry; absent such discounting, there would be a much greater difference between fair value and carrying value.

There were other acquisitions made during the course of 2014; we are carefully monitoring goodwill attributable to these acquisitions but, because of the proximity of the acquisition date to the annual measurement date, such analysis was focused primarily on significant changes since the measurement date.
The annual impairment tests as of July 31, 2014 determined that the fair value at the biomass-based diesel reporting unit exceeded its value by approximately 7% and the services reporting unit exceeded its value by approximately 66%. We also reviewed goodwill from our acquisitions of LS9, Syntroleum and Dynamic Fuels at July 31, 2014 and determined no impairment was needed. No impairment of goodwill was recorded during the years 2014, 2013, and 2012. Because of our recent acquisitions, we are required to continue to reassess our reporting units and determine whether we are required to reallocate the acquired goodwill given changes in reporting units. Such reassessment can lead to differences in forecasted cash flows and in the amount of specific goodwill against which such forecasted cash flows are measured. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, the aforementioned change in reporting units, further decline in the price of our common stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
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

Results of Operations
Fiscal years ended December 31, 2014 and December 31, 2013
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2014	2013
Gallons sold	287.3 million	258.6 million
Average B100 price per gallon	$3.62	$4.58

Revenues	$1,273,831	$1,498,138
Costs of goods sold	1,113,219	1,258,705
Gross profit	160,612	239,433
Selling, general and administrative expenses	62,681	45,865
Research and development expense	12,424	258
Income from operations	85,507	193,310
Other income (expense), net	603	(2,009)
Income tax expense	(3,572)	(4,935)
Net income	82,538	186,366
Less—Net income attributable to noncontrolling interests	(73)	—
Net income attributable to the Company	82,611	186,366
Gain on redemption of preferred stock	378	—
Distributed and undistributed dividends to preferred stockholders	(40)	(2,055)
Effects of participating preferred stock	(91)	(16,272)
Effects of participating share-based awards	(1,238)	(2,785)
Net income attributable to the Company’s common stockholders	$81,620	$165,254
Revenues. Our total revenues decreased $224.3 million, or 15%, to $1,273.8 million for the year ended December 31, 2014, from $1,498.1 million for the year ended December 31, 2013. This decrease was primarily due to the decreasing biomass-based diesel prices as a result of the drop in crude oil prices in conjunction with reduced demand attributable to regulatory uncertainty as the EPA currently has not finalized the RVO for 2014 or 2015.
Biomass-based diesel revenues including government incentives decreased $224.6 million, or 15%, to $1,273.4 million during the year ended December 31, 2014, from $1,498.0 million for the year ended December 31, 2013. The 2014 revenues reflected a net benefit of $78.8 million government incentive revenue as a result of the December19, 2014 reinstatement application of the federal biodiesel mixture excise tax credit for 2014 and the net effect of an increase in gallons sold, but coupled with a decrease in biomass-based diesel prices. The increase in gallons sold reflects increased throughput across our production facilities due to upgrades to our existing facilities. Due to lower RIN and energy prices in 2014, our average B100 sales price per gallon decreased $0.96, or 21%, to $3.62 during the year ended December 31, 2014, compared to $4.58 during the year ended December 31, 2013. The decrease in average sales price from 2013 to 2014 contributed to a $248.3 million revenue decrease when applied to the number of gallons sold during 2013. Gallons sold increased 28.7 million, or 11%, to 287.3 million during the year ended December 31, 2014, compared to 258.6 million during the year ended December 31, 2013. The increase in gallons for the year ended December 31, 2014 accounted for a revenue increase of $103.9 million using 2014 average sales pricing. The decrease in biomass-based diesel government incentives despite the increase in gallons sold was mainly due to the 2013 biomass-based diesel government incentives including an amount of $57.7 million relating to 2012 activities and that market participants were acting as if the biodiesel tax credit would be reinstated throughout the year and entered into agreements to capture the credit when or if reinstated. Sales of separated RIN inventory were $130.2 million and $143.5 million for the years ending December 31, 2014 and 2013, respectively.
Costs of goods sold. Our costs of goods sold decreased $145.5 million, or 12%, to $1,113.2 million for the year ended December 31, 2014, from $1,258.7 million for the year ended December 31, 2013. Costs of goods sold as a percentage of revenues were 87% and 84% for the years ended December 31, 2014 and 2013, respectively. The increase in costs of goods sold as a percentage of revenues in 2014 was primarily due to the net effect of lower revenues per gallon as a direct impact of the drop in crude oil prices on biomass-based diesel prices and slightly lower feed stock costs in 2014 as compared to 2013.

Average lower cost feedstocks prices for the year ended December 31, 2014 was $0.34 per pound, compared to $0.39 per pound for the year ended December 31, 2013. Soybean oil costs for the year ended December 31, 2014 was $0.38 per pound in comparison to $0.45 per pound for the year ended December 31, 2013. Due to the significant decline in energy market prices such as crude oil and heating oil during the fourth quarter 2014, we had gains of $61.6 million from risk management trading activity for the year ended December 31, 2014, compared to losses of $5.7 million from risk management trading for the year ended December 31, 2013, respectively. Over the last three years prior to 2014, risk management losses have represented an average expense of $0.02 per gallon sold. The current three-year average, which incorporates 2014 risk management gains, represents an average income of $0.07 per gallon sold. In addition, the decrease in the value of RINs during 2014 resulted in a $4.3 million write-down to lower of cost or market on RIN inventory held throughout the year compared to a write-down of $2.9 million during 2013. Costs of goods sold for separated RIN inventory sales were $119.8 million and $144.0 million for the years ending December 31, 2014 and 2013, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $62.7 million for the year ended December 31, 2014, compared to $45.9 million for the year ended December 31, 2013. SG&A expenses increased $16.8 million, or 37%, for the year ended December 31, 2014 as compared to 2013. This increase was driven mainly by a $7.9 million increase in employee related expenses as we increased headcount to support our growth, a $1.7 million increase in legal and professional fees, a $0.6 million increase in depreciation expense, $1.1 million increase in bad debt expense and a $5.5 million increase in meeting and travel expenses, IT, insurance and other expenses, the majority of which was attributable to contracted services and amortization expenses related to acquired intangible assets.
Research and development expense. Our research and development expenses were $12.4 million for the year ended December 31, 2014, compared to $0.3 million for the year ended December 31, 2013. The increase in research and development expenses was primarily due to our acquisition of LS9, which was a research and development stage company primarily focused on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
Other income (expense), net. Other income was $0.6 million for the year ended December 31, 2014 compared to other expense of $2.0 million for the year ended December 31, 2013. Other income is primarily comprised of change in fair value of contingent consideration, interest expense, interest income and other non-operating items. The increase in the overall other income of $2.6 million was mainly due to the change in the fair value of contingent consideration of $6.6 million, which was offset by an increase in interest expense of $4.3 million, which in turn was driven by higher debt balance in 2014 as compared to 2013.
Income tax expense. There was income tax expense recorded during the year ended December 31, 2014 of $3.6 million, compared to an income tax expense of $4.9 million for the year ended December 31, 2013. At December 31, 2014 and 2013, we had net deferred income tax assets of approximately $114.7 million and $70.5 million, respectively, with a valuation allowance of $136.5 million and $76.9 million, respectively. As a result, our effective tax rate was 4.1% and 2.7% for the years ended December 31, 2014 and 2013, respectively. We have an income tax receivable of $2.8 million and $2.2 million as of December 31, 2014 and 2013, respectively.
Gain on redemption of preferred stock. We recognized a gain of $0.4 million which represents the difference between the carrying amount and the amount we paid to redeem all of the then outstanding Series B Preferred Stock shares in March 2014. There was no redemption gain (loss) on preferred stock in 2013.
Distributed and changes in undistributed dividends. Distributed and undistributed preferred stock dividends were $0.0 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.
Effects of participating preferred stock. Effects of participating preferred stock was $0.1 million mainly as a result of the redemption of all outstanding Series B Preferred Stock shares in March 2014. The effect was $16.3 million for the year ended December 31, 2013.
Effects of participating share-based awards. Effects of participating restricted stock units was $1.2 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.
Fiscal years ended December 31, 2013 and December 31, 2012
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2013	2012
Gallons sold	258.6 million	188.4 million
Average B100 price per gallon	$4.58	$4.60

Revenues
Biomass-based diesel	$1,498,011	$1,014,797
Services	127	237
Total	1,498,138	1,015,034
Costs of goods sold
Biomass-based diesel	1,258,549	956,448
Services	156	263
Total	1,258,705	956,711
Gross profit	239,433	58,323
Selling, general and administrative expenses	45,865	42,408
Research and development expense	258	14
Income from operations	193,310	15,901
Other income (expense), net	(2,009)	7,812
Income tax expense	(4,935)	(1,454)
Net income attributable to REG	186,366	22,259
Effects of recapitalization	—	39,107
Accretion of preferred stock to redemption value	—	(1,808)
Change in undistributed dividends allocated to preferred stockholders	—	(823)
Distributed dividends to preferred stockholders	(2,055)	(3,156)
Effects of participating preferred stock	(16,272)	(8,952)
Effects of participating share-based awards	(2,785)	(3,145)
Net income attributable to the Company’s common stockholders	$165,254	$43,482
Revenues. Our total revenues increased $483.1 million, or 48%, to $1,498.1 million for the year ended December 31, 2013, from $1,015.0 million for the year ended December 31, 2012. This increase was primarily due to an increase in gallons sold and the reinstatement of the biodiesel tax credit that was signed into law on January 2, 2013:
Biomass-based diesel. Biomass-based diesel revenues including government incentives increased $483.2 million, or 48%, to $1,498.0 million during the year ended December 31, 2013, from $1,014.8 million for the year ended December 31, 2012. This increase in biomass-based diesel revenues was due to an increase in gallons sold and $282.1 million increase in biodiesel government incentives from 2012 to 2013. Of these increases, $57.7 million was a net benefit reflecting the retroactive application of the biodiesel tax credit for 2012. The increase in gallons sold reflects increased throughput across our production facilities due to upgrades to our existing facilities and the addition of REG New Boston and REG Mason City. Due to lower RIN and energy prices in 2013, our average B100 sales price per gallon decreased $0.02, or 1%, to $4.58 during the year ended December 31, 2013, compared to $4.60 during the year ended December 31, 2012. The decrease in average sales price from 2012 to 2013 contributed to a $3.8 million revenue decrease when applied to the number of gallons sold during 2012. Gallons sold increased 70.2 million, or 37%, to 258.6 million during the year ended December 31, 2013, compared to 188.4 million during the year ended December 31, 2012. The increase in gallons for the year ended December 31, 2013 accounted for a revenue increase of $322.9 million using 2013 average sales pricing. Sales of separated RIN inventory were $143.5 million and $61.6 million for the years ending December 31, 2013 and 2012, respectively.
Services. Services revenues decreased from the prior year. Service revenues were $0.1 million and $0.2 million for the year ended December 31, 2013 and 2012.
Costs of goods sold. Our costs of goods sold increased $302.0 million, or 32%, to $1,258.7 million for the year ended December 31, 2013, from $956.7 million for the year ended December 31, 2012. Costs of goods sold as a percentage of revenues were 84% and 94% for the years ended December 31, 2013 and 2012, respectively. The decrease in costs of goods sold as a percentage of revenues in 2013 was primarily due to higher revenues per gallon from reinstatement of the biodiesel tax credit and lower feed stock costs:
Biodiesel. Biodiesel costs of goods sold increased $302.1 million, or 32%, to $1,258.5 million for the year ended December 31, 2013, compared to $956.4 million for the year ended December 31, 2012. The increase in biodiesel costs of goods sold is primarily the result of the additional gallons sold in the 2013 period partially offset by slightly lower feedstock prices in 2013 as compared to 2012. Average lower cost feedstocks prices for the year ended December 31, 2013 was $0.39 per pound, compared to $0.43 per pound for the year ended December 31, 2012. Soybean oil costs for the year ended December 31, 2013 was $0.45 per pound in comparison to $0.55 per pound for the year ended December 31, 2012. We had losses of $5.7 million from risk management trading activity for the year ended December 31, 2013, compared to losses of $4.6 million from risk management trading for the year ended December 31, 2012, respectively. Biodiesel costs of goods sold as a percentage of revenues were 84% and 94% for the years ended December 31, 2013 and 2012, respectively. The decrease in biodiesel cost of goods sold as a percentage of revenues in 2013 was primarily due to revenues from the reinstated biodiesel tax credit and higher biodiesel prices as well as declining feedstock prices when compared to 2012. In addition, the decrease in the value of RINs during 2013 resulted in a $2.9 million write-down to lower of cost or market on RIN inventory held throughout the year compared to a write-down of $19.6 million during 2012. Costs of goods sold for separated RIN inventory sales were$144.0 million and $83.1 million for the years ending December 31, 2013 and 2012, respectively.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Year ended December 31,					Year ended December 31,
(In thousands)	1Q-2014	2Q-2014	3Q-2014	4Q-2014	2014	1Q-2013	2Q-2013	3Q-2013	4Q-2013	2013
Net income (loss)	$(2,359)	$11,007	$4,572	$69,318	$82,538	$46,403	$23,130	$86,703	$30,130	$186,366
Adjustments:
Income tax (benefit) expense	(107)	(11,919)	(248)	15,846	3,572	30,189	15,314	(42,051)	1,483	4,935
Interest expense	551	1,204	2,867	2,068	6,690	576	604	577	640	2,397
Other income (expense), net	(48)	(384)	(124)	(106)	(662)	(117)	(93)	(66)	(112)	(388)
Change in fair value of contingent consideration	—	(384)	(1,059)	(5,188)	(6,631)	—	—	—	—	—
Straight-line lease expense	(163)	(150)	(142)	(184)	(639)	(159)	(162)	(163)	(162)	(646)
Depreciation	3,004	3,190	3,332	5,729	15,255	2,080	2,296	2,598	2,731	9,705
Amortization	(185)	(184)	303	(150)	(216)	(199)	(191)	(181)	(181)	(752)
Other	—	—	—	73	73	(863)	—	—	—	(863)
Lease cancellation (1)	—	1,904	—	—	1,904	—	—	—	—	—
Biodiesel tax credit (2), (3)	12,778	18,550	23,887	(55,215)	—	(57,372)	(373)	—	—	(57,745)
Non-cash stock compensation	1,235	1,414	1,392	1,842	5,883	1,356	1,029	1,484	1,547	5,416
Adjusted EBITDA	$14,706	$24,248	$34,780	$34,033	$107,767	$21,894	$41,554	$48,901	$36,076	$148,425

(1)
In April 2014, we bought out the remaining life of the land lease at our Danville, Illinois facility and subsequently purchased the land. The amount represents the portion related to canceling the lease.

(2)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reinstated a set of tax extender items including the reinstatement of the federal biodiesel mixture excise tax credit for 2013 and retroactively reinstated the credit for 2012. The retroactive credit for 2012 resulted in a net benefit to us that was recognized in first quarter 2013, but because this credit relates to the operating performance and results of 2012, it is excluded from 2013 adjusted EBITDA and allocated to the 2012 periods based upon gallons sold.

(3)
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which reinstated a set of tax extender items including the retroactive reinstatement of the federal biodiesel mixture excise tax credit for 2014 and expired on December 31, 2014. The retroactive credit for 2014 resulted in a net benefit to us that was recognized in the fourth quarter of 2014, however because this credit relates to the full year operating performance and results, we allocated the first three quarters of 2014, respectively, based upon gallons sold and excluded those amounts from the fourth quarter 2014 adjusted EBITDA.

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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2014 and 2013, the total of our cash and cash equivalents and our marketable securities was $80.3 million and $153.2 million, respectively. At December 31, 2014, we had term debt of $252.9 million, compared to term debt of $34.2 million at December 31, 2013. This term debt is due in various tranches and the maturities are reflected in the contractual obligations table below. We set aside a total of $117.7 million of restricted cash in form of certificates of deposits as collateral for certain term debt and letters of credit. The debt is subject to various financial covenants. We were in compliance with all restrictive financial covenants associated with the borrowings as of December 31, 2014.
Our term debt (in millions) is as follows:

	December 31,
	2014	2013
Convertible debt	$121.4	$—
REG Geismar GOZone bonds	100.0	—
REG Danville term loan	1.5	5.6
REG Newton term loan	19.9	18.1
REG Mason City term loan	4.6	5.1
REG Ames term loans	4.2	—
Other	1.3	1.4
Total term debt	$252.9	$30.2
Bell, LLC promissory note	$—	$4.0
In addition, we had revolving debt (in millions) as follows:

	December 31,
	2014	2013
Total revolving loans (current)	$16.7	$11.0
Maximum available to be borrowed under revolving line of credit	20.7	29.0

Wells Fargo Revolving Letter of Credit
We currently have a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $40.0 million, based on eligible inventory, accounts receivable, biodiesel credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2014, our available borrowing capacity under the Wells Fargo Revolver was $37.4 million of which $16.7 million was outstanding, leaving $20.7 million in availability. The Wells Fargo Revolver has a stated maturity date of December 23, 2016.
Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined). The LIBOR Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.
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
Convertible debt
In June 2014, the Company issued $143.8 million in convertible senior notes (Convertible Notes) with a maturity date of June 15, 2019, unless earlier converted or repurchased. The Convertible Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014.
The initial conversion rate is 75.3963 shares of Common Stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $13.26 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.
Prior to December 15, 2018, holders may convert all or any portion of their Convertible Notes only under certain limited circumstances where the sale price of Common Stock for a period of time is (i) greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day; (ii) less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Convertible Notes on each applicable trading day; or (iii) upon the occurrence of specified corporate events. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Senior Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).
The Convertible Notes are not redeemable at the Company’s option prior to maturity.
In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions (Capped Call) in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $16.02 per share. The capped calls were purchased for $11.9 million and recorded as a reduction to common stock-additional paid-in-capital.
The purchased Capped Call allows the Company to receive shares of its Common Stock and/or cash from counterparties equal to the amounts of Common Stock and/or cash related to the excess of the market price per share of the Common Stock, as measured under the terms of the Capped Call over the strike price of the Capped Call during the relevant valuation period. The purchased Capped Call is intended to reduce the potential dilution to Common Stock upon future conversion of the Convertible Notes by effectively increasing the initial conversion price to $16.02 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in applicable events.

GOZone bonds
In June 2014, we acquired Dynamic Fuels, subsequently renamed REG Geismar, LLC. REG Geismar is obligated with respect to $100.0 million aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, due in October 2033, through a loan agreement with the Louisiana Public Facilities Authority.
At the time that the GOZone Bonds were originally issued, Tyson Foods, one of the former equityholders of Dynamic Fuels, obtained an irrevocable direct-pay letter of credit, or the Old Letter of Credit, from a financial institution which was provided to the trustee for the GOZone Bonds and drawn upon to pay the principal of and interest on the GOZone Bonds and the portion of the purchase price attributable to principal of and interest on the GOZone Bonds in connection with any GOZone Bond repurchase obligations. At the closing of the acquisition of Dynamic Fuels in June 2014, we entered into a reimbursement agreement with Tyson Foods whereby we agreed to reimburse Tyson Foods for any amounts payable by Tyson Foods in the event of a draw on the Old Letter of Credit. We deposited $101.3 million into an escrow account for the benefit of Tyson Foods in connection with this reimbursement agreement, which represented the full amount of Tyson Foods’ obligation under the Old Letter of Credit and is held as non-current restricted cash on the Consolidated Balance Sheets.
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
To fund the $101.3 million security deposit related to the GOZone Bonds, in June 2014, we issued $143.8 million aggregate principal amount of 2.75% convertible senior notes as discussed above. The estimated net proceeds to us from the issuance of the Convertible Notes, after deductible underwriting fees and related expenses, were approximately $138.6 million.
REG Danville, LLC
On November 3, 2011, REG Danville, LLC entered into an Amended and Restated Loan Agreement with Fifth Third Bank, or the Fifth Third Loan. The renewed Fifth Third Loan had a three year term with an automatic one year extension upon certain cumulative principal payment thresholds being met. The maturity of the loan was extended to November 2015 based on REG Danville meeting certain principal payment requirements. The loan requires monthly principal payments of $150,000 and interest to be charged using LIBOR plus 5% per annum. The Fifth Third Loan is secured by our Danville facility. The loan agreement contains various loan covenants that restrict REG Danville’s ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. The covenants were subsequently amended to include changes upon us executing a tax sharing agreement with REG Danville. Beginning on December 31, 2011, we are required to make semi-annual principal payments in an amount equal to 50% of REG Danville's Excess Cash Flow. The Fifth Third Loan agreement defines Excess Cash Flow as REG Danville’s EBITDA plus certain affiliate payments less principal payments, interest expense, taxes and unfunded maintenance capital expenditures. The Excess Cash Flow payment for December 31, 2014 and 2013 was $2.3 million and $1.4 million, respectively. As of December 31, 2014, there was $1.5 million outstanding under the Fifth Third Loan.
REG Newton, LLC
On March 8, 2010, in connection with the CIE Asset Acquisition, one of our subsidiaries, REG Newton, refinanced a $23.6 million term loan, or the AgStar Loan, and obtained a $2.4 million line of credit, or the AgStar Line, with AgStar Financial Service, PCA, or AgStar. This amount is secured by our Newton facility. The AgStar Loan bears interest at 3% plus the greater of (i) LIBOR or (ii) 2%. Beginning on October 1, 2011, monthly principal payments of approximately $0.12 million and accrued interest was due based on a 12-year amortization period.
On December 4, 2013, REG Newton, LLC entered into an Amended and Restated Master Loan Agreement, effective December 1, 2013, with AgStar Financial Services, PCA (AgStar) which replaced the existing Master Loan Agreement, dated March 8, 2010. The Amended and Restated Agreement extends the maturity of the existing term loan by five years until December 1, 2018 and increases the term loan by $5.0 million. The REG Newton term debt is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR plus 400 basis points. REG Newton is required to make principal and interest payments of approximately $0.3 million. The loan agreement requires REG Newton to make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, up to $0.5 million in maintenance capital expenditure and allowed distributions. The required excess cash flow payments for 2014 and 2013 were $0.5 million and $0, respectively. As of December 31, 2014, there was $19.9 million of principal outstanding under the term loan.
REG Mason City, LLC
On July 30, 2013, REG Mason City entered into an agreement with Soy Energy, or Soy Energy Loan. The Soy Energy Loan has a six-year term and is secured by our Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $0.1 million starting in April 2014. Interest is based on a fixed rate of 5%. The loan agreement contains a covenant that restricts REG Mason City's ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. The Soy Energy Loan requires annual excess cash flow payments beginning on December 31, 2013. REG Mason City must pay Soy Energy a principal payment in the amount equal to 50% of its excess cash flow. There was no required excess cash flow payments for 2014. As of December 31, 2014, the balance on the loan was $4.6 million.
Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Net cash flows provided from operating activities	$32,528	$139,645	$44,619
Net cash flows used in investing activities	(217,033)	(54,389)	(14,546)
Net cash flows provided from financing activities	94,794	1,186	3,137
Net change in cash and cash equivalents	(89,711)	86,442	33,210
Cash and cash equivalents, end of period	$63,516	$153,227	$66,785
The historical cash flows shown above highlight that we have been able to consistently generate positive cash flows from operations. The large operating cash inflow for 2013 was primarily attributable to the refresh of the biodiesel tax credit that not only touched on 2013 operations but also allowed us to recoup certain amounts from 2012. The absence of the credit until late 2014 has led to the decrease in operating cash flows. Our investing activity has been focused in two different directions in the previous years; first, expenditures were made to purchase new businesses and capacity; second, expenditures were made to further develop existing plant assets. Financing activities have moved hand in hand with our investing activities as it is our general intention to use separate debt and equity raise transactions to finance the purchase of assets and businesses. 2013 financing activities also included our initial public offering whose proceeds were used for working capital, capital expenditures related to improvements of production processes and logistics, and acquisitions of the Seneca facility.
Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $165 to $180 million in the aggregate, excluding working capital requirements, would be required before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities.
During 2014, we completed a $20 million upgrade at our Mason City facility and a $13 million upgrade to our Newton facility. In 2013, we completed upgrades to our Albert Lea facility, our New Boston facility, our Mason City facility and our Seneca facility. Capital expenditures related to these facility upgrades were approximately $22 million, $4 million and $1 million and $5 million, respectively, in 2013. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$252,929	$5,746	$8,947	$138,236	$100,000
Contingent Considerations (2)	39,319	9,228	24,914	5,177	—
Operating Lease Obligations (3)	120,239	16,845	37,437	19,624	46,333
Purchase Obligations (4)	34,947	3,857	7,714	7,532	15,844
Other Obligations (5)	11,781	—	—	—	—
	$459,215	$35,676	$79,012	$170,569	$162,177

(1)	See Note 12 of Item 8 for additional detail. Includes fixed interest associated with these obligations.

(2)	Represents contingent considerations relating to our acquisitions of LS9 and Syntroleum/Dynamic Fuels. See Note 5 of Item 8 for additional detail.

(3)	Operating lease obligations consist of terminals, rail cars, vehicles and ground leases.

(4)	Purchase obligations for our production facilities and partially completed facilities.

(5)
Includes commitments, incentive compliance and other facility obligations. Represents $1.9 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain (the amounts have not been classified by period) and a maximum $9.9 million open commitments for the tender offer to acquire the remaining interest at Petrotec.

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
Commodity Price Risk
Over the period from January 2010 through December 2014, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $5.40 per gallon reported in June 2011 to a low of approximately $2.82 per gallon in December 2014, with prices averaging $4.21 per gallon during this period. Over the period January 2010 to December 2014, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.60 per gallon of biodiesel in April 2011 to a low of $0.3117 per pound, or $2.40 per gallon in December 2014 assuming 7.7 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4644 per pound or $3.58 per gallon. Over the period from January 2010 through December 2014, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.2250 per pound in January 2014, with sales prices averaging $0.3730 per pound during this period. Over the period from July 2010 through December 2014, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.88 during this period.
Lower biomass-based diesel prices and lower feedstock prices but at a disproportionate decreasing rate as compared to biomass-based diesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2014. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2014 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biomass-based diesel	287.3	gallons	10%	$98.3	(60.8)%
Lower Cost Feedstocks	1,679.7	pounds	10%	$56.1	(34.7)%
Soybean Oil	303.0	pounds	10%	$11.6	(7.2)%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of heating oil would have a negative effect on the fair value of these instruments of $6.7 million. A 10% adverse change in the price of soybean oil would have a negative effect on the fair value of these instruments of $0.5 million.
Interest Rate Risk
We are subject to interest rate risk in connection with our $0.7 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.08% for the last week of December 2014.
REG Newton is subject to interest rate risk relating to its $19.9 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at December 31, 2014 of 4.16%).

We are subject to interest risk relating to the $100.0 million GOZone bonds, which bears interest at variable rates. The interest rate on the bonds was 0.02% for the last week of December 2014.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $16.7 million borrowed and outstanding at December 31, 2014. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of December 31, 2014 (effective rate at December 31, 2014 of 4.00%).
Our weighted average interest rate on variable rate debt balances during 2014 was 1.15% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Petrotec, which was acquired on December 24, 2014, and whose financial statements constitute 4% of total assets and less than 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Petrotec. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 6, 2015

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,516	$153,227
Marketable securities	16,770	—
Accounts receivable, net (includes amounts owed by related parties of $36 and $426, respectively)	294,669	82,911
Inventories	97,508	85,814
Prepaid expenses and other assets	43,135	25,568
Restricted cash	12,845	—
Total current assets	528,443	347,520
Property, plant and equipment, net	493,196	286,044
Property, plant and equipment, net—variable interest entity	—	5,180
Goodwill	188,275	84,864
Intangible assets, net	28,837	4,867
Investments	9,736	7,351
Other assets (includes amounts owed by related party of $0 and $35, respectively)	19,586	5,029
Restricted cash	104,815	—
TOTAL ASSETS	$1,372,888	$740,855
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$16,679	$10,986
Current maturities of long-term debt	5,746	6,729
Current maturities of long-term debt—variable interest entity	—	300
Accounts payable (includes amounts owed to related parties of $1,101 and $552, respectively)	202,821	48,727
Accrued expenses and other liabilities	28,486	12,305
Deferred income taxes	14,899	3,687
Deferred revenue	16,680	15,503
Total current liabilities	285,311	98,237
Unfavorable lease obligation	19,170	7,905
Deferred income taxes	6,905	2,691
Contingent consideration for acquisitions	30,091	—
Long-term debt	247,183	23,422
Long-term debt—variable interest entity	—	3,729
Other liabilities	5,566	6,838
Total liabilities	594,226	142,822
COMMITMENTS AND CONTINGENCIES (NOTE 21)
Series B Preferred Stock ($.0001 par value; 3,000,000 shares authorized; 0 and 143,313 shares outstanding, redemption amount $0 and $3,583, respectively)	—	3,963
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 44,422,881 and 36,506,221 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	453,109	359,818
Retained earnings	321,083	238,134
Accumulated other comprehensive loss	(11)	—
Treasury stock (585,150 and 530,898 shares, respectively)	(4,412)	(3,886)
Total equity attributable to the Company's shareholders	769,773	594,070
Noncontrolling interest	8,889	—
Total equity	778,662	594,070
TOTAL LIABILITIES AND EQUITY	$1,372,888	$740,855
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2014	2013	2012
REVENUES:
Biomass-based diesel sales	$1,052,772	$1,207,618	$1,006,465
Biomass-based diesel sales—related parties	—	—	6
Biomass-based diesel government incentives	220,634	290,393	8,326
	1,273,406	1,498,011	1,014,797
Services	425	127	237
	1,273,831	1,498,138	1,015,034
COSTS OF GOODS SOLD:
Biomass-based diesel	1,070,430	1,209,191	902,084
Biomass-based diesel—related parties	42,622	49,358	54,364
Services	167	156	263
	1,113,219	1,258,705	956,711
GROSS PROFIT	160,612	239,433	58,323
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $45, $37, and $158, respectively)	62,681	45,865	42,408
RESEARCH AND DEVELOPMENT EXPENSE	12,424	258	14
INCOME FROM OPERATIONS	85,507	193,310	15,901
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	6,631	—	—
Change in fair value of preferred stock conversion feature embedded derivatives	—	—	11,975
Other income	662	388	516
Interest expense (includes related party amounts of $7, $30, and $32, respectively)	(6,690)	(2,397)	(4,679)
	603	(2,009)	7,812
INCOME BEFORE INCOME TAXES	86,110	191,301	23,713
INCOME TAX EXPENSE	(3,572)	(4,935)	(1,454)
NET INCOME	82,538	186,366	22,259
LESS—NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(73)	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	82,611	186,366	22,259
EFFECTS OF RECAPITALIZATION	—	—	39,107
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	378	—	—
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	(40)	(2,055)	(5,787)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	(91)	(16,272)	(8,952)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(1,238)	(2,785)	(3,145)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$81,620	$165,254	$43,482
Net income per share attributable to common stockholders:
Basic	$2.00	$5.00	$1.53
Diluted	$1.99	$5.00	$0.27
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	40,740,411	33,045,164	28,381,676
Diluted	40,749,913	33,052,879	34,340,466

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(IN THOUSANDS)

	2014	2013	2012
Net income	$82,538	$186,366	$22,259
Unrealized gains (losses) on marketable securities, net of taxes of $0, $0 and $0, respectively	(11)	—	—
Other comprehensive income (loss)	(11)	—	—
Comprehensive income	$82,527	$186,366	$22,259
Less—Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to the Company	$82,527	$186,366	$22,259
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity
			Common Stock Shares	Common Stock	Class A Common Stock Shares	Class A Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2012	13,455,522	$147,779	—	$—	13,962,155	$1	$84,445	$36,528	$—	$(398)	—	$120,576
Derecognition of Series A Preferred Stock	(13,455,522)	(149,587)	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and common stock	2,999,493	83,165	—	—	7,660,612	1	108,244	—	—	—	—	108,245
Issuance of common stock in initial public offering, net of issuance cost of $8,892	—	—	7,200,000	1	(342,860)	—	59,918	—	—	—	—	59,919
Issuance of common stock	—	—	—	—	318,501	—	3,958	—	—	—	—	3,958
Issuance of common stock in acquisition	—	—	900,000	—	—	—	4,329	—	—	—	—	4,329
Conversion of Class A common stock to common stock	—	—	21,598,408	2	(21,598,408)	(2)	—	—	—	—	—	—
Conversion of Series B preferred stock to common stock	(4,387)	(122)	8,957	—	—	—	123	(1)	—	—	—	122
Conversion of restricted stock units to common stock (net of 441,949 shares of treasury stock purchased)	—	—	852,570	—	—	—	—	—	—	(2,800)	—	(2,800)
Stock compensation expense	—	—	—	—	—	—	13,119	—	—	—	—	13,119
Accretion of Series A Preferred Stock to redemption value	—	1,808	—	—	—	—	—	(1,808)	—	—	—	(1,808)
Series B preferred stock dividends paid	—	—	—	—	—	—	—	(3,155)	—	—	—	(3,155)
Net income	—	—	—	—	—	—	—	22,259	—	—	—	22,259
BALANCE, December 31, 2012	2,995,106	83,043	30,559,935	3	—	—	274,136	53,823	—	(3,198)	—	324,764
Issuance of common stock	—	—	58,501	—	—	—	423	—	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(2,851,793)	(79,080)	5,763,508	1	—	—	79,843	—	—	—	—	79,844
Conversion of restricted stock units to common stock (net of 67,913 shares of treasury stock purchased)	—	—	124,277	—	—	—	—	—	—	(688)	—	(688)
Stock compensation expense	—	—	—	—	—	—	5,416	—	—	—	—	5,416
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	(2,055)	—	—	—	(2,055)
Net income	—	—	—	—	—	—	—	186,366	—	—	—	186,366
BALANCE, December 31, 2013	143,313	3,963	36,506,221	4	—	—	359,818	238,134	—	(3,886)	—	594,070
Issuance of common stock	—	—	49,662	—	—	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	—	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	—	—	378	—	—	—	378
Issuance of common stock in acquisitions (net of issuance costs of $942)	—	—	7,794,710	—	—	—	80,163	—	—	—	—	80,163
Conversion of restricted stock units to common stock (net of 54,252 shares of treasury stock purchased)	—	—	70,654	—	—	—	—	—	—	(526)	—	(526)
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $886)	—	—	—	—	—	—	19,068	—	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	—	—	(11,904)	—	—	—	—	(11,904)
Purchase of remaining interest in VIE (net of taxes of $300)	—	—	—	—	—	—	(524)	—	—	—	—	(524)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	8,962	8,962
Stock compensation expense	—	—	—	—	—	—	5,883	—	—	—	—	5,883
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	—	—	(11)	—	—	(11)
Series B Preferred Stock dividends paid	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Net income (loss)	—	—	—	—	—	—	—	82,611	—	—	(73)	82,538
BALANCE, December 31, 2014	—	$—	44,422,881	$4	—	$—	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(IN THOUSANDS)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,538	$186,366	$22,259
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	15,255	9,705	8,024
Amortization expense of assets and liabilities, net	541	(463)	(103)
Accretion of asset retirement obligations	67	—	—
Accretion of convertible note discount	2,635	—	—
Accretion of marketable securities	553	—	—
Loss on disposal of property, plant and equipment, net	291	815	—
Provision for doubtful accounts	1,453	309	563
Stock compensation expense	5,883	5,416	13,119
Deferred tax expense	3,641	9,859	2,986
Change in fair value of contingent consideration	(6,631)	—	—
Change in fair value of preferred stock conversion feature embedded derivatives	—	—	(11,975)
Change in fair value of Seneca Holdco liability	—	—	(249)
Premium paid for Seneca Landlord investment	—	—	(7,063)
Expense settled with stock issuance	—	—	1,898
Other	(42)	—	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(207,877)	(64,460)	32,014
Inventories	(277)	(40,608)	(3,096)
Prepaid expenses and other assets	(12,146)	(9,984)	(394)
Accounts payable	143,131	22,386	(4,002)
Accrued expenses and other liabilities	2,336	4,801	(2,614)
Deferred revenue	1,177	15,503	(6,748)
Net cash flows provided from operating activities	32,528	139,645	44,619
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(80,974)	—	—
Cash receipts from marketable securities	63,840	—	—
Cash paid for purchase of property, plant and equipment	(60,163)	(39,053)	(12,654)
Cash receipts from disposal of fixed assets	45	330	—
Change in restricted cash	(117,660)	—	(64)
Cash paid for investments	(2,779)	(4,733)	(37)
Cash paid for acquisitions, net of cash acquired	(19,369)	(10,933)	(1,791)
Other investing activities	27	—	—
Net cash flows used in investing activities	(217,033)	(54,389)	(14,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	5,693	10,986	(4,035)
Cash received for issuance of debt	5,490	3,000	—
Cash paid for capped call transactions	(11,904)	—	—
Cash received on convertible debt	143,750	—	—
Cash paid on debt	(37,798)	(10,999)	(44,509)
Cash paid for debt issuance costs	(4,719)	(203)	(138)
Repayment of investment in Seneca Landlord	—	—	(4,000)
Cash received from initial public offering	—	—	63,747
Cash paid for issuance of common stock and preferred stock	(1,587)	(25)	(1,699)
Cash paid for redemption of preferred stock	(3,562)	—	—
Cash paid for treasury stock	(529)	(282)	(3,074)
Cash paid for preferred stock dividends	(40)	(1,291)	(3,155)
Net cash flows provided from financing activities	94,794	1,186	3,137
NET CHANGE IN CASH AND CASH EQUIVALENTS	(89,711)	86,442	33,210
CASH AND CASH EQUIVALENTS, Beginning of period	153,227	66,785	33,575
CASH AND CASH EQUIVALENTS, End of period	$63,516	$153,227	$66,785

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(IN THOUSANDS)

	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$(1,847)	$(7,475)	$3,537
Cash paid for interest	$4,065	$2,336	$3,984
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effects of recapitalization			$39,107
Accretion of preferred stock to redemption value			$1,808
Common stock repurchased included in accrued expenses and other liabilities	$526	$529	$124
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,220	$2,037	$3,884
Issuance costs	$311	$105	$48
Incentive common stock liability for supply agreement	$412	$583	$423
Issuance of common stock for acquisitions	$80,163
Contingent consideration for acquisitions	$45,950
Debt assumed in acquisition	$129,745
Gain on redemption of preferred stock	$378
Issuance of common stock per exercise of Seneca Landlord put/call option			$591
Issuance of common stock for dividends		$764	$1
In-kind contribution through acquisition			$1,336
Issuance of note payable for acquisition		$5,135

See "Note 5 - Acquisitions and Equity Transactions" for noncash items related to the acquisition transactions.

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company") is a leading North American biomass-based diesel producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products.
The Company operates a network of nine operating biomass-based diesel production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company also has three partially constructed production facilities and one non-operational production facility. The Company will need to raise additional capital to complete construction of these plants and fund working capital requirements. It is uncertain when or if financing will be available.
We expanded our business to Europe by acquiring a majority interest in Petrotec AG (or Petrotec) in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel tax credit expired on December 31, 2014 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which it controls. All intercompany balances and transactions have been eliminated for consolidated reporting purposes.
Cash and Cash Equivalents
Cash and cash equivalents consists of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
The Company segregates certain cash balances in accordance with lending arrangements and classified restricted cash between current and non-current assets based on the length of time of the restricted use.
As of December 31, 2014, current restricted cash amounts to $12,845, which is held in certificates of deposit as pledges for letters of credit issued to support a subsidiary's trade activities and the Company's outstanding tender offer to acquire the remaining interest at Petrotec, see "Note 5 - Acquisitions and Equity Transactions". Non-current restricted cash consists of a $101,315 certificate of deposit, which was pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, non-current restricted cash consists of a $3,500 certificate of deposit, which was pledged to Bank of America, who issued a letter of credit to support a subsidiary's trade activities. There was no restricted cash balance at December 31, 2013. For additional information, see "Note 12 - Debt".
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The

Company evaluates the investments periodically for possible other-than-temporary impairment, specifically contemplating whether a sale of the securities is likely to occur before recovery of the entire amortized cost basis. The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings. The Company considers marketable securities maturing in less than one year as short-term. The Company has no current requirement or intent to sell its marketable securities as of December 31, 2014. Gross realized gains and losses on available-for-sale securities were minimal for the years ended December 31, 2014 and 2013.
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

Balance, January 1, 2012	$1,435
Amount charged to selling, general and administrative expenses	563
Charge-offs, net of recoveries	(26)
Balance, December 31, 2012	1,972
Amount charged to selling, general and administrative expenses	309
Charge-offs, net of recoveries	(157)
Balance, December 31, 2013	2,124
Amount charged to selling, general and administrative expenses	1,453
Charge-offs, net of recoveries	(1,304)
Balance, December 31, 2014	$2,273
Inventories
Inventories are valued at the lower of cost or market. Cost is determined based on the first-in, first-out method. Lower of cost or market adjustments amounting to $0 were made to the inventory values reported as of December 31, 2014 and 2013.
Renewable Identification Numbers (RINs)
When the Company produces and sells a gallon of biomass-based diesel, 1.5 to1.7 RINs per gallon are generated. RINs are used to track compliance with Renewable Fuel Standards (RFS2). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biomass-based diesel. As a result, a portion of the selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel production sales.
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
Derivative Instruments
Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Company did not elect to use hedge accounting for all periods presented.

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
As of December 31, 2014, 2013 and 2012, the Company capitalized interest incurred on debt during the construction of assets of $1,345, $335 and $33, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of the biomass-based diesel reporting unit exceeded its carrying value by approximately 7% and the services reporting unit exceeded its carrying value by approximately 66%. The Company also reviewed goodwill recorded from the acquisitions of LS9, Inc, Syntroleum Corporation and Dynamic Fuels, LLC during the annual impairment testing. There have been no impairment indicators subsequent to the July 31, 2014 measurement date that would indicate that an additional assessment needs be taken.
The following table summarizes goodwill for the Company’s reportable segments:

	Biomass-based Diesel	Services	Total
Beginning balance - January 1, 2013	$68,784	$16,080	$84,864
Acquisitions	—	—	—
Ending balance - December 31, 2013	68,784	16,080	84,864
Acquisitions	103,411	—	103,411
Ending balance - December 31, 2014	$172,195	$16,080	$188,275
Contingent Consideration for Acquisitions
Contingent considerations in a purchase business combination are established at the time of the acquisition (See "Note 5 - Acquisitions and Equity Transactions"). The contingent consideration is adjusted to fair value at each reporting period. The change in fair value is included in change in fair value of contingent consideration on the Consolidated Statements of Operations.
Impairment of Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards (RFS2), the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant and the projected costs of financing. There were no asset impairment charges for the years ended December 31, 2014, 2013 and 2012.

Investments
The Company has made investments in several biofuels businesses. These investments are recorded at cost and assessed for impairment at each reporting period. There were no impairment charges for the years ended December 31, 2014, 2013 and 2012.
Unfavorable Lease Obligation
The Company assumed ground and fixture leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. The unfavorable lease obligation is amortized over the contractual periods the Company is required to make rental payments under the leases. The amount expected to be amortized each year for the remainder of the contracts is $1,828.
Convertible Debt
In June 2014, the Company issued $143,750 in convertible senior notes. Applicable authoritative accounting guidance requires that the conversion feature be assigned a fair value and that that feature reduce the initial recorded value of the liability component of the convertible senior notes. This conversion feature is recorded in equity on a net of tax basis. The discount on the liability component is being amortized through interest expense until the maturity date of June 15, 2019. See "Note 12 - Debt" for further descriptions of the transaction.
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
Revenue Recognition
The Company recognizes revenues from the following sources:

•
the sale of biomass-based diesel and its co-products, as well as Renewable Identification Numbers (RINs) and raw material feedstocks, purchased or produced by the Company at owned manufacturing facilities and manufacturing facilities with which the Company has tolling arrangements;

•	the resale of biomass-based diesel, RINs and raw material feedstocks acquired from third parties;

•	the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities;

•	incentives received from federal and state programs for renewable fuels; and

•	fees received for the marketing and sales of biomass-based diesel produced by third parties and from managing operations of third party facilities.
Biomass-based diesel, including RINs, and raw material feedstock revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biomass-based diesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. The Company received funds from the United States Department of Agriculture (USDA) in the amount of $600, $2,813 and $1,161 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company records amounts when it has received notification of a payment from the USDA or is in receipt of the funds and records the awards under the Program in "Biodiesel government incentives" as they are closely associated with the Company's biomass-based diesel production activities.
While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements to capture the credit when or if reinstated. The federal biodiesel tax credit was reinstated on December 19, 2014 and the Company recognized a net benefit of $78,781 for 2014.
Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $755, $648 and $485 for the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Development
Research and development (R&D) costs are charged to expense as incurred. In process research and development (IPR&D) assets acquired in connection with acquisitions are recorded on the Consolidated Balance Sheets as intangible assets. Acquired IPR&D is initially assigned an indefinite life and is subject to impairment testing until the completion or abandonment of the associated R&D efforts. If abandoned, the carrying value of the IPR&D asset is expensed. Once the associated R&D efforts are completed, the carrying value of the IPR&D is reclassified as a finite-lived asset and is amortized over its useful life.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was approximately $855, $533 and $456 for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.
Income Taxes
The Company uses the asset and liability method to account for income taxes. Accordingly, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. Changes in tax rates are recognized directly to the income statement as they arise. Consideration is given to positive and negative evidence related to the realization of the deferred tax assets and valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. Significant judgment is required in making this assessment.
For uncertain tax positions, the Company recognizes tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized.
With regard to non-US subsidiaries, the company does not have any undistributed earnings and the company has not yet decided to indefinitely invest any future earnings outside of the United States.
Concentrations
Certain customers represented greater than 10% of the total consolidated revenues of the Company for the three years ended December 31, 2014, 2013 and 2012. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	2014	2013	2012
Customer A	$231,780	$243,258	$363,372
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
The following table summarizes the number of shares reserved for the exercise of common stock purchase warrants as of December 31:

Issued to	Issuance Date	Expiration Date	Exercise Price Per Share	Warrants Outstanding 2014	Warrants Outstanding 2013
Blackhawk warrant holders	February 26, 2010	February 25, 2015	$11.16	17,916	17,916
No common stock warrants were issued during 2014 or 2013.
Stock Issuance Costs

In addition to the warrants, other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2014, 2013 and 2012 were $1,587, $114 and $700, respectively.
NOTE 4—REDEEMABLE PREFERRED STOCK
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
In March 2014, the Company redeemed all outstanding shares of Series B Preferred Stock. No shares of Series B Preferred Stock remain outstanding at December 31, 2014.
NOTE 5—ACQUISITIONS AND EQUITY TRANSACTIONS
LS9, Inc.
On January 22, 2014, REG Life Sciences, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9. The Company completed its accounting for this business combination in the second quarter of 2014 when the valuation of the contingent consideration, in-process research & development intangible assets and goodwill acquired was finalized. The following table summarizes the consideration paid for LS9 and the amounts of assets acquired and liabilities assumed at the acquisition date:

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
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period after the acquisition. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. As of December 31, 2014, the Company has recorded a contingent liability of $8,624, all of which has been classified as non-current on the Consolidated Balance Sheets.

The goodwill acquired was included in the Biomass-based diesel segment, a portion of which is expected to be deductible for tax purposes.
The acquired business had no revenues during 2014. The net loss it incurred during 2014 included in the Consolidated Statements of Operations was $11,747.
Syntroleum Corporation/Dynamic Fuels, LLC
On June 3, 2014, REG Synthetic Fuels, a wholly-owned subsidiary of the Company included in the Biomass-based diesel segment, acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owns a 75 million gallon per year nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana. The Company has not completed its initial accounting for this business combination as the valuation of the intangible assets and goodwill acquired has not been finalized. The following table summarizes the consideration paid for Syntroleum.

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
On June 6, 2014, REG Synthetic Fuels acquired the remaining 50% ownership interest in Dynamic Fuels, from Tyson Foods. The Company renamed Dynamic Fuels to REG Geismar, LLC, which is included in the Biomass-based diesel segment. The Company has not completed its initial accounting for this business combination as the valuation of the real and personal property, contingent consideration, intangible assets and goodwill acquired has not been finalized.
The following table summarizes the consideration paid to Tyson Foods for Dynamic Fuels:

June 6, 2014
Consideration at fair value for Dynamic Fuels:
Cash	$16,447
Contingent consideration	28,900
Total	$45,347
The following table summarizes the amount of assets acquired and liabilities assumed at the acquisition date for the combined acquisition of Syntroleum and Dynamic Fuels:

June 6, 2014
Assets (liabilities) acquired of Syntroleum and Dynamic Fuels:
Cash	$253
Other current assets	4,666
Property, plant and equipment	121,567
Goodwill	68,196
Intangible assets	8,900
Other noncurrent assets	10,281
Other current liabilities	(1,024)
Deferred tax liabilities	(5,108)
Debt	(113,553)
Other noncurrent liabilities	(14,000)
Total	$80,178
Subsequent to the closing of the Tyson Foods transaction, REG Geismar paid off the debt owed to Tyson Foods in the amount of $13,553.
Subject to achievements related to the sale of renewable hydrocarbon diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain sales volumes. The agreement calls for periodic payments based on pre-determined payments per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The contingent payments will be payable in cash. As of December 31, 2014, the Company has recorded a contingent liability of $30,695, of which $9,228 has been classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.
The goodwill acquired is included in the Biomass-based diesel segment, a portion of which is expected to be deductible for tax purposes.
REG Synthetic Fuels, including its wholly-owned subsidiary REG Geismar, had $38,064 in revenues for the year ended December 31, 2014. The net loss incurred by REG Synthetic Fuels for the year ended December 31, 2014 included in the Consolidated Statement of Operations was $3,609, respectively, which includes $2,851 of income tax expense for the year ended December 31, 2014, resulting from the recording of a valuation allowance offsetting their deferred tax assets.
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
Petrotec AG
On December 24, 2014, the Company acquired 69.08% of the outstanding common shares and voting interest of Petrotec. The results of Petrotec’s operations have been included in the consolidated financial statements since that date. The Company has not completed its initial accounting for this business combination as the valuation of the assets acquired and liabilities assumed has not been finalized.
The following table summarizes the consideration paid for Petrotec:

December 24, 2014
Consideration at fair value for Petrotec:
Common stock	$20,022

The fair value of the 2,070,538 common shares issued to Petrotec was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

December 24, 2014
Assets (liabilities) acquired of Petrotec:
Cash	$13,523
Accounts receivable	4,989
Inventory	9,470
Other current assets	3,583
Property, plant and equipment	25,026
Total identifiable assets acquired	56,591

Accounts payable	(8,171)
Accrued expenses and other liabilities	(2,151)
Debt	(16,192)
Non-current liabilities	(1,462)
Total liabilities assumed	(27,976)
Net identifiable assets acquired	28,615
Goodwill	369
Non-controlling interest	(8,962)
Net assets acquired	$20,022
The $369 of goodwill was assigned to the Biomass-based diesel segment, all of which is expected to be deductible for income tax purposes.
The fair value of the 30.92% noncontrolling interest in Petrotec is estimated to be $8,962. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach.
The Company recognized $1,289 of acquisition related costs that were expensed in the current period.
The following pro forma condensed combined results of operations assume that LS9, Syntroleum and Dynamic Fuels, and Petrotec acquisitions were completed as of January 1, 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Revenues	$1,493,026	$1,783,518	$1,389,942
Net income (loss)	54,158	156,029	1,685
Basic net income (loss) per share	1.33	4.17	0.06
Soy Energy, LLC
On July 30, 2013, the Company and REG Mason City, LLC (REG Mason City), a subsidiary of the Company, completed the acquisition of substantially all the assets of Soy Energy, LLC's (Soy Energy) assets in exchange for $10,933 cash and the issuance of a $5,135 promissory note to Soy Energy. The assets of Soy Energy consisted of a 30 mmgy nameplate capacity biomass-based diesel facility and related assets, located in Mason City, Iowa.

The Company determined that the Soy Energy assets were not a business as defined under ASC Topic 805, on the basis that the assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit to the Company. As a result, the Company accounted for the Soy Energy assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition. The final purchase price allocation resulted in $16,085 of property, plant and equipment and $17 of other current liabilities.
BullDog Biodiesel, LLC
On November 16, 2012, the Company and REG Atlanta, LLC (Atlanta), a subsidiary of the Company, completed its acquisition of BullDog Biodiesel, LLC. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of BullDog in exchange for $1,323 in cash and $1,336 of in-kind contribution. The assets of BullDog consisted of an idled 15 mmgy nameplate capacity biomass-based diesel facility and related assets, located near Atlanta, Georgia. The facility had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made.
The Company determined that the BullDog assets were not a business as defined under ASC Topic 805 on the basis that the BullDog assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the BullDog assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition. The final purchase price allocation resulted in $13 of other current assets and $2,646 of property, plant and equipment.
North Texas Bio Energy, LLC
On October 26, 2012, the Company and REG New Boston, LLC (New Boston), a subsidiary of the Company, completed its acquisition of North Texas Bio Energy, LLC (NTBE). Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of NTBE in exchange for 900,000 shares or $4,329 of the Company’s common stock and $324 in cash. The assets of NTBE consisted of an idled 15 mmgy nameplate capacity biomass-based diesel facility and related assets, located in New Boston, Texas.
The Company determined that the NTBE assets did not constitute a business as defined under ASC Topic 805 on the basis that the NTBE assets were not an integrated set of activities or assets that were capable of being conducted or managed in a manner that would provide any economic benefit or return to the Company. As a result, the Company accounted for the NTBE assets as an asset acquisition. Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition, and no significant contingent assets or liabilities were acquired or assumed in the acquisition. The final purchase price allocation resulted in $17 of other current assets and $4,636 of property, plant and equipment.
Seneca Landlord, LLC
On January 24, 2012, the Company acquired the Seneca Facility pursuant to the exercise of its option under the Funding, Investor Fee and Put/Call Agreement (Put/Call Agreement). Pursuant to the Put/Call Agreement, the Company acquired all of the equity interest of Seneca Landlord, which owned the Seneca Facility, for approximately $11,063 in cash and $591 in the Company’s Class A Common Stock.
Seneca Landlord was determined to be a consolidated variable interest entity (VIE) prior to the exercise of the option available under the Put/Call Agreement, thus the basis of the assets recorded were not impacted by its exercise.
NOTE 6 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of December 31, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Corporate bonds	Within one year	$6,781	$—	$(6)	$6,775
Certificates of deposit	Within one year	10,000	—	(5)	9,995
Total		$16,781	$—	$(11)	$16,770

NOTE 7—INVENTORIES
Inventories consist of the following at December 31:

	2014	2013
Raw materials	$23,117	$13,393
Work in process	2,879	1,456
Finished goods	71,512	70,965
Total	$97,508	$85,814
NOTE 8—PROPERTY, PLANT AND EQUIPMENT
Company owned property, plant and equipment consists of the following at December 31:

	2014	2013
Land	$3,437	$2,442
Building and improvements	96,298	72,453
Leasehold improvements	10,023	6,887
Machinery and equipment	355,332	166,552
	465,090	248,334
Accumulated depreciation	(53,889)	(37,362)
	411,201	210,972
Construction in process	81,995	75,072
Total	$493,196	$286,044
Property, plant and equipment of consolidated VIE consists of the following at December 31:

	2014	2013
Land	$—	$404
Building and improvements	—	6,290
	—	6,694
Accumulated depreciation	—	(1,514)
Total	$—	$5,180
NOTE 9—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,914	$(1,113)	$4,801	11.0 years
Renewable hydrocarbon diesel technology	8,300	(323)	7,977	14.5 years
Trademarks	600	(600)	—	0.0 years
Ground lease	200	(97)	103	6.9 years
Total amortizing intangibles	15,014	(2,133)	12,881
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,970	$(2,133)	$28,837

	December 31, 2013
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,502	$(753)	$4,749	12.0 years
Ground lease	200	(82)	118	7.9 years
Total amortizing intangibles	5,702	(835)	4,867
The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,298, $325 and $252 for intangible assets was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2015	$1,021
2016	1,034
2017	1,048
2018	1,063
2019	1,077
Thereafter	7,638
Total	$12,881
NOTE 10—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2014	2013
Commodity derivatives and related collateral, net	$12,938	$13,675
Prepaid expenses	7,901	2,414
Deposits	4,481	293
RIN inventory	10,795	6,455
Taxes receivable	2,843	2,197
Other	4,177	534
Total	$43,135	$25,568
RIN inventory is valued at the lower of cost or market and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $1,042 and $1,277 at December 31, 2014 and 2013, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2014	2013
Debt issuance costs (net of accumulated amortization of $1,474 and $715, respectively)	$5,152	$832
Spare parts inventory	3,440	3,671
Deposits	4,370	—
Other	6,624	526
Total	$19,586	$5,029

NOTE 11—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2014	2013
Accrued property taxes	$1,412	$1,271
Accrued employee compensation	10,639	8,138
Accrued interest	683	109
Deferred grant revenue	745	—
Contingent consideration, current portion	9,228	—
Unfavorable lease obligation, current portion	1,828	1,129
Other	3,951	1,658
Total	$28,486	$12,305
Other noncurrent liabilities consist of the following at December 31:

	2014	2013
Liability for unrecognized tax benefits	$—	$1,900
Deferred grant revenue	—	745
Straight-line lease liability	3,111	3,581
Asset retirement obligations	990	—
Bell, LLC member investment on consolidation	—	593
Other	1,465	19
Total	$5,566	$6,838
NOTE 12—DEBT
The Company’s term debt at December 31 is as follows:

	2014	2013
2.75% Convertible debt, $143,750 face amount, due in June 2019	$121,354	$—
REG Geismar GOZone bonds, secured, variable interest rate, due in October 2033	100,000	—
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in November 2015	1,513	5,626
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	19,868	18,143
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	4,566	5,135
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	4,226	—
Other	1,402	1,247
Total debt	$252,929	$30,151
Bell, LLC promissory note - variable interest entity	$—	$4,029
Convertible Debt
In June 2014, the Company issued $143,750 in convertible senior notes (Convertible Notes) with a maturity date of June 15, 2019, unless earlier converted or repurchased. The initial conversion rate is 75.3963 shares of Common Stock per $1 principal amount of Convertible Notes, which represents an initial conversion price of approximately $13.26 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.
Prior to December 15, 2018, holders may convert all or any portion of their Convertible Notes only under certain limited circumstances where the sale price of Common Stock for a period of time is (i) greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day; (ii) less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the Convertible Notes on each applicable trading day; or (iii) upon the occurrence of specified corporate events. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The Company's current intent is to settle the principal amount of the Senior Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).
The Convertible Notes are not redeemable at the Company’s option prior to maturity.
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the face amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 3.80% per annum. The gross proceeds of $143,750 were accordingly allocated between long-term debt for $118,719 and stockholders' equity $25,031. Issuance costs of $4,563 were paid, which were allocated between deferred financing costs and equity.
In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions (Capped Call) in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $16.02 per share. The capped calls were purchased for $11,904 and recorded as a reduction to common stock-additional paid-in-capital.
The purchased Capped Call allows the Company to receive shares of its Common Stock and/or cash from counterparties equal to the amounts of Common Stock and/or cash related to the excess of the market price per share of the Common Stock, as measured under the terms of the Capped Call over the strike price of the Capped Call during the relevant valuation period. The purchased Capped Call is intended to reduce the potential dilution to Common Stock upon future conversion of the Convertible Notes by effectively increasing the initial conversion price to $16.02 as well as to offset potential cash payments the Company is required to make in excess of the principal amount of the Convertible Notes in applicable events.
The Capped Call is a separate transaction entered into by the Company with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders' rights under the Convertible Notes.
REG Geismar, LLC's GOZone Bonds
The Company assumed Dynamic Fuels’ GOZone bond obligation at the time of the purchase of Dynamic Fuels (see "Note 5 - Acquisitions and Equity Transactions"). In connection with the acquisition from Tyson Foods, the Company agreed to reimburse Tyson Foods for any amounts payable by Tyson relating to an irrevocable direct-pay letter of credit (Old Letter of Credit), which was obtained by Tyson to pay for the principal and interest on Dynamic Fuels' GOZone Bonds. Tyson's total obligation under the Old Letter of Credit amounted to $101,315, which represents the sum of the outstanding $100,000 principal amount of the GOZone Bonds plus $1,315 of interest at the date of the acquisition.
On July 8, 2014, REG Geismar and Bank of America entered into a Reimbursement Agreement, dated as of the same date (Reimbursement Agreement), and Bank of America issued a letter of credit (Substitute Letter of Credit) to the trustee for the GOZone Bonds, in substitution for the irrevocable direct-pay letter of credit (Old Letter of Credit) held by Tyson Foods. The Substitute Letter of Credit is in the stated amount of $101,315. REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101,315 certificate of deposit established by REG Capital, LLC, or REG Capital, which was pledged by REG Capital to Bank of America. This certificate of deposit is recorded as restricted cash in non-current assets of the Consolidated Balance Sheets. The Substitute Letter of Credit expires on July 8, 2015. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the Bonds are required to tender their Bonds for repurchase and the trustee for the Bonds is required pursuant to the terms of the indenture governing the Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the Bonds. The Substitute Letter of Credit requires that the Bonds remain in the daily or weekly interest rate mode.
REG Marketing & Logistics Group, LLC & REG Services Group, LLC
The Company’s revolving debt at December 31 are as follows:

	2014	2013
Total revolving loans (current)	$16,679	$10,986
Maximum available to be borrowed under revolving line of credit	$20,719	$29,014
We currently have a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $40,000, based on eligible inventory, accounts receivable, biodiesel tax credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2014, our available borrowing capacity under the Wells Fargo Revolver was $37,398 of which $16,679 was outstanding, leaving $20,719 in availability. While the Wells Fargo Revolver has a stated maturity date of December 23, 2016, the Company has presented amounts outstanding under the Wells Fargo Revolver as current liabilities due to the contractual requirement for daily net settlement through a sweep from the Company’s cash account.   Also, because of this cash sweep feature, the Company revised the prior years’ presentation of Revolver activity in the financing section of the Consolidated Statement of Cash Flows to a net rather than gross format.
Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined). The LIBOR Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.
The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $4,000. The Wells Fargo Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of REG Albert Lea, LLC, REG Houston, LLC, and REG New Boston, LLC, subject to a $25,000 limitation.
As of December 31, 2014, the Company was in compliance with all restrictive financial covenants associated with its debt.
Maturities of the term debt, including the convertible debt, are as follows for the years ending December 31:

2015	$5,746
2016	4,579
2017	4,368
2018	15,739
2019	122,497
Thereafter	100,000
Total	252,929
Less: current portion	(5,746)
$247,183

NOTE 13—INCOME TAXES
Income tax benefit (expense) for the years ended December 31 is as follows:

	2014	2013	2012
Current income tax benefit (expense)
Federal	$—	$2,432	$(912)
State	—	2,492	(588)
	—	4,924	(1,500)
Deferred income tax benefit (expense)
Federal	(14,112)	15,297	(9,857)
State	1,420	3,736	(1,187)
Foreign	9	—	—
Net operating loss carryforwards created (utilized)	61,640	48,024	3,753
	48,957	67,057	(7,291)
Income tax benefit (expense) before valuation allowances	48,957	71,981	(8,791)
Deferred tax valuation allowances	(52,529)	(76,916)	7,337
Income tax expense	$(3,572)	$(4,935)	$(1,454)
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2014	2013	2012
U.S. Federal income tax expense at a statutory rate of 35 percent	$(30,139)	$(66,955)	$(8,256)
State taxes, net of federal income tax benefit	5,119	6,905	(684)
Tax position on government incentives	76,662	131,829	—
Loss on embedded derivative	—	—	4,191
Reduction in stock-based compensation deferred tax asset	—	—	(3,686)
Seneca Landlord	—	—	200
Unrecognized tax benefits	—	—	(400)
Other	(2,685)	202	(156)
Total (expense) benefits for income taxes before valuation allowances	48,957	71,981	(8,791)
Valuation allowances	(52,529)	(76,916)	7,337
Total expense for income taxes	$(3,572)	$(4,935)	$(1,454)
The Company had historically included revenue from certain government incentive payments in taxable income on its federal and state income tax returns. In connection with the U.S. Internal Revenue Service audits of the 2011 and 2010 years, the Company proposed that these government incentive payments should be excluded from taxable income. The U.S. Internal Revenue Service accepted this position and on August 1, 2013, the Company received notification from the congressional Joint Committee on Taxation approving the audit results and associated refund claim. Therefore, based on information obtained in connection with these audits, the Company changed its position related to these government incentive payments to exclude them from taxable income for years 2008 through the current year. The majority of this reduction increased the Company's net operating loss carry forwards available to offset future taxable income rather than resulting in a refund of taxes previously paid. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and initially established a valuation allowance in 2013 to reduce its total deferred tax assets to the amount more-likely-than-not to be realized.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2014		2013
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Goodwill	$—	$13,716	$—	$10,791
Net operating loss carryforwards	—	154,020	—	81,761
Tax credit carryforwards	—	1,597	—	3,068
Start-up costs	—	1,111	—	1,231
Stock-based compensation	—	3,469	—	2,137
Terminal leases	—	4,229	—	1,892
Capitalized research and development	—	3,711	—	—
Accrued compensation	3,422	—	2,908	—
Inventory capitalization	1,600	—	1,053	—
Allowance for doubtful accounts	931	—	866	—
Other	56	1,474	150	1,064
Deferred tax assets	6,009	183,327	4,977	101,944
Deferred Tax Liabilities:
Prepaid expenses	(1,239)	—	(949)	—
Property, plant and equipment	—	(53,133)	—	(30,568)
Intangibles	—	(3,018)	—	—
Deferred revenue	(4,443)	—	(4,127)	—
Convertible debt	(4,599)	—	—	—
Unrealized gain (loss) on available for sale investments	(5,767)	—	—	—
Other	(527)	(1,867)	(8)	(731)
Deferred tax liabilities	(16,575)	(58,018)	(5,084)	(31,299)
Net deferred tax assets (liabilities)	(10,566)	125,309	(107)	70,645
Valuation allowance	(4,333)	(132,214)	(3,580)	(73,336)
Net deferred taxes	$(14,899)	$(6,905)	$(3,687)	$(2,691)
At December 31, 2014, the Company has recorded a deferred tax asset of $154,020 reflecting the benefit of federal and state net operating loss carry-forwards. Federal net operating losses total $365,200 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry forwards in any one year. The Company has performed a study to determine the impact of changes in ownership on utilization of carry forward attributes, the results of which have been incorporated into our financial statements.
At December 31, 2014, the Company had federal small agri-biodiesel producer tax credit carry-forwards of approximately $1,597. If not utilized, these small agri-biodiesel producer tax credits will expire at various times between 2026 and 2028.
As discussed above, in evaluating available evidence around the recoverability of net deferred tax assets, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry forward periods and ability to carry back losses to prior periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing for the of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As a result of the above described tax policy of excluding government incentive payments from taxable income, the Company currently has cumulative losses in recent years and has established a valuation allowance to reduce its total deferred tax assets to the amount more-likely-than-not to be realized. Activity regarding the valuation allowance for deferred tax assets was as follows:

	2014	2013	2012
Beginning of year balance	$76,916	$—	$7,337
Changes in valuation allowance charged to income	52,529	76,916	(7,337)
Acquisition	7,102	—	—
End of year balance	$136,547	$76,916	$—
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
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2014	2013	2012
Beginning of year balance	$1,900	$1,900	$1,500
Increases to tax positions expected to be taken	—	—	—
Increases to tax positions taken during prior years	—	—	400
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statute of limitations	—	—	—
End of year balance	$1,900	$1,900	$1,900
The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $0, $1,428 and $1,041 at December 31, 2014, 2013 and 2012, respectively. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2014 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011. All other years are subject to examination, while various state income tax returns also remain subject to examination by state taxing authorities.
NOTE 14—STOCK-BASED COMPENSATION
On October 26, 2011, the stockholders approved the 2009 Stock Incentive Plan (the 2009 Plan) which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units (RSU’s) and stock appreciation rights (SAR’s) at the discretion of the Company Board as compensation to employees, consultants of the Company and to non-employee directors. Under the 2009 Plan, an additional 1,800,000 shares, or 5,960,000 shares in total, are reserved for issuance as approved by shareholders on May 15, 2014. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.
The Company recorded stock-based compensation expense of $5,883, $5,416 and $13,119 for the years ended December 31, 2014, 2013 and 2012, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2014, there was $6,389 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.7 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2012	1,396,719	$16.29
Issued	411,456	$8.93
Vested and restriction lapsed	(1,294,519)	$13.65
Forfeited	(8,040)	$10.51
Awards outstanding - December 31, 2012	505,616	$17.14
Issued	204,183	$11.96
Vested and restriction lapsed	(192,190)	$15.72
Forfeited	(16,681)	$9.98
Awards outstanding - December 31, 2013	500,928	$15.81
Issued	257,030	$10.97
Vested and restriction lapsed	(124,906)	$10.42
Forfeited	(16,658)	$10.95
Awards outstanding - December 31, 2014	616,394	$15.00
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
Stock Appreciation Rights
The following table summarizes information about SAR’s granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2012	—	$—
Granted	1,055,805	$9.47
Exercised	—	$—
Forfeited	(1,960)	$9.19
SAR's outstanding - December 31, 2012	1,053,845	$9.47	9.3 years
Granted	335,057	$12.85
Exercised	(5,106)	$8.92
Forfeited	(10,727)	$10.85
SAR's outstanding - December 31, 2013	1,373,069	$10.28	8.6 years
Granted	449,225	$11.73
Exercised	(435)	$7.37
Forfeited	(12,557)	$11.57
SAR's outstanding - December 31, 2014	1,809,302	$10.63	8.1 years
SAR's exercisable - December 31, 2014	520,903	$11.47	8.1 years
SAR's expected to vest - December 31, 2014	1,231,620	$10.97	8.1 years
The SAR’s vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2014	2013	2012
The weighted average fair value of stock appreciation rights issued (per unit)	$4.18 - $4.93	$2.54 - $6.51	$2.73 - $3.99
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.5% - 1.8%	0.7% - 1.8%	0.7% - 0.9%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25
Stock Options
The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2012	87,026	$23.75	4.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2012	87,026	$23.75	3.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2013	87,026	$23.75	2.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2014	87,026	$23.75	1.6 years
Options exercisable - December 31, 2014	87,026	$23.75	1.6 years
All stock options that remain outstanding are fully vested and exercisable. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
NOTE 15—RELATED PARTY TRANSACTIONS
Related parties include certain investors as well as entities in which the Company has an equity method investment or an investment combined with a management and operational services agreement (or MOSA) or board seat. Investors defined as related parties include (i) the investor having ten percent or more ownership, including convertible preferred stock, in the Company or (ii) the investor holding a board seat on the Company Board. After the IPO, the number of related parties decreased due to the dilution of ownership of prior investors as well as the reduction of the number of board seats on the Company Board held by related party investors. The Company will report related party transactions before and after the IPO based on the related party characteristics mentioned above.

Summary of Related Party Transactions - Consolidated Statements of Operations
		2014	2013	2012
	Revenues - Biomass-based diesel sales (a)	$—	$—	$6
	Cost of goods sold - Biomass-based diesel (b)	$42,622	$49,358	$54,364
	Selling, general and administrative expenses (c)	$45	$37	$158
	Interest expense (d)	$7	$30	$32

(a)	Represents transactions with West Central:	$—	$—	$6

(b)	Represents transactions with related parties as follows:
	West Central	$42,622	$49,358	$50,415
	Bunge	—	—	3,949
		$42,622	$49,358	$54,364
(c)	Represents transactions with related parties as follows:
	West Central	$45	$37	$45
	Bunge	—	—	113
		$45	$37	$158
(d)	Represents transactions with related parties as follows:
	West Central	$7	$30	$23
	Bunge	—	—	9
		$7	$30	$32

Summary of Related Party Balances - Consolidated Balance Sheets
		2014	2013
	Accounts receivable (a)	$36	$426
	Other assets (a)	$—	$35
	Accounts payable (a)	$1,101	$552
(a)	Represents balances with West Central
West Central Cooperative
The Company purchases once-refined soybean oil from West Central Cooperative (West Central) and is required to pay interest for amounts owed on extended trade terms. The Company also had biomass-based diesel and co-product sales to West Central.
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
Bunge North America
Prior to 2012, the Company purchased feedstocks from Bunge North America, Inc. (Bunge) for the production of biomass-based diesel. The costs associated with the purchased feedstocks were reflected in costs of goods sold – biomass-based diesel when sold to the end customer. The Company also made sales of biomass-based diesel and raw materials to Bunge.
The Company entered into an agreement for Bunge to provide services related to the procurement of raw materials and the purchase and resale of biomass-based diesel produced by the Company. The Company was required to pay interest for the aggregate outstanding amounts owed to Bunge. Also, as part of the agreement, the Company was required to pay an incentive fee to Bunge for meeting certain hedging goals utilizing Bunge’s advice. On November 8, 2011, the Company gave notice of termination to Bunge in accordance with the agreement. The agreement expired May 2012.
NOTE 16—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $17,498, $12,549 and $11,114 for the years ended December 31, 2014, 2013 and 2012, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2015	$16,845
2016	14,498
2017	11,799
2018	11,140
2019	10,215
Thereafter	55,742
Total minimum payments	$120,239
The Company's leases consist primarily of access to distribution terminals, biomass-based diesel storage facilities, railcars and vehicles. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c) renew its lease at the then fair rental value on a year-to-year basis or for an agreed upon term. Certain leases allow for adjustment to minimum rentals in future periods as determined by the Consumer Price Index.
NOTE 17 — DERIVATIVE INSTRUMENTS
The Company has entered into heating oil and soybean oil futures, swaps and options (commodity derivative contracts) to hedge its exposure to price risk related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s derivatives are designated as non-hedge derivatives and are recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses on commodity futures, swaps and options contracts used to hedge feedstock purchases or biomass-based diesel inventory are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. Commodity hedge gains and losses are generally offset by other corresponding changes in gross margin through changes in either biomass-based diesel sales price and/or feedstock price. All derivative financial instruments are recorded on the balance sheet at fair value.
At December 31, 2014, the Company had 1,312 open commodity futures and swap contracts.
The Company offsets the fair value amounts recognized for its commodity derivative contracts with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid expenses and other assets in the Consolidated Balance Sheets, see "Note 10 – Other Assets". As of December 31, 2014, the Company posted $1,758 of margin associated with its commodity-based derivatives with a net asset position of $12,938.
The following tables provide details regarding the Company’s derivative financial instruments:

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$14,901	$205	$325	$546
Cash collateral	2,870	4,628	13,896	—
Total gross amount recognized	17,771	4,833	14,221	546
Gross amounts offset	(4,833)	(4,833)	(546)	(546)
Net amount reported in the Consolidated Balance Sheets	$12,938	$—	$13,675	$—
The following table sets forth the pre-tax gains (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2014	2013	2012
Embedded derivative	Change in fair value of preferred stock conversion feature embedded derivatives	$—	$—	$11,975
Commodity derivatives	Cost of goods sold – Biomass-based diesel	61,631	(5,656)	(4,622)
Total		$61,631	$(5,656)	$7,353
NOTE 18—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$302	$302	$—	$—
Certificates of deposit	$9,995	—	9,995	—
Commercial notes/bonds	$6,775	—	6,775	—
Commodity contract derivatives	$14,696	6,885	7,811	—
Contingent consideration for LS9 acquisition	$(8,624)	—	—	(8,624)
Contingent consideration for Dynamic Fuels acquisition	$(30,695)	—	—	(30,695)
	$(7,551)	$7,187	$24,581	$(39,319)

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(221)	$—	$(221)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Preferred Stock Embedded Derivatives	Seneca Holdco Liability	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at January 1, 2012	$53,822	$11,903	$—	$—
Total realized gains	(11,975)	(349)	—	—
Purchases	—	—	—	—
Settlements	(41,847)	(11,554)	—	—
Balance at December 31, 2012 and December 31, 2013	—	—	—	—
Issuance of contingent consideration for acquisitions	—	—	17,050	28,900
Total unrealized (gains)/losses/Change in estimates included in earnings	—	—	(8,426)	1,795
Purchases	—	—	—	—
Settlements	—	—	—	—
Ending balance - December 31, 2014	$—	$—	$8,624	$30,695
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include certificates of deposit and commercial notes/bonds are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices, e.g., interest rates and yield curves. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.
Commodity contract derivatives: The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market is reflected in Level 1. Contract fair value is determined based on quoted prices of similar contracts in over-the-counter markets and are reflected in Level 2.
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
Preferred Stock embedded derivatives: The estimated fair value of the derivative instruments embedded in the Company’s outstanding preferred stock was determined using the option pricing method to allocate the fair value of the underlying stock to the various components comprising the security, including the embedded derivative. The allocation was performed based on each class of preferred stock’s liquidation preference and relative seniority. Derivative liabilities are adjusted to reflect fair value at each period end. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments.

Seneca Holdco liability: The fair value of the Seneca Holdco Liability was determined by probability weighting the present value of gains or losses realized under each option in the Put/Call Agreement. The Put/Call Agreement had a term of seven years and was exercisable by either party at a price based on a pre-defined formula. The valuation required the development and use of highly subjective assumptions including (i) the value of the Landlord’s equity, (ii) expectations regarding future changes in the value of the Landlord’s equity, (iii) expectations about the probability of either option being exercised, including the Company’s ability to list its securities on an exchange or complete a public offering and (iv) an appropriate risk-free rate. Company management considered current public equity markets, relevant regulatory issues, industry conditions and the Company’s position within the industry when estimating the probability that the Company would raise additional capital.
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
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2014		2013
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(269,608)	$(270,331)	$(45,166)	$(45,094)
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	87,026	87,026	87,026
Restricted stock units	—	—	754,359
Stock appreciation rights	1,400,824	1,030,926	1,196,975
Warrants to purchase common stock	17,916	—	35,987
Convertible notes	6,295,075	—	—
Total	7,800,841	1,117,952	2,074,347
The following table presents the calculation of diluted net income per share for the years ended December 31, 2014 and 2013 (in thousands, except share and per share data):

	2014	2013	2012
Net income attributable to the Company's common stockholders - Basic	$81,620	$165,254	$43,482
Less: effects of recapitalization	—	—	(39,107)
Plus: change in undistributed dividends allocated to preferred stockholders	—	—	823
Plus: distributed dividends to Preferred Stockholders	40	2,055	3,156
Plus: accretion of Series A Preferred Stock to redemption value	—	—	1,808
Plus: (gain) loss due to change in fair value of Series A Preferred Stock conversion feature embedded derivatives	—	—	(11,975)
Plus (less): effect of participating securities	(418)	(2,051)	10,989
Net income attributable to the Company's common stockholders - Diluted	$81,242	$165,258	$9,176
Shares:
Weighted-average shares outstanding - Basic	40,740,411	33,045,164	28,381,676
Adjustment to reflect conversion of preferred stock	—	—	5,958,790
Adjustment to reflect stock appreciation right conversions	9,502	7,065	—
Adjustment to reflect warrants to purchase common stock	—	650	—
Weighted-average shares outstanding - Diluted	40,749,913	33,052,879	34,340,466

Net income per share attributable to common stockholders - Diluted	$1.99	$5.00	$0.27
NOTE 20—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on services provided to customers, which includes Biomass-based diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.
The Biomass-based diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biomass-based diesel. The Biomass-based diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities, sales of processed biomass-based diesel from Company facilities, related by-products and renewable energy government incentive payments. The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Intersegment revenues are reported by the Services segment, which manages the construction and operations of facilities included in the Biomass-based diesel segment. Revenues are recorded by the Services segment at cost. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy and other administrative costs, including management service expenses.
The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net sales:
Biomass-based diesel	$1,273,406	$1,498,011	$1,014,797
Services	96,371	63,980	38,031
Intersegment revenues	(95,946)	(63,853)	(37,794)
	$1,273,831	$1,498,138	$1,015,034
Income before income taxes and income from equity investments:
Biomass-based diesel	$148,516	$239,462	$58,349
Services	258	(29)	(26)
Corporate and other (a)	(62,664)	(48,132)	(34,610)
	$86,110	$191,301	$23,713
Depreciation and amortization expense, net:
Biomass-based diesel	$14,372	$8,199	$7,111
Services	204	120	38
Corporate and other (a)	1,220	923	772
	$15,796	$9,242	$7,921
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$53,378	$36,770	$11,409
Services	643	504	396
Corporate and other (a)	6,142	1,779	849
	$60,163	$39,053	$12,654

	2014	2013	2012
Goodwill:
Biomass-based diesel	$172,195	$68,784	$68,784
Services	16,080	16,080	16,080
	$188,275	$84,864	$84,864
Assets:
Biomass-based diesel	$899,211	$444,945	$357,305
Services	20,750	20,542	20,033
Corporate and other (b)	452,927	275,368	118,446
	$1,372,888	$740,855	$495,784

(a)
Corporate and other includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting.

(b)	Corporate and other includes cash and other assets not associated with the reportable segments, including investments.

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2014	2013	2012
Net sales:
United States	$1,273,831	$1,498,138	$1,015,034

Long-lived assets:
United States	$468,170	$286,044	$242,885
Foreign	25,026	—	—
	$493,196	$286,044	$242,885

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

2015	$3,857
2016	3,857
2017	3,857
2018	3,784
2019	3,748
Thereafter	15,844
Total	$34,947
As of December 31, 2014, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.
NOTE 22—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Revenues	$219,040	$332,918	$384,258	$337,615
Gross profit	11,564	15,151	22,715	111,182
Selling, general, and administrative expenses including research and development expense	13,527	15,627	16,707	29,244
Income (loss) from operations	(1,963)	(476)	6,008	81,938
Other income (expense), net	(503)	(436)	(1,684)	3,226
Net income (loss) attributable to the Company	(2,359)	11,007	4,572	69,391
Net income (loss) per share attributable to common stockholders - basic	(0.05)	0.27	0.11	1.61
Net income (loss) per share attributable to common stockholders - diluted	(0.06)	0.27	0.11	1.61

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Revenues	$264,368	$384,735	$458,444	$390,591
Gross profit	86,695	50,181	57,849	44,708
Selling, general, and administrative expenses including research and development expense	9,644	11,226	12,686	12,567
Income from operations	77,051	38,955	45,163	32,141
Other income (expense), net	(459)	(511)	(511)	(528)
Net income attributable to the Company	46,403	23,130	86,703	30,130
Net income per share attributable to common stockholders - basic	1.25	0.63	2.32	0.81
Net income per share attributable to common stockholders - diluted	1.25	0.62	2.31	0.80
NOTE 23—SUBSEQUENT EVENTS
On February 19, 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of common stock. Under the program, REG may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

* * * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2014. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
On December 24, 2014, the Company acquired 69.08% of the outstanding common shares and voting interest of Petrotec and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, Petrotec's internal control over financial reporting. Petrotec represented approximately 4% of our total assets at December 31, 2014 and less than 1% of our revenues for the year ended December 31, 2014. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2014 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2014 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(ii)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, 2012

(iv)	Consolidated Statements of Redeemable Preferred Stock and Equity for the years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012
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
Date: March 6, 2015
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

Date
/s/ Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Daniel J. Oh

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 6, 2015
Chad Stone

/s/ Chad A. Baker	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2015
Chad A. Baker

/s/ Jeffrey Stroburg	Director (Chairman)	March 6, 2015
Jeffrey Stroburg

/s/ Delbert Christensen	Director	March 6, 2015
Delbert Christensen

/s/ Randolph L. Howard	Director	March 6, 2015
Randolph L. Howard

/s/ Michael A. Jackson	Director	March 6, 2015
Michael A. Jackson

/s/ Michael Scharf	Director	March 6, 2015
Michael Scharf

/s/ Christopher Sorrells	Director	March 6, 2015
Christopher Sorrells

/s/ Peter Harding	Director	March 6, 2015
Peter J. M. Harding

/s/ Theodore Crosbie	Director	March 6, 2015
Dr. Theodore M. Crosbie

EXHIBIT INDEX

Exhibit Number	Description

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

4.2
Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 29, 2014)

4.3
First Supplemental Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 29, 2014)

4.4	Form of Note (included in Exhibit 4.2).

10.1
Ground Lease by and between West Central Cooperative and the Company dated July 31, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.2	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010)

10.3
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011)

10.4
Asset Purchase Agreement, by and among, Soymor Cooperative, Soymor Biodiesel, LLC, REG Albert Lea, LLC, and the Company, dated June 8, 2011 (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed November 28, 2011)

10.5
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.6
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.7
Membership Interest Purchase Agreement, dated as of May 20, 2014, by and among Renewable Energy Group, Inc., REG Synthetic Fuels, LLC and Tyson Foods, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 20, 2014)+

10.8	Biodiesel purchase agreement by and between the Company and Pilot Travel Center LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2014)+

10.9
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2014)

10.10
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 29, 2014)

10.11
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 29, 2014)

10.12
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 29, 2014)

Exhibit Number	Description
10.13
Reimbursement Agreement, dated as of July 8, 2014, between REG Geismar, LLC and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 8, 2014)

10.14
Security Agreement (Deposit Account/Certificate of Deposit), dated as of July 8, 2014, by REG Capital, LLC in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 8, 2014)

10.15
Employment Agreement, effective January 1, 2015, between Renewable Energy Group, Inc. and Daniel J. Oh. (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated December 22, 2014)

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

+ Confidential treatment requested

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.