Form 10-Q
period 2015-03-31
Renewable Energy Group, Inc.
filed 2015-05-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 30, 2015, the registrant had 43,935,566 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213,545	$63,516
Marketable securities	3,080	16,770
Accounts receivable, net (includes amounts owed by related parties of $0 and $36, respectively)	51,025	294,669
Inventories	120,485	97,508
Prepaid expenses and other assets	39,524	43,135
Restricted cash	—	12,845
Total current assets	427,659	528,443
Property, plant and equipment, net	496,355	493,196
Goodwill	191,477	188,275
Intangible assets, net	28,669	28,837
Investments	10,059	9,736
Other assets	18,906	19,586
Restricted cash	104,815	104,815
TOTAL ASSETS	$1,277,940	$1,372,888
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$1,302	$16,679
Current maturities of long-term debt	5,681	5,746
Accounts payable (includes amounts owed to related parties of $914 and $1,101, respectively)	180,497	202,821
Accrued expenses and other liabilities	20,971	28,486
Deferred income taxes	14,280	14,899
Deferred revenue	15,134	16,680
Total current liabilities	237,865	285,311
Unfavorable lease obligation	18,713	19,170
Deferred income taxes	9,788	6,905
Contingent consideration for acquisitions	32,236	30,091
Long-term debt	247,030	247,183
Other liabilities	4,154	5,566
Total liabilities	549,786	594,226
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 43,935,566 and 44,422,881 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	454,601	453,109
Retained earnings	282,976	321,083
Accumulated other comprehensive loss	(4,643)	(11)
Treasury stock (1,110,431 and 585,150 shares outstanding, respectively)	(9,412)	(4,412)
Total equity attributable to the Company's shareholders	723,526	769,773
Non-controlling interest	4,628	8,889
Total equity	728,154	778,662
TOTAL LIABILITIES AND EQUITY	$1,277,940	$1,372,888
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2015	March 31, 2014
REVENUES:
Biomass-based diesel sales	$221,026	$209,122
Biomass-based diesel government incentives	9,788	9,890
	230,814	219,012
Services	104	28
	230,918	219,040
COSTS OF GOODS SOLD:
Biomass-based diesel	242,510	200,305
Biomass-based diesel—related parties	4,542	7,146
Services	61	25
	247,113	207,476
GROSS PROFIT (LOSS)	(16,195)	11,564
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,675	11,654
RESEARCH AND DEVELOPMENT EXPENSE	3,860	1,873
LOSS FROM OPERATIONS	(36,730)	(1,963)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(293)	—
Other income, net	565	48
Interest expense	(2,743)	(551)
	(2,471)	(503)
LOSS BEFORE INCOME TAXES	(39,201)	(2,466)
INCOME TAX BENEFIT	897	107
NET LOSS	(38,304)	(2,359)
LESS—NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(197)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	(38,107)	(2,359)
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	378
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	—	(40)
NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(38,107)	$(2,021)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.86)	$(0.05)
DILUTED	$(0.86)	$(0.06)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	44,362,637	38,290,404
DILUTED	44,362,637	38,557,441
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Net loss	$(38,304)	$(2,359)
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	9	(52)
Foreign currency translation adjustments	(4,641)	—
Other comprehensive loss	(4,632)	(52)
Comprehensive loss	$(42,936)	$(2,411)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$—	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	—	378
Issuance of common stock in acquisition	—	—	2,230,559	—	26,254	—	—	—	—	26,254
Stock compensation expense	—	—	—	—	1,235	—	—	—	—	1,235
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	—	(40)
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	(2,359)	—	—	—	(2,359)
BALANCE, March 31, 2014	—	$—	38,788,076	$4	$387,912	$236,113	$(52)	$(3,886)	$—	$620,091
BALANCE, January 1, 2015	—	$—	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	—	—	37,966	—	412	—	—	—	—	412
Treasury stock purchases	—	—	(525,281)	—	—	—	—	(5,000)	—	(5,000)
Purchase of additional interest	—	—	—	—	—	—	—	—	(4,064)	(4,064)
Stock compensation expense	—	—	—	—	1,080	—	—	—	—	1,080
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	9	—	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	(4,641)	—	—	(4,641)
Net loss	—	—	—	—	—	(38,107)	—	—	(197)	(38,304)
BALANCE, March 31, 2015	—	$—	43,935,566	$4	$454,601	$282,976	$(4,643)	$(9,412)	$4,628	$728,154
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,304)	$(2,359)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	5,613	3,004
Amortization expense of assets and liabilities, net	113	(121)
Accretion of convertible note discount	1,158	—
Change in fair value of contingent consideration	293	—
Provision for doubtful accounts	(816)	(150)
Stock compensation expense	1,080	1,235
Deferred tax expense (benefit)	(938)	(387)
Other operating activities	199	—
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	242,572	52,213
Inventories	(24,123)	(8,261)
Prepaid expenses and other assets	4,508	(3,734)
Accounts payable	(20,482)	(7,383)
Accrued expenses and other liabilities	(5,305)	(5,578)
Deferred revenue	(1,546)	(3,659)
Net cash flows provided by operating activities	164,022	24,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	(59,975)
Maturities of marketable securities	13,733	—
Change in restricted cash	12,845	—
Cash paid for purchase of property, plant and equipment	(12,178)	(12,773)
Cash paid for acquisitions and additional interests, net of cash acquired	(4,064)	(15,275)
Other investing activities	—	112
Net cash flows provided by (used in) investing activities	10,336	(87,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on line of credit	(15,325)	(8,549)
Cash paid on debt	(1,317)	(1,006)
Cash paid for debt issuance costs	(317)	(118)
Cash paid for equity issuance costs	—	(108)
Cash paid for treasury stock	(5,000)	(529)
Cash paid for preferred stock dividends	—	(40)
Cash paid for redemption of preferred stock	—	(3,562)
Cash paid for contingent consideration settlement	(1,052)	—
Net cash flows used in financing activities	(23,011)	(13,912)
NET CHANGE IN CASH AND CASH EQUIVALENTS	151,347	(77,003)
CASH AND CASH EQUIVALENTS, Beginning of period	63,516	153,227
Effect of exchange rate changes on cash	(1,318)	—
CASH AND CASH EQUIVALENTS, End of period	$213,545	$76,224
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid/(received) for income taxes	$—	$40
Cash paid for interest	$715	$539
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,511	$4,579
Debt issuance cost	$28	$63
Incentive stock liability for raw material supply agreement	$70	$101
Equity issuance costs		$321
Issuance of common stock for acquisitions		$26,254
Contingent consideration for acquisitions		$17,050
Gain on redemption of preferred stock		$378
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The three Months Ended March 31, 2015 and 2014
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
As of March 31, 2015, the Company operates a network of nine operating biomass-based diesel production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company expanded its business to Europe by acquiring a majority interest in Petrotec AG (Petrotec) in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed a summary of the Company's significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the policies previously disclosed other than those noted below.
Restricted Cash
At March 31, 2015, current restricted cash was $0. At December 31, 2014, current restricted cash was $12,845, which was held in certificates of deposit as pledges for a letter of credit to support a subsidiary's trade activities and the Company's tender offer to acquire the remaining interest at Petrotec. Non-current restricted cash consists of $101,315 as of March 31, 2015 and December 31, 2014, respectively, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, at March 31, 2015 and December 31, 2014, non-current restricted cash included an amount of $3,500, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit to support a subsidiary's trade activities. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. At March 31, 2015, the outstanding receivable amount related to the 2014 biodiesel mixture excise tax credit reinstatement was approximately $14,722.
Goodwill

Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The annual impairment test determined that the fair value of the biomass-based diesel reporting unit exceeded its carrying value by approximately 7% and the services reporting unit exceeded its carrying value by approximately 66%. The Company also reviewed goodwill recorded from the acquisitions of LS9, Inc., Syntroleum Corporation and Dynamic Fuels, LLC during the annual impairment testing. There have been no impairment indicators in the first three months of 2015 that would indicate that an additional assessment needs to be performed.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of Common Stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2015, the Company repurchased shares of Common Stock in the amount of $5,000 under this share repurchase program.
Foreign Currency Transactions and Translation
The Company’s reporting and functional currency is U.S. dollars. Monetary assets and liabilities denominated in currencies other than U.S. dollars are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in the Company’s Condensed Consolidated Statements of Operations as foreign exchange gain (loss) unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is not planned or anticipated in the foreseeable future. Gains or losses arising from translation of such transactions are reported as a component of accumulated other comprehensive income (loss) in the Company’s Condensed Consolidated Balance Sheets.
The Company translates the assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the Company’s Condensed Consolidated Balance Sheets.
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
With regard to non-US subsidiaries, the Company does not have any undistributed earnings and the Company has not yet decided to indefinitely invest any future earnings outside of the U.S.
New Accounting Standards
In February 2015, the FASB issued ASU 2015-02, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The guidance in the ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS AND EQUITY TRANSACTIONS
Syntroleum Corporation/Dynamic Fuels, LLC
On June 3, 2014, REG Synthetic Fuels, a wholly-owned subsidiary of the Company included in the Biomass-based diesel segment, acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, as well as intellectual property and other assets in exchange for the issuance of $34,831, or 3,493,613 shares, of the Company's Common Stock. Dynamic Fuels owned a 75 million gallon per year nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana.
On June 6, 2014, REG Synthetic Fuels acquired the remaining 50% ownership interest in Dynamic Fuels from Tyson Foods in exchange for $16,447 in cash and $28,900 in contingent consideration. The Company renamed Dynamic Fuels to REG Geismar, LLC, which is included in the Biomass-based diesel segment. The Company has completed its initial accounting for this business combinations during the first quarter of 2015 as the valuation of the intangible assets, goodwill, the real and personal property, and contingent consideration has been finalized.
The fair value of the 3,493,613 shares of Common Stock issued to Syntroleum was determined on the basis of the closing market price of the Company's Common Stock at the date of acquisition.
The fair value of the Syntroleum renewable hydrocarbon diesel technology was determined using the relief from royalty method, or RFR, which reflects the savings realized by owning the intangible assets. The value under RFR method is dependent upon the following factors for an asset: royalty rate, discount rate, expected life and projected revenue.
The finalization of the purchase price allocation resulted in an increase in goodwill of $3,202 relating to higher than initially estimated net operating losses prior to the acquisition of Syntroleum and Dynamic Fuels.
The following table summarizes the amount of assets acquired and liabilities assumed at the acquisition date and at March 31, 2015 for the combined acquisition of Syntroleum and Dynamic Fuels:

	June 6, 2014	March 31, 2015
Assets (liabilities) acquired of Syntroleum and Dynamic Fuels:
Cash	$253	$253
Other current assets	4,666	4,666
Property, plant and equipment	121,567	121,567
Goodwill	68,196	71,398
Intangible assets	8,900	8,900
Other noncurrent assets	10,281	10,281
Other current liabilities	(1,024)	(1,024)
Deferred tax liabilities	(5,108)	(8,310)
Debt	(113,553)	(113,553)
Other noncurrent liabilities	(14,000)	(14,000)
Total	$80,178	$80,178
Subject to achievements related to the sale of renewable hydrocarbon diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain sales volumes. The agreement calls for periodic payments based on pre-determined price per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. Any contingent payments will be payable in cash. As of March 31, 2015, the Company has recorded a contingent liability of $29,967, of which $6,324 has been classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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
The fair value of the 2,070,538 shares of the Company's Common Stock issued for the acquisition was determined on the basis of the closing market price of the Company's Common Stock at the date of acquisition.
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
At December 31, 2014, the fair value of the 30.92% noncontrolling interest in Petrotec was estimated to be $8,962. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach.
The Company recognized $1,289 of acquisition related costs that were expensed in the last quarter of 2014. In addition, during the three months ended March 31, 2015, the Company acquired additional common shares of Petrotec as part of the cash tender offer. At March 31, 2015, the Company owned 84.42% of the outstanding common shares and voting interest of Petrotec.
In April 2015, Petrotec's application to de-list its shares of common stock from the Frankfurt Stock Exchange was approved. As a result, Petrotec's shares of common stock will no longer be traded on any regulated market of any stock exchange at the end of the October 8, 2015 trading day.

NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of March 31, 2015
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Certificates of deposit	Within one year	$3,080	$—	$—	$3,080

	As of December 31, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Corporate bonds	Within one year	$6,781	$—	$(6)	$6,775
Certificates of deposit	Within one year	10,000	—	(5)	9,995
Total		$16,781	$—	$(11)	$16,770
NOTE 5 — INVENTORIES
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$33,138	$23,117
Work in process	2,875	2,879
Finished goods	84,472	71,512
Total	$120,485	$97,508
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2015	December 31, 2014
Commodity derivatives and related collateral, net	$15,169	$12,938
Prepaid expenses	5,783	7,901
Deposits	3,958	4,481
RIN inventory	7,955	10,795
Taxes receivable	1,712	2,843
Other	4,947	4,177
Total	$39,524	$43,135
RIN inventory values were adjusted in the amount of $3 and $1,042 at March 31, 2015 and December 31, 2014, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	March 31, 2015	December 31, 2014
Debt issuance costs (net of accumulated amortization of $1,345 and $1,474, respectively)	$4,825	$5,152
Spare parts inventory	3,440	3,440
Deposits	4,370	4,370
Other	6,271	6,624
Total	$18,906	$19,586

NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and the changes in goodwill for the three months ended March 31, 2015:

	Biomass-based diesel	Services	Total
Balance, December 31, 2014	$172,195	$16,080	$188,275
Finalization of purchase accounting	3,202	—	3,202
Balance, March 31, 2015	$175,397	$16,080	$191,477
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,983	$(1,208)	$4,775	10.8 years
Renewable hydrocarbon diesel technology	8,300	(461)	7,839	14.3 years
Ground lease	200	(101)	99	6.6 years
Total amortizing intangibles	14,483	(1,770)	12,713
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,439	$(1,770)	$28,669

	December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,914	$(1,113)	$4,801	11.0 years
Renewable hydrocarbon diesel technology	8,300	(323)	7,977	14.5 years
Ground lease	200	(97)	103	6.9 years
Total amortizing intangibles	14,414	(1,533)	12,881
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,370	$(1,533)	$28,837
The Company recorded intangible amortization expense of $237 and $84 for the three months ended March 31, 2015 and March 31, 2014, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2020 and thereafter is as follows:

April 1, 2015 through December 31, 2015	$769
2016	1,040
2017	1,054
2018	1,068
2019	1,083
2020	1,099
2021 and thereafter	6,600
Total	$12,713
NOTE 9 — DEBT
The Company’s debt is as follows:

	March 31, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$122,512	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in November 2015	1,213	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	19,206	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	4,346	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	4,145	4,226
Other	1,289	1,402
Total debt	$252,711	$252,929

Revolving Lines of Credit

	March 31, 2015	December 31, 2014
Amount borrowed under revolving lines of credit	$1,302	$16,679
Maximum available to be borrowed under revolving line of credit	$39,970	$20,719
NOTE 10 — RELATED PARTY TRANSACTIONS

Summary of Related Party Balances - Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cost of goods sold – Biomass-based diesel	$4,542	$7,146

Summary of Related Party Balances - Condensed Consolidated Balance Sheets
	As of March 31, 2015	As of December 31, 2014
Accounts receivable	$—	$36
Accounts payable	$914	$1,101
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2015, the Company had 2,626 open commodity contracts.
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

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$6,282	$1,296	$14,901	$205
Cash collateral	10,183	—	2,870	4,628
Total gross amount recognized	16,465	1,296	17,771	4,833
Gross amounts offset	(1,296)	(1,296)	(4,833)	(4,833)
Net amount reported in the condensed consolidated balance sheet	$15,169	$—	$12,938	$—
The following table sets forth the pre-tax gains (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(623)	$(694)
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2015
	Total	Level 1	Level 2	Level 3
Certificates of deposit	$3,080	$—	$3,080	$—
Commodity contract derivatives	$4,986	1,933	3,053	—
Contingent consideration for LS9 acquisition	$(8,593)	—	—	(8,593)
Contingent consideration for Dynamic Fuels acquisition	$(29,967)	—	—	(29,967)
	$(30,494)	$1,933	$6,133	$(38,560)

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$302	$302	$—	$—
Certificates of deposit	$9,995	—	9,995	—
Commercial notes/bond	$6,775	—	6,775	—
Commodity contract derivatives	$14,696	6,885	7,811	—
Contingent consideration for LS9 acquisition	$(8,624)	—	—	(8,624)
Contingent consideration of Dynamic Fuels acquisition	$(30,695)	—	—	(30,695)
	$(7,551)	$7,187	$24,581	$(39,319)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at beginning of period, January 1, 2015	$8,624	$30,695
Change in estimates included in earnings	(31)	324
Settlements	—	(1,052)
Balance at end of period, March 31, 2015	$8,593	$29,967

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at beginning of period, January 1, 2014	$—	$—
Additions for acquisitions	17,050	—
Balance at end of period, March 31, 2014	$17,050	$—
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2015		As of December 31, 2014
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(254,013)	$(254,781)	$(269,608)	$(270,331)
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
Commodity derivatives: The instruments held by the Company consist primarily of futures contracts, swap agreements, purchased put options and written call options. The fair value of contracts based on quoted prices of identical assets in an active exchange-traded market is reflected in Level 1. Contract fair value that is determined based on quoted prices of similar contracts in over-the-counter markets is reflected in Level 2.
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
NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and restricted stock units (RSUs).
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net loss per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Options to purchase common stock	87,026	87,026
Restricted stock units	—	567,716
Stock appreciation rights	2,123,770	1,583,670
Warrants to purchase common stock	—	17,916
Convertible notes	10,838,218	—
Total	13,049,014	2,256,328
The following table presents the calculation of diluted net loss per share:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss attributable to the Company’s common stockholders - Basic	$(38,107)	$(2,021)
Plus: distributed dividends to Preferred Stockholders	—	40
Plus (Less): effect of participating securities	—	(378)
Net loss attributable to common stockholders - Dilutive	$(38,107)	$(2,359)
Shares:
Weighted-average shares used to compute basic net loss per share	44,362,637	38,290,404
Adjustment to reflect conversion of preferred stock	—	267,037
Weighted-average shares used to compute diluted net loss per share	44,362,637	38,557,441
Net loss per share attributable to common stockholders:
Diluted	$(0.86)	$(0.06)
NOTE 14 — REPORTABLE SEGMENTS
The Company reports its reportable segments based on products and services provided to customers, which include Biomass-based diesel, Services and Corporate and other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.
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
The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenues:
Biomass-based diesel	$230,814	$219,012
Services	18,811	20,524
Intersegment revenues	(18,707)	(20,496)
	$230,918	$219,040
Income (loss) before income taxes:
Biomass-based diesel	$(20,098)	$11,561
Services	43	3
Corporate and other (a)	(19,146)	(14,030)
	$(39,201)	$(2,466)
Depreciation and amortization expense, net:
Biomass-based diesel	$5,208	$2,589
Services	62	41
Corporate and other (a)	456	253
	$5,726	$2,883
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$10,490	$12,554
Services	722	—
Corporate and other (a)	966	219
	$12,178	$12,773

	As of March 31, 2015	As of December 31, 2014
Assets:
Biomass-based diesel	$916,371	$899,211
Services	22,781	20,750
Corporate and other (b)	338,788	452,927
	$1,277,940	$1,372,888

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net revenues:
United States	$200,925	$219,040
Foreign	29,993	—
	$230,918	$219,040

	As of March 31, 2015	As of December 31, 2014
Long-lived assets:
United States	$474,397	$468,170
Foreign	21,958	25,026
	$496,355	$493,196
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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview

We are a leading advanced biofuels producer and are expanding into the development of renewable chemicals. We have been a leader in the biomass-based diesel industry since 1996. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals. We own and operate nine biomass-based diesel production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy, as well as one fermentation facility.
We are expanding into the production of renewable chemicals, additional advanced biofuels and other products through our January 2014 acquisition and creation of REG Life Sciences, LLC. This industrial biotechnology business is a development stage company focusing on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We began selling petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations in February 2014. We are expanding our sales of additional biofuel blends to Midwest terminal locations and potentially in other areas across North America.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner and began operating again by us in October 2014 after our completion of certain upgrades.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During first quarter 2015, we acquired additional shares in Petrotec through the previously filed and closed cash tender offer. Petrotec is a fully-integrated company utilizing more than 15,000 collection points to gather used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy (185,000 metric tons or MT) per year.
For the three months ended March 31, 2015, we sold 60 million total gallons, including four million gallons that we purchased from third parties and resold, nine million international gallons and four million petroleum gallons. During 2014, we sold a total of 287 million total gallons, including 42 million gallons we purchased from third parties and resold and four million petroleum gallons.
We derive revenues from two reportable business segments: Biomass-based diesel and Services.
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Emden, Germany since its majority ownership was acquired in December 2014;

•	a 26 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany since its majority ownership was acquired in December 2014; and

•	a demonstration scale facility located in Okeechobee, Florida since its acquisition in January 2014.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2014 and for the three months ended March 31, 2015, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues.
RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as Albert Lea, New Boston, Mason City and Newton. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel production meets two categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel and undifferentiated advanced biofuel. The RFS2 program required the domestic use of one billion gallons of biomass-based diesel in 2012 and 1.28 billion gallons in 2013. As of this filing, the EPA has not finalized the 2014 or the 2015 RVO. In November 2013, the EPA proposed that the 2014 and 2015 biomass-based diesel RVO be 1.28 billion gallons for each of those years and a reduced Advanced Biofuel RVO of 2.20 billion gallons rather than the original EISA volume of 3.75 for 2014, a proposal whereby the EPA has issued a "notification of delay in issuing standards." In April 2015, the EPA announced a consent decree to release the 2014 and 2015 RFS2 target RVO and finalize the 2014 and 2015 targets by November 30, 2015. In addition, within this announcement the EPA indicated they would release the biomass-based diesel RVO for 2016 and 2017 during June 2015.
Volumes of biomass-based diesel produced increased from 2010 to 2013. From 2013 through 2014 volumes of biomass-based diesel were flat. Notwithstanding the lack of a finalized 2014 RVO, according to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2014. In the first three months of 2015, according to EMTS data, 0.31 billion gallons of biomass-based diesel was produced and imported into the U.S., compared to 0.33 billions in the first three months of 2014.
The Biodiesel Mixture Excise Tax Credit, or BTC, provided a $1.00 refundable tax credit per gallon of 100% pure biomass-based diesel, or B100, to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The BTC again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC expired again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. Unlike prior years, Congress did not grant a two year reinstatement, but rather only reinstated the BTC for 2014. Accordingly, the BTC expired again on December 31, 2014. We recognized a net benefit from the BTC of $78.8 million in 2014 and expect to recognize a net benefit of $16.5 million in 2015 relating to 2014 activity. It is uncertain whether the BTC will be reinstated and if reinstated, whether or not it would be reinstated retroactively. The expiration of the BTC along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing has had a significant impact on our biomass-based diesel pricing. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15, or 34%, per gallon in December. There was a significant decline in RIN prices during the second and third quarters of 2014, but the prices went back up in the fourth quarter and finished the year at their peak. During the first three months of 2015, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by the Jacobsen, from a low of $0.94 or 30% in January to a high of $1.31 or 45% also in January.
The changes in the value of RINs during the first three months of 2015 resulted in a $2.8 million write-down to lower of cost or market on RIN inventory acquired from third party transactions that occurred throughout the period. See “Note 6 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory does not have a material effect on margins from period to period.
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
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply and price for each feedstock:

Feedstock	Factors Influencing Supply and Price
Inedible Corn Oil	Demand for inedible corn oil from renewable fuel and other markets
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
Weather conditions
Soybean meal demand
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During 2014, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to March 31, 2015. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biodiesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between the two, from December 2011 to March 31, 2015.

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
Energy prices continued to decline in first quarter 2015 mainly driven by a decrease in crude oil prices. Feedstock prices traded in a sideways-pattern in first quarter 2015. A record corn and soybean harvest coupled with lower energy prices helped push feedstock prices lower in the last-half of 2014. US cattle slaughter numbers continued at a historically low rate as a result of the two year drought in the southern plains. During first quarter 2015, hog slaughter numbers continued to increase year over year.

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
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2014 and the first three months of 2015. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited ability to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biomass-based diesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period but the purchase or sale of feedstocks or biomass-based diesel has not yet occurred resulting in the offsetting gain or loss will be recognized in a later accounting period.
We recorded risk management losses of $0.6 million and $0.7 million from our derivative financial instrument activity for the three months ended March 31, 2015 and March 31, 2014, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss. Over the first three months of 2015, we had risk management losses of approximately $0.01 per gallon sold. Over the last three years, risk management gains have represented income of approximately $0.07 per gallon sold.
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
RIN prices may also be subject to seasonal fluctuations. A RIN is dated for the calendar year in which it is generated. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 consumption requirements. Consumption of biomass-based diesel in 2011, 2012 and 2013 was in excess of a continued expanding RFS2 volume requirements. As reported by EMTS, biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. In November 2013 the EPA proposed the 2014 and 2015 biomass-based diesel RVO at 1.28 billion gallons for each year. The EPA later issued a "notification of delay in issuing standards", effectively withdrawing the proposal. In April 2015, the EPA announced a consent decree to release the 2014 and 2015 RFS2 target RVO and finalize the 2014 and 2015 targets by November 30, 2015. In addition, within this announcement, the EPA indicated they would release the biomass-based diesel RVO for 2016 and 2017 during June 2015. As of the date of this filing, the RVO for 2014 and 2015 had not been proposed nor finalized. Notwithstanding this, we expect RFS2 to continue to create demand for biomass-based diesel. Biomass-based diesel consumption, as reported by EMTS, was flat when comparing 2013 gallons produced and imported to the 1.75 billion gallons produced and imported during 2014. In the first three months of 2015, according to EMTS data, 0.31 billion gallons of biomass-based diesel was produced and imported into the U.S., compared to 0.33 billions in the first three months of 2014.
During 2013 and 2014, the amount of imported gallons qualifying under RFS2 has increased. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement for with prior year RINs. We saw a decline in RIN prices in the first three quarters of 2014 as production rates exceeded the then proposed, yet delayed issuance and not yet finalized, RVO target. During 2015, according to OPIS, RINs prices began the year at $0.92 per RIN and closed March lower at $0.81 per RIN.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.
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
The annual impairment tests as of July 31, 2014 determined that the fair value at the Biomass-based diesel reporting unit exceeded its value by approximately 7% and the Services reporting unit exceeded its value by approximately 66%. We also reviewed goodwill recorded from the acquisitions of LS9, Inc., Syntroleum Corporation and Dynamic Fuels, LLC at July 31, 2014 and determined no impairment was needed. No impairment of goodwill was recorded at March 31, 2015 or during 2014. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our Common Stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
Results of Operations
Three months ended March 31, 2015 and 2014
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2015	2014

Gallons sold	59.9	47.3
Average B100 price per gallon	$3.08	$3.54

Revenues	230,918	219,040
Cost of goods sold	247,113	207,476
Gross profit	(16,195)	11,564
Selling, general and administrative expenses	16,675	11,654
Research and development expense	3,860	1,873
Loss from operations	(36,730)	(1,963)
Other income (expenses), net	(2,471)	(503)
Income tax benefit	897	107
Net loss	(38,304)	(2,359)
Less: Net loss attributable to noncontrolling interests	(197)	—
Net loss attributable to the Company	(38,107)	(2,359)
Gain on redemption of preferred stock	—	378
Distributed and undistributed dividends to preferred stockholders	—	(40)
Net loss attributable to the Company's common stockholders	$(38,107)	$(2,021)

Revenues. Our total revenues increased $11.9 million, or 5%, to $230.9 million for the three months ended March 31, 2015 from $219.0 million for the three months ended March 31, 2014. This increase was primarily due to the increase in the gallons sold during the quarter resulting from our expansion into renewable hydrocarbon diesel and international sales. The increase was offset by decreasing biodiesel prices as a result of the drop in crude oil prices, declining market demand from the uncertainty around the RVO coupled with low seasonal demand, and the reductions in biomass-based diesel government incentives resulting from the expiration of the biodiesel mixture excise credit, or BTC at December 31, 2014. As of this filing, the EPA has not finalized the 2014 or the 2015 RVO.
Biomass-based diesel revenues including government incentives increased $11.8 million, or 5%, to $230.8 million for the three months ended March 31, 2015 from $219.0 million for the three months ended March 31, 2014. Gallons sold increased by 12.6 million, or 27%, to 59.9 million gallons for the three months ended March 31, 2015 compared to 47.3 million gallons for the three months ended March 31, 2014. Our average B100 sales price per gallon decreased $0.46, or 13%, to $3.08 for the three months ended March 31, 2015, compared to $3.54 for the three months ended March 31, 2014. The decrease in average sales price contributed to a $21.6 million decrease in revenues for the three months ended March 31, 2015, when applied to the number of gallons sold during the same period of 2014. The increase in gallons sold for the three months ended March 31, 2015 accounted for revenues increase of $44.6 million for the three months ended March 31, 2015 using pricing for the same period of 2014. Sales of separated RIN inventory were $32.5 million for the three months ended March 31, 2015 and $30.0 million for the three months ended March 31, 2014.
Costs of goods sold. Our costs of goods sold increased $39.6 million, or 19%, to $247.1 million for the three months ended March 31, 2015 from $207.5 million for the three months ended March 31, 2014. Costs of goods sold as a percentage of revenues were 107% for the three months ended March 31, 2015 and 95% for the three months ended March 31, 2014. The increase in cost of goods sold as a percentage of revenues during the three months ended March 31, 2015 was primarily due to the expiration of the BTC at December 31, 2014 and lower biodiesel prices as compared to 2014, as the sharp decline in energy prices continued in first quarter 2015 driven mostly by crude oil price declines.
Biomass-based diesel costs of goods sold increased in the three months ended March 31, 2015 due to a 27% increase in gallons sold that offset a slight decrease in average feedstock prices. Average lower cost feedstocks prices were $0.29 per pound for the three months ended March 31, 2015, and $0.32 per pound for the three months ended March 31, 2014. Soybean oil costs were $0.33 per pound for the three months ended March 31, 2015 and $0.40 per pound for the three months ended March 31, 2014. We recorded risk management losses of $0.6 million from our derivative financial instrument activity for the three months ended March 31, 2015, compared to risk management losses of $0.7 million for the three months ended March 31, 2014. Costs of goods sold for separated RIN inventory sales were $40.2 million for the three months ended March 31, 2015 and $19.7 million for the three months ended March 31, 2014.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $16.7 million, or 7% of total revenue, for the three months ended March 31, 2015 and $11.7 million, or 5.3% of total revenue, for the three months ended March 31, 2014. The increase of $5.0 million, or 43%, for the three months ended March 31, 2015 was primarily due to an increase of $2.4 million from international expansion, $1.3 million in employee related expenses as headcount increased from prior year acquisitions supporting growth, $1.2 million increase in legal and professional expenses largely associated with international expansion.
Research and development expense. Our research and development expenses were $3.9 million for the three months ended March 31, 2015, compared to $1.9 million for the three months ended March 31, 2014. The increase in research and development expenses was mainly attributable to increased research and development activities to bring products to market and drive growth, and having the full quarter of activity in 2015 for REG Life Sciences compared to a partial quarter in 2014 due to timing of the acquisition. REG Life Sciences primarily focuses on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
Other income (expense), net. Other expense was $2.5 million for the three months end March 31, 2015, and $0.5 million for the three months ended March 31, 2014. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $0.9 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that the company has a valuation allowance on its deferred tax assets.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(38,304)	$(2,359)
Adjustments:
Income tax (benefit) expense	(897)	(107)
Interest expense	2,743	551
Other (income) expense, net	(565)	(48)
Change in fair value of contingent liability	293	—
Straight-line lease expense	(158)	(163)
Depreciation	5,613	3,004
Amortization	(219)	(185)
Other	197	—
Biodiesel tax credit (1)	—	12,778
Non-cash stock compensation	1,080	1,235
Adjusted EBITDA	$(30,217)	$14,706

(1)
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which reinstated a set of tax extender items including the retroactive reinstatement of the federal biodiesel mixture excise tax credit for 2014 and expired on December 31, 2014. The retroactive credit for 2014 resulted in a net benefit to us that was recognized in the fourth quarter of 2014, however because this credit relates to the full year operating performance and results, we allocated the credit based upon gallons sold among each of the quarters of 2014.

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
Liquidity and Capital Resources
Sources of liquidity. At March 31, 2015, the total of our cash and cash equivalents and our marketable securities was $216.6 million compared to $80.3 million at December 31, 2014. At March 31, 2015, we had total assets of $1,277.9 million compared to $1,372.9 million at December 31, 2014. At March 31, 2015, we had term debt of $252.7 million, compared to term debt of $252.9 million at December 31, 2014. Over $101.3 million of our term debt is fully cash collateralized with a certificate of deposit with Bank of America. There were $1.3 million outstanding borrowings on our revolving lines of credit at March 31, 2015 compared to $16.7 million at December 31, 2014. Availability under the Wells Fargo revolver was $40.0 million as of March 31, 2015. We were in compliance with all restrictive financial covenants associated with the borrowings as of March 31, 2015.

Our term debt (in thousands) are as follows:

	March 31, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$122,512	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in November 2015	1,213	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	19,206	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	4,346	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	4,145	4,226
Other	1,289	1,402
Total debt	$252,711	$252,929
We have disclosed under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2014 the capital resources which materially affect our financial statements. There have been no material changes from the capital resources previous disclosed other than those noted below. You should carefully consider the liquidity and capital resources set forth in our Annual Report on Form 10-K along with the information described below.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash flows provided by operating activities	$164,022	$24,820
Net cash flows provided by (used in) investing activities	10,336	(87,911)
Net cash flows used in financing activities	(23,011)	(13,912)
Net change in cash and cash equivalents	151,347	(77,003)
Cash and cash equivalents, end of period	$213,545	$76,224
In the first quarter of 2015, we received approximately $220.3 million related to the 2014 reinstatement of the BTC while the majority of the related payable amounts remained outstanding at quarter end, which led to a significant increase in operating cash flows, offset by a decline in accounts payable and increase in inventories. Our net cash flows provided by investing activity was impacted by the release of restricted cash used to acquire additional interest in Petrotec, the maturities of certain investments in marketable securities along with expenditures made for continued biorefinery capital improvements. Financing activities were impacted by payments made on our term debt and revolver, in addition to our share repurchase program. Our 2014 financing activities included our convertible senior note issuance, our entering into the related capped call transactions as well as equity issuances to support our acquisition activities and for working capital, among others.
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
During recent years, we completed upgrades to a number of our facilities such as Albert Lea, New Boston, Mason City and Newton. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Commodity Price Risk
Over the period from January 2010 through March 31, 2015, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $5.40 per gallon reported in June 2011 to a low of approximately $2.74 per gallon in March 2015, with prices averaging $4.15 per gallon during this period. Over the period January 2010 to March 31, 2015, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.60 per gallon of biodiesel in April 2011 to a low of $0.2954 per pound, or $2.27 per gallon in January 2015 assuming 7.7 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4576 per pound or $3.52 per gallon. Over the period from January 2010 through March 31, 2015, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.22 per pound in January 2015, with sales prices averaging $0.3683 per pound during this period. Over the period from July 2010 through March 31, 2015, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.88 during this period.
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

	2014 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biodiesel	287.3	gallons	10%	$98.3	(60.8)%
Lower Cost Feedstocks	1,679.7	pounds	10%	$56.1	(34.7)%
Soybean Oil	303.0	pounds	10%	$11.6	(7.2)%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of heating oil would have had a negative effect on the fair value of these instruments of $6.7 million. A 10% adverse change in the price of soybean oil would have had a negative effect on the fair value of these instruments of $0.5 million.
Interest Rate Risk
We are subject to interest rate risk in connection with our $0.7 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.08% at March 31, 2015.
REG Newton is subject to interest rate risk relating to its $19.2 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at March 31, 2015 of 4.17%).
We are subject to interest risk relating to the $100.0 million GOZone bonds, which bears interest at variable rates of daily LIBOR. The interest rate on the bonds was 0.02% at March 31, 2015.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had no borrowings or outstanding amounts at March 31, 2015. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of March 31, 2015 (effective rate at March 31, 2015 of 4.00%).
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2015 was 1.15% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2015 and December 31, 2014, net unrealized gains and losses on these investments were not material.
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

On December 24, 2014, we acquired 69.08% of the outstanding common shares and voting interest of Petrotec. During the three months ended March 31, 2015, we acquired an additional 15.34% ownership of the outstanding common shares and voting interest of Petrotec, bringing the total ownership to 84.42%. Our management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2015, Petrotec's internal control over financial reporting. Petrotec represented less than 5% of our total assets at March 31, 2015 and approximately 13% of our revenues for the three months ended March 31, 2015. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
According to EMTS data, 0.31 billion gallons of biomass-based diesel was produced and imported into the U.S. during the first three months of 2015. As of the date of this filing, the EPA has not finalized the 2014 or 2015 Renewable Volume Obligations, or RVOs. The EPA originally proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. The EPA received significant negative feedback to their proposal number and subsequently issued a "notification in delay in issuing standards." Before the RVO can be finalized, the OMB has to approve EPA’s proposal, based on the same factors outlined above. Due to the delay in publishing the proposal, which the EPA was required to determine and publish by November 30 two years prior, it is possible that the 2014 and 2015 RVOs will be challenged in court which may further delay any final determination of such RVOs, which could reduce the demand for and price of our biomass-based diesel and could harm our revenues and cash flows. In April 2015, the EPA announced in a proposed consent decree to release the 2015 RFS2 target RVO and finalize the 2014 and 2015 targets by November 30, 2015.
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
The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on these tax incentives to bring the price of biomass-based diesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, or BTC. The BTC provided a $1.00 refundable tax credit per gallon of pure biomass-based, or B100, to the first blender of biomass-based with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was reinstated following the lapse in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, expired again December 31, 2013 and was again reinstated on December 19, 2014. Unlike prior reinstatement, this last reinstatement was only for one year, retroactive for 2014, rather than two years as has previously been the case. It is generally understood that Congress decided to only enact a one year extenders package, which included the BTC, because Congress wanted to take up tax reform in 2015. There is no assurance that the BTC will be reinstated. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. It is uncertain what action, if any, Congress may take with respect to reinstating the BTC or when such action might be effective. If Congress does not reinstate the credit, demand for our biomass-based diesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the BTC expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biomass-based diesel inventories and reduced gallons sold in the first quarter of 2012. With the expiration of the BTC at the end of 2013 and 2014, the industry experienced a similar increase in biomass-based diesel production in the fourth quarter of 2013 and 2014, which we believe reduced demand in the first quarter of 2014 and reduced demand on the first quarter of 2015. In response to the regular lapsing and reinstatement of the BTC, the biomass-based diesel industry and its customers have adopted arrangements for sharing the BTC if reinstated.
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

If we are unable to respond to changes in ASTM or customer standards, our ability to sell biomass-based diesel may be harmed.
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
At March 31, 2015, our total term debt was $252.7 million. This includes $122.5 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our newly acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under revolving credit agreements provided by certain financial institutions. At March 31, 2015, there was $1.3 million borrowings made under our revolving lines of credit. See "Note 9 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
Historically, we have generated nearly all of our revenues from the United States. In December 2014, we acquired a 69% interest in Petrotec, which owns two biorefineries in Germany. In March 2015, we acquired additional interest in Petrotec of approximately 15% as a result of a tender offer. There is no assurance that we will be able to acquire additional shares, which could limit our ability to control the operations of Petrotec.
We have no experience operating biorefineries outside of the United States. Our ability to recognize the benefit of our investment in Petrotec, or any other international operations we invest in, will require the attention of management and is subject to a number of risks. Specifically, the biodiesel market in Europe benefits from regulations that encourage the use of biodiesel. As is the case in the United States, these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	protecting and enforcing our intellectual property rights;

•	difficulties in the assimilation and retention of employees;

•	the inability to extend proprietary rights in our technology into new jurisdictions;

•	currency exchange rate fluctuations;

•	general economic and political conditions in foreign jurisdictions;

•	foreign tax consequences;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	export or import regulations; and trade; and

•	tariff restrictions.
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
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico and one non-operational plant near Atlanta, Georgia. We may choose to invest approximately $165 to $180 million in the aggregate, excluding working capital requirements, before these four plants would be able to commence production. Our Clovis plant is currently being operated as a terminal facility. In order to complete construction on these facilities as planned, we will require additional capital. In November 2012, we acquired the above mentioned biomass-based facility near Atlanta, Georgia, which had been idled prior to our acquisition and will remain so until certain repairs or upgrades are made. While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to complete construction of the three partially constructed or non-operational facilities and to fund related working capital requirements. It is uncertain when or if financing will be available. It is also likely that the terms of any project financing would include customary financial and other covenants restricting our project subsidiaries, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2015 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015, we experienced a fire at our Geismar facility and two employees were injured. Our Geismar facility has been shut down since the fire and we expect will remain so while repairs are made for at least another three months. We may experience delays beyond our control in repairing the facility. While we expect a significant portion of the repair costs associated with the Geismar fire will be covered by insurance, our insurance company may dispute coverage. In addition, there can be no assurance that our customers at the Geismar facility will return once production begins again.
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
We face competition from imported biodiesel and renewable hydrocarbon diesel, which may reduce demand for biomass-based diesel produced by us and cause our revenues and profits to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At March 31, 2015, $25.0 million remained available for future stock repurchases under this repurchase program. During the quarter ended March 31, 2015, we repurchased 525,281 shares of our Common Stock under this program

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
February 2015	None	N/A	None	$30,000,000
March 2015	525,281	$9.49	525,281	$25,000,000
On February 27, 2015, we issued 37,966 shares of common stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 7, 2015	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2015	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 7, 2015	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)