Form 10-Q
period 2015-06-30
Renewable Energy Group, Inc.
filed 2015-08-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 31, 2015, the registrant had 43,441,688 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,978	$63,516
Marketable securities	30,225	16,770
Accounts receivable, net (includes amounts owed by related parties of $0 and $36, respectively)	59,888	294,669
Inventories	95,166	97,508
Deferred income taxes	12	—
Prepaid expenses and other assets	41,943	43,135
Restricted cash	—	12,845
Total current assets	298,212	528,443
Property, plant and equipment, net	500,516	493,196
Goodwill	191,444	188,275
Intangible assets, net	28,508	28,837
Investments	10,331	9,736
Other assets	17,578	19,586
Restricted cash	106,815	104,815
TOTAL ASSETS	$1,153,404	$1,372,888
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$26,340	$16,679
Current maturities of long-term debt	5,940	5,746
Accounts payable (includes amounts owed to related parties of $0 and $1,101, respectively)	62,175	202,821
Accrued expenses and other liabilities	16,002	28,486
Deferred income taxes	11,150	14,899
Deferred revenue	—	16,680
Total current liabilities	121,607	285,311
Unfavorable lease obligation	18,257	19,170
Deferred income taxes	12,119	6,905
Contingent consideration for acquisitions	29,681	30,091
Long-term debt	247,001	247,183
Other liabilities	4,076	5,566
Total liabilities	432,741	594,226
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 43,441,688 and 44,422,881 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	455,757	453,109
Retained earnings	280,975	321,083
Accumulated other comprehensive loss	(3,332)	(11)
Treasury stock (1,843,785 and 585,150 shares outstanding, respectively)	(16,530)	(4,412)
Total equity attributable to the Company's shareholders	716,874	769,773
Non-controlling interest	3,789	8,889
Total equity	720,663	778,662
TOTAL LIABILITIES AND EQUITY	$1,153,404	$1,372,888
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES:
Biomass-based diesel sales	$366,455	$327,837	$587,481	$536,959
Biomass-based diesel government incentives	7,278	5,022	17,066	14,912
	373,733	332,859	604,547	551,871
Services	29	59	133	87
	373,762	332,918	604,680	551,958
COSTS OF GOODS SOLD:
Biomass-based diesel	357,832	303,462	600,342	503,767
Biomass-based diesel—related parties	—	14,283	4,542	21,429
Services	23	22	84	47
	357,855	317,767	604,968	525,243
GROSS PROFIT (LOSS)	15,907	15,151	(288)	26,715
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,359	12,410	32,034	24,064
RESEARCH AND DEVELOPMENT EXPENSE	4,390	3,217	8,250	5,090
LOSS FROM OPERATIONS	(3,842)	(476)	(40,572)	(2,439)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	2,121	384	1,828	384
Other income, net	1,779	384	2,344	432
Interest expense	(2,928)	(1,204)	(5,671)	(1,755)
	972	(436)	(1,499)	(939)
LOSS BEFORE INCOME TAXES	(2,870)	(912)	(42,071)	(3,378)
INCOME TAX BENEFIT	707	11,919	1,604	12,026
NET INCOME (LOSS)	(2,163)	11,007	(40,467)	8,648
LESS—NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(162)	—	(359)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(2,001)	11,007	(40,108)	8,648
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	—	378
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	—	—	—	(40)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(172)	—	(128)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(2,001)	$10,835	$(40,108)	$8,858
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.05)	$0.27	$(0.91)	$0.23
DILUTED	$(0.05)	$0.27	$(0.91)	$0.22
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	43,736,366	39,939,346	44,048,017	39,119,430
DILUTED	43,736,366	39,954,587	44,048,017	39,129,136
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$(2,163)	$11,007	$(40,467)	$8,648
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	(24)	30	(15)	(22)
Foreign currency translation adjustments	765	—	(3,876)	—
Other comprehensive income (loss)	741	30	(3,891)	(22)
Comprehensive income (loss)	(1,422)	11,037	(44,358)	8,626
Less—Comprehensive income (loss) attributable to noncontrolling interest	(570)	—	(570)	—
Comprehensive income (loss) attributable to the Company	$(852)	$11,037	$(43,788)	$8,626
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands, except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$—	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	—	378
Issuance of common stock in acquisition (net of issuance costs of $884)	—	—	5,724,172	—	60,201	—	—	—	—	60,201
Conversion of restricted stock units to common stock	—	—	24,906	—	—	—	—	—	—	—
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $881)	—	—	—	—	19,068	—	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	—	(11,904)
Stock compensation expense	—	—	—	—	2,649	—	—	—	—	2,649
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	—	(40)
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(22)	—	—	(22)
Net income	—	—	—	—	—	8,648	—	—	—	8,648
BALANCE, June 30, 2014	—	$—	42,306,595	$4	$430,437	$247,120	$(22)	$(3,886)	$—	$673,653
BALANCE, January 1, 2015	—	$—	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	—	—	37,966	—	412	—	—	—	—	412
Conversion of restricted stock units to common stock (net of 64,978 shares of treasury stock purchased)	—	—	174,498	—	—	—	—	(599)	—	(599)
Treasury stock purchases	—	—	(1,193,657)	—	—	—	—	(11,519)	—	(11,519)
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	(4,171)	(4,171)
Stock compensation expense	—	—	—	—	2,236	—	—	—	—	2,236
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(15)	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,306)	—	(570)	(3,876)
Net loss	—	—	—	—	—	(40,108)	—	—	(359)	(40,467)
BALANCE, June 30, 2015	—	$—	43,441,688	$4	$455,757	$280,975	$(3,332)	$(16,530)	$3,789	$720,663
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,467)	$8,648
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	11,747	6,194
Amortization expense of assets and liabilities, net	213	(155)
Accretion of convertible note discount	2,327	351
Amortization of marketable securities	103	—
Change in fair value of contingent consideration	(1,828)	(384)
Provision for doubtful accounts	(986)	(33)
Stock compensation expense	2,236	2,649
Deferred tax benefit	(1,749)	(12,810)
Other operating activities	(11)	257
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	246,260	35,070
Inventories	1,473	17,610
Prepaid expenses and other assets	(987)	(12,637)
Accounts payable	(141,340)	(2,769)
Accrued expenses and other liabilities	(10,028)	(5,319)
Deferred revenue	(16,680)	(12,499)
Net cash flows provided by operating activities	50,283	24,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(52,153)	(70,553)
Cash received from maturities of marketable securities	38,597	—
Change in restricted cash	10,845	(101,315)
Cash paid for purchase of property, plant and equipment	(27,707)	(32,310)
Cash paid for acquisitions and additional interests, net of cash acquired	(4,171)	(31,469)
Other investing activities	—	27
Net cash flows used in investing activities	(34,589)	(235,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on lines of credit	9,661	8,839
Cash received from issuance of debt	411	143,750
Cash paid for capped call transactions	—	(11,904)
Cash paid on debt	(2,673)	(17,285)
Cash paid for debt issuance costs	(365)	(3,904)
Cash paid for equity issuance costs	—	(1,522)
Cash paid for treasury stock	(12,118)	(529)
Cash paid for preferred stock dividends	—	(40)
Cash paid for redemption of preferred stock	—	(3,562)
Cash paid for contingent consideration settlement	(1,995)	—
Net cash flows provided by (used in) financing activities	(7,079)	113,843
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,615	(97,604)
CASH AND CASH EQUIVALENTS, Beginning of period	63,516	153,227
Effect of exchange rate changes on cash	(1,153)	—
CASH AND CASH EQUIVALENTS, End of period	$70,978	$55,623
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid/(received) for income taxes	$(44)	$84
Cash paid for interest	$3,372	$1,059
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$8,812	$4,700
Debt issuance cost	$14	$469
Incentive stock liability for raw material supply agreement	$159	$206
Equity issuance costs		$218
Issuance of common stock for acquisitions		$61,085
Contingent consideration for acquisitions		$45,950
Debt assumed in acquisition		$113,553
Gain on redemption of preferred stock		$378
Impairment of property, plant and equipment	$11,027
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2015 and 2014
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the Company), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 6, 2015. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of June 30, 2015, the Company operates a network of nine operating biomass-based diesel production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
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
Restricted Cash
At June 30, 2015, current restricted cash was $0. At December 31, 2014, current restricted cash was $12,845, which was held in certificates of deposit as pledges for a letter of credit to support a subsidiary's trade activities and the Company's tender offer to acquire the remaining interest at Petrotec. Non-current restricted cash consists of $101,315 as of June 30, 2015 and December 31, 2014, respectively, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, at June 30, 2015 and December 31, 2014, non-current restricted cash included amounts of $5,500 and $3,500, respectively, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit to support a subsidiary's trade activities. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. At June 30, 2015, most outstanding receivable amounts related to the 2014 biodiesel mixture excise tax credit reinstatement were received.
Property, Plant and Equipment

Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets of approximately $11,027 were impaired as a result of the fire. As of the date of this report, the Company has recovered an interim receivable amount of $5,000 from insurance for the property damage and believes it is probable that it will recover the remaining costs under its insurance policies. As such, an amount equal to the estimated impairment loss was recorded as part of accounts receivable on the Condensed Consolidated Balance Sheets at June 30, 2015 and no impact on earnings was recognized. The Company intends to file insurance claims under its business interruption policies as a result of the business interruption it experienced in connection with the fire at the Geismar facility. As a result, the full amount of proceeds to be received has not been determined and no amounts related to business interruption insurance have been recognized in earnings at June 30, 2015.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The 2014 annual impairment test determined that the fair value of the biomass-based diesel reporting unit exceeded its carrying value by approximately 7% and the services reporting unit exceeded its carrying value by approximately 66%. The Company also reviewed goodwill recorded from the acquisitions of LS9, Inc., Syntroleum Corporation and Dynamic Fuels, LLC during the annual impairment testing. There have been no impairment indicators in the first six months of 2015 that indicate an additional assessment needs to be performed.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of Common Stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the six months ended June 30, 2015, the Company repurchased shares of Common Stock in the amount of $11,519 under this share repurchase program.
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
With regard to non-US subsidiaries, the Company will indefinitely reinvest any future earnings outside of the U.S. and currently does not have any undistributed earnings.
New Accounting Standards
In April 2015, the FASB issued ASU 2015-03 simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
In July 2015, the FASB decided to defer by one year the effective dates of the new revenue recognition standard as provided by the ASU 2014-09, Revenue from Contracts with Customers: Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs—Contracts with Customers. Early adoption is permitted for all entities, but not before the original public entity effective date. For public companies, the update will now be effective for interim and annual periods beginning after December 15, 2017. The Company is currently continuing to assess the impact that this guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS AND EQUITY TRANSACTIONS
Petrotec AG
On December 24, 2014, the Company acquired 69.08% of the outstanding common shares and voting interest of Petrotec. The results of Petrotec’s operations have been included in the consolidated financial statements since that date. The Company has not completed its initial accounting for this business combination as the valuation of the real and personal property and goodwill has not been finalized.
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
The Company recognized $1,289 of acquisition related costs that were expensed in the last quarter of 2014. In addition, during the six months ended June 30, 2015, the Company acquired additional common shares of Petrotec as part of the cash tender offer and open market purchases for $4,171. At June 30, 2015, the Company owned 84.91% of the outstanding common shares and voting interest of Petrotec.
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
NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of June 30, 2015
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$6,979	$1	$—	$6,980
Corporate bonds	Within one year	23,032	—	(27)	23,005
Certificates of deposit	Within one year	240	—	—	240
Total		$30,251	$1	$(27)	$30,225

	As of December 31, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Corporate bonds	Within one year	$6,781	$—	$(6)	$6,775
Certificates of deposit	Within one year	10,000	—	(5)	9,995
Total		$16,781	$—	$(11)	$16,770

NOTE 5 — INVENTORIES
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$37,263	$23,117
Work in process	3,132	2,879
Finished goods	54,771	71,512
Total	$95,166	$97,508
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2015	December 31, 2014
Commodity derivatives and related collateral, net	$8,093	$12,938
Prepaid expenses	6,650	7,901
Deposits	3,948	4,481
RIN inventory	17,459	10,795
Taxes receivable	2,062	2,843
Other	3,731	4,177
Total	$41,943	$43,135
RIN inventory values were adjusted in the amounts of $695 and $1,042 at June 30, 2015 and December 31, 2014, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	June 30, 2015	December 31, 2014
Debt issuance costs (net of accumulated amortization of $1,653 and $1,474, respectively)	$4,556	$5,152
Spare parts inventory	3,410	3,440
Deposits	3,370	4,370
Other	6,242	6,624
Total	$17,578	$19,586
NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and the changes in goodwill for the six months ended June 30, 2015:

	Biomass-based diesel	Services	Total
Balance, December 31, 2014	$172,195	$16,080	$188,275
Finalization of purchase accounting	3,202	—	3,202
Effect of exchange rate changes on goodwill	(33)	—	(33)
Balance, June 30, 2015	$175,364	$16,080	$191,444
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,073	$(1,318)	$4,755	10.5 years
Renewable hydrocarbon diesel technology	8,300	(599)	7,701	14.0 years
Ground lease	200	(104)	96	6.4 years
Total amortizing intangibles	14,573	(2,021)	12,552
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,529	$(2,021)	$28,508

	December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,914	$(1,113)	$4,801	11.0 years
Renewable hydrocarbon diesel technology	8,300	(323)	7,977	14.5 years
Ground lease	200	(97)	103	6.9 years
Total amortizing intangibles	14,414	(1,533)	12,881
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,370	$(1,533)	$28,837
The Company recorded intangible amortization expense of $252 and $489 for the three and six months ended June 30, 2015, respectively and $93 and $177 for the three and six months ended June 30, 2014, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2021 and thereafter is as follows:

July 1, 2015 through December 31, 2015	$515
2016	1,044
2017	1,058
2018	1,073
2019	1,088
2020	1,104
2021 and thereafter	6,670
Total	$12,552
NOTE 9 — DEBT
The Company’s debt is as follows:

	June 30, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$123,681	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in December 2017	763	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	18,548	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	4,126	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	4,065	4,226
Other	1,758	1,402
Total debt	$252,941	$252,929

Revolving Lines of Credit

	June 30, 2015	December 31, 2014
Amount borrowed under revolving lines of credit	$26,340	$16,679
Maximum available to be borrowed under revolving line of credit	$7,984	$20,719
NOTE 10 — RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative (West Central) is no longer a related party as West Central no longer holds ten percent or more of the Company’s outstanding Common Stock nor a board seat on the Company board.

Summary of Related Party Balances - Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cost of goods sold – Biomass-based diesel	$—	$14,283	$4,542	$21,429
Selling, general and administrative expenses	$—	$39	$—	$39

Summary of Related Party Balances - Condensed Consolidated Balance Sheets
	As of June 30, 2015	As of December 31, 2014
Accounts receivable	$—	$36
Accounts payable	$—	$1,101
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2015, the Company had 3,655 open commodity contracts.
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

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$4,058	$594	$14,901	$205
Cash collateral	4,629	—	2,870	4,628
Total gross amount recognized	8,687	594	17,771	4,833
Gross amounts offset	(594)	(594)	(4,833)	(4,833)
Net amount reported in the condensed consolidated balance sheet	$8,093	$—	$12,938	$—

The following table sets forth the commodity contract derivatives gains (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(3,570)	$(2,744)	$(3,990)	$(3,438)
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$1,690	$1,690	$—	$—
Certificates of deposit	240	—	240	—
Commercial paper	6,980	—	6,980	—
Commercial notes/bonds	23,005	—	23,005	—
Commodity contract derivatives	3,464	847	2,617	—
Contingent consideration for LS9 acquisition	(6,159)	—	—	(6,159)
Contingent consideration for Dynamic Fuels acquisition	(29,337)	—	—	(29,337)
	$(117)	$2,537	$32,842	$(35,496)

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$302	$302	$—	$—
Certificates of deposit	9,995	—	9,995	—
Commercial notes/bond	6,775	—	6,775	—
Commodity contract derivatives	14,696	6,885	7,811	—
Contingent consideration for LS9 acquisition	(8,624)	—	—	(8,624)
Contingent consideration of Dynamic Fuels acquisition	(30,695)	—	—	(30,695)
	$(7,551)	$7,187	$24,581	$(39,319)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at beginning of period, January 1, 2015	$8,624	$30,695
Change in estimates included in earnings	(31)	324
Settlements	—	(1,052)
Balance at end of period, March 31, 2015	8,593	29,967
Change in estimates included in earnings	(2,434)	313
Settlements	—	(943)
Balance at end of period, June 30, 2015	$6,159	$29,337

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at beginning of period, January 1, 2014	$—	$—
Fair value of contingent consideration at measurement date	17,050	—
Balance at end of period, March 31, 2014	17,050	—
Fair value of contingent consideration at measurement date	—	28,900
Change in estimates included in earnings	(384)	—
Settlements	—	—
Balance at end of period, June 30, 2014	$16,666	$28,900
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2015		As of December 31, 2014
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(279,281)	$(276,788)	$(269,608)	$(270,331)
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
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include certificates of deposit, commercial papers and commercial notes/bonds are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices, e.g., interest rates and yield curves. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.
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
NOTE 13 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and restricted stock units (RSUs).
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Options to purchase common stock	87,026	87,026	87,026	87,026
Stock appreciation rights	2,433,636	1,129,018	2,119,168	1,389,189
Warrants to purchase common stock	—	17,916	—	17,916
Convertible notes	10,838,218	5,419,109	10,838,218	5,419,109
Total	13,358,880	6,653,069	13,044,412	6,913,240
The following table presents the calculation of diluted net loss per share:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss) attributable to the Company’s common stockholders - Basic	$(2,001)	$10,835	$(40,108)	$8,858
Plus: distributed dividends to Preferred Stockholders	—	—	—	40
Less: effect of participating securities	—	—	—	(406)
Net income (loss) attributable to common stockholders - Dilutive	$(2,001)	$10,835	$(40,108)	$8,492
Shares:
Weighted-average shares used to compute basic net income (loss) per share	43,736,366	39,939,346	44,048,017	39,119,430
Adjustment to reflect stock appreciation right conversions	—	15,241	—	9,706
Weighted-average shares used to compute diluted net income (loss) per share	43,736,366	39,954,587	44,048,017	39,129,136
Net income (loss) per share attributable to common stockholders:
Diluted	$(0.05)	$0.27	$(0.91)	$0.22

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
The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net revenues:
Biomass-based diesel	$373,733	$332,859	$604,547	$551,871
Services	31,489	26,066	50,300	46,590
Intersegment revenues	(31,460)	(26,007)	(50,167)	(46,503)
	$373,762	$332,918	$604,680	$551,958
Income (loss) before income taxes:
Biomass-based diesel	$11,511	$15,114	$(8,588)	$26,675
Services	6	37	49	40
Corporate and other (a)	(14,387)	(16,063)	(33,532)	(30,093)
	$(2,870)	$(912)	$(42,071)	$(3,378)
Depreciation and amortization expense, net:
Biomass-based diesel	$5,450	$2,836	$10,658	$5,425
Services	76	52	138	93
Corporate and other (a)	708	268	1,164	521
	$6,234	$3,156	$11,960	$6,039
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$15,055	$18,352	$25,545	$30,906
Services	403	631	1,125	631
Corporate and other (a)	72	554	1,037	773
	$15,530	$19,537	$27,707	$32,310

	As of June 30, 2015	As of December 31, 2014
Assets:
Biomass-based diesel	$912,649	$899,211
Services	21,476	20,750
Corporate and other (b)	219,279	452,927
	$1,153,404	$1,372,888

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net revenues:
United States	$335,681	$332,918	$536,606	$551,958
Foreign	38,081	—	68,074	—
	$373,762	$332,918	$604,680	$551,958

	As of June 30, 2015	As of December 31, 2014
Long-lived assets:
United States	$478,320	$468,170
Foreign	22,196	25,026
	$500,516	$493,196
NOTE 15 — COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 16 — SUBSEQUENT EVENTS
On July 16, 2015, the Company and its wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC entered into Amendment No. 9 (the “Amendment”) to that certain Credit Agreement, dated as of December 23, 2011 (as further amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, which increased the total maximum revolving loan commitments thereunder from $40,000 to $60,000. In addition, among other more minor changes, the Amendment adjusted the interest rate margins, reduced the unused line fee from 0.50% to 0.375%, and increased the letter of credit sub-facility as of any date of determination from $10,000 to $25,000.
On July 31, 2015, the Company entered into an asset purchase agreement with Imperium Renewables, Inc. (“Imperium”) pursuant to which it has agreed to acquire substantially all the assets of Imperium, including a 100-million gallon nameplate capacity biomass-based diesel refinery and deepwater port terminal at the Port of Grays Harbor, Washington.
Under the terms of the agreement, the Company will pay Imperium $15,000 in cash and issue 1,500,000 shares of its Common Stock in exchange for substantially all of Imperium’s assets. In addition to these payments, the Company will pay either $1,750 in cash or 175,000 shares of its Common Stock at closing as elected by the Company. For two years post-closing, Imperium may receive up to a $0.05/gallon payment for biomass-based diesel produced and sold. In addition at closing, Imperium will retain its net working capital value of approximately $25,000. The Company will also assume $5,200 of Imperium’s debt from Umpqua Bank, which has agreed to provide REG Grays Harbor, LLC, a wholly-owned subsidiary of the Company with an additional loan capacity of up to $5,000 to fund capital expenditures and improvements at the Grays Harbor facility. Closing is subject to satisfaction of customary closing conditions.

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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We are a leading advanced biofuels producer and are expanding into the development of renewable chemicals. We have been a leader in the biomass-based diesel industry since 1996. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals. We own and operate nine biomass-based diesel, or biodiesel and renewable hydrocarbon diesel, production facilities with aggregate nameplate production capacity of 332 million gallons per year, or mmgy, as well as one fermentation facility.
We expanded into the production of renewable chemicals, additional advanced biofuels and other products through our acquisition of LS9, Inc.'s assets in January 2014 and the creation of REG Life Sciences, LLC. This industrial biotechnology business is a development stage company focusing on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations. We expanded our sales of additional biofuel blends to Midwest terminal locations and look to potentially expand to other areas across North America.

We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner and began operating again by us in October 2014 after our completion of certain upgrades.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During the first quarter 2015, we acquired additional shares in Petrotec through a previously filed and closed cash tender offer. During the second quarter 2015, we acquired additional shares in Petrotec on the open market. Petrotec is a fully-integrated company utilizing more than 15,000 collection points to gather used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy (185,000 metric tons or MT).
On July 31, 2015, we entered into an agreement to acquire substantially all of the assets of Imperium Renewables, in the Port of Grays Harbor, Washington. Imperium operated one of the largest biodiesel refineries in terms of nameplate capacity in the nation. The Grays Harbor biorefinery has a 100 million gallon per year nameplate capacity. To date, its primary feedstock has been canola oil sourced nearby in the Pacific Northwest. This biorefinery is a great fit for us, since it expands our production fleet to the western coast, adds to our extensive distribution network, and is a strategically important location. The renamed REG Grays Harbor, LLC increases our North American nameplate production capacity by nearly one third, strengthening our leadership position in the industry. The facility has a deep-water port terminal, as well as rail access, which will allow feedstock and biofuel to be shipped or railed in and out.
For the three and six months ended June 30, 2015, we sold 96 and 156 million total gallons, including six and ten million gallons of biomass-based diesel that we purchased from third parties and resold, 10 and 19 million international biomass-based diesel gallons from our majority owned investment in Petrotec and four and eight million petroleum-based diesel gallons, respectively. During 2014, we sold a total of 287 million total gallons, including 42 million gallons of biomass-based diesel we purchased from third parties and resold and four million petroleum-based diesel gallons.
We derive revenues from two reportable business segments: Biomass-based diesel and Services.
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Emden, Germany since its majority ownership of Petrotec was acquired in December 2014;

•	a 26 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany since its majority ownership of Petrotec was acquired in December 2014; and

•	a demonstration scale fermentation facility located in Okeechobee, Florida since its acquisition in January 2014.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2014 and for the three and six months ended June 30, 2015, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues.

RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets of approximately $11 million were impaired as a result of the fire. As of the date of this report, the Company has recovered an interim receivable amount of $5 million from insurance for the property damage and believes it is probable that it will recover the remaining costs under its insurance policies. The Company intends to file insurance claims under its business interruption policies as a result of the business interruption it experienced in connection with the fire at the Geismar facility. As a result, the full amount of proceeds to be received has not been determined at June 30, 2015. Our Geismar facility has been shut down since the fire and we expect will remain so while repairs are completed during the third quarter 2015. We estimate the margin or EBITDA impact during the second quarter associated with the Geismar fire was approximately negative $7 million.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as Albert Lea, New Boston, Mason City and Newton. Currently, we are working on a $31 million upgrade to our Danville facility. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel RINs meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. The RFS2 program required the domestic use of one billion gallons of biomass-based diesel in 2012 and 1.28 billion gallons in 2013. On May 29, 2015, the EPA released its proposed 2014 through 2017 RFS targets whereby it proposed that the 2014, 2015, 2016 and 2017 biomass-based diesel RVO be 1.63 billion, 1.70 billion, 1.80 billion and 1.90 billion gallons, respectively. The EPA agreed to finalize the 2014 and 2015 by November 30, 2015. Additionally, within this announcement, the EPA indicated that they would finalize the RFS standards for 2016 on the same timeline.

Volumes of biomass-based diesel produced and imported into the United States, in general, increased each year from 2010 to 2014. Based upon the recent announcement made by the EPA noted above, volumes for 2015 through 2017 is expeted to grow. According to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2014. In the first half of 2015, according to EMTS data, 0.80 billion gallons of biomass-based diesel was produced and imported into the U.S., compared to 0.78 billion in the first six months of 2014.
The Biodiesel Mixture Excise Tax Credit, or BTC, provided a $1.00 refundable tax credit per gallon of 100% pure biomass-based diesel, or B100, to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005 and then lapsed December 31, 2009 before being reinstated retroactively for 2010 and prospectively for 2011 on December 17, 2010. The BTC again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC expired again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. Unlike prior years, Congress did not grant a two year reinstatement, but rather only reinstated the BTC for 2014. Accordingly, the BTC expired again on December 31, 2014. We recognized a net benefit from the BTC of $78.8 million in 2014 and expect to recognize a net benefit of $16.5 million in 2015 relating to 2014 activity. In July 2015, the Senate Finance Committee approved an amendment to the tax extenders package that would convert the $1 per gallon biodiesel tax credit to a production tax credit. The amendment would convert the credit to a $1 per gallon biodiesel producers tax credit, beginning January 1, 2016, for fuel produced by a North American producer. The next step is for the House of Representatives to address the extenders package. However, it is still uncertain whether the BTC will be reinstated and if reinstated, whether or not it would be reinstated retroactively and prospectively. The expiration of the BTC, along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing has had a significant impact on our biomass-based diesel pricing. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15 per gallon, or 34%, per gallon in December. There was a significant decline in RIN prices during the second and third quarters of 2014, but the prices went back up in the fourth quarter and finished the year at their peak. During the first six months of 2015, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by the Jacobsen, from a low of $1.16 per gallon or 39% in March to a high of $1.55 per gallon or 53% in January following the release by EPA of its proposed RVO targets for 2014 through 2017.
The changes in the value of RINs during the first six months of 2015 resulted in a $0.7 million write-down to lower of cost or market on the quarter end RIN inventory acquired from third party transactions that occurred throughout the period. See “Note 6 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory has not had a material effect on margins from period to period.
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
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to June 30, 2015. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between the two, from December 2011 to June 30, 2015.

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
Energy prices have continued to decline during the first half of 2015, which has been mainly driven by a decrease in crude oil prices. Feedstock prices traded in a sideways-pattern in the first half of 2015 and trended higher toward the end of the second quarter. US cattle slaughter numbers continued at a historically low rate as a result of the two year drought in the southern plains. During the first half of 2015, hog slaughter numbers continued to increase year over year. A record corn and soybean harvest coupled with lower energy prices helped push feedstock prices lower in the last-half of 2014. From July 1, 2015 through the date of this report, energy prices have declined greater than feedstock prices on a per gallon basis.

Risk Management
The profitability of the biomass-based diesel production business largely depends on the spread between prices for feedstocks and biomass-based diesel, including RINs, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil, inedible animal fat, soybean oil and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and reviews.
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2014 and the first six months of 2015. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited ability to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $3.6 million and $4.0 million from our derivative financial instrument activity for the three and six months ended June 30, 2015, respectively, compared to losses of $2.7 million and $3.4 million for the three and six months ended June 30, 2014, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss. Over the first six months of 2015, we had risk management losses of approximately $0.03 per gallon sold. Over the last three years, risk management gains have represented income of approximately $0.07 per gallon sold.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination and our costs of shipping increases as more biodiesel is transported to warmer climate states during winter.
RIN prices may also be subject to seasonal fluctuations. A RIN is dated for the calendar year in which it is generated. Since only 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and can be expected to increase if it is undersupplied.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 consumption requirements. Consumption of biomass-based diesel in 2011, 2012 and 2013 was in excess of a continued expanding RFS2 volume requirements. As reported by EMTS, biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion gallons. On May 29, 2015, the EPA released its proposed 2014 through 2017 RFS targets whereby it proposed that the 2014, 2015, 2016 and 2017 biomass-based diesel RVO be 1.63 billion, 1.70 billion, 1.80 billion and 1.90 billion gallons, respectively. The EPA agreed to finalize the 2014 and 2015 by November 30, 2015. Additionally, within this announcement, the EPA indicated that they would finalize the RFS standards for 2016 on the same timeline. Biomass-based diesel consumption, as reported by EMTS, was flat when comparing 2013 gallons produced and imported to the 1.75 billion gallons produced and imported during 2014. In the first six months of 2015, according to EMTS data, 0.80 billion gallons of biomass-based diesel was produced and imported into the U.S., which was similar to the amounts in the first six months of 2014.
During 2013 and 2014, the amount of imported gallons qualifying under RFS2 has increased. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation.
Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. We saw a decline in RIN prices in the first three quarters of 2014, as production rates exceeded the then proposed, yet delayed issuance and not yet finalized, RVO target. During 2015, according to OPIS, RINs prices began the year at $0.92 per RIN, declined in the first few months, went back up with the EPA's release of the proposed RVO targets for 2014 to 2016 and finally closed June lower at $0.83 per RIN.
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
The annual impairment tests as of July 31, 2014 determined that the fair value at the Biomass-based diesel reporting unit exceeded its value by approximately 7% and the Services reporting unit exceeded its value by approximately 66%. We also reviewed goodwill recorded from the acquisitions of LS9, Inc., Syntroleum Corporation and Dynamic Fuels, LLC at July 31, 2014 and determined no impairment was needed. No impairment of goodwill was recorded at June 30, 2015 or during 2014. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our Common Stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
Results of Operations
Three and six months ended June 30, 2015 and 2014
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gallons sold	96.1	77.2	155.9	124.4
Average B100 price per gallon	3.13	3.67	$3.11	$3.62

Revenues	$373,762	$332,918	$604,680	$551,958
Cost of goods sold	357,855	317,767	604,968	525,243
Gross profit (loss)	15,907	15,151	(288)	26,715
Selling, general and administrative expenses	15,359	12,410	32,034	24,064
Research and development expense	4,390	3,217	8,250	5,090
Loss from operations	(3,842)	(476)	(40,572)	(2,439)
Other income (expenses), net	972	(436)	(1,499)	(939)
Income tax benefit	707	11,919	1,604	12,026
Net income (loss)	(2,163)	11,007	(40,467)	8,648
Less: Net loss attributable to noncontrolling interests	(162)	—	(359)	—
Net income (loss) attributable to the Company	(2,001)	11,007	(40,108)	8,648
Gain on redemption of preferred stock	—	—	—	378
Distributed and undistributed dividends to preferred stockholders	—	—	—	(40)
Effect of participating share-based awards	—	(172)	—	(128)
Net income (loss) attributable to the Company's common stockholders	$(2,001)	$10,835	$(40,108)	$8,858

Revenues. Our total revenues increased $40.8 million, or 12%, and $52.7 million, or 10%, to $373.8 million and $604.7 million for the three and six months ended June 30, 2015, respectively, from $332.9 million and $552.0 million for the three and six months ended June 30, 2014, respectively. This increase was primarily due to the increase in the gallons sold during the quarter and for the first half of the year resulting from our expansion into renewable hydrocarbon diesel and international sales from our majority owned investment in Petrotec. The increase was offset by decreasing biomass-based diesel prices, which were primarily impacted from the continued decline in crude oil prices and the reductions in biomass-based diesel government incentives resulting from the expiration of the biodiesel mixture excise tax credit, or BTC on December 31, 2014.
Biomass-based diesel revenues including government incentives increased approximately $40.9 million, or 12%, and $52.7 million, or 10% to $373.7 million and $604.5 million for the three and six months ended June 30, 2015, respectively, from $332.9 million and $551.9 million for the three and six months ended June 30, 2014, respectively. In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. Gallons sold increased by 18.9 million, or 24%, and 31.5 million, or 25% to 96.1 million and 155.9 million gallons for the three and six months ended June 30, 2015, respectively, compared to 77.2 and 124.4 million gallons for the three and six months ended June 30, 2014, respectively. Our average B100 sales price per gallon decreased $0.54, or 15%, and $0.51, or 14%, to $3.13 and $3.11 for the three and six months ended June 30, 2015, respectively, compared to $3.67 and $3.62 for the three and six months ended June 30, 2014, respectively. The decrease in average sales price contributed to a $41.7 million and $63.4 million decrease in revenues for the three and six months ended June 30, 2015, respectively, when applied to the number of gallons sold during the same period of 2014. The increase in gallons sold for the three and six months ended June 30, 2015 accounted for revenues increase of $69.4 million and $114.0 million for the three and six months ended June 30, 2015, respectively, using pricing for the same period of 2014. Sales of separated RIN inventory were $48.0 million and $80.6 million for the three and six months ended June 30, 2015, respectively and $23.0 million and $52.9 million for the three and six months ended June 30, 2014, respectively.
Costs of goods sold. Our costs of goods sold increased approximately $40.1 million, or 13% and $79.7 million, or 15%, to $357.9 million and $605.0 million for the three and six months ended June 30, 2015, respectively, from $317.8 million and $525.2 million for the three and six months ended June 30, 2014, respectively. Costs of goods sold as a percentage of revenues were 96% and 100% for the three and six months ended June 30, 2015, respectively, and 95% for both the three and six months ended June 30, 2014. The increase in cost of goods sold as a percentage of revenues during the three months and six months ended June 30, 2015 was primarily due to declining energy prices, the expiration of the BTC on December 31, 2014 and lower biomass-based diesel prices as compared to 2014 and the prices of feedstocks traded relatively flat in the first half of 2015. In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. We estimate the margin or EBITDA impact during the second quarter associated with the Geismar fire was approximately negative $7 million.
Biomass-based diesel costs of goods sold increased in the three months and six months ended June 30, 2015 due to a 24% and 25% increase in gallons sold, respectively, that offset a slight decrease in average feedstock prices. Average lower cost feedstocks prices were $0.28 per pound for both the three and six months ended June 30, 2015, respectively, and $0.37 and $0.34 per pound for the three and six months ended June 30, 2014, respectively. Soybean oil costs were $0.33 per pound for both the three and six months ended June 30, 2015, and $0.40 per pound for both the three and six months ended June 30, 2014. We recorded risk management losses of $3.6 million and $4.0 million from our derivative financial instrument activity for the three and six months ended June 30, 2015, respectively, compared to risk management losses of $2.7 million and $3.4 million for the three and six months ended June 30, 2014, respectively. Costs of goods sold for separated RIN inventory sales were $50.2 million and $90.4 million for the three and six months ended June 30, 2015 and $24.3 million and $44.0 million for the three and six months ended June 30, 2014, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $15.4 million and $32.0 million, or 4%, and 5% of total revenue, for the three and six months ended June 30, 2015, respectively, and $12.4 million and $24.1 million, or 4%, and 4% of total revenue, for the three and six months ended June 30, 2014, respectively. The increase of $3.0 million, or 24%, and approximately $8.0 million or 33%, for the three and six months ended June 30, 2015, respectively, was primarily due to an increase of $2.7 million and $4.8 million, respectively, from international expansion, $0.8 million and $2.1 million, respectively, in employee related expenses as headcount increased from prior year acquisitions supporting growth, $1.2 million and $2.4 million increase, respectively, in legal and professional expenses largely associated with international expansion and to support our growth. These increases were offset slightly by a decrease in bad debt expense.
Research and development expense. Our research and development expenses were $4.4 million and $8.3 million for the three and six months ended June 30, 2015, respectively, compared to $3.2 million and $5.1 million for the three and six months ended June 30, 2014, respectively. The increase in research and development expenses was mainly attributable to increased research and development activities to bring products to market and drive growth, primarily in regards to our REG Life Sciences business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
Other income (expense), net. Other income was $1.0 million and other expense was $1.5 million for the three and six months ended June 30, 2015, respectively, and other expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $0.7 million and $1.6 million for the three and six months ended June 30, 2015, respectively, and $11.9 million and $12.0 million for the three and six months ended June 30, 2014, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on its deferred tax assets.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$(2,163)	$11,007	$(40,467)	$8,648
Adjustments:
Income tax (benefit) expense	(707)	(11,919)	(1,604)	(12,026)
Interest expense	2,928	1,204	5,671	1,755
Other (income) expense, net	(1,779)	(384)	(2,344)	(432)
Change in fair value of contingent liability	(2,121)	(384)	(1,828)	(384)
Straight-line lease expense	(145)	(150)	(303)	(313)
Depreciation	6,134	3,190	11,747	6,194
Amortization	(206)	(184)	(425)	(369)
Lease cancellation	—	1,904	—	1,904
Other	162	—	359	—
Biodiesel tax credit (1)	—	18,550	—	31,328
Non-cash stock compensation	1,156	1,414	2,236	2,649
Adjusted EBITDA	$3,259	$24,248	$(26,958)	$38,954

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
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2015, the total of our cash and cash equivalents and our marketable securities was $101.2 million compared to $80.3 million at December 31, 2014. At June 30, 2015, we had total assets of $1,153.4 million compared to $1,372.9 million at December 31, 2014. At June 30, 2015, we had term debt of $252.9 million, compared to term debt of $252.9 million at December 31, 2014. Over $101.3 million of our term debt is fully cash collateralized with a certificate of deposit with Bank of America. There were $26.3 million outstanding borrowings on our revolving lines of credit at June 30, 2015 compared to $16.7 million at December 31, 2014. Availability under the Wells Fargo revolver was $8.0 million as of

June 30, 2015. We were in compliance with all restrictive financial covenants associated with the borrowings as of June 30, 2015.
Our term debt (in thousands) are as follows:

	June 30, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$123,681	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in December 2017	763	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	18,548	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	4,126	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	4,065	4,226
Other	1,758	1,402
Total debt	$252,941	$252,929
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
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Net cash flows provided by operating activities	$50,283	$24,173
Net cash flows used in investing activities	(34,589)	(235,620)
Net cash flows provided by (used in) financing activities	(7,079)	113,843
Net change in cash and cash equivalents	8,615	(97,604)
Cash and cash equivalents, end of period	$70,978	$55,623
In the first half of 2015, we received approximately $220.3 million related to the 2014 reinstatement of the BTC, of which about $139.1 million was paid to our vendors and customers, leading to a significant increase in operating cash flows, offset by a decline in accrued expenses and other liabilities and deferred revenue. Our net cash flows provided by investing activity was impacted by the release of restricted cash used to acquire additional interest in Petrotec, the maturities of certain investments in marketable securities along with expenditures made for continued biorefinery capital improvements. Financing activities were impacted by payments made on our term debt and revolver, in addition to our share repurchase program. Our 2014 financing activities included our convertible senior note issuance, our entering into the related capped call transactions as well as equity issuances to support our acquisition activities and for working capital, among others.
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
During recent years, we completed upgrades to a number of our facilities such as Albert Lea, New Boston, Mason City and Newton. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We are currently working on a $31 million upgrade to our Danville facility. Fifth Third Bank has currently committed up to $12 million towards financing the upgrade. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using feedstocks we procure. Such arrangements may require investments of additional working capital during the tolling periods.

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
Commodity Price Risk
Over the period from January 2010 through June 30, 2015, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $5.40 per gallon reported in June 2011 to a low of approximately $2.74 per gallon in March 2015, with prices averaging $4.11 per gallon during this period. Over the period January 2010 to June 30, 2015, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.60 per gallon of biodiesel, in April 2011 to a low of $0.2954 per pound, or $2.22 per gallon, in January 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4515 per pound or $3.39 per gallon. Over the period from January 2010 through June 30, 2015, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.22 per pound in January 2015, with sales prices averaging $0.3643 per pound during this period. Over the period from July 2010 through June 30, 2015, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.88 during this period.
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
Interest Rate Risk
We are subject to interest rate risk relating to its $18.5 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at June 30, 2015 of 4.18%).
We are subject to interest risk relating to the $100.0 million GOZone bonds, which bears interest at variable rates of daily LIBOR. The interest rate on the bonds was 0.04% at June 30, 2015.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $21.1 million borrowings or outstanding amounts at June 30, 2015. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of June 30, 2015 (effective rate at June 30, 2015 of 4.00%).
Our weighted average interest rate on variable rate debt balances for the three months ended June 30, 2015 was 1.83% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2015 and December 31, 2014, net unrealized gains and losses on these investments were not material.
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
On December 24, 2014, we acquired 69.08% of the outstanding common shares and voting interest of Petrotec. During the six months ended June 30, 2015, we acquired an additional 15.83% ownership of the outstanding common shares and voting interest of Petrotec, bringing the total ownership to 84.91%. Our management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2015 Petrotec's internal control over financial reporting. Petrotec represented less than 5% of our total assets at June 30, 2015 and approximately 11% of our revenues for the six months ended June 30, 2015. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The EPA is required to determine the volume of biomass-based diesel that will be required each year based on the EPA’s consideration of a variety of factors, with a minimum biomass-based diesel annual volume requirement be at least 1 billion gallons. The biomass-based diesel volume requirement for 2013 was 1.28 billion gallons. On May 29, 2015, the EPA released its proposed 2014 through 2017 RFS targets whereby it proposed that the 2014, 2015, 2016 and 2017 biomass-based diesel RVO be 1.63 billion, 1.70 billion, 1.80 billion and 1.90 billion gallons, respectively. The EPA agreed to finalize the 2014 and 2015 by November 30, 2015. Additionally, the EPA indicated that they would finalize the RFS standards for 2016 on the same timeline.
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
According to EMTS data, 0.8 billion gallons of biomass-based diesel was produced and imported into the U.S. during the first six months of 2015.
Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins.
The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on these tax incentives to bring the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, or BTC. The BTC provided a $1.00 refundable tax credit per gallon of pure biomass-based, or B100, to the first blender of biomass-based with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was reinstated following the lapse in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, expired again December 31, 2013 and was again reinstated on December 19, 2014. Unlike prior reinstatement, this last reinstatement was only for one year, retroactive for 2014, rather than two years as has previously been the case. It is generally understood that Congress decided to only enact a one year extenders package, which included the BTC, because Congress wanted to take up tax reform in 2015. There is no assurance that the BTC will be reinstated. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. It is uncertain what action, if any, Congress may take with respect to reinstating the BTC or when such action might be effective. If Congress does not reinstate the credit, demand for our biomass-based diesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. When the BTC expired on December 31, 2011, we experienced an industry-wide acceleration of gallons sold in the fourth quarter of 2011, which was further influenced by the ability of Obligated Parties to satisfy up to 20% of their current RVO with prior year RINs. We believe this increase in production at the end of the year resulted in a buildup of biomass-based diesel inventories and reduced gallons sold in the first quarter of 2012. With the expiration of the BTC at the end of 2013 and 2014, the industry experienced a similar increase in biomass-based diesel production in the fourth quarter of 2013 and 2014, which we believe reduced demand in the first quarter of 2014 and reduced demand on the first quarter of 2015. In response to the regular lapsing and reinstatement of the BTC, the biomass-based diesel industry and its customers have adopted arrangements for sharing the BTC if reinstated.
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
Our financial results may be harmed in the event biomass-based diesel production exceeds the RVO.
According to EMTS data, RINs representing 1.75 billion gallons of biomass-based diesel were generated for the twelve months ended December 31, 2014 as compared to a proposed target by the EPA of 1.63 billion gallons of biomass-based diesel for 2014. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2013. Adding the 2012 carry-over to the 2013 RIN generation results in an estimated total biomass-based diesel RIN availability of approximately 2.04 billion gallons, which is approximately 760 million gallons more than required to satisfy the 1.28 billion gallon 2013 biomass-based diesel RVO. The EPA proposed the 2014 biomass-based diesel RVO of 1.63 billion gallons limited the 2014 carryover to 326 million gallons, or 20%, which would result in an excess supply of 434 million gallons of biomass-based diesel RINs. Excess biomass-based diesel RINs may be used to fulfill the advanced biofuel RVO or the renewable fuel RVO. If the volume of excess biomass-based diesel RINs exceeds the volume the Obligated Parties desire to use to fulfill their advanced biofuel and renewable fuel requirements, the demand for and price of our biomass-based and biomass-based diesel RINs may be reduced, which could harm revenues and cash flows.
Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs.
Our gross margins depend on the spread between biomass-based diesel prices and feedstock costs. Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, or The Jacobsen, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013 and $0.92 in 2014 assuming 8.0 pounds of choice white grease yields one gallon of biomass-based. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, or CBOT, was $0.65 in 2012, $1.19 in 2013 and $0.58 in 2014 assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For 2012, 2013 and 2014, approximately 84%, 83% and 85%, respectively, of our total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat and 16%, 17% and 15%, respectively, was virgin vegetable oils.
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

The price of our feedstocks can vary significantly based on market conditions. Since January 1, 2008, the cost per pound of choice white grease, an inedible animal fat commonly used by us in the production of biomass-based diesel, has traded in a range of $0.0950 to $0.5450 based on the closing nearby futures prices on the CBOT. If biomass-based diesel production continues to increase in response to RFS2, we expect that more biomass-based diesel producers will seek to use lower cost feedstocks, potentially increasing our costs of production. In addition, because the market for animal fat is less developed than markets for vegetable oils such as soybean oil, we generally are unable to enter into forward contracts at fixed prices.
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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 18%, 16% and 36% of our revenues in 2014, 2013 and 2012, respectively. Our revenues from Pilot generally do not include revenue associated with the RINs generated from the gallons of biomass-based sold to Pilot. The value of those RINs represented approximately an additional 7% of our total sales, based on the OPIS average RIN price for 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed.
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
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable hydrocarbon diesel could allow our competitors to produce biomass-based diesel at a lower cost. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. There is no assurance that third-party licenses for any proprietary technologies that we would need access to in order to remain competitive for either existing processes or new technology will be available to us on commercially reasonable terms or that any new technologies could be incorporated into our plants. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, we may not be able to successfully execute our strategy and our results of operations could be substantially harmed.
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

At June 30, 2015, our total term debt was $252.9 million. This includes $123.7 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under revolving credit agreements provided by certain financial institutions. At June 30, 2015, there was $26.3 million borrowings made under our revolving lines of credit. See "Note 9 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
Historically, we have generated nearly all of our revenues from the United States. In December 2014, we acquired a 69% interest in Petrotec, which owns two biorefineries in Germany. In the first six months of 2015, we acquired an additional 16% interest in Petrotec as a result of a tender offer and via open market purchases. There is no assurance that we will be able to acquire additional shares, which could limit our ability to control the operations of Petrotec.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9's assets in January 2014, as well as our acquisition of substantially all the assets of Syntroleum Corporation and the full ownership interest in Dynamic Fuels, LLC in June 2014, along with our anticipated acquisition of the remaining ownership of Petrotec and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June 30, 2015 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster, leak, fire or explosion at any of our production plants or customer’s facilities could increase our costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015, we experienced a fire at our Geismar facility and two employees were injured. Our Geismar facility has been shut down since the fire and we expect will remain so while repairs are completed during the third quarter 2015. We may experience delays beyond our control in repairing the facility. While we expect a significant portion of the repair costs associated with the Geismar fire will be covered by insurance, our insurance company may dispute coverage. In addition, there can be no assurance that our customers at the Geismar facility will return once production begins again.
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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production, which includes Neste Oil with approximately 600 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green Diesel, LLC joint venture renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do. We also have many smaller competitors. If our competitors consolidate or otherwise grow and we are unable to similarly increase our scale, our business and prospects may be significantly and adversely affected.
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
Concerns about the performance of biodiesel could result in a decrease in customers and revenues and an unexpected increase in expenses. Biodiesel typically has a higher cloud point than petroleum-based diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and is the conventional indicator of a fuel’s potential for cold weather problems. The lower the cloud point, the better the fuel should perform in cold weather. According to an article published by Iowa State University Extension, the cloud point of biodiesel is typically between 30°F and 60°F, while the cloud point of the most common form of pure petroleum-based diesel fuel is typically less than 20°F. It is our experience that when biodiesel is mixed with pure petroleum-based diesel to make a two percent biodiesel blend, the cloud point of the blended fuel can be 2°F to 6°F higher than petroleum-based diesel and the cloud point of a twenty percent biodiesel blend can be 15°F to 35 F higher than petroleum based diesel, depending on the individual cloud points of the biodiesel and petroleum-based diesel. Cold temperatures can therefore cause biodiesel blended fuel to become cloudy and even to gel in circumstances where straight petroleum-based diesel would not, and this can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. The consequences of these higher cloud points may cause demand for biodiesel in northern and eastern United States markets to diminish during the colder months, which are the primary markets in which we currently operate.
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
Growth in the biomass-based diesel industry depends on substantial development of infrastructure for the distribution of biomass-based diesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biomass-based diesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biomass-based diesel, impede delivery of our biomass-based diesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biomass-based diesel and any infrastructure disruptions could materially harm our business.

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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California recently adopted regulations that may limit the volume of biodiesel that can be used or require an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable hydrocarbon diesel, which would negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At June 30, 2015, about $18.5 million remained available for future stock repurchases under this repurchase program. During the three months ended June 30, 2015, we repurchased 668,376 shares of our Common Stock under this program.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
March 2015	525,281	$9.49	525,281	$25,000,000
April 2015	None	N/A	None	$25,000,000
May 2015	668,376	$9.78	1,193,657	$18,500,000
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
10.1
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2015).

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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 6, 2015	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2015	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 6, 2015	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)