Form 10-Q
period 2015-09-30
Renewable Energy Group, Inc.
filed 2015-11-09
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 31, 2015, the registrant had 43,834,890 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,817	$63,516
Marketable securities	7,031	16,770
Accounts receivable, net (includes amounts owed by related parties of $0 and $36, respectively)	51,977	294,669
Inventories	78,907	97,508
Prepaid expenses and other assets	50,373	43,135
Restricted cash	—	12,845
Total current assets	255,105	528,443
Property, plant and equipment, net	563,072	493,196
Goodwill	191,477	188,275
Intangible assets, net	31,230	28,837
Investments	10,151	9,736
Other assets	16,877	19,586
Restricted cash	104,315	104,815
TOTAL ASSETS	$1,172,227	$1,372,888
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$22,423	$16,679
Current maturities of long-term debt	4,696	5,746
Accounts payable (includes amounts owed to related parties of $0 and $1,101, respectively)	78,689	202,821
Accrued expenses and other liabilities	19,821	28,486
Deferred income taxes	9,031	14,899
Deferred revenue	—	16,680
Total current liabilities	134,660	285,311
Unfavorable lease obligation	17,800	19,170
Deferred income taxes	16,135	6,905
Contingent consideration for acquisitions	34,059	30,091
Long-term debt	252,246	247,183
Other liabilities	3,996	5,566
Total liabilities	458,896	594,226
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 44,283,281 and 44,422,881 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	472,608	453,109
Retained earnings	265,300	321,083
Accumulated other comprehensive loss	(3,735)	(11)
Treasury stock (2,682,805 and 585,150 shares outstanding, respectively)	(24,341)	(4,412)
Total equity attributable to the Company's shareholders	709,836	769,773
Non-controlling interest	3,495	8,889
Total equity	713,331	778,662
TOTAL LIABILITIES AND EQUITY	$1,172,227	$1,372,888
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES:
Biomass-based diesel sales	$393,758	$382,296	$981,239	$919,255
Biomass-based diesel government incentives	1,066	1,830	18,132	16,742
	394,824	384,126	999,371	935,997
Services	32	132	165	219
	394,856	384,258	999,536	936,216
COSTS OF GOODS SOLD:
Biomass-based diesel	390,424	351,033	989,999	854,800
Biomass-based diesel—related parties	—	10,490	4,542	31,919
Services	27	20	111	67
	390,451	361,543	994,652	886,786
GROSS PROFIT	4,405	22,715	4,884	49,430
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,468	13,897	51,268	37,961
RESEARCH AND DEVELOPMENT EXPENSE	3,527	2,810	11,778	7,900
INCOME (LOSS) FROM OPERATIONS	(17,590)	6,008	(58,162)	3,569
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(1,106)	1,059	722	1,443
Other income, net	4,896	124	7,240	556
Interest expense	(2,921)	(2,867)	(8,592)	(4,622)
	869	(1,684)	(630)	(2,623)
INCOME (LOSS) BEFORE INCOME TAXES	(16,721)	4,324	(58,792)	946
INCOME TAX BENEFIT	1,050	248	2,654	12,274
NET INCOME (LOSS)	(15,671)	4,572	(56,138)	13,220
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	4	—	(355)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(15,675)	4,572	(55,783)	13,220
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	—	378
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	—	—	—	(40)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(68)	—	(196)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(15,675)	$4,504	$(55,783)	$13,362
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.36)	$0.11	$(1.27)	$0.33
DILUTED	$(0.36)	$0.11	$(1.27)	$0.32
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	43,844,005	42,374,768	43,979,266	40,216,467
DILUTED	43,844,005	42,432,005	43,979,266	40,228,929
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$(15,671)	$4,572	$(56,138)	$13,220
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	14	4	(1)	(18)
Foreign currency translation adjustments	(470)	—	(4,346)	—
Other comprehensive income (loss)	(456)	4	(4,347)	(18)
Comprehensive income (loss)	(16,127)	4,576	(60,485)	13,202
Less—Comprehensive income (loss) attributable to noncontrolling interest	(53)	—	(623)	—
Comprehensive income (loss) attributable to the Company	$(16,074)	$4,576	$(59,862)	$13,202
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
(unaudited)
(in thousands, except share amounts)

			Company Stockholders’ Equity
	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2014	143,313	$3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$—	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	—	378
Issuance of common stock in acquisition (net of issuance costs of $884)	—	—	5,724,172	—	60,196	—	—	—	—	60,196
Conversion of restricted stock units to common stock	—	—	24,906	—	—	—	—	—	—	—
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $881)	—	—	—	—	19,068	—	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	—	(11,904)
Purchase of remaining interest in VIE (net of taxes of $300)	—	—	—	—	(524)	—	—	—	—	(524)
Stock compensation expense	—	—	—	—	4,041	—	—	—	—	4,041
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	—	(40)
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(18)	—	—	(18)
Net income	—	—	—	—	—	13,220	—	—	—	13,220
BALANCE, September 30, 2014	—	$—	42,306,595	$4	$431,300	$251,692	$(18)	$(3,886)	$—	$679,092
BALANCE, January 1, 2015	—	$—	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	—	—	1,712,966	—	15,722	—	—	—	—	15,722
Conversion of restricted stock units to common stock (net of 66,933 shares of treasury stock purchased)	—	—	178,156	—	—	—	—	(616)	—	(616)
Treasury stock purchases	—	—	(2,030,722)	—	—	—	—	(19,313)	—	(19,313)
Acquisitions of noncontrolling interests	—	—	—	—	—		—	—	(4,416)	(4,416)
Stock compensation expense	—	—	—	—	3,427	—	—	—		3,427
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(1)	—		(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,723)	—	(623)	(4,346)
Net loss	—	—	—	—	—	(55,783)	—	—	(355)	(56,138)
Other	—	—	—	—	350	—	—	—	—	350
BALANCE, September 30, 2015	—	$—	44,283,281	$4	$472,608	$265,300	$(3,735)	$(24,341)	$3,495	$713,331
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(56,138)	$13,220
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	18,008	9,526
Amortization expense of assets and liabilities, net	369	412
Accretion of convertible note discount	3,507	1,488
Amortization of marketable securities	183	—
Change in fair value of contingent consideration	(722)	(1,443)
Bargain purchase gain from acquisition	(5,358)	—
Provision for doubtful accounts	(843)	356
Stock compensation expense	3,427	4,041
Deferred tax benefit	(2,991)	(12,840)
Other operating activities	(248)	437
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	262,499	47,678
Inventories	36,810	38,379
Prepaid expenses and other assets	(8,974)	(12,358)
Accounts payable	(124,827)	967
Accrued expenses and other liabilities	(8,965)	(3,105)
Deferred revenue	(16,680)	(15,404)
Net cash flows provided by operating activities	99,057	71,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(52,153)	(80,973)
Cash received from maturities of marketable securities	61,642	19,174
Insurance proceeds for assets impaired	6,500	—
Change in restricted cash	13,345	(104,815)
Cash paid for purchase of property, plant and equipment	(61,014)	(45,579)
Cash paid for acquisitions and additional interests, net of cash acquired	(40,996)	(32,892)
Cash paid for investments	(639)	(2,779)
Other investing activities	—	72
Net cash flows used in investing activities	(73,315)	(247,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on lines of credit	5,744	(10,986)
Cash received from issuance of debt	410	143,750
Cash paid for capped call transactions	—	(11,904)
Cash paid on debt	(5,084)	(20,340)
Cash paid for debt issuance costs	(383)	(4,381)
Cash paid for equity issuance costs	—	(1,527)
Cash paid for treasury stock	(19,929)	(529)
Cash paid for preferred stock dividends	—	(40)
Cash paid for redemption of preferred stock	—	(3,562)
Cash paid for contingent consideration settlement	(2,106)	—
Net cash flows provided by (used in) financing activities	(21,348)	90,481
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,394	(85,957)
CASH AND CASH EQUIVALENTS, Beginning of period	63,516	153,227
Effect of exchange rate changes on cash	(1,093)	—
CASH AND CASH EQUIVALENTS, End of period	$66,817	$67,270
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$50	$21
Cash paid for interest	$4,418	$2,286
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,043	$5,905
Debt issuance cost	$84	$60
Incentive stock liability for raw material supply agreement	$239	$317
Equity issuance costs		$25
Issuance of common stock for acquisitions	$15,310	$61,085
Contingent consideration for acquisitions	$5,000	$45,950
Debt assumed in acquisition	$5,225	$113,553
Gain on redemption of preferred stock		$378
Accruals of insurance proceeds related to impairment of property, plant and equipment	$11,027
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2015 and 2014
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
As of September 30, 2015, the Company operates a network of ten operating biomass-based diesel production facilities with aggregate nameplate production capacity of 432 million gallons per year, or mmgy, which includes the addition of a 100-million gallon nameplate capacity biomass-based diesel refinery at the Port of Grays Harbor, Washington resulting from its acquisition of substantially all the assets of Imperium Renewables, Inc. in August 2015. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company expanded its business to Europe by acquiring a majority interest in Petrotec AG (Petrotec) in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (BTC) expired on December 31, 2014 and it is uncertain whether it will be reinstated. This revocation along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed a summary of the Company's significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the policies previously disclosed other than those noted below.
Restricted Cash
At September 30, 2015, current restricted cash was $0. At December 31, 2014, current restricted cash was $12,845, which was held in certificates of deposit as pledges for a letter of credit to support a subsidiary's trade activities and the Company's tender offer to acquire the remaining interest in Petrotec. Non-current restricted cash consists of $101,315 as of September 30, 2015 and December 31, 2014, respectively, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, at September 30, 2015 and December 31, 2014, non-current restricted cash included amounts of $3,000 and $3,500, respectively, which is held in a certificate of deposit and pledged to Bank of America, who issued a letter of credit to support a subsidiary's trade activities. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. At September 30, 2015, most outstanding receivable amounts related to the 2014 biodiesel mixture excise tax credit reinstatement were received.

Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets of approximately $11,027 were impaired as a result of the fire. As of the date of this report, the Company has received partial proceeds of $6,500 from insurance for the property damage and believes it is probable that it will recover the remaining costs under its insurance policies. As such, the actual receipt was recorded as an offset to the estimated impairment loss. In addition, an amount equal to the remaining estimated impairment loss was recorded as part of accounts receivable on the Condensed Consolidated Balance Sheets at September 30, 2015 and no impact on earnings was recognized.
In addition, the Company has received approximately $2,975 as partial proceeds as of the date of this report related to the business interruption portion of the claim reimbursing a portion of lost margin during the repairs of the damages caused by the fire. These proceeds were recorded as an increase in biomass-based diesel sales in the Company's Condensed Consolidated Statements of Operations.
In September 2015, another fire occurred at the Geismar facility. The Company is still in the initial stage to estimate the losses caused by this fire. No impairment has been recorded as it cannot be reasonably estimated as of the date of this report. The Company has property damage, business interruption insurance coverages in place and that recoveries under these insurance policies are expected to be probable and as a result, the property damage with respect to this fire is not expected to have a material adverse impact on the Company's financial results.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The Company has determined that the reporting units subject to the 2015 goodwill impairment analysis were Biomass-based Diesel; Services; Renewable Chemicals; and Petrotec. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The 2015 annual impairment test determined that the fair value of the Biomass-based Diesel reporting unit exceeded its carrying value by approximately 4% and the Services reporting unit exceeded its carrying value by approximately 21% and the Renewable Chemicals reporting unit exceeded its value by approximately 14%, and the Petrotec reporting unit exceeded its value by approximately 26%. Subsequent to our 2015 impairment testing, the Company determined that triggering events have occurred due to the decline in results of operations and decline in stock price during the quarter ended September 30, 2015.  Due to the significant effort that is required to determine the implied fair value of the reporting units' goodwill, through assessing revenue growth, operating margin, discount rate assumptions, and the lack of updated market data, the Company is unable to complete a revised impairment analysis as of September 30, 2015.  The Company will complete the impairment analysis during fourth quarter and if any impairment would exist, record that during the fourth quarter 2015.
No impairment of goodwill was recorded at September 30, 2015 or during 2014.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of Common Stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three and nine months ended September 30, 2015, the Company repurchased shares of Common Stock in the amounts of $7,794 and $19,313, respectively, under this share repurchase program.
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
New Accounting Standards
In July 2015, the FASB decided to defer by one year the effective dates of the new revenue recognition standard as provided by the ASU 2014-09, Revenue from Contracts with Customers: Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs—Contracts with Customers. Early adoption is permitted for all entities, but not before the original public entity effective date. For public companies, the update will now be effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, a measurement-period adjustment will be recognized in the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS AND EQUITY TRANSACTIONS
Imperium Renewables, Inc.
On August 19, 2015, the Company acquired substantially all the assets of Imperium Renewables, Inc. (Imperium), including the 100-million gallon nameplate biomass-based diesel refinery and deepwater port terminal at the Port of Grays Harbor, Washington. The results of Imperium's operations have been included in the consolidated financial statements since that date. The Company has not completed its initial accounting of this business combination as the valuation of real and personal property,intangible assets and deferred tax assets and liabilities has not been finalized.
The following table summarizes the consideration paid for Imperium:

August 19, 2015
Consideration at fair value for Imperium:
Cash	$36,748
Common stock	15,310
Contingent consideration	5,000
Total	$57,058
The fair value of the 1,675,000 shares of Common Stock issued to Imperium was determined using the closing market price of the Company's common shares at the date of acquisition.
Subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Grays Harbor and whether the BTC is reinstated, Imperium may receive contingent consideration of up to $5,000 (Earnout

Payments) over a two-year period after the acquisition. The Earnout Payments will be payable in cash. As of September 30, 2015, the Company has recorded a contingent liability of $5,000, approximately $2,167 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

August 19, 2015
Assets (liabilities) acquired of Imperium:
Cash	$168
Accounts receivable	8,274
Inventory	18,989
Other current assets	87
Property, plant and equipment	46,476
Intangible assets	2,900
Total identifiable assets acquired	76,894

Accounts payable	(4,828)
Accrued expenses and other liabilities	(942)
Debt	(5,225)
Deferred tax liabilities	(3,483)
Total liabilities assumed	(14,478)
Net identifiable assets acquired	62,416
Less: Bargain purchase gain	5,358
Net assets acquired	$57,058
Imperium was acquired at a price less than fair value of the net identifiable assets, and the Company recorded a provisional net of tax bargain purchase gain of $5,358, which may be subject for future adjustments. The bargain purchase gain is reported in the "Other Income, Net" line on the Condensed Consolidated Statements of Operations. Prior to recognizing a bargain purchase gain, the Company reassessed whether all assets acquired and liabilities assumed had been correctly identified as well as the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, the Company concluded that the recognition of a bargain purchase gain, while still provisional at the date of this report, was appropriate for this acquisition. Factors that contributed to the bargain purchase price were:

•The assets were not fully utilized by the seller and that the transaction was completed with a motivated seller that appeared to have recapitalized its investments and desired to exit the facilities that no longer fit its strategy given the uncertainties in the industry.
• The Company was able to complete the acquisition in an expedient manner, with a cash payment, stock issuance and without a financial contingency, which was a key attribute for the seller. The relatively small size of the transaction for the Company, the lack of required third-party financing and the Company's expertise in completing similar transactions in the past gave the seller confidence that the Company could complete the transaction quickly and without difficultly.
• Due to the unique nature of the products and limited number of potential buyers for this business, the seller found it advantageous to accept the Company's purchase price based upon our demonstrated ability to operate similar businesses, and financial strength that may enable the Company to make improvement and run the business at increased production rates in the long run.
The following pro forma condensed combined results of operations assume that the Imperium acquisition was completed as of January 1, 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$420,336	$443,677	$1,117,705	$1,058,854
Net income (loss)	(16,211)	7,929	(58,259)	12,038
Basic net income (loss) per share	$(0.36)	$0.18	$(1.28)	$0.29
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
At December 24, 2014, the fair value of the 30.92% noncontrolling interest in Petrotec was estimated to be $8,962. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach.
The Company recognized $1,289 of acquisition-related costs that were expensed in the last quarter of 2014. In addition, during the nine months ended September 30, 2015, the Company acquired additional common shares of Petrotec as part of the cash tender offer and open market purchases for $4,416. At September 30, 2015, the Company owned 85.93% of the outstanding common shares and voting interest of Petrotec.

In April 2015, Petrotec's application to de-list its shares of common stock from the Frankfurt Stock Exchange was approved. From the end of the October 8, 2015 trading day, Petrotec's shares of common stock are no longer traded on any regulated market of any stock exchange.
NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's marketable securities:

	As of September 30, 2015
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$2,996	$2	$—	$2,998
Corporate bonds	Within one year	4,036	—	(3)	4,033
Total		$7,032	$2	$(3)	$7,031

	As of December 31, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Corporate bonds	Within one year	$6,781	$—	$(6)	$6,775
Certificates of deposit	Within one year	10,000	—	(5)	9,995
Total		$16,781	$—	$(11)	$16,770

NOTE 5 — INVENTORIES
Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$36,842	$23,117
Work in process	3,232	2,879
Finished goods	38,833	71,512
Total	$78,907	$97,508
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2015	December 31, 2014
Commodity derivatives and related collateral, net	$6,136	$12,938
Prepaid expenses	23,089	7,901
Deposits	3,949	4,481
RIN inventory	12,657	10,795
Taxes receivable	2,040	2,843
Other	2,502	4,177
Total	$50,373	$43,135
RIN inventory values were adjusted in the amounts of $283 and $1,042 at September 30, 2015 and December 31, 2014, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	September 30, 2015	December 31, 2014
Debt issuance costs (net of accumulated amortization of $2,009 and $1,474, respectively)	$4,119	$5,152
Spare parts inventory	3,410	3,440
Deposits	3,370	4,370
Other	5,978	6,624
Total	$16,877	$19,586
NOTE 7 — GOODWILL
The following table shows the carrying amount of goodwill by reportable unit as of December 31, 2014 and the changes in goodwill for the nine months ended September 30, 2015:

	Biomass-based Diesel	Services	Renewable Chemicals	Total
Balance, December 31, 2014	$137,348	$16,080	$34,847	$188,275
Finalization of purchase accounting	3,202	—	—	3,202
Balance, September 30, 2015	$140,550	$16,080	$34,847	$191,477
NOTE 8 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,152	$(1,432)	$4,720	10.3 years
Renewable hydrocarbon diesel technology	8,300	(738)	7,562	13.8 years
Ground lease	200	(108)	92	6.3 years
Acquired customer relationships	2,900	—	2,900	10.0 years
Total amortizing intangibles	17,552	(2,278)	15,274
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,508	$(2,278)	$31,230

	December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,914	$(1,113)	$4,801	11.0 years
Renewable hydrocarbon diesel technology	8,300	(323)	7,977	14.5 years
Ground lease	200	(97)	103	6.9 years
Total amortizing intangibles	14,414	(1,533)	12,881
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,370	$(1,533)	$28,837
The Company recorded intangible amortization expense of $257 and $745 for the three and nine months ended September 30, 2015, respectively, and $583 and $760 for the three and nine months ended September 30, 2014, respectively.
The estimated intangible asset amortization expense for fiscal year 2015 through fiscal year 2021 and thereafter is as follows:

October 1, 2015 through December 31, 2015	$329
2016	1,330
2017	1,344
2018	1,358
2019	1,373
2020	1,389
2021 and thereafter	8,151
Total	$15,274
NOTE 9 — DEBT
The Company’s debt is as follows:

	September 30, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$124,861	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in December 2017	313	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	17,487	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,902	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,984	4,226
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	—
Other	1,170	1,402
Total debt	$256,942	$252,929

Revolving Lines of Credit

	September 30, 2015	December 31, 2014
Amount outstanding under revolving lines of credit	$22,423	$16,679
Maximum available to be borrowed under revolving lines of credit	$37,544	$20,719

NOTE 10 — RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative (West Central) is no longer a related party as West Central no longer holds ten percent or more of the Company’s outstanding Common Stock nor a board seat on the Company board.

Summary of Related Party Balances - Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cost of goods sold – Biomass-based diesel	$—	$10,490	$4,542	$31,919
Selling, general and administrative expenses	$—	$4	$—	$43

Summary of Related Party Balances - Condensed Consolidated Balance Sheets
	As of September 30, 2015	As of December 31, 2014
Accounts receivable	$—	$36
Accounts payable	$—	$1,101
NOTE 11 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options (commodity contract derivatives) to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2015, the Company had 2,967 open commodity contracts.
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

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$2,999	$(680)	$14,901	$205
Cash collateral	3,817	—	2,870	4,628
Total gross amount recognized	6,816	(680)	17,771	4,833
Gross amounts offset	(680)	680	(4,833)	(4,833)
Net amount reported in the condensed consolidated balance sheet	$6,136	$—	$12,938	$—
The following table sets forth the commodity contract derivatives gains (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$23,349	$19,249	$19,358	$15,811
NOTE 12 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$5,002	$5,002	$—	$—
Commercial paper	2,998	—	2,998	—
Commercial notes/bonds	4,033	—	4,033	—
Commodity contract derivatives	2,319	441	1,878	—
Contingent consideration for LS9 acquisition	(7,258)	—	—	(7,258)
Contingent consideration for Dynamic Fuels acquisition	(29,233)	—	—	(29,233)
Contingent consideration for Imperium Renewables, Inc. acquisition	(5,000)	—	—	(5,000)
	$(27,139)	$5,443	$8,909	$(41,491)

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$302	$302	$—	$—
Certificates of deposit	9,995	—	9,995	—
Commercial notes/bond	6,775	—	6,775	—
Commodity contract derivatives	14,696	6,885	7,811	—
Contingent consideration for LS9 acquisition	(8,624)	—	—	(8,624)
Contingent consideration of Dynamic Fuels acquisition	(30,695)	—	—	(30,695)
	$(7,551)	$7,187	$24,581	$(39,319)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition	Contingent Consideration for Imperium Acquisition
Balance at beginning of period, January 1, 2015	$8,624	$30,695	$—
Change in estimates included in earnings	(31)	324	—
Settlements	—	(1,052)	—
Balance at end of period, March 31, 2015	8,593	29,967	—
Change in estimates included in earnings	(2,434)	313	—
Settlements	—	(943)	—
Balance at end of period, June 30, 2015	6,159	29,337	—
Fair value of contingent consideration at measurement date	—	—	5,000
Change in estimates included in earnings	1,099	7	—
Settlements	—	(111)	—
Balance at end of period, September 30, 2015	$7,258	$29,233	$5,000

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition
Balance at beginning of period, January 1, 2014	$—	$—
Fair value of contingent consideration at measurement date	17,050	—
Balance at end of period, March 31, 2014	17,050	—
Fair value of contingent consideration at measurement date	—	28,900
Change in estimates included in earnings	(384)	—
Settlements	—	—
Balance at end of period, June 30, 2014	16,666	28,900
Change in estimates included in earnings	(1,192)	133
Settlements	—	—
Balance at end of period, September 30, 2014	$15,474	$29,033
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2015		As of December 31, 2014
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(279,365)	$(277,059)	$(269,608)	$(270,331)
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
The fair value of the Imperium contingent consideration is determined using the discrete probability technique. Expected earnouts are determined as total present value of the possible outcomes at a discount rate of 10% should the achievement of the production and sales volume at the REG Grays Harbor facility occur post acquisition as well as whether the biodiesel mixture excise tax credit is reinstated.
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	709	—	709	—
Stock appreciation rights	2,430,414	1,137,743	2,120,550	1,401,144
Warrants to purchase common stock	—	—	—	17,916
Convertible notes	10,838,218	10,838,218	10,838,218	4,764,052
Total	13,356,367	12,062,987	13,046,503	6,270,138
The following table presents the calculation of diluted net loss per share:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss) attributable to the Company’s common stockholders - Basic	$(15,675)	$4,504	$(55,783)	$13,362
Plus: distributed dividends to Preferred Stockholders	—	—	—	40
Less: effect of participating securities	—	—	—	(406)
Net income (loss) attributable to common stockholders - Dilutive	$(15,675)	$4,504	$(55,783)	$12,996
Shares:
Weighted-average shares used to compute basic net income (loss) per share	43,844,005	42,374,768	43,979,266	40,216,467
Adjustment to reflect warrants to purchase common stock	—	17,916	—	—
Adjustment to reflect stock appreciation right conversions	—	39,321	—	12,462
Weighted-average shares used to compute diluted net income (loss) per share	43,844,005	42,432,005	43,979,266	40,228,929
Net income (loss) per share attributable to common stockholders:
Diluted	$(0.36)	$0.11	$(1.27)	$0.32
NOTE 14 — REPORTABLE SEGMENTS
The Company reports its reportable segments based on products and services provided to customers, which include Biomass-based diesel, Services and Corporate and other. The Company re-assesses its reportable segments on an annual basis. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company has chosen to differentiate the reportable segments based on the products and services each segment offers.
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
The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net revenues:
Biomass-based diesel	$394,824	$384,126	$999,371	$935,997
Services	31,161	25,422	81,625	72,012
Intersegment revenues	(31,129)	(25,290)	(81,460)	(71,793)
	$394,856	$384,258	$999,536	$936,216
Income (loss) before income taxes:
Biomass-based diesel	$873	$22,603	$(6,948)	$49,278
Services	5	112	54	152
Corporate and other (a)	(17,599)	(18,391)	(51,898)	(48,484)
	$(16,721)	$4,324	$(58,792)	$946
Depreciation and amortization expense, net:
Biomass-based diesel	$5,685	$3,509	$16,187	$8,934
Services	79	55	217	148
Corporate and other (a)	653	335	1,973	856
	$6,417	$3,899	$18,377	$9,938
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$31,953	$9,749	$57,498	$40,655
Services	230	12	1,355	643
Corporate and other (a)	1,124	3,508	2,161	4,281
	$33,307	$13,269	$61,014	$45,579

	As of September 30, 2015	As of December 31, 2014
Assets:
Biomass-based diesel	$951,207	$899,211
Services	21,940	20,750
Corporate and other (b)	199,080	452,927
	$1,172,227	$1,372,888

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net revenues:
United States	$354,079	$384,258	$890,685	$936,216
Foreign	40,777	—	108,851	—
	$394,856	$384,258	$999,536	$936,216

	As of As of, September 30, 2015	As of As of, December 31, 2014
Long-lived assets:
United States	$541,297	$468,170
Foreign	21,775	25,026
	$563,072	$493,196
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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We are a leading advanced biofuels producer and are expanding into the development of renewable chemicals. We have been a leader in the biomass-based diesel industry since 1996. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals. We own and operate ten biomass-based diesel, or biodiesel and renewable hydrocarbon diesel, production facilities with aggregate nameplate production capacity of 432 million gallons per year, or mmgy, as well as one fermentation facility.
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
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner and began operating again by us in October 2014 after our completion of certain upgrades. Our Geismar facility is currently idle while repairs related to a fire in September 2015 are underway.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During the first quarter 2015, we acquired additional shares in Petrotec through a cash tender offer. During the second quarter 2015, we acquired additional shares in Petrotec on the open market. Petrotec is a fully-integrated company utilizing more than 15,000 collection points to gather used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy (185,000 metric tons or MT).
On August 19, 2015, we acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington in August 2015. The renamed REG Grays Harbor, LLC increases our North American nameplate production capacity by nearly one third and expands our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil sourced nearby in the Pacific Northwest.
For the three and nine months ended September 30, 2015, we sold 120 and 276 million total gallons, including 17 and 27 million gallons of biomass-based diesel that we purchased from third parties and resold, 11 and 30 million international biomass-based diesel gallons from our majority owned investment in Petrotec and eight and seventeen million petroleum-based diesel gallons, respectively. During 2014, we sold a total of 287 million total gallons, including 42 million gallons of biomass-based diesel we purchased from third parties and resold and four million petroleum-based diesel gallons.
We re-assess our reportable segments on an annual basis. For the nine months ended September 30, 2015, we derive revenues from two reportable business segments: Biomass-based diesel and Services.
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana, since its acquisition in June 2014;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Emden, Germany since its majority ownership of Petrotec was acquired in December 2014;

•	a 26 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany since its majority ownership of Petrotec was acquired in December 2014;

•	a 100 mmgy nameplate biomass-based diesel production facility located in Port of Grays Harbor, Washington since it was acquired in August 2015; and

•	a demonstration scale fermentation facility located in Okeechobee, Florida since its acquisition in January 2014.

•	purchases and resale of biomass-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	our sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2014 and for the three and nine months ended September 30, 2015, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues.
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
In April 2015, we experienced a fire at our Geismar facility, resulting in the shutdown of the facility. We estimated fixed assets of approximately $11 million were impaired as a result of the fire. As of the date of this report, we recovered interim receivable amounts of $6.5 million from insurance for the property damage and believes it is probable that we will recover the remaining costs under its insurance policies. In addition, we received approximately $3 million related to the business interruption portion of the insurance claim reimbursing a portion of loss margin it experienced in connection with the fire at the Geismar facility. We expect to receive another $1.3 million in the fourth quarter of 2015 for the business interruption insurance coverages related to the April 2015 fire.
In September 2015, another fire occurred at our Geismar facility. We are still in the initial stage of assessing the damage caused by this fire, however we expect the structural damage from the September fire was far less than the April incident. We have property damage and business interruption insurance coverages and as a result, the property damage with respect to this fire is not expected to have a material adverse impact on our financial results.
Our Geismar facility has been shut down since the fire that occurred in April 2015 and we expect the plant will be back online by the end of January 2016.
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
Volumes of biomass-based diesel produced and imported into the United States, in general, increased each year from 2010 to 2014. Based upon the recent announcement made by the EPA noted above, volumes for 2015 through 2017 are expected to grow. According to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2014. For the first nine months of 2015, according to EMTS data, 1.34 billion gallons of biomass-based diesel was produced and imported into the U.S., compared to 1.25 billion for the same period in 2014.
The Biodiesel Mixture Excise Tax Credit, or BTC, provided a $1.00 refundable tax credit per gallon of 100% pure biomass-based diesel, or B100, to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005 and then lapsed December 31, 2009 before being reinstated retroactively for 2010 and prospectively for 2011 on December 17, 2010. The BTC again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC expired again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. Unlike prior years, Congress did not grant a two year reinstatement, but rather only reinstated the BTC for 2014. Accordingly, the BTC expired again on December 31, 2014. We recognized a net benefit from the BTC of $78.8 million in 2014 and a net benefit of $16.5 million in 2015 relating to 2014 activity. In July 2015, the U.S. Senate Finance Committee approved an amendment to the tax extenders package that would convert the $1 per gallon biodiesel tax credit to a production tax credit. The amendment would convert the credit to a $1 per gallon biodiesel producers tax credit, beginning January 1, 2016, for fuel produced in the United States. However, it is still uncertain whether the BTC will be reinstated and if reinstated, whether or not it would be reinstated retroactively and prospectively. The expiration of the BTC, along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our financial results in the future.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing has had a significant impact on our biomass-based diesel pricing. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15 per gallon, or 34%, per gallon in December. There was a significant decline in RIN prices during the second and third quarters of 2014, but the prices went back up in the fourth quarter and finished the year at their peak. During the first nine months of 2015, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biodiesel, as reported by the Jacobsen, from a low of $0.58 per gallon, or 23%, in September to a high of $1.55 per gallon, or 53%, in January following the release by EPA of its proposed RVO targets for 2014 through 2017. During the third quarter of 2015, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by the Jacobsen, from a low of $0.58 per gallon, or 23% in September to a a high of $1.25 per gallon, or 40% in early July.
The changes in the value of RINs during the first nine months of 2015 resulted in a $0.3 million write-down to lower of cost or market on the quarter end RIN inventory acquired from third party transactions that occurred throughout the period. See “Note 6 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory has not had a material effect on margins from period to period.
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
Ethanol production
Export demand
Extraction system yield
Implementation of inedible corn oil separation systems into existing and new ethanol facilities
Implementation of co-located biodiesel/renewable diesel plants with ethanol facilities
Feed demand
New or expected biodiesel capacity
Used Cooking Oil	Biomass-based diesel demand
Feed demand
Export demand
Population
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density
Cooking methods and eating habits, which can be impacted by the economy
Inedible Animal Fat	Feed demand
Export demand
Number of slaughter kills in the United States
Demand for inedible animal fat from other markets
Canola Oil	Export demand
Demand for canola oil for food use
Canola crush margin
Weather conditions
Biomass-based diesel demand
Canola meal demand
Crop disease
Soybean Oil	Export demand
Weather conditions
Soybean meal demand
South American crop production
Palm oil supply
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During 2014, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to September 30, 2015. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between the two, from December 2011 to September 30, 2015.

$5.5000
$4.5000
$3.5000
$2.5000
$1.5000
$0.5000
$(0.5000)
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
Mar-2014
Jun-2014
Sep-2014
Dec-2014
Mar-2015
Jun-2015
Sep-2015
(1)
(2)
(3)
(4)
(5)
B100 - Upper Midwest (1)
SBO Price (2)
CWG Price (3)
B100-CWG Spread (4)
B100-SBO Spread (5)

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
Energy prices have continued to decline during the first nine months of 2015, which has been mainly driven by a decrease in crude oil prices. Feedstock prices traded in a sideways-pattern in the first nine months of 2015 and trended lower toward the end of the third quarter at a slower pace as compared to energy prices. US cattle slaughter numbers continued at a historically low rate as a result of the two year drought in the southern plains. During the first nine months of 2015, hog slaughter numbers continued to increase year over year. From July 1, 2015 through the date of this report, energy prices have declined greater than feedstock prices on a per gallon basis. During the third quarter of 2014, a record corn and soybean harvest coupled with lower energy prices and a decline in palm oil prices helped push feedstock prices slightly lower in the last-half of 2014.
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
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2014 and the first nine months of 2015. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our limited ability to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management gains of $23.3 million and $19.4 million from our derivative financial instrument activity for the three and nine months ended September 30, 2015, respectively, compared to gains of $19.2 million and $15.8 million for the three and nine months ended September 30, 2014, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss. Over the first nine months of 2015, we had risk management gains of approximately $0.07 per gallon sold. Over the last three years, risk management gains have represented income of approximately $0.07 per gallon sold.
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
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 consumption requirements. Consumption of biomass-based diesel in 2011, 2012 and 2013 was in excess of a continued expanding RFS2 volume requirements. As reported by EMTS, biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion gallons. On May 29, 2015, the EPA released its proposed 2014 through 2017 RFS targets whereby it proposed that the 2014, 2015, 2016 and 2017 biomass-based diesel RVO be 1.63 billion,

1.70 billion, 1.80 billion and 1.90 billion gallons, respectively. The EPA agreed to finalize the 2014 and 2015 by November 30, 2015. Additionally, within this announcement, the EPA indicated that they would finalize the RFS standards for 2016 on the same timeline. Biomass-based diesel consumption, as reported by EMTS, was flat when comparing 2013 gallons produced and imported to the 1.75 billion gallons produced and imported during 2014. In the first nine months of 2015, according to EMTS data, 1.34 billion gallons of biomass-based diesel was produced and imported into the U.S., compared to 1.25 billion gallons in the first nine months of 2014.
During 2013 and 2014, the amount of imported gallons qualifying under RFS2 has increased. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation.
Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. We saw a decline in RIN prices in the first three quarters of 2014, as production rates exceeded the then proposed, yet delayed issuance and not yet finalized, RVO target. During 2015, according to OPIS, RINs prices began the year at $0.92 per RIN, declined in the first few months, went back up with the EPA's release of the proposed RVO targets for 2014 to 2016 and continued to decrease during the third quarter and closed at $0.48 per RIN at September 30, 2015.
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
Goodwill asset valuation. While goodwill is not amortized, it is subject to periodic reviews for impairment. As required by ASC Topic 350, Intangibles-Goodwill and Other, we review the carrying value of goodwill for impairment annually on July 31 or when we believe impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. Management determined that the reporting units subject to the 2015 goodwill impairment analysis were Biomass-based Diesel; Services; Renewable Chemicals and Petrotec. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engaged an independent external valuation specialist to provide assistance in measuring the fair value of our Biomass-based Diesel, Services, Renewable Chemicals and Petrotec reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the biodiesel reporting unit were used to determine the reporting unit’s fair value.
The annual impairment tests as of July 31, 2015 determined that the fair value at the Biomass-based diesel reporting unit exceeded its value by approximately 4%, the Services reporting unit exceeded its value by approximately 21% and the Renewable Chemicals reporting unit exceeded its value by approximately 14%, and the Petrotec reporting unit exceeded its value by approximately 26%. Subsequent to our 2015 impairment testing, we determined that triggering events have occurred due to the decline in results of operations and decline in stock price during the quarter ended September 30, 2015.  Due to the significant effort that is required to determine the implied fair value of the reporting units' goodwill, through assessing revenue growth, operating margin, and discount rate assumptions, and the lack of updated market data, we are unable to complete a revised impairment analysis as of September 30, 2015.  We will complete the impairment analysis during fourth quarter and if any impairment would exist, record that during the fourth quarter 2015.

No impairment of goodwill was recorded at September 30, 2015 or during 2014. There can be no assurances that future circumstances and/or conditions will not change, which could result in an impairment of goodwill. Such circumstances and/or conditions could include, but are not limited to, further decline in the price of our Common Stock, deterioration in our financial condition or results of operations, and/or adverse changes in the fair value of our assets and liabilities. Management continues to monitor circumstances and conditions for events that could result in an impairment of our goodwill.
Results of Operations
Three and nine months ended September 30, 2015 and 2014
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Gallons sold	120.0	88.8	275.9	213.3
Average B100 price per gallon	$2.57	$3.54	$2.88	$3.59

Revenues	$394,856	$384,258	$999,536	$936,216
Cost of goods sold	390,451	361,543	994,652	886,786
Gross profit	4,405	22,715	4,884	49,430
Selling, general and administrative expenses	18,468	13,897	51,268	37,961
Research and development expense	3,527	2,810	11,778	7,900
Income (loss) from operations	(17,590)	6,008	(58,162)	3,569
Other income (expenses), net	869	(1,684)	(630)	(2,623)
Income tax benefit	1,050	248	2,654	12,274
Net income (loss)	(15,671)	4,572	(56,138)	13,220
Less: Net income (loss) attributable to noncontrolling interest	4	—	(355)	—
Net income (loss) attributable to the Company	(15,675)	4,572	(55,783)	13,220
Gain on redemption of preferred stock	—	—	—	378
Distributed and undistributed dividends to preferred stockholders	—	—	—	(40)
Effect of participating share-based awards	—	(68)	—	(196)
Net income (loss) attributable to the Company's common stockholders	$(15,675)	$4,504	$(55,783)	$13,362

Revenues. Our total revenues increased $10.6 million, or 3%, and $63.3 million, or 7%, to $394.9 million and $999.5 million for the three and nine months ended September 30, 2015, respectively, from $384.3 million and $936.2 million for the three and nine months ended September 30, 2014, respectively. This increase was primarily due to the increase in the gallons sold during the quarter and for the first nine months of the year resulting from our international sales from our majority owned investment in Petrotec and growth in the North America market despite decreasing energy prices as a result of a declining crude oil. The decreasing biomass-based diesel prices were significantly impacted from the continued decline in crude oil prices and the reductions in biomass-based diesel government incentives resulting from the expiration of the BTC on December 31, 2014.
Biomass-based diesel revenues including government incentives increased approximately $10.7 million, or 3%, and $63.4 million, or 7%, to $394.8 million and $999.4 million for the three and nine months ended September 30, 2015, respectively, from $384.1 million and $936.0 million for the three and nine months ended September 30, 2014, respectively. In April 2015, we experienced a fire at our Geismar facility, resulting in the shutdown of the facility. Gallons sold increased by 31.2 million, or 35%, and 62.6 million, or 29%, to 120.0 million and 275.9 million gallons for the three and nine months ended September 30, 2015, respectively, compared to 88.8 million and 213.3 million gallons for the three and nine months ended September 30, 2014, respectively. Our average B100 sales price per gallon decreased $0.97, or 27%, and $0.71, or 20%, to

$2.57 and $2.88 for the three and nine months ended September 30, 2015, respectively, compared to $3.54 and $3.59 for the three and nine months ended September 30, 2014, respectively. The decrease in average sales price contributed to a $86.1 million and $151.4 million decrease in revenues for the three and nine months ended September 30, 2015, respectively, when applied to the number of gallons sold during the same period of 2014. The increase in gallons sold for the three and nine months ended September 30, 2015 accounted for revenues increase of $80.2 million and $180.3 million for the three and nine months ended September 30, 2015, respectively, using pricing for the same period of 2015. Sales of separated RIN inventory were $61.9 million and $142.5 million for the three and nine months ended September 30, 2015, respectively, and $46.3 million and $99.3 million for the three and nine months ended September 30, 2014, respectively. In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. In September 2015, another fire occurred at our Geismar facility. We are still in the process of assessing the damage caused by this fire, however we expect the structural damage from the September fire was far less than the April incident. We have property damage and business interruption insurance coverages, as as a result, this fire is not expected to have a material adverse impact on our financial results. The plant is expected to be back online by the end of January 2016.
Costs of goods sold. Our costs of goods sold increased approximately $28.9 million, or 8%, and $107.9 million, or 12%, to $390.5 million and $994.7 million for the three and nine months ended September 30, 2015, respectively, from $361.5 million and $886.8 million for the three and nine months ended September 30, 2014, respectively. Costs of goods sold as a percentage of revenues were 99% and 100% for the three and nine months ended September 30, 2015, respectively, and 94% and 95%, for the three and nine months ended September 30, 2014, respectively. The increase in cost of goods sold as a percentage of revenues during the three months and nine months ended September 30, 2015 was primarily due to declining energy prices, the expiration of the BTC on December 31, 2014 and lower biomass-based diesel prices as compared to 2014 coupled with feedstock prices not declining as significantly as energy and RINs prices, mainly due to continued high industry production levels in anticipation of a retroactive reinstatement of the BTC.
Biomass-based diesel costs of goods sold increased in the three months and nine months ended September 30, 2015 due to a 35% and 29% increase in gallons sold, respectively, that offset a slight decrease in average feedstock prices. Average lower cost feedstocks prices were approximately $0.28 per pound for both the three and nine months ended September 30, 2015, respectively, and $0.35 per pound for both the three and nine months ended September 30, 2014. Soybean oil costs were $0.32 per pound for both the three and nine months ended September 30, 2015, respectively, and $0.38 and $0.39 per pound for the three and nine months ended September 30, 2014, respectively. We recorded risk management gains of $23.3 million and $19.4 million from our derivative financial instrument activity for the three and nine months ended September 30, 2015, respectively, compared to risk management gains of $19.2 million and $15.8 million for the three and nine months ended September 30, 2014, respectively. Costs of goods sold for separated RIN inventory sales were $54.0 million and $144.4 million for the three and nine months ended September 30, 2015, respectively, and $45.1 million and $89.1 million for the three and nine months ended September 30, 2014, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $18.5 million and $51.3 million, or 5% and 5% of total revenue, for the three and nine months ended September 30, 2015, respectively, and $13.9 million and $38.0 million, or 4% and 4% of total revenue, for the three and nine months ended September 30, 2014, respectively. The increase of $4.6 million, or 33%, and approximately $13.3 million, or 35%, for the three and nine months ended September 30, 2015, respectively, was primarily due to an increase of $1.7 million and $6.5 million, respectively, from international expansion, $0.9 million and $3.0 million, respectively, in employee related expenses as headcount increased from prior year acquisitions supporting growth, $0.3 million and $2.6 million increase, respectively, in legal and professional expenses largely associated with international expansion and to support our growth. These increases were offset slightly by a decrease in bad debt expense.
Research and development expense. Our research and development expenses were $3.5 million and $11.8 million for the three and nine months ended September 30, 2015, respectively, compared to $2.8 million and $7.9 million for the three and nine months ended September 30, 2014, respectively. The increase in research and development expenses was mainly attributable to increased research and development activities to bring products to market and drive growth, primarily in regards to our REG Life Sciences business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
Other income (expense), net. Other income was $0.9 million and other expense was $0.6 million for the three and nine months ended September 30, 2015, respectively, and other expense of $1.7 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, bargain purchase gain net of taxes, interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $1.1 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $12.3 million for the three and nine months ended September 30, 2014, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$(15,671)	$4,572	$(56,138)	$13,220
Adjustments:
Income tax (benefit)	(1,050)	(248)	(2,654)	(12,274)
Interest expense	2,921	2,867	8,592	4,622
Bargain purchase gain from acquisition	(5,358)	—	(5,358)	—
Other (income) expense, net	462	(124)	(1,882)	(556)
Change in fair value of contingent liability	1,106	(1,059)	(722)	(1,443)
Straight-line lease expense	(19)	(142)	(322)	(455)
Depreciation	6,261	3,332	18,008	9,526
Amortization	(199)	303	(624)	(66)
Lease cancellation	—	—	—	1,904
Other	(4)	—	355	—
Biodiesel tax credit (1)	—	23,887	—	55,215
Non-cash stock compensation	1,191	1,392	3,427	4,041
Adjusted EBITDA	$(10,360)	$34,780	$(37,318)	$73,734

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
Liquidity and Capital Resources
Sources of liquidity. At September 30, 2015, the total of our cash and cash equivalents and our marketable securities was $73.8 million compared to $80.3 million at December 31, 2014. At September 30, 2015, we had total assets of $1,172.2 million compared to $1,372.9 million at December 31, 2014. At September 30, 2015, we had term debt of $256.9 million, compared to term debt of $252.9 million at December 31, 2014. Over $101.3 million of our term debt is fully cash collateralized with a certificate of deposit with Bank of America. There were $22.4 million outstanding borrowings on our revolving lines of credit at September 30, 2015 compared to $16.7 million at December 31, 2014. Availability under the Wells Fargo revolver was $37.5 million as of September 30, 2015. We were in compliance with all restrictive financial covenants associated with the borrowings as of September 30, 2015.
Our term debt (in thousands) are as follows:

	September 30, 2015	December 31, 2014
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$124,861	$121,354
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in December 2017	313	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	17,487	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,902	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,984	4,226
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	—
Other	1,170	1,402
Total debt	$256,942	$252,929
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
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by operating activities	$99,057	$71,354
Net cash flows used in investing activities	(73,315)	(247,792)
Net cash flows provided by (used in) financing activities	(21,348)	90,481
Net change in cash and cash equivalents	4,394	(85,957)
Cash and cash equivalents, end of period	$66,817	$67,270
In the nine months of 2015, we received approximately $220.3 million related to the 2014 reinstatement of the BTC, of which about $139.1 million was paid to our vendors and customers, leading to a significant increase in operating cash flows, offset by a decline in accrued expenses and other liabilities and deferred revenue. Our net cash flows provided by investing activity was impacted by the release of restricted cash used to acquire additional interest in Petrotec, the maturities of certain investments in marketable securities along with expenditures made for continued biorefinery capital improvements and cash spent on the acquisition of substantially all the assets of Imperium. Financing activities were impacted by payments made on our term debt and revolver, in addition to our share repurchase program. Our 2014 financing activities included our convertible senior note issuance, our entering into the related capped call transactions as well as equity issuances to support our acquisition activities and for working capital, among others.

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
During recent years, we completed upgrades to a number of our facilities such as Albert Lea, New Boston, Mason City and Newton. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities, which may include an estimated $15 million at our Geismar facility. We are currently working on a $31 million upgrade to our Danville facility, which is expected to be completed during the middle of 2016. Fifth Third Bank has currently committed up to $12 million towards financing the upgrade of our Danville facility.
In the future, we may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using feedstocks we procure. Such arrangements may require investments of additional working capital during the tolling periods.
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
Commodity Price Risk
Over the period from January 2010 through September 30, 2015, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.42 per gallon in August 2015, with prices averaging $2.67 per gallon during this period. Over the period January 2010 to September 30, 2015, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4444 per pound, or $3.33 per gallon. Over the period from January 2010 through September 30, 2015, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1750 per pound in September 2015, with sales prices averaging $0.3600 per pound during this period. Over the period from July 2010 through September 30, 2015, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.87 during this period.
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
Interest Rate Risk
We are subject to interest rate risk relating to the $17.5 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (nominal rate at September 30, 2015 of 4.19%).
We are subject to interest risk relating to the $100.0 million GOZone bonds, which bears interest at variable rates of daily LIBOR. The interest rate on the bonds was 0.02% at September 30, 2015.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $22.2 million borrowings or outstanding amounts at September 30, 2015. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 4.00 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of September 30, 2015 (nominal rate at September 30, 2015 of 4.00%).
Following the acquisition of Imperium, we are subject to interest rate risk under a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby our wholly owned subsidiary, REG Grays Harbor, can borrow up to $10.0 million for working capital. At September 30, 2015, we have a $5.2 million balance outstanding under this credit agreement. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. The nominal rate at September 30, 2015 was 3.50%.
Our weighted average interest rate on variable rate debt balances for the three months ended September 30, 2015 was 1.24% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
Investment Exposure
We are exposed to investment risk as it relates to changes in the market value of our investments. Our cash and marketable securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2015 and December 31, 2014, net unrealized gains and losses on these investments were not material.
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
On December 24, 2014, we acquired 69.08% of the outstanding common shares and voting interest of Petrotec. During the nine months ended September 30, 2015, we acquired an additional 15.83% ownership of the outstanding common shares and voting interest of Petrotec, bringing the total ownership to 85.93%. Our management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 Petrotec's internal control over financial reporting. Petrotec represented less than 5% of our total assets at September 30, 2015 and approximately 11% of our revenues for the nine months ended September 30, 2015. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
We acquired substantially all the assets of Imperium Renewables, Inc. (Imperium) in August 2015 and was subsequently renamed REG Grays Harbor, LLC (REG Grays Harbor). The acquisition represented less than 5% of our total assets as of September 30, 2015 and less than 1% of our revenues for the three month period ended September 30, 2015. As the acquisition occurred recently during the third quarter of 2015, the scope of our assessment of the effectiveness of internal control over financial reporting does not include REG Grays Harbor, which is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The EPA is required to determine the volume of biomass-based diesel that will be required each year based on the EPA’s consideration of a variety of factors, with a minimum biomass-based diesel annual volume requirement of at least 1 billion gallons. The biomass-based diesel volume requirement for 2013 was 1.28 billion gallons. On May 29, 2015, the EPA released its proposed 2014 through 2017 RFS targets whereby it proposed that the 2014, 2015, 2016 and 2017 biomass-based diesel RVO be 1.63 billion, 1.70 billion, 1.80 billion and 1.90 billion gallons, respectively. The EPA agreed to finalize the 2014 and 2015 by November 30, 2015. Additionally, the EPA indicated that they would finalize the RFS standards for 2016 on the same timeline.
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
According to EMTS data, 1.34 billion gallons of biomass-based diesel was produced and imported into the U.S. during the first nine months of 2015.
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
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel and as a result biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biomass-based diesel production costs. Energy prices, particular the market price for crude oil, significantly decreased throughout fourth quarter 2014 and remained depressed through the first nine months of 2015. A lack of close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biomass-based diesel prices, including, but not limited to, a reduction in the value of RINs would adversely affect our gross margins, cash flow and results of operations.
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
Our facilities are subject to risks associated with fire, explosions and leaks, which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced a fire at our Geismar facility. In both fires, employees and/or contractors were injured. We may be subject to litigation as a result of these injuries. In addition, the September 2015 incident is currently under investigation by the Occupational Safety and Health Administration, or OSHA, and may result in a citation, a fine or other claims.
Our Geismar facility has been shut down since the fire and we expect will remain so while repairs are completed. We may experience delays beyond our control in repairing the facility or OSHA review of the September fire. While we expect a significant portion of the costs associated with the Geismar fire will be covered by insurance, our insurance company may dispute coverage. In addition, there can be no assurance that our customers at the Geismar facility will return once production begins again. If any of the foregoing were to occur, we may incur significant additional costs, including liability for damages or injuries, legal expenses and loss of profit, which could seriously harm our results of operations and financial condition.
One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 18%, 16% and 36% of our revenues in 2014, 2013 and 2012, respectively. Our revenues from Pilot generally do not include revenues associated with the RINs generated from the gallons of biomass-based sold to Pilot. The value of those RINs represented approximately an additional 7% of our total sales, based on the OPIS average RIN price for 2014. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed.
Our business is primarily dependent upon two similar products. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biomass-based diesel industry.
Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable hydrocarbon diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. For example, in 2009 or the beginning of 2015, we were required to periodically idle our plants due to insufficient demand at profitable price points which materially affected our revenues. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.
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
At September 30, 2015, our total term debt was $256.9 million. This includes $124.9 million aggregate principal amount of 2.75% convertible senior notes due 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our acquired subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under revolving credit agreements provided by certain financial institutions. At September 30, 2015, there was $22.4 million borrowings made under our revolving lines of credit. See "Note 9 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of substantially all of LS9's assets in January 2014, as well as our acquisition of substantially all the assets of Syntroleum Corporation and the full ownership interest in Dynamic Fuels, LLC in June 2014, along with our acquisitions of Petrotec and Imperium and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2015 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.
A natural disaster at any of our production plants could increase our costs and liabilities.

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
There was a significant decline in RIN prices throughout 2015, with RIN prices starting the year at $0.92 per RIN, dipping below $0.40 per RIN in September 2015 and ending the third quarter of 2015 at $0.48, as reported by OPIS. In 2014, RIN prices increased moderatelyfrom $0.46 per RIN in January 2014 to $0.77 per RIN at December 31, 2014. A reduction in RIN values, such as those experienced in September 2015 and remaining low throughout the majority of 2014, may have a material adverse effect on our revenues and profits as such price decrease reduce the price we are able to charge for our biomass-based diesel.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. At September 30, 2015, approximately $10.7 million remained available for future stock repurchases under this repurchase program. During the three months ended September 30, 2015, we repurchased 837,065 shares of our Common Stock under this program as follows.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
July 2015	361,889	$10.54	1,555,546	$14,700,000
August 2015	None	N/A	None	$14,700,000
September 2015	475,176	$8.39	2,030,722	$10,700,000
On August 19, 2015, we issued 1,675,000 shares of Common Stock in connection with the acquisition of substantially all the assets of Imperium Renewables, Inc. including the 100 million gallon nameplate biomass-based diesel refinery and deepwater port terminal at the Port of Grays Harbor, Washington.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 22, 2015)

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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 9, 2015	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	November 9, 2015	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 9, 2015	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)