Form 10-K
period 2015-12-31
Renewable Energy Group, Inc.
filed 2016-03-14
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of Common Stock held by non-affiliates was $468,186,000.
As of February 29, 2016, 43,837,714 shares of Common Stock of the registrant were issued and outstanding.
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

PART I
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including revenues, cost of revenues and operating expenses;

•	government programs, policymaking and mandates relating to renewable fuels;

•	the availability, future price and volatility of feedstocks;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	progressing facilities currently under development to the construction and operational stages, including planned capital expenditures and our ability to obtain financing for such construction;

•	our ability to protect proprietary technology and trade secrets;

•	the development of competing alternative fuels, energy services and renewable chemicals;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

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
General
We are a company focused on providing cleaner, lower carbon intensity products and services while also providing conventional products and services. Today, we principally generate revenue as a leading North American advanced biofuels producer and we are expanding into the development of renewable chemicals. We are currently the largest producer of biomass-based diesel in the United States. To do this, we utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels along with focusing to convert diverse feedstocks into renewable chemicals. During 2015, we sold 375 million total gallons and had total revenues of $1.4 billion.
We operate a network of ten biomass-based diesel plants, with an aggregate nameplate production capacity of 432 million gallons per year, or mmgy, and one fermentation facility. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, marketing renewable products and distributing through a network of terminals, positions us to capitalize on growing demand for biomass-based diesel, renewable chemicals, other advanced biofuels along with other products and services.
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
In 2014, we expanded into the production of renewable chemicals, additional advanced biofuels and other products through an acquisition of assets in January 2014 and the creation of REG Life Sciences, LLC. This industrial biotechnology business is a late-stage development company focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended fuel at one of our existing Northeastern terminal locations. We expanded our sales of additional biofuel blends to Midwest terminal locations and look to potentially expand to other areas across North America.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner and began operating again by us in October 2014 after our completion of certain upgrades. The facility was idle again during the last 9 months of 2015 while repairs related to the two separate plant fires that occurred in April and September 2015 and upgrades were underway.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During 2015, we acquired additional shares in Petrotec through cash tender offers and purchases on the open market. At December 31, 2015, we owned approximately 87% of Petrotec's outstanding shares. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy (185,000 metric tons or MT).
In August 2015, we acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington. The renamed REG Grays Harbor, LLC increased our North American nameplate production capacity by nearly one third and expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil sourced nearby in the Pacific Northwest.
Plant Network

Our production network consists of the following owned facilities:

Property	Nameplate Production Capacity[1] (mmgy)	Estimated Production Capacity for Current Feedstock Mix as of December 31, 2015 (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa	12	12	2003	Refined Oils and Fats
Albert Lea, Minnesota	30	30	2006	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	26	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	35	2008	Refined Oils and Fats
Danville, Illinois[2]	45	45	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	60	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	14	2013	Crude, High FFA and Refined Oils and Fats
Ellenwood, Georgia [3]	15	n/a	n/a	Refined Oils and Fats
Mason City, Iowa	30	30	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana [4]	75	75	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee, Florida [5]	n/a	n/a	2014	n/a
Grays Harbor, Washington[6]	100	60	2015	Refined Oils and Fats
Partially Constructed Facilities			% Complete
St. Rose, Louisiana	60	n/a	~45%	Crude, High FFA and Refined Oils and Fats
Emporia, Kansas	60	n/a	~20%	Crude, High FFA and Refined Oils and Fats
Clovis, New Mexico	15	n/a	~50%	Crude, High FFA and Refined Oils and Fats

1	The nominal nameplate capacity listed above is based on original plant design.

2	The $31 million upgrade to this facility is in process and is expected be completed in summer 2016.

3	Idled by prior owner at time of our purchase and remains idled pending repairs or upgrades. We have not yet set a production date.

4	Plant acquired in June 2014 and commenced operations in October 2014, but has been shutdown since April 2015 due to two separate fires that occurred in April and September 2015.

[5]	Okeechobee is a demo-scale microbial fermentation facility for the development and production of renewable chemicals, fuels and other products.

[6]	Acquired in August 2015 from Imperium Renewables, Inc.

Petrotec's production network consists of the following facilities:

Property	Nameplate Production Capacity (million gallons)	Estimated Production Capacity for Current Feedstock Mix as of December 31, 2015 (million gallons)	Operations Commenced	Feedstock Capability
Completed
Emden, Germany	30	27	2008	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	26	23	2001	Crude, High FFA and Refined Oils and Fats

In addition to the production facilities and fermentation facility listed above, we maintain a testing laboratory at our corporate headquarters in Ames, Iowa, which allows us to test various feedstocks for conversion into biomass-based diesel, as well as various manufacturing processes available in the production of biomass-based diesel. We also have a regional office in Tulsa, Oklahoma, focused on maintaining and developing advanced biofuel technologies. Our industrial biotechnology research and development activities, conducted in South San Francisco, are dedicated to the development of renewable chemicals, advanced biofuels and other products using our proprietary microbial fermentation technology.
Our Feedstocks and Other Inputs
Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to rapidly change our processing techniques to accommodate different feedstocks and feedstock mixes. In 2015, approximately 85% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or inedible animal fat feedstock and the remaining 15% was from refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in small to medium quantities. There is no established futures market for lower cost feedstocks. Inedible corn oil and used cooking oil can be purchased in nearby forward positions of three to twelve months on fixed priced contracts or sometimes indexed to the New York Mercantile Exchange, or NYMEX, NY Harbor ULSD index (previously referred to as NYMEX Heating Oil). We generally purchase inedible animal fats on a freight delivered basis and purchase in one to four week forward positions. Soybean oil can be purchased on a spot or forward contract basis from a number of suppliers.
From time to time, we work with developers of next generation feedstocks, such as algae and camelina, to assist them in bringing these new feedstocks to market. We have converted several of these feedstocks, as well as other second generation feedstocks, into high quality biomass-based diesel in our laboratory and production facilities. We believe we are well positioned to incorporate these new feedstocks into our production process as they become commercially available.
We procure methanol, chemical catalysts such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price of methanol plus or minus a negotiated basis.
Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biodiesel facilities is equipped with an on-site rail loading system, a truck loading system, or both, and a logistics and supply chain management staff. Our Seneca biorefinery near the Illinois River has direct barge access supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. We lease 463 railcars for transportation and lease biomass-based diesel storage tanks in 39 terminals as of December 31, 2015. In general, the terminals where we lease our biomass-based diesel storage tanks are petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal leases typically have one- to three-year terms and are generally renewable subject to certain terms and conditions. During 2015, we have sold our various products in 47 states and five provinces in Canada.
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
Seasonality
Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in Northern and Midwestern states due to blending concentrations being reduced to adjust for performance issues during colder weather. This seasonal fluctuation is strongest for biodiesel made from inedible animal fats and used cooking oil. Biodiesel made from those feedstocks has a higher cloud point, the point at which a fuel begins to gel, than biodiesel produced from soybean oil, canola oil or inedible corn oil, which may cause cold weather performance issues.
Renewable Identification Number, or RIN, prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated. Since 20% of an Obligated Party's annual Renewable Volume Obligation, or RVO, can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to increase as the calendar year progresses if the RIN market is undersupplied compared to that year's RVO and decrease if it is oversupplied. For further discussion and background on RINs, see "Government Programs Favoring Biomass-based Diesel Production and Use" below.
Competition
We face competition from producers and suppliers of petroleum-based diesel fuel, from other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are product quality, both biomass-based diesel and RIN quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable hydrocarbon diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biomass-based diesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We are also in competition with producers of renewable hydrocarbon diesel, such as Neste Oil, which has approximately 720 million gallons of renewable hydrocarbon diesel production capacity in Asia and Europe and Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International with approximately 160 million gallons of renewable diesel production capacity. Renewable hydrocarbon diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable hydrocarbon diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Neste Oil and Diamond Green Diesel, LLC, have greater financial resources than we do.
In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. We face increasing competition from imported biomass-based diesel and expect this to continue. In January 2015, the EPA announced the approval of a plan submitted by CARBIO, a consortium of Argentinean renewable fuel producers, which allows for Argentinian biodiesel made from soybean oil to generate RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
We also face competition from independent biodiesel producers. Most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of our competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biomass-based diesel traders such as US Oil, NGL, Noble, Morgan Stanley, Tenaska and Vitol. These trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.

Segment and Geographic Information
Prior to 2015, our business was organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. As of December 31, 2015, we began reporting for a new segment, Renewable Chemicals, which was previously included in the Biomass-based Diesel segment. Financial and geographic information regarding our segments can be found in Note 20 to our consolidated financial statements included under Part II, Item 8 of this report.
Government Programs Favoring Biomass-Based Diesel Production and Use
The biomass-based diesel industry benefits from numerous federal and state government programs, the most important of which is RFS2.
Renewable Fuel Standard
On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable hydrocarbon diesel. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, required 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts subject to the United States Environmental Protection Agency, or EPA, proposals and the Office of Management and Budget, or OMB, approval. On November 30, 2015, the EPA issued the final 2014 through 2016 RVO rules whereby the biomass-based diesel volumes were set at 1.63 billion, 1.73 billion, 1.90 billion gallons for 2014, 2015 and 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons.
The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is satisfied by biodiesel and renewable hydrocarbon diesel, or RHD. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.
The RFS2 requirement for advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable hydrocarbon diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol, so long as it meets the 50% greenhouse gas reduction requirement. The advanced biofuel requirement was 2.67 billion gallons in 2014, 2.88 billion gallons in 2015 and 3.61 billion gallons in 2016.
The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 and RHD has an EEV of 1.5-1.7, compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biomass-based diesel than sugarcane-based ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biomass-based diesel to meet their advanced biofuel RVO.
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and requires these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of RINs from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron and Shell, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.
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
The value of RINs is significant to the price of biomass-based diesel. During 2014, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biomass-based, as reported by The Jacobsen, and range from a low of $0.64 per gallon, or 19%, in January to a high of $1.15 per gallon, or 34%, in December. In 2015, RIN prices as a percentage contribution to the average B100 spot price, as reported by OPIS fluctuated significantly throughout the year and range from a low of $0.58 per gallon, or 23%, in September to a high of $1.55 per gallon, or 53%, in January.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, when in effect, provides a $1.00 per gallon excise tax credit to the first blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The biodiesel tax credit can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The BTC again lapsed as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC lapsed again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. On December 18, 2015, the BTC was reinstated for 2015 and will be in effect until December 31, 2016. It is uncertain whether the BTC will be reinstated thereafter and if reinstated, whether or not it would be reinstated retroactively.
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
According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. Currently, Minnesota law requires a B5 biodiesel blend throughout the entire year. In 2014, the law required the state to increase blends to a B10 blend in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania and Washington have all adopted legislation requiring biomass-based diesel blends beginning at B2 (and B5 in New Mexico) with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biomass-based diesel blends in home heating oil. The City of New York has adopted legislation requiring biomass-based diesel blends at a 2% rate for heating oil and legislation increasing that requirement to B5 biodiesel has been introduced.
Although we believe that state requirements for the use of biofuels increase demand for our biomass-based diesel within such states, they may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to states that have use requirements or tax incentive programs.
Environmental Matters
Our manufacturing facilities, like other fuel and chemical production facilities, are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; ecological and natural resources; and the health and safety of our employees, contractors and the public. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate each facility. They can require expensive pollution control equipment or operational changes to limit actual or potential impacts to human health and the environment. A violation of these laws, regulations or permit conditions could result in substantial fines, natural resource damage, criminal sanctions, permit revocations and or facility shutdowns. We do not currently have any environmental proceedings either pending or threatened against our facilities that would materially affect our business or financial condition. Furthermore, we do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements as presently in effect.
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
We acquired certain assets of Tellurian Biodiesel, Inc., or Tellurian, and American BDF, LLC, or ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc., or RTI, and Tellurian. The purchase connects RTI’s national used cooking oil collection system with our national network of biodiesel manufacturing facilities.

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
We acquired 69% equity ownership in Petrotec AG from its majority shareholder. We have made cash tender offers for all other Petrotec shares and as of December 31, 2015, we own approximately 87% of Petrotec's shares.

August 2015	Grays Harbor facility	We acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington.
Employees
As of December 31, 2015, we employed 597 full-time employees. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents, trade secrets, and licenses related to our biomass-based diesel and industrial biotechnology businesses and expect that number to grow as we continue to pursue technological innovations. We have developed a patented technology that uses microbes to convert sugars to biodiesel in an one-step fermentation process similar to ethanol manufacturing. We have an estate of issued patents offering protection through 2034 and additional patent applications in prosecution that if issued will extend patent protections beyond 2034.
Customer concentration

Our sales to one customer, Pilot Travel Centers LLC, or Pilot, were $114.0 million, $231.8 million and $243.3 million, representing approximately 8%, 18% and 16% of our total revenues for 2015, 2014, and 2013, respectively. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based diesel sold. The value of those RINs represented approximately an additional 13% of our total sales in 2015, based on the OPIS average RIN price for the year.
Research and development
We devote considerable resources to our research and development programs. Our biomass-based diesel research and development programs have been primarily targeted towards improving the quality and efficiency of the biomass-based diesel production process and developing applications for co-products. Our development stage industrial biotechnology business conducts research and development involving the production of renewable chemicals, additional advanced biofuels and other products from our proprietary microbial fermentation process. In January 2016, ExxonMobil, a global leader in advanced biofuels research, announced an agreement with us to study the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. The agreement is between ExxonMobil Research and Engineering Company and REG Life Sciences. We have developed a patented technology that uses microbes to convert sugars to biodiesel in an one-step fermentation process similar to ethanol manufacturing.
We expect our research and development expense associated with these programs to increase in future periods. We incurred research and development expense of $16.9 million, $12.4 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Executive Officers of the Registrant
Daniel J. Oh, age 51, has served as our Chief Executive Officer and as a Director since September 2011 and President since April 2009. Mr. Oh served as our Chief Operating Officer from June 2007 to September 2011, our Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at Agri Business Group, Inc., or ABG, an agribusiness management consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Leader and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the United States Army, earning the rank of Major. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as a director on Petrotec AG's supervisory board. Mr. Oh’s employment agreement with us provides that he will serve as a director.
Chad Stone, age 46, has served as our Chief Financial Officer since August 2009. Prior to joining us from October 2007 to May 2009, he was a Director at Protiviti Inc., a global business consulting and internal audit firm. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone has served on executive Board of the Iowa Biodiesel Board since 2011 and was named chair in September 2014. In October 2015, Mr. Stone began serving on the University of Iowa School of Management's Advisory Committee. In November 2015, Mr. Stone was elected to the Governing Board of the National Biodiesel Board. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 53, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General Manager for West Central, one of our predecessors from July 2006 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations that served the automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin serves on the board of the Iowa Renewable Fuels Association and was the President in 2012, as well as, Vice President in 2011. Mr. Albin serves as a director on Petrotec AG's supervisory board. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.

David Elsenbast, age 54, has served as our Vice President, Supply Chain Management since April 2009. From August 2006 to April 2009, Mr. Elsenbast served as our Vice President, Procurement. Prior to joining us, Mr. Elsenbast served in the same role for West Central, since April 2006. Mr. Elsenbast has also served on the Board of the American Fats and Oils Association since October 2009. From 1990 to March 2006, Mr. Elsenbast served in various roles for Milk Specialties Company, an animal nutrition company, including Vice President of Business Development, Vice President of Operations and Purchasing and General Manager. Mr. Elsenbast has over 30 years in agricultural business development, supply chain management, operations, and purchasing. Mr. Elsenbast holds a B.S. in agricultural business from Iowa State University.
Gary Haer, age 62, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biomass-based diesel sales in the United States. Mr. Haer has over 15 years of experience in the biomass-based diesel industry. Mr. Haer currently serves on the Executive Committee of the National Biodiesel Board’s Governing Board as Past Chairman and has been elected to various officer positions during his tenure from 1998 to 2014. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.
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
Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below. As a result, the trading price of our common stock could decline.

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
RFS2: Loss or reductions of federal governmental requirements for the use of biofuels could have a material adverse effect on our revenues and operating margins.
The biomass-based diesel industry relies substantially on federal requirements for use of biofuels. Since biomass-based diesel has been more expensive to produce than petroleum-based diesel fuel, the biomass-based diesel industry depends on governmental programs that support a market for biomass-based diesel that might not otherwise exist.
The most important of these government programs in the United States is RFS2, which requires annual consumption of specified volumes of biomass-based diesel fuel, including biodiesel and renewable hydrocarbon diesel. RFS2 became effective on July 1, 2010 and applies through 2022. Under RFS2, the EPA is required to determine the annual consumption volumes based on the EPA’s consideration of a variety of factors. The annual consumption volume requirements must be at least one billion gallons. The minimum volume requirement for 2013 was 1.28 billion gallons. On November 30, 2015, the EPA released final RFS targets for biomass based diesel of 1.63 billion gallons for 2014, 1.73 billion gallons for 2015, 1.90 billion gallons for 2016 and 2.00 billion gallons for 2017. We believe that much of the increase in demand for our biomass-based diesel since July 2010 is attributable to, and accelerated by, the existence and implementation of RFS2. In addition, we believe that biomass-based diesel prices since July 2010 have received significant support from RFS2. The United States Congress could repeal, curtail or otherwise change, and the EPA could curtail or otherwise change, the RFS2 program in a manner adverse to us. The petroleum industry is generally opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We believe that state requirements and incentives for the use of biofuels increase demand for our biomass-based diesel within such states, but do not increase overall demand for biofuels in excess of RFS2 requirements. Rather, state requirements and tax incentives influence where petroleum refiners and petroleum fuel importers choose to consume the volume requirements established by the EPA under RFS2. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely harm our revenues and cash flows.

Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins.
Federal

The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on tax incentives to make the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit or BTC. The BTC provides a $1.00 refundable tax credit for each gallon of pure biomass-based fuel, or B100, blended with petroleum-based diesel fuel. The entity to first blend the fuels receives the credit. The BTC was established on January 1, 2005 and existed until it was allowed to lapse on December 31, 2009. Thereafter, the BTC was periodically reinstated by Congress both prospectively and retroactively, and then again allowed to lapse. For instance, Congress reinstated the BTC in December 2010, covering 2010 retroactively and 2011 prospectively, and allowed it to lapse at the end of 2011. On January 2, 2013, over a full year following its previous expiration, Congress again reinstated the BTC covering 2012 retroactively and 2013 prospectively. The credit lapsed a third time on December 31, 2013 and was reinstated almost one year later on December 19, 2014, covering only 2014 retroactively. Most recently, the credit was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. There is no assurance that the BTC will be extended or, if it is allowed to lapse, be reinstated. In response to the regular lapsing and reinstatement of the BTC, the biomass-based diesel industry and its customers have adopted arrangements for sharing revenue generated from selling gallons of biomass-based diesel that benefit from the BTC. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. It is uncertain what action, if any, Congress may take with respect to allowing the BTC to lapse or reinstate or extend the BTC, or whether such action would apply retroactively or prospectively.
If Congress does not extend or reinstate the credit, demand for our biomass-based diesel and the price we are able to charge for our product may be significantly reduced, harming revenues and profitability. In addition, uncertainty regarding the extension or reinstatement of the BTC has caused fluctuations in our operating results. For example, we experienced a reduction in gallons sold in the first quarter of 2012 following an industry-wide acceleration of gallons produced and sold in the fourth quarter of 2011, when the BTC was scheduled to expire on December 31, 2011. We believe reduced demand in the first quarters of 2014 and 2015 also resulted from the lapsing of the BTC at the end of 2013 and 2014, respectively.
State
Several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, we derive a significant portion of our revenues from operations in the State of Illinois, which offers an exemption from the generally applicable 6.25% sales tax for biodiesel blends at 11% biodiesel, or B11. Like the BTC, the Illinois tax incentive program, and the tax incentive programs of other states, could be changed as a result of state budget considerations or otherwise. Reduction or elimination of such incentives could materially and adversely harm our revenues and profitability.

Increased industry-wide production of biomass-based diesel, including as a result of existing excess production capacity, could harm our financial results.
If the volume of excess biomass-based diesel RINs exceeds the volume mandated for use under RFS2, the demand for and price of our biomass-based diesel, and biomass-based diesel RINs may be reduced, which could harm revenues and cash flows.
According to the National Biodiesel Board, or NBB, as of September 12, 2012, 2.7 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 1.2 billion gallons of biomass-based diesel production was registered by foreign producers. Furthermore, plants under construction and expansion in the United States as of December 31 2011, if completed, could add an additional several hundred million gallons of annual biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
Increased biomass-based diesel production may result in the generation of RINs in excess of the volume of RINs mandated for consumption under RFS2. RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO. For example, in 2012, which had a RVO for biomass-based diesel of one billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decrease in September when biomass-based diesel RIN generation neared the equivalent of 900 million gallons, as reported by EMTS. Similarly, in September of 2013 when biomass-based diesel RIN generation reached approximately 960 million gallons compared to a 2013 biomass-based diesel RVO of 1.28 billion gallons, biomass-based diesel RIN prices, as reported by OPIS, began to decline.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially.
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biomass-based diesel production costs. A lack of close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. Any decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biomass-based diesel prices, along with a reduction in the value of RINs, would adversely affect our gross margins, cash flow and results of operations.
Energy prices, particularly the market price for crude oil, significantly decreased throughout 2015. The price we sold our biomass-based diesel also significantly decreased from $3.62 per gallon in 2014 to $2.97 per gallon in 2015. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. There was a significant decline in RIN prices throughout 2015, with RIN prices starting the year at $0.92 per RIN, dipping below $0.40 per RIN in September 2015 and ending the year at $0.72 per RIN, as reported by Oil Price Information Service, or OPIS. There was significant volatility in RIN prices during 2014, with a decline in the second and third quarters of 2014, and subsequent increase in the fourth quarter, finishing the year at its peak at $0.77 per RIN, as reported by OPIS. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in 2015 and prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstock may not decrease to a level proportionate to current operating margins. The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. If these emerging technologies compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel does, then the biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices.
At elevated feedstock price levels, certain feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers. In addition, we generally are unable to enter into forward contracts at fixed prices for some of our feedstocks, such as animal fat, because markets for these feedstocks are less developed.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013, $0.92 in 2014 and $1.09 in 2015, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.65 in 2012, $1.19 in 2013, $0.65 in 2014 and $0.58 in 2015, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. From 2012-2015, approximately 85% of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15% was virgin vegetable oils.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ultra-low sulfur diesel, or ULSD. The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts as well as the cumulative sum of the obligations we assume under these contracts.
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

Our facilities and our customer’s facilities are subject to risks associated with fire, explosions and leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.

Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In both fires, employees and contractors were injured. We may be subject to litigation as a result of these injuries. In addition, on March 3, 2016 the Occupational Safety and Health Administration, or OSHA, issued a citation and notification of penalty regarding the September 2015 incident, citing three “willful” safety violations.
As a result of the fires, our Geismar facility was shut down from April 2015 through February 2016 while repairs and upgrades were completed. As of the date of this filing, our Geismar facility is going through start-up operations. We expect that the plant will not initially commence full capacity operation as we expect it to take time to resume full operations at the plant. While we expect a significant portion of the costs associated with the Geismar fires will be covered by insurance, our insurance company may dispute coverage. In addition, there can be no assurance that our customers at the Geismar facility will return once production begins again. If any of the foregoing were to occur, we may incur significant additional costs, including liability for damages or injuries, legal expenses and loss of profit, which could seriously harm our results of operations and financial condition.
A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast location, are vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations. Every one of our plants could incur damage from other natural disasters as well. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would seriously harm our results of operations and financial condition.
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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 8%, 18% and 16% of our revenues in 2015, 2014 and 2013, respectively. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs represented approximately an additional 13% of our total sales in 2015, based on the OPIS average RIN price for the year. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

Our business is primarily dependent upon two similar products. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biomass-based diesel industry.

Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable hydrocarbon diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. In the beginning of 2015, we were required to periodically idle our plants due to insufficient demand at profitable price points. If we are required to idle our plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable hydrocarbon diesel could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. Additionally, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials (ASTM). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology and retrofit our plants in order to incorporate new technologies and remain competitive. In order to execute our strategy to expand into the production of renewable chemicals, additional advanced biofuels, next generation feedstocks and related renewable products, we may need to acquire licenses or other rights to technology from third parties. We can provide no assurance that we will be able to obtain such licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, and our ability to sell biomass-based diesel may be harmed, negatively impacting our revenues and profitability.

Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.
Our success depends in part upon our ability to protect and prevent others from using our intellectual property. Failure to obtain or maintain adequate intellectual property protection could adversely affect our competitive business position. We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in select foreign countries. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not applied for in some countries.
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
It may be difficult for us to protect and enforce our intellectual property. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If we pursue litigation to assert our intellectual property rights, an adverse judicial decision in any legal action could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.
A competitor could seek to enforce intellectual property claims against us. Defending intellectual property rights claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, in 2012, the market rates of leasing new rail cars nearly doubled as a result of increased demand to move domestically drilled crude oil from new supply fields in the upper Midwest to various refineries. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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

We are dependent upon our key management personnel and other personnel whereby the loss of any of these persons could adversely affect our results of operations.
Our success depends on the abilities, expertise, judgment, discretion, integrity and good faith of our management and employees to manage the business and respond to economic, market and other conditions. We are highly dependent upon key members of our relatively small management team and employee base that possess unique technical skills for the execution of our business plan. There can be no assurance that any individual will continue in his or her capacity for any particular period of time or that replacement personnel with comparable skills could be found. The inability to retain our management team and employee base or attract suitably qualified replacements and additional staff could adversely affect our business. The loss of employees could delay or prevent the achievement of our business objectives and have a material adverse effect upon our results of operations and financial position.

We have not generated any revenue from sales of renewable chemicals to date and we expect to incur additional costs and face significant challenges to develop this business.
In January 2014 we entered the market for renewable chemicals. To date, we have incurred significant costs and have not generated any revenues from this business which is still at a pre-commercial stage. In order to generate revenue from our renewable chemicals, we must be able to produce sufficient quantities of our products, which we have not done to date and would not be able to do on our own without incurring significant capital expenditure to build a commercial scale production facility. There are multiple options for how we may pursue generating revenue from our renewable chemicals business. Some options may require additional capital expenditures prior to generating revenue.
In entering this market, we intend to sell renewable chemicals as an alternative to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our renewable chemical products generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital, other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Some of our products may also require regulatory registrations and approvals from governmental authorities. The requirements for obtaining regulatory registrations and approvals may change or may take longer than we anticipate. Satisfying these processes may take many months or years.
If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use, or that the use of our products produce benefits to them, we will not be successful in these markets and our business will be adversely affected. Additionally, in contrast to the tax incentives relating to biofuels, tax credits and subsidies are not currently available in the United States for consumer products or chemical companies who use renewable chemical products. We do not expect meaningful revenue from our sale of renewable chemicals in the near term.

We may encounter difficulties in effectively integrating the businesses we acquire, including our international businesses where we have limited operating history.

We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of the majority interest in Petrotec, a German biodiesel producer, in December 2014 along with our acquisition of substantially all the assets of Imperium in August 2015. We may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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

•	incurring significant exit charges if products or services acquired in business combinations are unsuccessful; and

•	if we are unable to complete the tender offer, our ability to control the operations of Petrotec may be limited.
Our ability to recognize the benefit of our investment in Petrotec, or any other international operations we invest in, will require the attention of management and is subject to a number of risks. We have no experience operating a biorefinery outside of the United States. The biodiesel market in Europe benefits from regulations that encourage the use of biodiesel. These regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	protecting and enforcing our intellectual property rights;

•	difficulties in the assimilation and retention of employees;

•	the inability to extend proprietary rights in our technology into new jurisdictions;

•	currency exchange rate fluctuations;

•	general economic and political conditions in foreign jurisdictions;

•	foreign tax consequences;

•	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally; and

•	export or import regulations as well as trade and tariff restrictions.
Our failure to successfully manage and integrate our acquisitions could have an adverse effect on our operating results, ability to recognize international revenue, and our overall financial condition.

We may not successfully identify acquisitions, investment opportunities and other strategic relationships on favorable terms or be able to secure capital to pursue such opportunities.
We regularly review investment opportunities, including domestic and international acquisitions of biofuel production facilities, opportunities to develop our renewable chemicals business, expand, complete or enhance our biomass-based operations or acquire complementary businesses and technologies. We have acquired most of our facilities from third parties. However, we may be unable to identify suitable acquisition candidates in the future. Even if we identify appropriate acquisition candidates, we may be unable to complete such acquisitions on favorable terms, if at all.
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. There is also one non-operational plant near Atlanta, Georgia. The biomass-based facility near Atlanta, Georgia, which had been idled prior to our acquisition will remain so pending certain repairs and upgrades. Our Clovis plant is currently being operated as a terminal facility.
While we intend to finance certain upgrades to our existing facilities from our cash flow from operations, we will need to raise significant capital to pursue investment opportunities, complete construction of the three partially constructed or non-operational facilities and to fund related working capital requirements. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Any debt financing could involve restrictive covenants, which may restrict our flexibility in operating our business, including restrictions on the ability to make distributions, to guarantee indebtedness and to incur liens on the plants of such subsidiaries, thereby, making it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operation of our facilities may harm our operating performance.
We regularly incur significant expenses to maintain and upgrade our equipment and facilities. The machines and equipment that we use to produce our products are complex, have many parts and some are run on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts such as motors, pumps, pipes and electrical parts. In addition, our facilities require periodic shutdowns to perform major maintenance and upgrades. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues in future periods as a result of changes to equipment and operational and mechanical processes made during the shutdown period.

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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners includes Neste Oil with approximately 720 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture in an approximate 160 million gallon renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
A volatile regulatory environment, lack of debt or equity investments and volatile biofuel prices and feedstock costs have likely contributed to the necessity of bankruptcy filings by biofuel producers. We may encounter new competition from buyers of distressed biodiesel properties that enter the industry at a lower cost than original plant investors or from competitors consolidating or otherwise growing. Our business has been, and in the future may be, negatively impacted by the industry conditions that influenced the bankruptcy proceedings of other biofuel producers. Our business and prospects may be significantly and adversely affected if we are unable to similarly increase our scale.

We face competition from imported biodiesel and renewable hydrocarbon diesel, which may reduce demand for biomass-based diesel produced by us and cause our revenues and profits to decline.
Biodiesel and renewable hydrocarbon diesel imports into the United States have increased significantly and compete with biodiesel produced in the United States. The imported fuels may benefit from production incentives or other financial incentives in foreign countries that offset some of their production costs and enable importers to profitably sell biodiesel or renewable hydrocarbon diesel in the United States at lower prices than United States-based biodiesel producers. Under RFS2, imported biodiesel and renewable hydrocarbon diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. In January 2015, the EPA announced the approval for Argentinian biodiesel made from soybean oil to generate RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.

Our business is subject to seasonal fluctuations, which are likely to cause our revenues and operating results to fluctuate.
Our operating results are influenced by seasonal fluctuations in the price of and demand for biodiesel. Seasonal fluctuations may be based on both the weather and the status of both the BTC and RVO obligations. Demand may be higher in the quarters leading up to the expiration of the BTC as customers seek to purchase biodiesel when they can benefit from the agreed upon value sharing of the BTC with producers of biodiesel. Seasonal fluctuation also occurs in the colder months when historically there has been reduced demand for biodiesel in northern and eastern United States markets, which are the primary markets in which we currently operate.
Biodiesel typically has a higher cloud point than petroleum-based diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and eventually gels, leading to fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. Most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which result in higher storage costs. Higher cloud point biodiesel may have other performance problems, including the possibility of particulate formation above the cloud point which may result in increased expenses as we try to remedy these performance problems, including the costs of extra cold weather treatment additives. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for our biodiesel product, or the production capacity of our facilities will reduce our revenues and have an adverse effect on our cash flows and results of operations.

Failure to comply with governmental regulations, including EPA requirements relating to RFS2 and FDA requirements relating to the Food Safety Modernization Act, could result in the imposition of penalties, fines, or restrictions on our operations and remedial liabilities.
The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations. Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.
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
We are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and continuously evolving, requiring us to periodically update our compliance systems. Recently, the EPA implemented a quality assurance program and regulations related to the generation and sale of biomass-based diesel RINs. Compliance with these or any new regulations or Obligated Party verification procedures could require significant expenditures to attain and maintain compliance. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our revenues and profitability.
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable hydrocarbon diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable hydrocarbon diesel plant in Norco, Louisiana in 2013. Under RFS2, renewable hydrocarbon diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Furthermore, under RFS2, renewable hydrocarbon diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable hydrocarbon diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable hydrocarbon diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be generated upon the production of these fuels. The EPA recently adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs.
The biomass-based diesel industry will also face increased competition resulting from the advancement of technology by automotive, industrial and power generation manufacturers which are developing more efficient engines, hybrid engines and alternative clean power systems. Improved engines and alternative clean power systems offer a technological solution to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If and when these clean power systems are able to offer significant efficiency and environmental benefits and become widely available, the biomass-based diesel industry may not be able to compete effectively with these technologies and government requirements for the use of biofuels may be discontinued.

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
Under the Energy Independence and Security Act of 2017, (the EISA), the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At December 31, 2015, our total term debt before debt issuance costs was $256.6 million. This includes $126.1 million aggregate carrying value on our $143.7 million, 2.75% convertible senior notes due in June 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under a revolving credit agreement provided by a bank group. At December 31, 2015, there were borrowings made under our revolving line of credit, all of which we guarantee. See "Note 12 - Debt" to our Consolidated Financial Statements for a description of our indebtedness.
Our indebtedness could:
•require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
•increase our vulnerability to general adverse economic and biomass-based diesel industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the biomass-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit among other things, our ability to borrow additional funds.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the GOZone Bonds, our other existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future indebtedness.

We are subject to counterparty risk with respect to the capped call transactions that we entered into in connection with the issuance of our Convertible Notes.
In connection with the issuance of our Convertible Notes, we entered into privately-negotiated capped call transactions with various counterparties. The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with such option counterparty. Our exposure will depend on many factors, but generally, an increase in our exposure will be correlated to an increase in the market price and volatility of shares of our common stock. In addition, upon a default by any option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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
In addition, stock markets experience significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may have material adverse effect on the market price of our common stock.

We may issue additional common stock as consideration for future investments or acquisitions.
We have issued in the past, and may issue in the future, our securities in connection with investments and acquisitions. Our stockholders could suffer significant dilution, from our issuances of equity or convertible debt securities. Any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The amount of our common stock or securities convertible into or exchangeable for our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2015 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on our common stock to date, have contractual restrictions against paying cash dividends and currently intend to retain our future earnings to fund the development and growth of our business. As a result, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur. Investors seeking cash dividends should not invest in our common stock.

Delaware law and our amended and restated certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
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
The following table lists each of our owned production facilities and their location, use, and nameplate production capacity. Each facility listed below is used by our Biomass-based diesel Segment, except for Okeechobee, which is used by our Renewable Chemicals segment.
PRODUCTION FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biomass-based diesel production	12
Seabrook, Texas	Biomass-based diesel production	35
Danville, Illinois	Biomass-based diesel production	45
Newton, Iowa	Biomass-based diesel production	30
Seneca, Illinois	Biomass-based diesel production	60
Albert Lea, Minnesota	Biomass-based diesel production	30
New Boston, Texas	Biomass-based diesel production	15
Ellenwood, Georgia	Biomass-based diesel production	15
Mason City, Iowa	Biomass-based diesel production	30
Geismar, Louisiana*	Biomass-based diesel production	75
Grays Harbor, Washington	Biomass-based diesel production	100
Okeechobee, Florida	Fermentation facility	N/A
* This facility produces renewable hydrocarbon diesel, naphtha, and liquid petroleum gas.
Our Ellenwood facility was idled by the previous owners prior to our acquisition and will remain so until repairs or upgrades are made where the facility meets our standards. We have not yet set a production date for our Ellenwood facility.
PETROTEC'S PRODUCTION FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)
Emden, Germany	Biomass-based diesel production	30
Oeding, Germany	Biomass-based diesel production	26
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

2015	High	Low
Fourth Quarter	$9.76	$7.06
Third Quarter	$11.96	$7.25
Second Quarter	$12.80	$8.10
First Quarter	$9.93	$8.30

2014	High	Low
Fourth Quarter	$10.97	$8.67
Third Quarter	$12.30	$9.98
Second Quarter	$12.66	$9.75
First Quarter	$12.89	$9.61
Holders
As of February 29, 2016, there were approximately 2,460 holders of record of our common stock.
Dividends
We have never paid, and do not intend to pay in the future, a cash dividend on our common stock. In addition, we have entered into agreements that contractually restrict certain of our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiaries.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2015, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	3,121,050	[1]	$10.80	[2]	844,616
Equity compensation plans not approved by stockholders	—		—		—
Total	3,121,050		$10.80		844,616

1	Includes 87,026 shares underlying outstanding stock options, 637,898 shares underlying outstanding restricted stock units and 2,396,126 shares underlying outstanding stock appreciation rights.

2	Restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following graph shows a comparison of the cumulative total returns from January 19, 2012 to December 31, 2015, for us, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index. The graph assumes that $100 was invested on January 19, 2012 in our common stock, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index, and that all dividends were reinvested.

	01/19/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
REGI	$100.00	$58.60	$114.60	$97.10	$92.50
Elements MLCX Biofuels ETN	100.00	108.00	93.44	84.57	72.32
Russell 3000	100.00	109.17	142.96	157.50	155.58
Sales of Unregistered Securities
On February 27, 2015, we issued 37,966 shares of our common stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.
Issuer Purchases of Equity Securities
On February 19, 2015, the Company's board of directors approved a share repurchase program of up to $30 million of the Company's shares of common stock. Under the program, which is in effect through October 31, 2016, REG may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. At December 31, 2015, there was approximately $6.7 million remaining under this program for future share repurchases. During the three months ended December 31, 2015, we repurchased 448,391 shares of our common stock under this program as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
October 2015 (from October 1, 2015 to October 15, 2015)	448,391	$8.92	2,479,113	$6,700,000
November 2015 (from November 1, 2015 to November 30, 2015)	None	N/A	2,479,113	$6,700,000
December 2015 (From December 1, 2015 to December 31, 2015)	None	N/A	2,479,113	$6,700,000
On March 5, 2016, the Company's board of directors approved a repurchase program of up to $50 million of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, REG may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2015 and 2014, and the selected consolidated statements of operations data for each year ended December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011, and the selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2015(1)	2014 (2)	2013 (3)	2012 (4)	2011(5)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenues	$1,387,344	$1,273,831	$1,498,138	$1,015,034	$824,031
Net income (loss) attributable to the company's common stockholders	(151,392)	81,620	165,254	43,482	42,753
Net income (loss) per share attributable to common stockholders
Basic	(3.44)	2.00	5.00	1.53	3.14
Diluted	(3.44)	1.99	5.00	0.27	3.14

Consolidated Balance Sheet Data:
Total assets	$1,223,620	$1,367,736	$740,855	$495,784	$484,447
Long-term debt	247,251	242,031	27,151	31,806	73,079
Redeemable preferred stock	—	—	3,963	83,043	147,779

(1)
Reflects the acquisition of Imperium Renewables, Inc. on August 19, 2015 and the impact of goodwill impairment as further described in Note 5 and Note 2 of Item 8 - Financial Statements and Supplementary Data, respectively.

(2)
Reflects the acquisitions of LS9 as of January 22, 2014, Syntroleum and Dynamic Fuels on June 3, 2014 and June 6, 2014, respectively, and the majority interest in Petrotec as of December 24, 2014 as further described in Note 5 of Item 8 - Financial Statements and Supplementary Data. In addition, the results reflect the issuance of the convertible senior notes on June 3, 2014 as further described in Note 12 of Item 8 - Financial Statements and Supplementary Data.

(3)	Reflects the acquisition of Soy Energy as of July 30, 2013 as further described in Note 5 of Item 8 - Financial Statements and Supplementary Data.

(4)	Reflects the acquisition of North Texas Bio Energy as of October 26, 2012 and BullDog Biodiesel on November 16, 2012.

(5)	Reflects the acquisition of SoyMor as of July 12, 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a company focused on providing cleaner, lower carbon intensity products and services while also providing conventional products and services. Today, we principally generate revenue as a leading North American advanced biofuels producer and we are expanding into the development of renewable chemicals. We have been a leader in the biomass-based diesel industry since 1996. To do this, we utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals. We own and operate ten biomass-based diesel production facilities with aggregate nameplate production capacity of 432 million gallons per year, or mmgy, as well as one fermentation facility. We are expanding into the production of renewable chemicals, additional advanced biofuels and other products through our REG Life Sciences, LLC subsidiary. This industrial biotechnology business is a late-stage development company focusing on harnessing the power of microbial fermentation to develop and produce renewable chemicals, fuels and other products. The assets we acquired consist mainly of in-process research and development, fixed assets and goodwill.
In 2014, we began selling petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations. We are expanding our sales of additional biofuel blends to Minnesota and Iowa terminal locations and potentially in other areas across North America.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner, began operating again by us in October 2014 and has been shutdown since April 2015 due to two separate fires that occurred in April and September 2015.
In December 2014, we expanded our business internationally by acquiring a majority interest in Petrotec AG and as of December 31, 2015, we owned approximately 87% of Petrotec's shares. We have made a cash tender offer for the remaining Petrotec shares, which had not closed as of the date of this filing. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 56 mmgy.
To strengthen our position as a leader in the biomass-based diesel industry, in August 2015 we acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington. The renamed REG Grays Harbor, LLC increased our North American nameplate production capacity by nearly one third and expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil sourced nearby in the Pacific Northwest.
During 2015, we sold 375 million total gallons, including 40 million gallons we purchased from third parties and resold, 40 million international biomass-based diesel gallons from our majority-owned investment in Petrotec and 30 million petroleum-based diesel gallons. During 2014, we sold 287 million total gallons, including 42 million gallons we purchased from third parties and resold and four million petroleum-based diesel gallons.
Prior to 2015, our businesses were organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. As the activities surrounding our renewable chemicals business increase, we began reporting in 2015 a new segment - Renewable Chemicals, which was previously included in the Biomass-based Diesel segment. Through December 31, 2015, we derived revenues only in the Biomass-based Diesel segment and Services segment, and derived no revenues in the Renewable Chemicals segment.
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Emden, Germany;

•	a 26 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany; and;

•	a 100 mmgy nameplate biomass-based diesel production facility located in Grays Harbor, Washington, since its acquisition in August 2015.

•	purchases and resale of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers, or RINs, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of glycerin, free fatty acids, naphtha and other co-products of the biomass-based diesel production process. In 2015 and 2014, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2015, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than 5% of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. Regularly, we obtain RINs from third parties for resale. The value of these RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
We have utilized our construction management expertise internally to upgrade our facilities. During 2015, we began construction on a planned $31 million upgrade to our Danville facility and spent over $37 million related to repairs and upgrade projects at our Geismar facility, most of which was due to damages from fires in April and September that we have casualty insurance coverage to offset some of the repair costs. In October 2014, we completed a $20 million upgrade to our Mason City facility, enabling the plant to run on lower cost feedstocks in addition to the refined vegetable oils the plant was originally designed to process. In December 2014, we completed a $15.8 million upgrade and storage expansion to our Newton facility. In 2013, we completed a $22 million upgrade to our Albert Lea facility and spent $4 million and $1 million to repair our New Boston and Mason City facilities, respectively. We anticipate external revenues derived from construction management services will be minimal in future periods. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
Renewable Chemicals Segment
Our Renewable Chemicals segment includes:

•	research and development activities focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products

•	the operations of a demonstration scale facility located in Okeechobee, Florida.
We did not recognize any revenue from our Renewable Chemical segment during 2015 or 2014. Our Renewable Chemical segment conducts research and development involving the production of renewable chemicals, additional advanced biofuels and other products from our proprietary microbial fermentation process. In January 2016, ExxonMobil, a global leader in advanced biofuels research, announced an agreement with us to study the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. The agreement is between ExxonMobil Research and Engineering Company and REG Life Sciences. We have developed a patented technology that uses microbes to convert sugars to biodiesel in an on-step fermentation process similar to ethanol manufacturing. We expect our research and development expense associated with these programs to increase in future periods.
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial conditions are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives for the production and use of biomass-based diesel.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize the production and use of biomass-based diesel, which allows biomass-based diesel to compete with petroleum-based diesel on price.
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel production meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and renewable fuel. On November 30, 2015, the EPA issued the final 2014-2016 RVO targets whereby the biomass-based diesel volumes were set at 1.63 billion, 1.73 billion, 1.90 billion gallons for 2014, 2015 and 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons.  Our sales volumes and revenues have benefited from our increased production capacity, as well as demand from the implementation of RFS2.
Volumes of biomass-based diesel produced increased from 2010 to 2013. From 2013 through 2014 volumes of biomass-based diesel were flat. According to EMTS data, 1.78 billion gallons of biomass-based diesel was produced or imported into the U.S. in 2013. Notwithstanding the lack of a finalized 2014 RVO, according to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and/or imported into the U.S. in 2014. In 2015, according to EMTS data, 1.81 billion gallons of biomass-based diesel was produced or imported into the U.S.
The federal biodiesel mixture excise tax credit, or the BTC, has generally provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The BTC again lapsed as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC lapsed again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014 and lapsed on December 31, 2014. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. We recognized the related BTC revenue in our "Biomass-based diesel government incentives" on the Consolidated Statements of Operations. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors throughout the year to capture the credit when or if reinstated. The impacts of the agreements with customers are recorded net as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations. As a result of the reinstatement of the BTC, on combination with these agreements, we recognized a net benefit of $95.0 million in 2015. It is uncertain whether the BTC will be reinstated after 2016 and if reinstated, whether it would be reinstated retroactively. The lapsing or modification of the BTC along with any amendments that may be made if the BTC is reinstated or a similar credit is enacted, could adversely affect our future financial results.
Biomass-based diesel and feedstock price fluctuations
Our operating results generally reflect the relationship between the price of biomass-based diesel, including credits and incentives and the price of feedstocks used to produce biomass-based diesel.
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

Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43% per gallon in January. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15, or 34%, per gallon in December. During 2015, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.58 per gallon, or 23%, in September to a high of $1.55, or 53%, per gallon in January. On November 30, 2015, the EPA issued the final 2014-2016 RFS rule whereby the biomass-based diesel volumes were set at 1.63 billion, 1.73 billion, 1.90 billion gallons for 2014 to 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons.
This decrease in the value of RINs during 2015 and 2014 resulted in write-downs of $9.0 million and $4.3 million, respectively, on RIN inventory acquired from third parties. See “Note 10 – Other Assets” to our consolidated financial statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory does not have a material effect on margins from period to period.
During 2015, feedstock expense accounted for 78% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 4% of our costs of goods sold, respectively.
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
Weather conditions
Soybean meal demand
South American crop production
Palm oil supply
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During both 2015 and 2014, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock for the period December 2011 through December 2015. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Used cooking oil prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)	Inedible corn oil prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallons).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2011 to December 2015.

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
Energy prices continued to decline throughout 2015 mainly driven by a steady decline in the crude oil prices, which were at historically low levels toward the end of the year. Feedstock prices also decreased throughout 2015, although at a slower pace as compared to energy prices. US cattle slaughter numbers continued at a historically low rate as a result of the two year drought in the southern plains. Hog slaughter increased year over year. Feedstock price declines were offset by a sharp decrease in energy prices on a per gallon basis.
Risk Management
The profitability of the biomass-based diesel production business largely depends on the spread between prices for feedstocks and biomass-based diesel, including RINs and BTC, each of which is subject to fluctuations due to market and policy factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible corn oil, used cooking oil, inedible animal fat and energy prices. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information.
Inedible corn oil, used cooking oil and inedible animal fat are the primary feedstocks we used to produce biomass-based diesel in 2013, 2014 and 2015. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing inedible corn oil, used cooking oil and inedible animal fat prices have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. For example, most of the feedstock requirements for our Ralston facility were supplied under an agreement with West Central which expired on January 31, 2015 and automatically renewed for one additional year. The purchase price for soybean oil under these contracts may be indexed to prevailing Chicago Board of Trade, or CBOT, soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future soybean oil requirements generally for varying periods up to one year.
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
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third party transactions which we hold for resale. There is no effective established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
We had risk management gains of $36.0 million from our derivative financial instrument trading activity for the year ended December 31, 2015, compared to risk management gains of $61.6 million for the year ended December 31, 2014. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. Over 2015, risk management gains were impacted mostly from the significant decline in energy market prices, specifically the decline of crude oil and heating oil throughout the year, but in particular in towards the end of the third quarter. The 2015 risk management gains resulted in income of $0.10 per gallon sold. Over the last three years prior to 2015, risk management gains have represented an average income of $0.07 per gallon sold. The current three-year average, which incorporates 2015 risk management gains, reflects an average income of $0.10 per gallon sold. In general, over the course of a twelve month period or more, we expect to incur a slight risk management loss when commodities are stable to compensate for the value of risk management protection from market volatility.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. Similar to prior years, during 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons and RIN prices declined during the third and fourth quarters as production rates exceeded the RVO. For 2014, biomass-based diesel RIN generation was 1.75 billion gallons while the RVO was finalized at 1.63 billion for 2014. In 2015, biomass-based diesel RIN generation was 1.81 billion gallons versus a finalized RVO volume set at 1.73 billion.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011, 2012 and 2013 was in excess of continued expanding RFS2 volume requirements. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. Biomass-based diesel production, as reported by EMTS was 1.81 billion gallons for 2015, 600 million gallons higher than 2014.
During 2014 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 has increased from 192.2 million gallons in 2014 to approximately 334.2 million gallons in 2015, based on the information from the EIA. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. We saw a decline in RIN prices in the first three quarters of 2015 as production rates exceeded the then proposed, yet not finalized, RVO target. The final RVO target was only released in end of November.
Components of Revenues and Expenses
We derive revenues in our Biomass-based diesel segment from the following sources:

•	sales of biodiesel and renewable hydrocarbon diesel produced at our facilities, including RINs, transportation, storage and insurance costs to the extent paid for by our customers;

•	revenues from our sale of biomass-based diesel and RINs produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biomass-based diesel, RINs acquired from third parties, and raw material feedstocks acquired from others;

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
Our Renewable Chemicals segment is still in a development stage focusing on using microbial fermentation to develop and produce renewable chemicals, fuels and other products from diverse feedstocks. No revenues have been earned in this segment.
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

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa and Tulsa, Oklahoma operations, as well as research and development expenses incurred in our Renewable Chemicals segment.
Impairment of goodwill represents a non cash write-off of goodwill at our Biomass-based Diesel and Renewable Chemicals segments.
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations issued as part of the acquisitions of LS9 and Syntroleum Corporation/Dynamic Fuels, LLC, bargain purchase gains from the acquisition of Imperium, interest expense including the accretion of convertible debt and amortization of deferred financing costs, and interest income.
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

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these items further blended with biodiesel produced at our wholly owned facilities or purchased from third parties;

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

Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is generally comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the biodiesel tax credit. For a discussion of the biodiesel tax credit, see the section entitled “Risk factors-Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins” and “Factors Influencing Our Results of Operations-Governmental programs favoring biomass-based diesel production and use.” In connection with the biodiesel tax credit, we file a claim with the Internal Revenue Service, or IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. The biodiesel tax credit provided a $1.00 refundable tax credit per gallon. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the federal biodiesel mixture excise tax credit.
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
The impairment test for goodwill is a two-step process. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the implied fair value of goodwill must be determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess of the carrying amount of goodwill over its implied fair value.
The impairment analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. We make various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, in our assessment of goodwill for impairment. The assumptions about future cash flows and growth rates are based on the current business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions and estimates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engage an independent external valuation specialist to provide assistance in measuring the fair value of our reporting units using an income approach.
We determined that the reporting units subject to the 2015 goodwill impairment analysis were Biomass-based Diesel; Services; and Renewable Chemicals. The annual impairment tests as of July 31, 2015 determined that the fair value at the Biomass-based Diesel reporting unit exceeded its value by approximately 5%, the Services reporting unit exceeded its value by approximately 21%, and the Renewable Chemicals reporting unit exceeded its carrying value by 12%.
Subsequent to our 2015 annual impairment testing, certain triggering events had occurred. Our common stock price declined significantly during the third quarter and into October, reaching a twelve-month low of $7.06 on November 4, 2015. During the three months ended October 31, 2015, our common stock traded between $7.25 and $11.18. The $8.57 average closing common stock price during the three months ended October 31, 2015 compared to an average common stock price of $10.84 during the three months ended July 31, 2015. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in common stock price observed during the third and fourth quarter did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of October 31, 2015. As such, we performed another step-one impairment test of our goodwill assets at October 31, 2015. The result of the step one evaluation was that the fair value of the Services reporting unit again exceeded its carrying value. However, the fair value of the Biomass-based Diesel and Renewable Chemicals reporting units was lower than their carrying values, primarily due to changes in the weighted average cost of capital.
In step-two of the goodwill impairment test, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. The inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and included the following: (1) The Company’s financial projections for its reporting units were based on its analysis of various factors which include, among other things, demand, margins, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s budgeting and capital investment reviews, incorporating current market information, historical factors and the regulatory environment; (2) The long-term growth rates assumed for the Company’s reporting units was based on a comparison to similar publicly traded companies, supported by market information obtained from external sources; and (3) The discount rate used to measure the present value of the projected future cash flows was determined by separately estimating borrowing cost of capital, equity cost of capital, and entity structure. Upon completion of step-two of our goodwill impairment test, we recorded a non-cash impairment charge of $175.0 million. This impairment charge represents a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.
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
Gross margin per gallon: We estimate rising sales prices and costs after 2015. This annual increase is a consequence of anticipated increased demand for biomass-based diesel, market trends expected for the energy industry and normal inflationary pressures. Biomass-based diesel sales prices are estimated using the expected prices for biomass-based diesel, RINs and co-products. When building the estimate for future prices, we weigh historical evidence, CBOT and NYMEX future prices and industry forecasts. To develop the estimated feedstock prices, we utilized soybean oil as a base coupled with a spread to soybean oil for all other feedstocks based on historical experience and expected future price changes.
Plant operation costs: We estimate plant operation costs to increase with production, until a steady cost level is reached once the plants are operating in a stabilized manner. Plant operating costs are estimated based upon costs at currently operating plants and take into account the size of the plants under construction and production volumes.
Period of time used in recovery analysis: To estimate the period of time utilized in the recovery analysis, we look to the primary asset group at the plants which the asset group derives its cash-flow-generating capacity. We consider the plant assets and their operational functionality and determined that the inner equipment of the plants (e.g. tanks, separators, filters, heaters, etc.), is the most significant component of the asset group. We have determined that the useful life of this equipment has a range of 10-30 years depending on its use, with the majority of the equipment having a 20 year life. Therefore, we have selected a 20 year period from the original date the assets are placed into service as the time period over which the cash flows would be projected.
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
Except for the assets impaired at our Geismar facility due to the April and September 2015 fires amounting to $12.4 million, which were fully offset by our insurance receipts and/or coverage, there were no other asset impairment charges for the years ended December 31, 2015, 2014 or 2013. Refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.
Valuation of certain assets and liabilities related to acquisition of Imperium.
The significant estimates related to our acquisition of Imperium include the valuation of contingent consideration and the determination of bargain purchase gain. We engaged an independent external valuation specialist to provide assistance in measuring the fair values of these liabilities and assessing the bargain purchase gains related to the acquisition.
We will pay certain contingent consideration to the previous owners of Imperium over a two year period after the acquisition if, and when, we achieve certain production and sales volume and whether BTC is reinstated. The fair value of the contingent consideration was estimated based on an income approach. Three production scenarios were considered in each period of the earnout period. The base case of production was based on historical actual capacity, but also factored in efficiency improvements following the acquisition. The high and low production cases presented an increase and decrease of 10% of base case production, respectively. The base case was estimated to have a 50% probability, and the high and low cases were estimated to have 25% probability. Probabilities of the BTC being reinstated prospectively or retroactively at the end of a given year were estimated based on analysis of historical outcomes and industry expectations. The probability-weighted earnout payments were calculated based on the assigned probabilities of BTC reinstatement and production levels in each period. These aggregate probability-weighted payments were then discounted to present value at the industry-adjusted cost of equity, calculated as the risk-free rate plus the equity risk premium multiplied by the selected beta. The industry-adjusted cost of equity was used as the earn-out payments were considered to be more risky than our cost of debt, but less risky than our cost of equity, given the application of probability-weighting to multiple scenarios. The fair value of the contingent consideration is estimated at the end of each reporting period with changes in fair value running through current period earnings.
Imperium was acquired at a price less than fair value of the net identifiable assets, and we recorded a bargain purchase gain of $5.4 million (net of tax), which may be subject to future adjustments. Prior to recognizing a bargain purchase gain, we reassessed whether all assets acquired and liabilities assumed had been correctly identified as well as the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, it was concluded that the recognition of a bargain purchase gain was appropriate for this acquisition.
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

Results of Operations
Fiscal years ended December 31, 2015 and December 31, 2014
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2015	2014
Gallons sold	374.7	287.3
Average B100 price per gallon	$2.97	$3.62

Revenues	$1,387,344	$1,273,831
Costs of goods sold	1,276,801	1,113,219
Gross profit	110,543	160,612
Selling, general and administrative expenses	73,397	62,681
Research and development expense	16,851	12,424
Impairment of goodwill	175,028	—
Income (loss) from operations	(154,733)	85,507
Other income (expense), net	(5,678)	603
Income tax benefit (expense)	8,701	(3,572)
Net income (loss)	(151,710)	82,538
Less—Net loss attributable to noncontrolling interests	(318)	(73)
Net income (loss) attributable to the Company	(151,392)	82,611
Gain on redemption of preferred stock	—	378
Distributed and undistributed dividends to preferred stockholders	—	(40)
Effects of participating preferred stock	—	(91)
Effects of participating share-based awards	—	(1,238)
Net income (loss) attributable to the Company’s common stockholders	$(151,392)	$81,620
Revenues. Our total revenues increased $113.5 million, or 9%, to $1,387.3 million for the year ended December 31, 2015, from $1,273.8 million for the year ended December 31, 2014. This increase was primarily attributable to the volume increases in 2015 as compared to 2014 as a result of our international expansion and increased domestic sales. The increase was offset by the decline of biomass-based diesel pricing as a result of the drop in energy prices, such as crude oil and heating oil, in conjunction with lost revenues due to our Geismar facility being shut down for repairs from the April and September fires.
Biomass-based diesel revenues including government incentives increased $113.7 million, or 9%, to $1,387.1 million during the year ended December 31, 2015, from $1,273.4 million for the year ended December 31, 2014. The 2015 revenues reflected a net benefit of $95.0 million government incentive revenue as a result of the December 18, 2015 reinstatement application of the federal biodiesel mixture excise tax credit for 2015 and the net effect of an increase in gallons sold, but coupled with a decrease in biomass-based diesel prices. The increase in gallons sold reflects a full-year inclusion of our majority-owned international sales activity in addition to increased throughput across our production facilities. Due to lower RIN and energy prices in 2015, our average B100 sales price per gallon decreased $0.65, or 18%, to $2.97 during the year ended December 31, 2015, compared to $3.62 during the year ended December 31, 2014. The decrease in average sales price from 2014 to 2015 contributed to a $186.7 million revenue decrease when applied to the number of gallons sold during 2014. Gallons sold increased 87.4 million, or 30%, to 374.7 million during the year ended December 31, 2015, compared to 287.3 million during the year ended December 31, 2014. The increase in gallons for the year ended December 31, 2015 accounted for a revenue increase of $259.6 million using 2015 average sales pricing. The increase in biomass-based diesel government incentives was mainly due to the increase in gallons sold and that market participants were acting as if the biodiesel tax credit would be reinstated throughout the year. Sales of separated RIN inventory were $186.5 million and $130.2 million for the years ending December 31, 2015 and 2014, respectively.
Costs of goods sold. Our costs of goods sold increased $163.6 million, or 15%, to $1,276.8 million for the year ended December 31, 2015, from $1,113.2 million for the year ended December 31, 2014. Costs of goods sold as a percentage of revenues were 92% and 87% for the years ended December 31, 2015 and 2014, respectively. The increase in costs of goods sold as a percentage of revenues in 2015 was primarily due to the net effect of lower revenues per gallon, which was a direct impact of the drop in crude oil prices on biomass-based diesel prices and slightly offset by lower feed stock costs in 2015 as compared to 2014. Average lower cost feedstocks prices for the year ended December 31, 2015 was $0.27 per pound, compared to $0.33 per pound for the year ended December 31, 2014. Average soybean oil costs for the year ended December 31, 2015 was $0.32 per pound in comparison to $0.38 per pound for the year ended December 31, 2014. Due to the significant decline in energy market prices such as crude oil and heating oil throughout 2015, we had gains of $36.0 million from risk management trading activity for the year ended December 31, 2015, compared to gains of $61.6 million from risk management trading for the year ended December 31, 2014, respectively. Over the last three years prior to 2015, risk management gains have represented an average income of $0.07 per gallon sold. The current three-year average, which incorporates 2015 risk management gains, represents an average income of $0.10 per gallon sold. In addition, the decrease in the value of RINs during 2015 resulted in a $9.0 million write-down to lower of cost or market on RIN inventory held throughout the year compared to a write-down of $4.3 million during 2014. Costs of goods sold for separated RIN inventory sales were $182.7 million and $119.8 million for the years ending December 31, 2015 and 2014, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $73.4 million for the year ended December 31, 2015, compared to $62.7 million for the year ended December 31, 2014. SG&A expenses increased $10.7 million, or 17%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was driven mainly from a $7.5 million increase due to international expansion as we included twelve month operating results of Petrotec, a $1.5 million increase in legal and professional fees incurred to support our growth and international expansion, a $0.8 million increase in depreciation expense, $1.8 million increase in information technology and insurance expenses. These increases were offset by a decrease in bad debt expense of approximately $2.9 million.
Research and development expense. Our research and development expenses were $16.9 million for the year ended December 31, 2015, compared to $12.4 million for the year ended December 31, 2014. The increase in research and development expenses was primarily due to the increased research and development activities to bring products to market and drive growth, mainly in regards to our REG Life Sciences business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
Impairment of goodwill. We recorded a non-cash impairment charge of $175.0 million of goodwill for the year ended December 31, 2015. There were no impairments recorded during 2014. This impairment charge represents a complete write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units. The impairment charge was as a result of our second goodwill impairment test, as we determined that triggering events had occurred subsequent to our annual goodwill impairment testing at July 31, 2015 due to the continued decline in our results of operations and the decrease in our common stock price and market capitalization.
Other income (expense), net. Other expenses was $5.7 million for the year ended December 31, 2015 compared to other income of $0.6 million for the year ended December 31, 2014. Other income (expense) is primarily comprised of change in fair value of contingent consideration, interest expense, interest income, bargain purchase gain and other non-operating items. The decrease in the overall other income (expense) of $6.3 million was mainly due to the bargain purchase gain of $5.4 million, which was offset by an increase in interest expense of $5.2 million as a full-year interest expense was recorded in 2015 on our Convertible Notes and losses due to change in fair value of contingent consideration of $0.4 million compared to a gain of $6.6 million in 2014.
Income tax expense. There was an income tax benefit recorded during the year ended December 31, 2015 of $8.7 million, compared to an income tax expense of $3.6 million for the year ended December 31, 2014. At December 31, 2015 and 2014, we had net deferred income tax assets of approximately $231.0 million and $114.7 million, respectively, with a valuation allowance of $250.2 million and $136.5 million, respectively. As a result, our effective tax rate was 5.4% and 4.1% for the years ended December 31, 2015 and 2014, respectively. We have an income tax receivable of $1.8 million and $2.8 million as of December 31, 2015 and 2014, respectively.
Gain on redemption of preferred stock. We recognized a gain of $0.4 million which represents the difference between the carrying amount and the amount we paid to redeem all of the then outstanding Series B Preferred Stock shares in March 2014. There was no redemption gain (loss) on preferred stock in 2015.
Effects of participating preferred stock. There was no effect from participating preferred stock in 2015. The effect was $0.1 million for the year ended December 31, 2014.
Effects of participating share-based awards. Effects of participating restricted stock units was $0.0 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.
Fiscal years ended December 31, 2014 and December 31, 2013

Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2014	2013
Gallons sold	287.3	258.6
Average B100 price per gallon	$3.62	$4.58

Revenues	$1,273,831	$1,498,138
Costs of goods sold	1,113,219	1,258,705
Gross profit	160,612	239,433
Selling, general and administrative expenses	62,681	45,865
Research and development expense	12,424	258
Income from operations	85,507	193,310
Other income (expense), net	603	(2,009)
Income tax expense	(3,572)	(4,935)
Net income	82,538	186,366
Less---Net income attributable to noncontrolling interest	(73)	—
Net income attributable to the Company	82,611	186,366
Change in undistributed dividends allocated to preferred stockholders	378	—
Distributed dividends to preferred stockholders	(40)	(2,055)
Effects of participating preferred stock	(91)	(16,272)
Effects of participating share-based awards	(1,238)	(2,785)
Net income attributable to the Company’s common stockholders	$81,620	$165,254

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
Research and development expense. Our research and development expenses were $12.4 million for the year ended December 31, 2014, compared to $0.3 million for the year ended December 31, 2013. The increase in research and development expenses was primarily due to our acquisition of LS9, which was a late-stage research and development company primarily focused on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Year ended December 31,					Year ended December 31,
(In thousands)	1Q-2015	2Q-2015	3Q-2015	4Q-2015	2015	1Q-2014	2Q-2014	3Q-2014	4Q-2014	2014
Net income (loss)	$(38,304)	$(2,163)	$(15,671)	$(95,572)	$(151,710)	$(2,359)	$11,007	$4,572	$69,318	$82,538
Adjustments:
Income tax (benefit) expense	(897)	(707)	(1,050)	(6,047)	(8,701)	(107)	(11,919)	(248)	15,846	3,572
Interest expense	2,743	2,928	2,921	3,275	11,867	551	1,204	2,867	2,068	6,690
Other income (expense), net	(565)	(1,779)	462	1,410	(472)	(48)	(384)	(124)	(106)	(662)
Change in fair value of contingent consideration	293	(2,121)	1,106	363	(359)	—	(384)	(1,059)	(5,188)	(6,631)
Gain on bargain purchase	—	—	(5,358)	—	(5,358)	—	—	—	—	—
Impairment of goodwill	—	—	—	175,028	175,028	—	—	—	—	—
Straight-line lease expense	(158)	(145)	(19)	(94)	(416)	(163)	(150)	(142)	(184)	(639)
Depreciation	5,613	6,134	6,261	6,989	24,997	3,004	3,190	3,332	5,729	15,255
Amortization	(219)	(206)	(199)	(91)	(715)	(185)	(184)	303	(150)	(216)
Other	197	162	(4)	486	841	—	—	—	73	73
Lease cancellation (1)	—	—	—	—	—	—	1,904	—	—	1,904
Biodiesel tax credit (2), (3)	15,745	22,883	27,264	(65,892)	—	12,778	18,550	23,887	(55,215)	—
Non-cash stock compensation	1,080	1,156	1,191	1,734	5,161	1,235	1,414	1,392	1,842	5,883
Adjusted EBITDA	$(14,472)	$26,142	$16,904	$21,589	$50,163	$14,706	$24,248	$34,780	$34,033	$107,767

(1)
In April 2014, we bought out the remaining life of the land lease at our Danville, Illinois facility and subsequently purchased the land. The amount represents the portion related to canceling the lease.

(2)
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which reinstated a set of tax extender items including the retroactive reinstatement of the federal biodiesel mixture excise tax credit for 2014 and lapsed on December 31, 2014. The retroactive credit for 2014 resulted in a net benefit to us that was recognized in the fourth quarter of 2014, however because this credit relates to the full year operating performance and results, we allocated the first three quarters of 2014, respectively, based upon gallons sold and excluded those amounts from the fourth quarter 2014 Adjusted EBITDA.

(3)
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the federal biodiesel mixture excise tax credit. The retroactive credit for 2015 resulted in a net benefit to us that was recognized in the fourth quarter of 2015, however because this credit relates to the full year operating performance and results, we allocated the first three quarters of 2015, respectively, based upon gallons sold and excluded those amounts from the fourth quarter 2015 Adjusted EBITDA.

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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2015 and 2014, the total of our cash and cash equivalents and our marketable securities was $47.1 million and $80.3 million, respectively. At December 31, 2015, we had term debt before debt issuance costs of $256.6 million, compared to term debt before debt issuance costs of $252.9 million at December 31, 2014. This term debt is due in various tranches and the maturities are reflected in the contractual obligations table below. We set aside a total of $105.8 million of restricted cash in form of certificates of deposits as collateral for certain term debt and letters of credit. The debt is subject to various financial covenants. We were in compliance with the restrictive financial covenants associated with the borrowings as of December 31, 2015.
Our term debt before debt issuance costs (in millions) is as follows (total balance may not foot due to rounding):

	December 31,
	2015	2014
Convertible debt	$126.1	121.4
REG Geismar GOZone bonds	100.0	100.0
REG Danville term loan	—	1.5
REG Newton term loan	16.8	19.9
REG Mason City term loan	3.7	4.6
REG Ames term loans	3.9	4.2
REG Grays Harbor term loan	5.2	—
Other	0.9	1.4
Total term debt before debt issuance costs	$256.6	$252.9
In addition, we had revolving debt (in millions) as follows:

	December 31,
	2015	2014
Total revolving loans (current)	$23.1	$16.7
Maximum remaining available to be borrowed under revolving line of credit	$23.1	$20.7
Wells Fargo Revolving Credit Agreement
We currently have a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $60.0 million, based on eligible inventory, accounts receivable, biodiesel credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2015, our available borrowing capacity under the Wells Fargo Revolver was $46.2 million of which $23.1 million was outstanding, leaving $23.1 million in availability. The Wells Fargo Revolver has a stated maturity date of December 23, 2016.
Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 4.25 percent, based on the Quantity Average Excess Availability Amount (as defined). The LIBOR Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.
The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the

Wells Fargo Revolver) of at least $6 million. The Wells Fargo Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC subject to a $25 million limitation.
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
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our Convertible Notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.
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
On July 8, 2014, REG Geismar and Bank of America, N.A. entered into a Reimbursement Agreement, dated as of the same date, or Reimbursement Agreement, and Bank of America issued a letter of credit, or Substitute Letter of Credit, to the trustee for the GOZone Bonds in substitution for the Old Letter of Credit and our reimbursement arrangement with Tyson Foods was terminated. The Substitute Letter of Credit is in the stated amount of $101.3 million, which represents the sum of the outstanding $100.0 million principal amount of the GOZone Bonds plus $1.3 million of interest. The Substitute Letter of Credit expired on July 8, 2015 and was extended to July 8, 2016. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the GOZone Bonds are required to tender their GOZone Bonds for repurchase and the trustee for the GOZone Bonds is required pursuant to the terms of the indenture governing the GOZone Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the GOZone Bonds. The Substitute Letter of Credit requires that the GOZone Bonds remain in the daily or weekly interest rate mode.
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
REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101.3 million certificate of deposit established by REG Capital LLC, a REG's wholly-owned subsidiary, which was pledged by REG Capital to Bank of America. REG Geismar’s obligations under the Reimbursement Agreement are not guaranteed by us or any of our affiliates.
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
On December 4, 2013, REG Newton, LLC entered into an Amended and Restated Master Loan Agreement, effective December 1, 2013, with AgStar Financial Services, PCA (AgStar) which replaced the existing Master Loan Agreement, dated March 8, 2010. The Amended and Restated Agreement extends the maturity of the existing term loan by five years until December 1, 2018 and increases the term loan by $5.0 million. The REG Newton term debt is secured by all plant assets owned by REG Newton. Interest is to be accrued based on 30-day LIBOR plus 400 basis points. REG Newton is required to make principal and interest payments of approximately $0.3 million. The loan agreement requires REG Newton to make an annual payment equal to 50% of its Excess Cash Flow calculated based upon the prior year’s audited financial statements within 120 days of the fiscal year end. The AgStar Loan agreement defines Excess Cash Flow as EBITDA, less the sum of required debt payments, interest expense, up to $0.5 million in maintenance capital expenditure and allowed distributions. The required excess cash flow payments for 2015 and 2014 were $0.6 million and $0.5, respectively. As of December 31, 2015, there was $16.8 million of principal outstanding under the term loan.
REG Mason City, LLC
On July 30, 2013, REG Mason City entered into an agreement with Soy Energy, or Soy Energy Loan. The Soy Energy Loan has a six-year term and is secured by our Mason City facility. The loan requires interest only payments for the first eight months and monthly principal and interest payments of approximately $0.1 million starting in April 2014. Interest is based on a fixed rate of 5%. The loan agreement contains a covenant that restricts REG Mason City's ability to take certain actions, including prohibiting it in certain circumstances from making payments to us. The Soy Energy Loan requires annual excess cash flow payments beginning on December 31, 2013. REG Mason City must pay Soy Energy a principal payment in the amount equal to 50% of its excess cash flow. There was no required excess cash flow payments for 2015. As of December 31, 2015, the balance on the loan was $3.7 million.
REG Grays Harbor, LLC

Following the acquisition of Imperium, REG Grays Harbor entered into a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby it can borrow up to $10.0 million for capital expenditure projects. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. The nominal rate at December 31, 2015 was 3.75% and the balance on the loan was $5.2 million.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
		(in thousands)
Net cash flows provided from operating activities	$80,160	$32,528	$139,645
Net cash flows used in investing activities	(67,922)	(217,033)	(54,389)
Net cash flows (used in) provided from financing activities	(27,274)	94,794	1,186
Net change in cash and cash equivalents	(15,036)	(89,711)	86,442
Cash and cash equivalents, end of period	$47,081	$63,516	$153,227
The historical cash flows shown above highlight that we have been able to consistently generate positive cash flows from operations. The large operating cash inflow for 2013 was primarily attributable to the refresh of the biodiesel tax credit that not only touched on 2013 operations but also allowed us to recoup certain amounts from 2012. The absence of the credit until late 2014 and 2015, respectively, has led to the decrease in operating cash flows. Our investing activity has been focused in two different directions in the previous years; first, expenditures were made to purchase new businesses and capacity; second, expenditures were made to further develop existing plant assets. Only one acquisition was made in 2015 while there were three significant acquisitions in 2014. Financing activities have moved hand in hand with our investing activities as it is our general intention to use separate debt and equity raise transactions to finance the purchase of assets and businesses. 2014 financing activities reflected the Convertible Notes we issued in the middle of the year to finance the Dynamic Fuels and Syntroleum acquisitions. In 2015, there was no significant debt obtained while we spent approximately $23.3 million on our share repurchase program.
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
During 2015, we were working on a $31 million upgrade to our Danville facility as well as fixing and upgrades to bring our Geismar facility back on-line. In 2014, completed a $20 million upgrade at our Mason City facility and a $13 million upgrade to our Newton facility. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities. Our budgeted capital expenditures for 2016 is approximately $55 to $60 million. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$277,040	$11,113	$163,595	$961	$101,371
Contingent Considerations (2)	41,712	14,762	19,894	7,056	—
Operating Lease Obligations (3)	119,435	18,339	39,898	21,120	40,078
Purchase Obligations (4)	31,276	3,857	7,641	7,045	12,733
Other Obligations (5)	1,900	—	—	—	—
	$471,363	$48,071	$231,028	$36,182	$154,182

(1)	See Note 12 of Item 8 for additional detail. Includes fixed interest associated with these obligations.

(2)	Represents contingent considerations relating to our acquisitions of LS9, Syntroleum/Dynamic Fuels and Imperium. See Note 5 of Item 8 for additional detail.

(3)	Operating lease obligations consist of terminals, rail cars, vehicles and ground leases.

(4)	Purchase obligations for our production facilities.

(5)
Includes commitments, incentive compliance and other facility obligations. Represents $1.9 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain (the amounts have not been classified by period).

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Commodity Price Risk
Over the period from January 2010 through December 2015, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $1.03 per gallon in December 2015, with prices averaging $2.61 per gallon during this period. Over the period January 2010 to December 2015, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.60 per gallon of biodiesel in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4381 per pound or $3.26 per gallon. Over the period from January 2010 through December 2015, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.3547 per pound during this period. Over the period from July 2010 through December 2015, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.86 during this period.
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

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2015. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2015 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Biomass-based diesel	374.7	gallons	10%	$(111.3)	(99.9)%
Lower Cost Feedstocks	1,745.2	pounds	10%	$(44.6)	(40.4)%
Soybean Oil	302.6	pounds	10%	$(9.5)	(8.6)%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the price of NYMEX NY Harbor ULSD would have a negative effect on the fair value of these instruments of $5.4 million. A 10% adverse change in the price of CBOT Soybean Oil would have a negative effect on the fair value of these instruments of $1.2 million.
Interest Rate Risk
We are subject to interest rate risk in connection with our $0.3 million loan from the proceeds of Variable Rate Demand Industrial Development Revenue Bonds, or IFA Bonds, issued by the Iowa Finance Authority to finance our Ralston facility. The IFA Bonds bear interest at a variable rate determined by the remarketing agent from time to time as the rate necessary to produce a bid for the purchase of all of the Bonds at a price equal to the principal amount thereof plus any accrued interest at the time of determination, but not in excess of 10% per annum. The interest rate on the bonds was 0.04% for the last week of December 2015.
REG Newton is subject to interest rate risk relating to its $16.8 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at December 31, 2015 of 4.20%).
We are subject to interest risk relating to the $100.0 million GOZone bonds, which bears interest at variable rates. The interest rate on the bonds was 0.01% for the last week of December 2015.
We are subject to interest rate risk under our Wells Fargo Revolver entered into on December 23, 2011 under which we had $23.1 million borrowed and outstanding at December 31, 2015. Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined in the Wells Fargo Revolver), which may range from 2.50 to 4.25 percent, based on the Quantity Average Excess Availability Amount (as defined in the Wells Fargo Revolver). All other amounts borrowed that are not LIBOR rate loans bear interest at a rate equal to the greatest of (i) (A) 1.75% per annum, (B) the Federal Funds Rate plus 0.5%, (C) the LIBOR Rate (which rate shall be calculated based upon an interest period of three months and will be determined on a daily basis), plus 1.5% points, and (D) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the Wells Fargo Revolver), which may range from 1.00 to 1.75 percent, based on the Quantity Average Excess Availability Amount. The Base Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the Wells Fargo Revolver. The loan was a base rate loan as of December 31, 2015 (effective rate at December 31, 2015 of 4.25%).
Following the acquisition of Imperium, we are subject to interest rate risk under a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby our wholly owned subsidiary, REG Grays Harbor, can borrow up to $10.0 million for working capital. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. The nominal rate at December 31, 2015 was 3.75%.
Our weighted average interest rate on variable rate debt balances during 2015 was 1.30% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.

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
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 14, 2016

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,081	$63,516
Marketable securities	—	16,770
Accounts receivable, net (includes amounts owed by related parties of $0 and $36, respectively)	310,731	294,669
Inventories	85,890	97,508
Prepaid expenses and other assets	31,882	43,135
Restricted cash	—	12,845
Total current assets	475,584	528,443
Property, plant and equipment, net	574,584	493,196
Goodwill	16,080	188,275
Intangible assets, net	30,941	28,837
Investments	8,797	9,736
Other assets	11,819	14,434
Restricted cash	105,815	104,815
TOTAL ASSETS	$1,223,620	$1,367,736
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$23,149	$16,679
Current maturities of long-term debt	5,206	5,746
Accounts payable (includes amounts owed to related parties of $0 and $1,101 respectively)	236,817	202,821
Accrued expenses and other liabilities	28,466	28,486
Deferred income taxes	—	14,899
Deferred revenue	333	16,680
Total current liabilities	293,971	285,311
Unfavorable lease obligation	17,343	19,170
Deferred income taxes	19,186	6,905
Contingent consideration for acquisitions	26,949	30,091
Long-term debt (net of debt issuance costs of $4,105 and $5,152, respectively)	247,251	242,031
Other liabilities	4,910	5,566
Total liabilities	609,610	589,074
COMMITMENTS AND CONTINGENCIES (NOTE 21)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 43,837,714 and 44,422,881 shares outstanding, respectively)	4	4
Common stock—additional paid-in-capital	474,367	453,109
Retained earnings	169,680	321,083
Accumulated other comprehensive loss	(4,009)	(11)
Treasury stock (3,178,372 and 585,150 shares, respectively)	(28,762)	(4,412)
Total equity attributable to the Company's shareholders	611,280	769,773
Noncontrolling interest	2,730	8,889
Total equity	614,010	778,662
TOTAL LIABILITIES AND EQUITY	$1,223,620	$1,367,736
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2015	2014	2013
REVENUES:
Biomass-based diesel sales	$1,141,281	$1,052,772	$1,207,618
Biomass-based diesel government incentives	245,868	220,634	290,393
	1,387,149	1,273,406	1,498,011
Services	195	425	127
	1,387,344	1,273,831	1,498,138
COSTS OF GOODS SOLD:
Biomass-based diesel	1,272,125	1,070,430	1,209,191
Biomass-based diesel—related parties	4,542	42,622	49,358
Services	134	167	156
	1,276,801	1,113,219	1,258,705
GROSS PROFIT	110,543	160,612	239,433
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $0, $45, and $37, respectively)	73,397	62,681	45,865
RESEARCH AND DEVELOPMENT EXPENSE	16,851	12,424	258
IMPAIRMENT OF GOODWILL	175,028	—	—
INCOME (LOSS) FROM OPERATIONS	(154,733)	85,507	193,310
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	359	6,631	—
Other income	5,830	662	388
Interest expense (includes related party amounts of $0, $7, and $30, respectively)	(11,867)	(6,690)	(2,397)
	(5,678)	603	(2,009)
INCOME (LOSS) BEFORE INCOME TAXES	(160,411)	86,110	191,301
INCOME TAX BENEFIT (EXPENSE)	8,701	(3,572)	(4,935)
NET INCOME (LOSS)	(151,710)	82,538	186,366
LESS—NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(318)	(73)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(151,392)	82,611	186,366
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	378	—
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	—	(40)	(2,055)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	—	(91)	(16,272)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(1,238)	(2,785)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(151,392)	$81,620	$165,254
Net income (loss) per share attributable to common stockholders:
Basic	$(3.44)	$2.00	$5.00
Diluted	$(3.44)	$1.99	$5.00
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	43,958,803	40,740,411	33,045,164
Diluted	43,958,803	40,749,913	33,052,879

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(IN THOUSANDS)

	2015	2014	2013
Net income (loss)	$(151,710)	$82,538	$186,366
Unrealized losses on marketable securities, net of taxes of $0, $0 and $0, respectively	—	(11)	—
Foreign currency translation adjustments	(5,022)	—	—
Other comprehensive loss	(5,022)	(11)	—
Comprehensive income (loss)	(156,732)	82,527	186,366
Less—Comprehensive loss attributable to noncontrolling interest	(1,013)	—	—
Comprehensive income (loss) attributable to the Company	$(155,719)	$82,527	$186,366
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity
			Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2013	2,995,106	$83,043	30,559,935	$3	$274,136	$53,823	$—	$(3,198)	—	$324,764
Issuance of common stock	—	—	58,501	—	423	—	—	—	—	423
Conversion of Series B Preferred Stock to common stock	(2,851,793)	(79,080)	5,763,508	1	79,843	—	—	—	—	79,844
Conversion of restricted stock units to common stock (net of 67,913 shares of treasury stock purchased)	—	—	124,277	—	—	—	—	(688)	—	(688)
Stock compensation expense	—	—	—	—	5,416	—	—	—	—	5,416
Series B Preferred Stock dividends paid	—	—	—	—	—	(2,055)	—	—	—	(2,055)
Net income	—	—	—	—	—	186,366	—	—	—	186,366
BALANCE, December 31, 2013	143,313	3,963	36,506,221	4	359,818	238,134	—	(3,886)	—	594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	—	378
Issuance of common stock in acquisitions (net of issuance costs of $942)	—	—	7,794,710	—	80,163	—	—	—	—	80,163
Conversion of restricted stock units to common stock (net of 54,252 shares of treasury stock purchased)	—	—	70,654	—	—	—	—	(526)	—	(526)
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $886)	—	—	—	—	19,068	—	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	—	(11,904)
Purchase of remaining interest in VIE (net of taxes of $300)	—	—	—	—	(524)	—	—	—	—	(524)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	8,962	8,962
Stock compensation expense	—	—	—	—	5,883	—	—	—	—	5,883
Net change in unrealized losses on marketable securities	—	—	—	—	—	—	(11)	—	—	(11)
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	—	(40)
Net income (loss)	—	—	—	—	—	82,611	—	—	(73)	82,538
BALANCE, December 31, 2014	—	—	44,422,881	4	453,109	321,083	(11)	(4,412)	8,889	778,662
Issuance of common stock	—	—	37,966	—	412	—	—	—	—	412
Issuance of common stock in acquisitions	—	—	1,675,000	—	15,310	—	—	—	—	15,310
Conversion of restricted stock units to common stock (net of 92,608 shares of treasury stock purchased)	—	—	295,089	—	—	—	—	(854)	—	(854)
Treasury stock activity	—	—	(2,593,222)	—	—	—	—	(23,473)	—	(23,473)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Stock compensation expense	—	—	—	—	5,161	—	—	—	—	5,161
Comprehensive income items	—	—	—	—	—	—	(3,998)	—	(1,013)	(5,011)
Net loss	—	—	—	—	—	(151,392)	—	—	(318)	(151,710)
Other	—	—	—	—	375	(11)	—	(23)	—	341
BALANCE, December 31, 2015	—	—	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(IN THOUSANDS)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(151,710)	$82,538	$186,366
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	24,997	15,255	9,705
Amortization expense of assets and liabilities, net	570	541	(463)
Accretion of asset retirement obligations	72	67	—
Accretion of convertible note discount	4,699	2,635	—
Accretion of marketable securities	189	553	—
Loss on disposal of property, plant and equipment, net	—	291	815
Provision for doubtful accounts	(803)	1,453	309
Stock compensation expense	5,161	5,883	5,416
Impairment of goodwill	175,028	—	—
Impairment of investment	1,915	—	—
Deferred tax expense (benefits)	(8,953)	3,641	9,859
Change in fair value of contingent consideration	(359)	(6,631)	—
Bargain purchase gain	(5,358)	—	—
Other	(231)	(42)	—
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(20,309)	(207,877)	(64,460)
Inventories	29,631	(277)	(40,608)
Prepaid expenses and other assets	16,315	(12,146)	(9,984)
Accounts payable	32,422	143,131	22,386
Accrued expenses and other liabilities	(6,769)	2,336	4,801
Deferred revenue	(16,347)	1,177	15,503
Net cash flows provided from operating activities	80,160	32,528	139,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(52,435)	(80,974)	—
Cash receipts from marketable securities	68,979	63,840	—
Cash paid for purchase of property, plant and equipment	(64,477)	(60,163)	(39,053)
Insurance proceeds for asset impairments	11,027	—	—
Cash receipts from disposal of fixed assets	—	45	330
Transfer into restricted cash	(4,000)	(117,660)	—
Transfer out of restricted cash	15,845	—	—
Cash paid for investments	(1,452)	(2,779)	(4,733)
Cash paid for acquisitions and additional interests, net of cash acquired	(41,409)	(19,369)	(10,933)
Other investing activities	—	27	—
Net cash flows used in investing activities	(67,922)	(217,033)	(54,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	6,470	5,693	10,986
Cash received for issuance of debt	104	5,490	3,000
Cash paid for capped call transactions	—	(11,904)	—
Cash received on convertible debt	—	143,750	—
Cash paid on debt	(6,708)	(37,798)	(10,999)
Cash paid for debt issuance costs	(542)	(4,719)	(203)
Cash paid for issuance of common stock and preferred stock	—	(1,587)	(25)
Cash paid for redemption of preferred stock	—	(3,562)	—
Cash paid for treasury stock	(24,350)	(529)	(282)
Cash paid for contingent consideration	(2,248)	—	—
Cash paid for preferred stock dividends	—	(40)	(1,291)
Net cash flows (used in) provided from financing activities	(27,274)	94,794	1,186
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,036)	(89,711)	86,442
CASH AND CASH EQUIVALENTS, Beginning of period	63,516	153,227	66,785
Effect of exchange rate changes on cash	(1,399)	—	$—
CASH AND CASH EQUIVALENTS, End of period	$47,081	$63,516	$153,227

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(IN THOUSANDS)

	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$(189)	$(1,847)	$(7,475)
Cash paid for interest	$6,947	$4,065	$2,336
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock repurchased included in accrued expenses and other liabilities	$464	$526	$529
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$7,734	$4,220	$2,037
Issuance costs	$84	$311	$105
Incentive common stock liability for supply agreement	$316	$412	$583
Issuance of common stock for acquisitions	$15,310	$80,163
Contingent consideration for acquisitions	$5,000	$45,950
Debt assumed in acquisition	$5,225	$129,745
Gain on redemption of preferred stock		$378
Issuance of common stock for dividends			$764
Issuance of note payable for acquisition			$5,135
Amounts included in period end within Accounts receivables related to impairment of property, plant and equipment	$1,414
See "Note 5 - Acquisitions" for noncash items related to the acquisition transactions.

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2015, 2014 and 2013
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company" or "REG") is a company focused on providing cleaner, lower carbon intensity products and services while also providing conventional products and services. Today, we principally generate revenue as a leading North American biofuels producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products. To do this, REG utilizes this nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals.
The Company operates a network of ten operating biomass-based diesel production facilities with aggregate nameplate production capacity of 432 million gallons per year, or mmgy, and one fermentation facility. Seven of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company also has three partially constructed production facilities and one non-operational production facility. The Company will need to raise additional capital to complete construction of these plants and fund working capital requirements. It is uncertain when or if financing will be available.
The Company expanded its business to Europe by acquiring a majority interest in Petrotec AG (or Petrotec) in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, will be in effect throughout 2016 and will expire on December 31, 2016. It is uncertain whether the BTC will be reinstated thereafter. The expiration along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
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
As of December 31, 2015 and 2014, current restricted cash amounted to $0 and $12,845, respectively, which was held in certificates of deposit as pledges for letters of credit issued to support a subsidiary's trade activities and the Company's outstanding tender offer to acquire the remaining interest at Petrotec, see "Note 5 - Acquisitions". Non-current restricted cash consists of a $101,315 certificate of deposit at both December 31, 2015 and 2014, which was pledged to Bank of America, who issued a letter of credit on the Company's behalf to support the payments on the Company's GOZone Bonds. In addition, non-current restricted cash in the form of certificate of deposit amounts to $4,500 and $3,500 at December 31, 2015 and 2014, respectively, which was pledged to Bank of America, who issued a letter of credit to support a subsidiary's trade activities. For additional information, see "Note 12 - Debt".

Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment, specifically contemplating whether a sale of the securities is likely to occur before recovery of the entire amortized cost basis. The Company uses the specific identification method when securities are sold or reclassified out of accumulated other comprehensive income into earnings. The Company considers marketable securities maturing in less than one year as short-term. The Company has no outstanding marketable securities as of December 31, 2015. Realized gains and losses on available-for-sale securities were minimal for the years ended December 31, 2015 and 2014.
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

Balance, January 1, 2013	$1,972
Amount charged to selling, general and administrative expenses	309
Charge-offs, net of recoveries	(157)
Balance, December 31, 2013	2,124
Amount charged to selling, general and administrative expenses	1,453
Charge-offs, net of recoveries	(1,304)
Balance, December 31, 2014	2,273
Amount charged to selling, general and administrative expenses	(803)
Charge-offs, net of recoveries	(119)
Balance, December 31, 2015	$1,351
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2015 and 2014.
Renewable Identification Numbers (RINs)
When the Company produces and sells a gallon of biomass-based diesel, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with Renewable Fuel Standards (RFS2). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biomass-based diesel. As a result, a portion of the selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel production sales.
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
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets of approximately $11,027 were impaired as a result of the fire. At December 31, 2015, the Company had received property proceeds of $11,027 from insurance for the property damage. In addition, the Company received approximately $4,293 related to the business interruption portion of the claim reimbursing a portion of lost margin during the repairs of the damages caused by the fire. The proceeds for business interruption were recorded as an increase in biomass-based diesel sales in the Company's Consolidated Statements of Operations.
In September 2015, another fire occurred at the Geismar facility. The Company estimated fixed assets of approximately $1,414 were impaired by the September fire. The Company believes it is probable that it will recover all the net book value of the assets damaged by the fire under its insurance policies. As such, a receivable was recorded as an offset to the estimated impairment loss. No impact on earnings was recognized.
As of December 31, 2015, 2014 and 2013, the Company capitalized interest incurred on debt during the construction of assets of $897, $1,345 and $335, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. The Company has determined that the reporting units subject to the 2015 goodwill impairment analysis were Biomass-based Diesel; Services; and Renewable Chemicals. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value of the Company’s reporting units, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The 2015 annual impairment test determined that the fair value of the Biomass-based Diesel reporting unit exceeded its carrying value by approximately 5%, the Services reporting unit exceeded its carrying value by approximately 21%, and the Renewable Chemicals reporting unit exceeded its carrying value by approximately 12%.
Subsequent to the Company's 2015 impairment testing, certain triggering events had occurred. The Company’s common stock price declined significantly during the third quarter and into October, reaching a twelve-month low of $7.06 on November 4, 2015. During the three months ended October 31, 2015, the Company’s common stock traded between $7.25 and $11.18. The $8.57 average closing common stock price during the three months ended October 31, 2015 compared to an average common stock price of $10.84 during the three months ended July 31, 2015. A sustained decline in the Company’s common stock price and the resulting impact on the Company’s market capitalization is one of several qualitative factors the Company considers each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. The Company concluded that the decline in common stock price observed during the third and fourth quarter did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of October 31, 2015. As such, the Company performed another step-one impairment test of its goodwill assets at October 31, 2015. The result of the step-one evaluation was that the fair value of the Services reporting unit again exceeded its carrying value. However, the fair value of the Biomass-based Diesel and Renewable Chemicals reporting units was lower than their carrying values, primarily due to changes in the weighted average cost of capital.
In the step-two analysis for October 31, 2015, the implied fair value of goodwill was determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess. The inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and included the following: (1) The Company’s financial projections for its reporting units were based on its analysis of various factors which include, among other things, demands, margins, whether the BTC is reinstated, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s budgeting and capital investment reviews, incorporating current market information, historical factors and the regulatory environment; (2) The long-term growth rates assumed for the Company’s reporting units was based on a comparison to similar publicly traded companies, supported by market information obtained from external sources; and (3) The discount rate used to measure the present value of the projected future cash flows was determined by separately estimating borrowing cost of capital, equity cost of capital, and entity structure. Upon completion of step-two of its goodwill impairment test, the Company recorded a non-cash goodwill impairment charge of $175,028, which is reflected in the Impairment of Goodwill on the Consolidated Statements of Operations. This impairment charge represents a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.
The following table summarizes goodwill for the Company’s reportable segments:

	Biomass-based Diesel	Services	Renewable Chemicals	Total
Beginning balance - January 1, 2014	$68,784	$16,080	$—	$84,864
Acquisitions	68,564	—	34,847	103,411
Ending balance - December 31, 2014	137,348	16,080	34,847	188,275
Finalization of purchase accounting	2,833	—	—	2,833
Impairment charge	$(140,181)	$—	$(34,847)	(175,028)
Ending balance - December 31, 2015	$—	$16,080	$—	$16,080
Contingent Consideration for Acquisitions
Contingent consideration in a business combination is established at the time of the acquisition (See "Note 5 - Acquisitions"). The contingent consideration is adjusted to fair value at each reporting period. The change in fair value is included in change in fair value of contingent consideration on the Consolidated Statements of Operations.
Impairment of Long-lived Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards (RFS2), the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant and the projected costs of financing. There were no asset impairment charges on long-lived assets other than those related to the 2015 Geismar fires of $12,441, which were fully offset by insurance receipts and/or accounts receivable for insurance coverage, for the years ended December 31, 2015, 2014 and 2013.
Investments
The Company has made investments in several biofuels businesses. These investments are recorded at cost and assessed for impairment at each reporting period. At December 31, 2015, the Company performed a qualitative and quantitative assessment of the performance of its investments and recorded an impairment charge of $1,915. This impairment charge was included in Other Income (Expense), on the Consolidated Statements of Operations. There were no impairment charges for the years ended December 31, 2014 and 2013.
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
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of Common Stock. The program is in effect through October 31, 2016. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the year ended December 31, 2015, the Company repurchased shares of Common Stock in the amount of $23,313 under this share repurchase program.
Foreign Currency Transactions and Translation
The Company’s reporting and functional currency is U.S. dollars. Monetary assets and liabilities denominated in currencies other than U.S. dollars are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in the Company’s Consolidated Statements of Operations as foreign exchange gain (loss) unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is not planned or anticipated in the foreseeable future. Gains or losses arising from translation of such transactions are reported as a component of accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets.
The Company translates the assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets.
The other comprehensive loss amounts presented in the Company's Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Redeemable Preferred Stock and Equity mainly include the foreign currency translation adjustment resulting from translating the financial statements of Petrotec AG from Euros to US Dollars, the Company's functional currency.
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
Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. The Company received funds from the United States Department of Agriculture (USDA) in the amount of $624, $600 and $2,813 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company records amounts when it has received notification of a payment from the USDA or is in receipt of the funds and records the awards under the Program in "Biodiesel government incentives" as they are closely associated with the Company's biomass-based diesel production activities.
On December 18, 2015, President Obama signed into law the Protecting Americans from Tax Hikes Act of 2015, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. All amounts to be received from the government are included within Biomass-based diesel government incentives on the Consolidated Statements of Operations. In addition, given the uncertainty around the reinstatement of the BTC, the Company and other market participants entered into agreements with both customers and vendors throughout the year to handle how any potential future BTC would be captured. The impacts of the agreements with customers are recorded net as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations. As a result of the reinstatement of the BTC, in combination with these agreements, the Company recognized a net benefit of $95,008 and $78,781 for the years ended December 31, 2015 and 2014, respectively. As the BTC was enacted for all of 2013, there were no such agreements.
Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $1,288, $755 and $648 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company assessed its indefinite life intangible assets for impairment at December 31, 2015 and 2014. No impairment was identified related to the Company's IPR&D balance at December 31, 2015 and 2014.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,071, $855 and $533 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Concentrations
One customer represented slightly less than 10% of the total consolidated revenues of the Company for the year ended December 31, 2015. This customer accounted for more than 10% of the total consolidated revenues of the Company for the two years ended December 31, 2014 and 2013. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	2015	2014	2013
Customer A	$114,030	$231,780	$243,258
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
New Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company has evaluated the impact of this guidance on its consolidated financial statements and elected to early adopt the guidance in the year ended December 31, 2015. Early adoption of the guidance did not have any material impact on the Company's consolidated financial statements for the year ended December 31, 2015. Certain amounts on the consolidated financial statements have been reclassified to conform to the current year's presentation as a result of early adopting the guidance.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company has evaluated the impact of this guidance on its consolidated financial statements and elected to early adopt the guidance in the year ended December 31, 2015 given the level and nature of its inventory turnover. Early adoption of the guidance did not have any material impact on the Company's consolidated financial statements for the year ended December 31, 2015.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, a measurement-period adjustment will be recognized in the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, requiring entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent accounts. All valuation allowances are required to be classified as noncurrent. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has evaluated the impact of this guidance on its consolidated financial statements and elected to early adopt the guidance for the year ended December 31, 2015.
In January 2016, the FASB issued ASU 2016-01, Financial instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investment qualify for the new practicability exception. The guidance is effective for calendar-year public entities beginning in 2018. The Company is still evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, that requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for calendar-year public entities beginning in 2019. The Company is still evaluating the impact of this guidance on its consolidated financial statements.
NOTE 3—STOCKHOLDERS’ EQUITY OF THE COMPANY
Common Stock
The Company has authorized capital stock consisting of 450,000,000 shares, all with a par value of $.0001 per share, which includes 300,000,000 shares of Common Stock, 140,000,000 shares of Common Stock A and 10,000,000 shares of Preferred Stock including 3,000,000 shares of Series B Preferred Stock.
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
No common stock warrants were issued during 2015 or 2014. All the warrants expired on February 25, 2015. No common stock warrants were outstanding at December 31, 2015.
Stock Issuance Costs
Other direct costs of obtaining capital by issuing the common and preferred stock were deducted from related proceeds with the net amount recorded as preferred stock or stockholders’ equity. Direct costs incurred for the years ended December 31, 2015, 2014 and 2013 were $0, $1,587 and $114, respectively.

NOTE 4—REDEEMABLE PREFERRED STOCK
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
In March 2014, the Company redeemed all outstanding shares of Series B Preferred Stock. No shares of Series B Preferred Stock remain outstanding at December 31, 2015 and 2014.
NOTE 5—ACQUISITIONS
2015 acquisitions
Imperium Renewables, Inc.
On August 19, 2015, the Company acquired substantially all the assets of Imperium Renewables, Inc. (Imperium), including the 100-mmgy nameplate biomass-based diesel refinery and deepwater port terminal at the Port of Grays Harbor, Washington. The results of Imperium's operations have been included in the consolidated financial statements since that date. The Company has finalized its accounting of this business combination during the fourth quarter of 2015.
The following table summarizes the consideration paid for Imperium:

August 19, 2015
Consideration at fair value for Imperium:
Cash	$36,748
Common stock	15,310
Contingent consideration	5,000
Total	$57,058
The fair value of the 1,675,000 shares of Common Stock issued to Imperium was determined using the closing market price of the Company's common shares at the date of acquisition.
Subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Grays Harbor and whether the BTC is reinstated, Imperium may receive certain contingent consideration (Earnout Payments) over a two-year period after the acquisition. The Earnout Payments will be payable in cash. As of December 31, 2015, the Company has recorded a contingent liability of $4,913, approximately $3,534 of which has been classified as current on the Consolidated Balance Sheets.
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
Imperium was acquired at a price less than fair value of the net identifiable assets, and the Company recorded a net of tax bargain purchase gain of $5,358. All future adjustments will be reported in the Consolidated Statements of Operations. The bargain purchase gain is reported in the "Other Income, Net" on the Consolidated Statements of Operations. Prior to recognizing a bargain purchase gain, the Company reassessed whether all assets acquired and liabilities assumed had been correctly identified as well as the key valuation assumptions and business combination accounting procedures for this acquisition. After careful consideration and review, the Company concluded that the recognition of a bargain purchase gain was appropriate for this acquisition. Factors that contributed to the bargain purchase price were:

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
The following pro forma condensed combined results of operations assume that the Imperium acquisition was completed as of January 1, 2013 and as if the stock had been issued on the same date.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenues	$1,505,513	$1,453,331	$1,556,798
Net income (loss) attributable to the Company's common stockholders	(155,870)	94,129	172,314
Basic net income (loss) per share attributable to common stockholders	$(3.46)	$2.22	$4.96
2014 acquisitions

Petrotec AG
On December 24, 2014, the Company acquired 69.08% of the outstanding common shares and voting interest of Petrotec. The results of Petrotec’s operations have been included in the consolidated financial statements since that date. During the last quarter of 2015, the Company completed its purchase accounting for this business combination. The finalization of the purchase price allocation did not result in material adjustments.
The following table summarizes the consideration paid for Petrotec:

December 24, 2014
Consideration at fair value for Petrotec:
Common stock	$20,022

The fair value of the 2,070,538 common shares issued to Petrotec was determined on the basis of the closing market price of the Company's common shares at the date of acquisition.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date as the purchase price allocation was finalized:

December 24, 2014
Assets (liabilities) acquired of Petrotec:
Cash	$13,523
Accounts receivable	4,989
Inventory	9,470
Other current assets	3,583
Property, plant and equipment	25,026
Other noncurrent assets	369
Total identifiable assets acquired	56,960

Accounts payable	(8,171)
Accrued expenses and other liabilities	(2,151)
Debt	(16,192)
Non-current liabilities	(1,462)
Total liabilities assumed	(27,976)
Net identifiable assets acquired	28,984
Non-controlling interest	(8,962)
Net assets acquired	$20,022
The fair value of the 30.92% noncontrolling interest in Petrotec is estimated to be $8,962 at the date of the acquisition. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach.
The Company recognized $1,289 of acquisition related costs that were expensed in the period the acquisition occurred.
During 2015, the Company acquired additional common shares of Petrotec as part of the cash tender offers and open market purchases for $4,828. At December 31, 2015, the Company owned 87.49% of the outstanding common shares and voting interest of Petrotec.
In April 2015, Petrotec's application to de-list its shares of common stock from the Frankfurt Stock Exchange was approved. From the end of the October 8, 2015 trading day, Petrotec's shares of common stock are no longer traded on a regulated market of any stock exchange.

Syntroleum Corporation/Dynamic Fuels, LLC
On June 3, 2014, REG Synthetic Fuels, a wholly-owned subsidiary of the Company included in the Biomass-based diesel segment, acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, as well as intellectual property and other assets. Dynamic Fuels owns a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana. The following table summarizes the consideration paid for Syntroleum.

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
The following table summarizes the amount of assets acquired and liabilities assumed at the acquisition date for the combined acquisition of Syntroleum and Dynamic Fuels:

June 6, 2014
Assets (liabilities) acquired of Syntroleum and Dynamic Fuels:
Cash	$253
Other current assets	4,666
Property, plant and equipment	121,567
Goodwill	71,398
Intangible assets	8,900
Other noncurrent assets	10,281
Other current liabilities	(1,024)
Deferred tax liabilities	(8,310)
Debt	(113,553)
Other noncurrent liabilities	(14,000)
Total	$80,178
Subsequent to the closing of the Tyson Foods transaction, REG Geismar paid off the debt owed to Tyson Foods in the amount of $13,553.
Subject to achievements related to the sale of renewable hydrocarbon diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain sales volumes. The agreement calls for periodic payments based on pre-determined payments per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of

5.8%. The contingent payments will be payable in cash. As of December 31, 2015, the Company has recorded a contingent liability of $29,209, of which $7,270 has been classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.
LS9, Inc.
On January 22, 2014, REG Life Sciences, a wholly-owned subsidiary of the Company, acquired substantially all of the assets and certain liabilities of LS9. This acquisition's finalized purchase price allocation did not result in material adjustments. The following table summarizes the consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date:

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
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period after the acquisition. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. As of December 31, 2015 and 2014, the Company has recorded a contingent liability of $7,590 and $8,624, respectively, $3,958 and $0, respective of which has been classified as current on the Consolidated Balance Sheets.
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
2013 acquisitions
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
NOTE 6 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The Company has no outstanding marketable securities as of December 31, 2015. The following table summarizes the Company's marketable securities at December 31, 2014:

	As of December 31, 2014
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Corporate bonds	Within one year	$6,781	$—	$(6)	$6,775
Certificates of deposit	Within one year	10,000	—	(5)	9,995
Total		$16,781	$—	$(11)	$16,770

NOTE 7—INVENTORIES
Inventories consist of the following at December 31:

	2015	2014
Raw materials	$28,989	$23,117
Work in process	3,014	2,879
Finished goods	53,887	71,512
Total	$85,890	$97,508
NOTE 8—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2015	2014
Land	$4,221	$3,437
Building and improvements	103,199	96,298
Leasehold improvements	8,149	10,023
Machinery and equipment	397,632	355,332
	513,201	465,090
Accumulated depreciation	(75,119)	(53,889)
	438,082	411,201
Construction in process	136,502	81,995
Total	$574,584	$493,196

The increase in the December 31, 2015 Construction in process balance is mainly related to the projects at REG Geismar, LLC and REG Danville, LLC in the amount of $37,258 and $15,986, respectively.
NOTE 9—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,551)	$4,679	10.0 years
Renewable hydrocarbon diesel technology	8,300	(876)	7,424	13.5 years
Acquired customer relationships	2,900	(106)	2,794	9.6 years
Ground lease	200	(112)	88	5.9 years
Total amortizing intangibles	17,630	(2,645)	14,985
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,645)	$30,941

	December 31, 2014
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$5,914	$(1,113)	$4,801	11.0 years
Renewable hydrocarbon diesel technology	8,300	(323)	7,977	14.5 years
Ground lease	200	(97)	103	6.9 years
Total amortizing intangibles	14,414	(1,533)	12,881
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$30,370	$(1,533)	$28,837

The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,112, $1,298 and $325 for intangible assets was recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2016	$1,329
2017	1,343
2018	1,357
2019	1,372
2020	1,388
Thereafter	8,196
Total	$14,985
NOTE 10—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2015	2014
Commodity derivatives and related collateral, net	$10,097	$12,938
Prepaid expenses	8,504	7,901
Deposits	3,824	4,481
RIN inventory	5,656	10,795
Taxes receivable	1,814	2,843
Other	1,987	4,177
Total	$31,882	$43,135
RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $3,027 and $1,042 at December 31, 2015 and 2014, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2015	2014
Spare parts inventory	$2,922	$3,440
Deposits	2,370	4,370
Other	6,527	6,624
Total	$11,819	$14,434
NOTE 11—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2015	2014
Accrued property taxes	$1,056	$1,412
Accrued employee compensation	8,776	10,639
Accrued interest	578	683
Deferred grant revenue	—	745
Contingent consideration, current portion	14,762	9,228
Unfavorable lease obligation, current portion	1,828	1,828
Other	1,466	3,951
Total	$28,466	$28,486
Other noncurrent liabilities consist of the following at December 31:

	2015	2014
Straight-line lease liability	$2,751	$3,111
Asset retirement obligations	1,062	990
Other	1,097	1,465
Total	$4,910	$5,566
NOTE 12—DEBT
The Company’s term debt at December 31 is as follows:

	2015	2014
2.75% Convertible debt, $143,750 face amount, due in June 2019	$126,053	$121,354
REG Geismar GOZone bonds, secured, variable interest rate, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 5%, due in November 2015	—	1,513
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	16,800	19,868
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,675	4,566
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,901	4,226
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	—
Other	908	1,402
Total debt before debt issuance costs	256,562	252,929
Less: Current portion of long-term debt	5,206	5,746
Less: Debt issuance costs (net of accumulated amortization of $ 2,296 and $1,474, respectively)	4,105	5,152
Total long-term debt	$247,251	$242,031
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
REG Geismar, LLC's GOZone Bonds
The Company assumed Dynamic Fuels’ GOZone bond obligation at the time of the purchase of Dynamic Fuels (see "Note 5 - Acquisitions"). In connection with the acquisition from Tyson Foods, the Company agreed to reimburse Tyson Foods for any amounts payable by Tyson relating to an irrevocable direct-pay letter of credit (Old Letter of Credit), which was obtained by Tyson to pay for the principal and interest on Dynamic Fuels' GOZone Bonds. Tyson's total obligation under the Old Letter of Credit amounted to $101,315, which represents the sum of the outstanding $100,000 principal amount of the GOZone Bonds plus $1,315 of interest at the date of the acquisition.
On July 8, 2014, REG Geismar and Bank of America entered into a Reimbursement Agreement, dated as of the same date (Reimbursement Agreement), and Bank of America issued a letter of credit (Substitute Letter of Credit) to the trustee for the GOZone Bonds, in substitution for the irrevocable direct-pay letter of credit (Old Letter of Credit) held by Tyson Foods. The Substitute Letter of Credit is in the stated amount of $101,315. REG Geismar’s repayment obligations under the Reimbursement Agreement are secured by a $101,315 certificate of deposit established by REG Capital, LLC, or REG Capital, which was pledged by REG Capital to Bank of America. This certificate of deposit is recorded as restricted cash in non-current assets of the Consolidated Balance Sheets. The Substitute Letter of Credit expired on July 8, 2015 and was extended to July 8, 2016. In the event that the expiration date of the Substitute Letter of Credit is not extended or a new letter of credit is not issued in substitution for the Substitute Letter of Credit, holders of the Bonds are required to tender their Bonds for repurchase and the trustee for the Bonds is required pursuant to the terms of the indenture governing the Bonds to draw down the Substitute Letter of Credit to fund the repurchase of the Bonds. The Substitute Letter of Credit requires that the Bonds remain in the daily or weekly interest rate mode.
REG Marketing & Logistics Group, LLC & REG Services Group, LLC
The Company’s revolving debt at December 31 are as follows:

	2015	2014
Total revolving loans (current)	$23,149	$16,679
Maximum remaining available to be borrowed under revolving line of credit	$23,067	$20,719
We currently have a revolving credit agreement with the lenders thereto and Wells Fargo Capital Finance, LLC, as agent, which we refer to as the Wells Fargo Revolver. The Wells Fargo Revolver provides for the extension of revolving loans in an aggregate principal amount not to exceed $60,000, based on eligible inventory, accounts receivable, biodiesel tax credits of the subsidiary borrowers and the inventory of certain affiliates. As of December 31, 2015, our available borrowing capacity under the Wells Fargo Revolver was $46,216 of which $23,149 was outstanding, leaving $23,067 in availability. The Wells Fargo Revolver has a stated maturity date of December 23, 2016. There is a contractual requirement for daily net settlement through a sweep from the Company’s cash account, as such the Company presented the Revolver activity in the financing section of the Consolidated Statement of Cash Flows on a net basis.
Amounts borrowed under the Wells Fargo Revolver bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR Rate Margin (as defined), which may range from 2.50 to 4.25 percent, based on the Quantity Average Excess Availability Amount (as defined). The LIBOR Rate Margin is subject to reduction or increase depending on the amount available for borrowing under the new revolving credit agreement.
The Wells Fargo Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a Fixed Charge Coverage Ratio (as defined in the Wells Fargo Revolver) of at least 1.0 to 1.0 and to have Excess Availability (as defined in the Wells Fargo Revolver) of at least $6,000. The Wells Fargo Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets, and the inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC subject to a $25,000 limitation.
Maturities of the term debt, including the convertible debt, are as follows for the years ending December 31:

2016	$5,206
2017	5,248
2018	15,718
2019	128,091
2020	929
Thereafter	101,370
Total	256,562
Less: current portion	5,206
$251,356

NOTE 13—INCOME TAXES
Income tax benefit (expense) for the years ended December 31 is as follows:

	2015	2014	2013
Current income tax benefit (expense)
Federal	$—	$—	$2,432
State	—	—	2,492
Foreign	(225)	—	—
	(225)	—	4,924
Deferred income tax benefit (expense)
Federal	24,151	(14,112)	15,297
State	9,736	1,420	3,736
Foreign	1,035	9	—
Net operating loss carryforwards created	88,110	61,640	48,024
	123,032	48,957	67,057
Income tax benefit (expense) before valuation allowances	122,807	48,957	71,981
Deferred tax valuation allowances	(114,106)	(52,529)	(76,916)
Income tax benefit (expense)	$8,701	$(3,572)	$(4,935)
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2015	2014	2013
U.S. Federal income tax expense at a statutory rate of 35 percent	$56,144	$(30,139)	$(66,955)
State taxes, net of federal income tax benefit	12,777	5,119	6,905
Tax position on government incentives	85,423	76,662	131,829
Goodwill impairment	(35,062)	—	—
Bargain purchase gain	1,875	—	—
Other	1,650	(2,685)	202
Total (expense) benefits for income taxes before valuation allowances	122,807	48,957	71,981
Valuation allowances	(114,106)	(52,529)	(76,916)
Total benefit (expense) for income taxes	$8,701	$(3,572)	$(4,935)
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
In 2015 the Company had a non-cash impairment charge for goodwill of $175,028, of which $100,177 was not deductible for tax purposes. A $35,062 tax impact related to the non-deductible portion of the goodwill impairment charge is reflected in the tax reconciliation above.
In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which states that, in a classified statement of financial position, an entity shall classify deferred tax assets and liabilities as noncurrent amounts. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis in order to simplify the presentation of deferred income taxes by eliminating the need to separate deferred incomes tax liabilities and assets into current and non-current amounts in a classified balance sheet.

The Company’s prior period financial statements have not been retrospectively adjusted. The Company’s early adoption of ASU 2015-17 resulted in a reclassification of the Company’s current deferred tax liability to the non-current deferred tax liability in the Company’s Consolidated Balance Sheets as of December 31, 2015. If the Company had retrospectively adopted the standard, the 2014 current deferred tax liability would have been zero instead of the $14,899 reported, and the non-current deferred tax liability would have been $21,804 instead of the $6,905 reported.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2015		2014
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Assets:
Goodwill	$—	$39,172	$—	$13,716
Net operating loss carryforwards	—	243,865	—	154,020
Tax credit carryforwards	—	1,597	—	1,597
Start-up costs	—	988	—	1,111
Stock-based compensation	—	4,703	—	3,469
Terminal leases	—	3,859	—	4,229
Capitalized research and development	—	8,096	—	3,711
Accrued compensation	—	2,546	3,422	—
Inventory capitalization	—	2,046	1,600	—
Allowance for doubtful accounts	—	567	931	—
Other	—	1,569	56	1,474
Deferred tax assets	—	309,008	6,009	183,327
Deferred Tax Liabilities:
Prepaid expenses	—	(1,338)	(1,239)	—
Property, plant and equipment	—	(65,398)	—	(53,133)
Intangibles	—	(3,909)	—	(3,018)
Deferred revenue	—	—	(4,443)	—
Convertible debt	—	(3,626)	(4,599)	—
Unrealized gain (loss) on available for sale investments	—	(1,752)	(5,767)	—
Other	—	(2,007)	(527)	(1,867)
Deferred tax liabilities	—	(78,030)	(16,575)	(58,018)
Net deferred tax assets (liabilities)	—	230,978	(10,566)	125,309
Valuation allowance	—	(250,164)	(4,333)	(132,214)
Net deferred taxes	$—	$(19,186)	$(14,899)	$(6,905)
At December 31, 2015, the Company has recorded a deferred tax asset of $243,865 reflecting the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $617,698 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry forwards in any one year. The Company has performed a study to determine the impact of changes in ownership on utilization of carry forward attributes, the results of which have been incorporated into our financial statements.
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

	2015	2014	2013
Beginning of year balance	$136,547	$76,916	$—
Changes in valuation allowance charged to income	114,106	52,529	76,916
Foreign currency translation	(773)	—	—
Acquisition	284	7,102	—
End of year balance	$250,164	$136,547	$76,916
The Company analyzes filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if it has any uncertain tax positions on any of its income tax returns. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2015	2014	2013
Beginning and end of year balance	$1,900	$1,900	$1,900
The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $0, $0 and $1,428 at December 31, 2015, 2014 and 2013, respectively. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2015 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011. All other years are subject to examination, while various state income tax returns also remain subject to examination by state taxing authorities.
The Company considers its foreign earnings of non US subsidiaries to be permanently reinvested. Any amount would become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The Company has not made a provision for U.S. or additional foreign withholding taxes. The Company currently has a tax basis in excess of financial reporting basis on its foreign subsidiaries and no unrecognized deferred tax liabilities.
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
The Company recorded stock-based compensation expense of $5,161, $5,883 and $5,416 for the years ended December 31, 2015, 2014 and 2013, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2015, there was $6,438 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.2 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2013	505,616	$17.14
Issued	204,183	$11.96
Vested and restriction lapsed	(192,190)	$15.72
Forfeited	(16,681)	$9.98
Awards outstanding - December 31, 2013	500,928	$15.81
Issued	257,030	$10.97
Vested and restriction lapsed	(124,906)	$10.42
Forfeited	(16,658)	$10.95
Awards outstanding - December 31, 2014	616,394	$15.00
Issued	339,280	$9.34
Vested and restriction lapsed	(295,089)	$9.36
Forfeited	(22,687)	$10.56
Awards outstanding - December 31, 2015	637,898	$12.87
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
Stock Appreciation Rights
The following table summarizes information about SAR’s granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2013	1,053,845	$9.47
Granted	335,057	$12.85
Exercised	(5,106)	$8.92
Forfeited	(10,727)	$10.85
SAR's outstanding - December 31, 2013	1,373,069	$10.28	8.6 years
Granted	449,225	$11.73
Exercised	(435)	$7.37
Forfeited	(12,557)	$11.57
SAR's outstanding - December 31, 2014	1,809,302	$10.63	8.1 years
Granted	655,855	$9.47
Exercised	(14,470)	$9.21
Forfeited	(54,561)	$10.30
SAR's outstanding - December 31, 2015	2,396,126	$10.33	7.6 years
SAR's exercisable - December 31, 2015	758,952	$13.69	7.6 years
SAR's expected to vest - December 31, 2015	1,479,586	$10.40	7.6 years
The SAR’s vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2015	2014	2013
The weighted average fair value of stock appreciation rights issued (per unit)	$3.33 - $3.90	$4.18 - $4.93	$2.54 - $6.51
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.4% - 1.6%	1.5% - 1.8%	0.7% - 1.8%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25
Stock Options
The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2013	87,026	$23.75	3.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2013	87,026	$23.75	2.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2014	87,026	$23.75	1.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2015	87,026	$23.75	0.6 years
Options exercisable - December 31, 2015	87,026	$23.75	0.6 years
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

Summary of Related Party Transactions - Consolidated Statements of Operations
	2015	2014	2013
Cost of goods sold - Biomass-based diesel (a)	$4,542	$42,622	$49,358
Selling, general and administrative expenses (a)	$—	$45	$37
Interest expense (a)	$—	$7	$30
(a) Represents transactions with West Central prior to the Company's determination that West Central was no longer a related party.

Summary of Related Party Balances - Consolidated Balance Sheets
	2015	2014
Accounts receivable (a)	$—	$36
Accounts payable (a)	$—	$1,101
(a) Represents balances with West Central.
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
NOTE 16—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $19,814, $17,498 and $12,549 for the years ended December 31, 2015, 2014 and 2013, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2016	$18,339
2017	14,164
2018	13,515
2019	12,219
2020	10,749
Thereafter	50,449
Total minimum payments	$119,435
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
NOTE 17 — DERIVATIVE INSTRUMENTS
The Company has entered into heating oil and soybean oil futures, swaps and options (commodity derivative contracts) to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s derivatives are recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses on commodity futures, swaps and options contracts used to risk-manage feedstock purchases or biomass-based diesel inventory are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations.

At December 31, 2015, the net notional volumes of heating oil and soybean oil covered under the open commodity derivative contracts were 47.8 million gallons and 40.1 million pounds, respectively.
The Company offsets the fair value amounts recognized for its commodity derivative contracts with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid expenses and other assets in the Consolidated Balance Sheets, see "Note 10 – Other Assets". As of December 31, 2015, the Company posted $5,638 of collateral associated with its commodity-based derivatives with a net asset position of $10,097.
The following tables provide details regarding the Company’s derivative financial instruments:

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$4,644	$185	$14,901	$205
Cash collateral	5,638	—	2,870	4,628
Total gross amount recognized	10,282	185	17,771	4,833
Gross amounts offset	(185)	(185)	(4,833)	(4,833)
Net amount reported in the Consolidated Balance Sheets	$10,097	$—	$12,938	$—
The following table sets forth the pre-tax gains (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2015	2014	2013
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$35,983	$61,631	$(5,656)
NOTE 18—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$4,459	$2,196	$2,263	$—
Contingent consideration for LS9 acquisition	$(7,590)	—	—	(7,590)
Contingent consideration for Dynamic Fuels acquisition	$(29,209)	—	—	(29,209)
Contingent consideration for Imperium acquisition	$(4,913)	—	—	(4,913)
	$(37,253)	$2,196	$2,263	$(41,712)

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$302	$302	$—	$—
Certificates of deposit	$9,995	—	9,995	—
Commercial notes/bonds	$6,775	—	6,775	—
Commodity contract derivatives	$14,696	6,885	7,811	—
Contingent consideration for LS9 acquisition	$(8,624)	—	—	(8,624)
Contingent consideration for Dynamic Fuels acquisition	$(30,695)	—	—	(30,695)
	$(7,551)	$7,187	$24,581	$(39,319)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Contingent Consideration for LS9 Acquisition	Contingent Consideration for Dynamic Fuels Acquisition	Contingent Consideration for Imperium Acquisition
Balance at January 1, 2013 and December 31, 2013	$—	$—	$—
Issuance of contingent consideration for acquisitions	17,050	28,900	—
Change in estimates included in earnings	(8,426)	1,795	—
Settlements	—	—	—
Balance at December 31, 2014	8,624	30,695	—
Issuance of contingent consideration for acquisitions	—	—	5,000
Change in estimates included in earnings	(1,034)	675	—
Settlements	—	(2,161)	(87)
Ending balance - December 31, 2015	$7,590	$29,209	$4,913
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
The fair value of the Dynamic Fuels contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur based on the sales and volumes of renewable hydrocarbon diesel at the REG Geismar's production facility. A 5.8% discount rate is used to estimate the fair value of the expected payments.
The fair value of the Imperium contingent consideration was estimated based on an income approach. Expected earnouts are determined as total present value of the possible outcomes at a discount rate of 10% should the achievement of the production and sales volume at the REG Grays Harbor facility occur post acquisition as well as whether the biodiesel mixture excise tax credit is reinstated.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2015		2014
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(279,711)	$(275,123)	$(269,608)	$(270,331)
NOTE 19—NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	87,026	87,026	87,026
Stock appreciation rights	2,072,130	1,400,824	1,030,926
Warrants to purchase common stock	—	17,916	—
Convertible notes	10,838,218	6,295,075	—
Total	12,997,374	7,800,841	1,117,952
The following table presents the calculation of diluted net income per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	2015	2014	2013
Net income (loss) attributable to the Company's common stockholders - Basic	$(151,392)	$81,620	$165,254
Plus: distributed dividends to Preferred Stockholders	—	40	2,055
Plus (less): effect of participating securities	—	(418)	(2,051)
Net income (loss) attributable to the Company's common stockholders - Diluted	$(151,392)	$81,242	$165,258
Shares:
Weighted-average shares outstanding - Basic	43,958,803	40,740,411	33,045,164
Adjustment to reflect stock appreciation right conversions	—	9,502	7,065
Adjustment to reflect warrants to purchase common stock	—	—	650
Weighted-average shares outstanding - Diluted	43,958,803	40,749,913	33,052,879

Net income (loss) per share attributable to common stockholders - Diluted	$(3.44)	$1.99	$5.00

NOTE 20—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, the Company determined that as activities surrounding its renewable chemicals business increase, it changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. As such, our reportable segments at December 31, 2015 include Biomass-based diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
The Biomass-based diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks and methanol into biomass-based diesel. The Biomass-based diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities, sales of processed biomass-based diesel from Company facilities, related by-products and renewable energy government incentive payments, in the U.S. and internationally.
The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Revenues are recorded by the Services segment at cost.
The Renewable Chemicals segment consists of research and development activities involving the production of renewable chemicals, additional advanced biofuels and other products from the Company's proprietary microbial fermentation process and the operations of a demonstration scale facility located in Okeechobee, Florida. No revenues were recorded by the Renewable Chemicals segment during 2015 or 2014.
The Corporate and Other segment includes trading activities related to petroleum-based heating oil and diesel fuel as well as corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy and other administrative costs, including management service expenses. Corporate and other also includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting. In addition, corporate and other includes cash and other assets not associated with the reportable segments, including investments. Intersegment revenues are reported by the Services and Corporate and Other segments.
The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net sales:
Biomass-based Diesel (includes Petrotec's net sales of $145,039, $3,563 and $0, respectively)	$1,326,452	$1,264,850	$1,500,580
Services	102,731	85,149	56,121
Corporate and other	68,984	11,940	—
Intersegment revenues	(110,823)	(88,108)	(58,563)
	$1,387,344	$1,273,831	$1,498,138
Income (loss) before income taxes
Biomass-based diesel (includes Petrotec's losses of $(1,643), $(337) and $0, respectively)	$(100,152)	$104,136	$201,114
Services	6,323	6,980	3,851
Renewable Chemicals	(52,728)	(12,252)	—
Corporate and other	(13,854)	(12,754)	(13,664)
	$(160,411)	$86,110	$191,301
Depreciation and amortization expense, net:
Biomass-based diesel (includes Petrotec's amounts of $3,259, $0, $0, respectively)	$22,799	$13,497	$8,611
Services	302	204	120
Renewable Chemicals	1,413	1,293	—
Corporate and other	1,362	802	511
	$25,876	$15,796	$9,242
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel (includes Petrotec's amounts of $1,816, $0, $0, respectively)	$59,859	$52,846	$36,770
Services	1,510	643	504
Renewable Chemicals	672	532	—
Corporate and other	2,436	6,142	1,779
	$64,477	$60,163	$39,053

	2015	2014
Goodwill:
Biomass-based diesel	$—	$137,348
Services	16,080	16,080
Renewable Chemicals	—	34,847
	$16,080	$188,275
Assets:
Biomass-based diesel (including Petrotec's assets of $45,471 and $56,960)	$1,048,923	$1,150,851
Services	60,308	46,560
Renewable Chemicals	23,872	59,134
Corporate and other	308,782	235,823
Intersegment eliminations	$(218,265)	$(124,632)
	$1,223,620	$1,367,736

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment. Sales and long-lived assets of the Company's investment in Petrotec comprise substantially all of the amounts categorized as Foreign in the table below.

	2015	2014	2013
Net sales:
United States	$1,242,305	$1,270,268	$1,498,138
Foreign	145,039	3,563	—
	$1,387,344	$1,273,831	$1,498,138

2015		2014
Long-lived assets:
United States	$553,987	$468,170
Foreign	20,597	25,026
	$574,584	$493,196

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

2016	$3,857
2017	3,857
2018	3,784
2019	3,748
2020	3,297
Thereafter	12,733
Total	$31,276
As of December 31, 2015, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.
NOTE 22—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Revenues	$230,918	$373,762	$394,856	$387,808
Gross profit (loss)	(16,195)	15,907	4,405	106,426
Selling, general, and administrative expenses including research and development expense	20,535	19,749	21,995	27,969
Impairment of goodwill	—	—	—	175,028
Loss from operations	(36,730)	(3,842)	(17,590)	(96,571)
Other income (expense), net	(2,471)	972	869	(5,048)
Net loss attributable to the Company	(38,107)	(2,001)	(15,675)	(95,609)
Net loss per share attributable to common stockholders - basic	(0.86)	(0.05)	(0.36)	(2.18)
Net loss per share attributable to common stockholders - diluted	(0.86)	(0.05)	(0.36)	(2.18)

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Revenues	$219,040	$332,918	$384,258	$337,615
Gross profit	11,564	15,151	22,715	111,182
Selling, general, and administrative expenses including research and development expense	13,527	15,627	16,707	29,244
Income (loss) from operations	(1,963)	(476)	6,008	81,938
Other income (expense), net	(503)	(436)	(1,684)	3,226
Net income (loss) attributable to the Company	(2,359)	11,007	4,572	69,391
Net income (loss) per share attributable to common stockholders - basic	(0.05)	0.27	0.11	1.61
Net income (loss) per share attributable to common stockholders - diluted	(0.06)	0.27	0.11	1.61
The results of operations for the three months ended December 31, 2015 reflect a goodwill impairment of $175,028 (before tax) and net benefit from the reinstatement of the BTC of $95,008. Refer to Note 2 for more details. The results of operations for the three months ended December 31, 2014 reflected the net benefit from the reinstatement of the BTC of $78,781.
NOTE 23—SUBSEQUENT EVENTS
On February 1, 2016, the Company signed an asset purchase agreement with Sanimax Energy, LLC ("Sanimax") to acquire Sanimax’s 20 million gallon nameplate capacity biodiesel refinery located in DeForest, Wisconsin. Under the asset purchase agreement, REG will pay Sanimax approximately $11,000 in cash and will issue 500,000 shares of REG common stock in exchange for the biorefinery and related assets.  REG will also pay Sanimax up to an additional $5,000 in cash over a period of up to seven years after closing based on the volume of biodiesel produced at the plant, which will be re-named REG Madison, LLC.  Sanimax operates a grease processing facility at the same location, although that facility is not part of the acquisition.  The transaction is subject to customary closing conditions.
On March 5, 2016, the Company's board of directors approved a repurchase program of up to $50,000 of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, REG may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice.
* * * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2015. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2015 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2015 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(ii)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, 2013

(iv)	Consolidated Statements of Redeemable Preferred Stock and Equity for the years ended December 31, 2015, 2014 and 2013

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013
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
Date: March 14, 2016
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

Date
/s/ Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Daniel J. Oh

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
Chad Stone

/s/ Chad A. Baker	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
Chad A. Baker

/s/ Jeffrey Stroburg	Director (Chairman)	March 14, 2016
Jeffrey Stroburg

/s/ Delbert Christensen	Director	March 14, 2016
Delbert Christensen

/s/ Randolph L. Howard	Director	March 14, 2016
Randolph L. Howard

/s/ Michael A. Jackson	Director	March 14, 2016
Michael A. Jackson

/s/ Michael Scharf	Director	March 14, 2016
Michael Scharf

/s/ Christopher Sorrells	Director	March 14, 2016
Christopher Sorrells

/s/ Peter Harding	Director	March 14, 2016
Peter J. M. Harding

/s/ Theodore Crosbie	Director	March 14, 2016
Dr. Theodore M. Crosbie

EXHIBIT INDEX

Exhibit Number	Description

3.1
Third Amended and Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the “Company”), effective as of January 24, 2012 (incorporated by reference to Exhibit 3.1 (c) to the Company’s Registration Statement on Form S-1/A filed September 8, 2011)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 (b) to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011)

4.2
Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2014)

4.3
First Supplemental Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 29, 2014)

4.4	Form of Note (included in Exhibit 4.2).

10.1
Ground Lease by and between West Central Cooperative and the Company dated July 31, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed October 5, 2009)

10.2	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010 filed August 16, 2010)

10.3
Renewable Energy Group Annual Incentive Plan for Executive Officers (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders of April 4, 2013, filed on April 4,
2013)*

10.4	Form of Restricted Stock Unit Award Agreement*

10.5	Form of Stock Appreciation Right Award Agreement*

10.6
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011)

10.7
Asset Purchase Agreement, by and among, Soymor Cooperative, Soymor Biodiesel, LLC, REG Albert Lea, LLC, and the Company, dated June 8, 2011 (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed November 28, 2011)

10.8
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.9
Amendment No. 1 to Credit Agreement, dated as of January 31, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC.

10.10
Amendment No. 2 to Credit Agreement, dated as of February 29, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC.

10.11
Amendment No. 3 to Credit Agreement, dated as of May 1, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC.

10.12
Amendment No. 4 to Credit Agreement, dated as of January 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC.

Exhibit Number	Description

10.13
Amendment No. 5 to Credit Agreement, dated as of August 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC.

10.14
Consent and Amendment No. 6 to Credit Agreement, dated as of December 23, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC.

10.15
Amendment No. 7 to Credit Agreement, dated as of May 19, 2014, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC.

10.16
Amendment No. 8 to Credit Agreement, dated as of February 20, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC.

10.17
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed July 22, 2015)

10.18
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011)

10.19
Membership Interest Purchase Agreement, dated as of May 20, 2014, by and among Renewable Energy Group, Inc., REG Synthetic Fuels, LLC and Tyson Foods, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 27, 2014)+

10.20
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014)

10.21
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2014)

10.22
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2014)

10.23
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 3, 2014)

10.24
Reimbursement Agreement, dated as of July 8, 2014, between REG Geismar, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.25
Security Agreement (Deposit Account/Certificate of Deposit), dated as of July 8, 2014, by REG Capital, LLC in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2014)

10.26
Employment Agreement, effective January 1, 2015, between Renewable Energy Group, Inc. and Daniel J. Oh (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed December 24, 2014)

10.27	Restricted Stock Unit Award Agreement, effective March 27, 2015, by and between the Company and Daniel J. Oh.*

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Daniel J. Oh pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer.

+ Confidential treatment requested
* Management contract or compensatory plan, contract or arrangement

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.