Form 10-Q
period 2016-03-31
Renewable Energy Group, Inc.
filed 2016-05-09
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 29, 2016, the registrant had 43,716,170 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,052	$47,081
Accounts receivable, net	106,350	310,731
Inventories	133,781	85,890
Prepaid expenses and other assets	43,273	31,882
Total current assets	447,456	475,584
Property, plant and equipment, net	600,530	574,584
Goodwill	16,080	16,080
Intangible assets, net	30,624	30,941
Investments	12,180	8,797
Other assets	11,672	11,819
Restricted cash	105,815	105,815
TOTAL ASSETS	$1,224,357	$1,223,620
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$2,864	$23,149
Current maturities of long-term debt	9,109	5,206
Accounts payable	246,580	236,817
Accrued expenses and other liabilities	28,192	28,799
Total current liabilities	286,745	293,971
Unfavorable lease obligation	16,886	17,343
Deferred income taxes	19,020	19,186
Contingent consideration for acquisitions	28,890	26,949
Long-term debt (net of debt issuance costs of $3,817 and $4,105, respectively)	251,154	247,251
Other liabilities	4,856	4,910
Total liabilities	607,551	609,610
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 43,723,893 and 43,837,714 shares outstanding, respectively)	5	4
Common stock—additional paid-in-capital	479,808	474,367
Retained earnings	171,336	169,680
Accumulated other comprehensive loss	(2,430)	(4,009)
Treasury stock (3,826,166 and 3,178,372 shares outstanding, respectively)	(34,579)	(28,762)
Total equity attributable to the Company's shareholders	614,140	611,280
Non-controlling interest	2,666	2,730
Total equity	616,806	614,010
TOTAL LIABILITIES AND EQUITY	$1,224,357	$1,223,620
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2016	March 31, 2015
REVENUES:
Biomass-based diesel sales	$247,164	$221,026
Biomass-based diesel government incentives	58,401	9,788
	305,565	230,814
Services	29	104
	305,594	230,918
COSTS OF GOODS SOLD:
Biomass-based diesel	280,484	242,510
Biomass-based diesel—related parties	—	4,542
Services	2	61
	280,486	247,113
GROSS PROFIT (LOSS)	25,108	(16,195)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,777	16,675
RESEARCH AND DEVELOPMENT EXPENSE	3,926	3,860
GAIN ON INVOLUNTARY CONVERSION	(3,543)	—
INCOME (LOSS) FROM OPERATIONS	4,948	(36,730)
OTHER INCOME (EXPENSE), NET:
Other income (loss), net	(73)	272
Interest expense	(3,311)	(2,743)
	(3,384)	(2,471)
INCOME (LOSS) BEFORE INCOME TAXES	1,564	(39,201)
INCOME TAX BENEFIT	122	897
NET INCOME (LOSS)	1,686	(38,304)
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	30	(197)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,656	(38,107)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$1,632	$(38,107)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.04	$(0.86)
DILUTED	$0.04	$(0.86)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	43,899,084	44,362,637
DILUTED	43,899,084	44,362,637
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Net income (loss)	$1,686	$(38,304)
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	—	9
Foreign currency translation adjustments	1,664	(4,641)
Other comprehensive income (loss)	1,664	(4,632)
Comprehensive income (loss)	3,350	(42,936)
Less—Comprehensive income (loss) attributable to noncontrolling interest	85	—
Comprehensive income (loss) attributable to the Company	$3,265	$(42,936)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2015	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	37,966	—	412	—	—	—	—	412
Treasury stock purchases	(525,281)	—	—	—	—	(5,000)	—	$(5,000)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(4,064)	(4,064)
Stock compensation expense	—	—	1,080	—	—	—	—	1,080
Comprehensive income items	—	—	—	—	(4,632)	—	—	(4,632)
Net loss	—	—	—	(38,107)	—	—	(197)	(38,304)
BALANCE, March 31, 2015	43,935,566	$4	$454,601	$282,976	$(4,643)	$(9,412)	$4,628	$728,154
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Treasury stock purchases	(647,794)	—	—	—	—	(5,817)	—	(5,817)
Acquisition of noncontrolling interest	—	—		—	—	—	(179)	(179)
Stock compensation expense	—	—	1,076	—	—	—	—	1,076
Other comprehensive income	—	—	—	—	1,579	—	85	1,664
Net income	—	—	—	1,656	—	—	30	1,686
BALANCE, March 31, 2016	43,723,893	$5	$479,808	$171,336	$(2,430)	$(34,579)	$2,666	$616,806
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,686	$(38,304)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	7,674	5,613
Amortization expense of assets and liabilities, net	161	113
Gain on involuntary conversion	(3,543)	—
Accretion of convertible note discount	1,203	1,158
Change in fair value of contingent consideration	(15)	293
Provision for doubtful accounts	(160)	(816)
Stock compensation expense	1,076	1,080
Deferred tax benefit	(166)	(938)
Other operating activities	(117)	199
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	204,628	242,572
Inventories	(45,789)	(24,123)
Prepaid expenses and other assets	(10,817)	4,508
Accounts payable	10,008	(20,482)
Accrued expenses and other liabilities	(2,543)	(6,851)
Net cash flows provided by operating activities	163,286	164,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from maturities of marketable securities	—	13,733
Cash receipts for involuntary conversion	3,543	—
Transfer out of restricted cash	—	12,845
Cash paid for purchase of property, plant and equipment	(14,770)	(12,178)
Cash paid for acquisitions and additional interests, net of cash acquired	(12,720)	(4,064)
Cash paid for investments	(3,249)	—
Net cash flows provided by (used in) investing activities	(27,196)	10,336
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on Wells Fargo Revolver	(23,149)	(15,325)
Borrowings on other lines of credits	2,820	—
Cash received from notes payable	7,537	—
Cash paid on notes payable	(1,312)	(1,317)
Cash paid for debt issuance costs	(112)	(317)
Cash paid for treasury stock	(4,873)	(5,000)
Cash paid for contingent consideration settlement	(581)	(1,052)
Net cash flows used in financing activities	(19,670)	(23,011)
NET CHANGE IN CASH AND CASH EQUIVALENTS	116,420	151,347
CASH AND CASH EQUIVALENTS, Beginning of period	47,081	63,516
Effect of exchange rate changes on cash	551	(1,318)
CASH AND CASH EQUIVALENTS, End of period	$164,052	$213,545
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$122	$—
Cash paid for interest	$1,027	$715
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$6,224	$3,511
Debt issuance cost	$50	$28
Incentive stock liability for raw material supply agreement	$—	$70
Treasury stock	$944	$—
Issuance of common stock for acquisitions	$4,050	$—
Contingent consideration for acquisitions	$4,500	$—

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2016 and 2015
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 14, 2016. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of March 31, 2016, the Company operates a network of twelve biorefineries in North America, which includes eleven operating biomass-based diesel production facilities with aggregate nameplate production capacity of 452 million gallons per year, or mmgy, along with a fermentation facility. The Company's network includes the addition of a 20-million gallon nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin resulting from its acquisition of the biorefinery and related assets of Sanimax Energy, LLC ("Sanimax Energy") in March 2016. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company expanded its business to Europe by acquiring a majority interest in Petrotec AG ("Petrotec") in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") is in effect throughout 2016 and will expire on December 31, 2016. It is uncertain whether the BTC will be reinstated thereafter. The expiration along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed a summary of the Company's significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the policies previously disclosed other than those noted below.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. At March 31, 2016, over $231,000 of the receivable amounts outstanding at December 31, 2015 related to the 2015 biodiesel mixture excise tax credit reinstatement were received.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets with a net book value of approximately $11,027 were impaired as a result of the fire. As of the date of this report, the Company has received property insurance proceeds of $14,570, of which $11,027 was related to the property damage. The excess of the property insurance proceeds over the net book value of the impaired assets, $3,543, was recorded as gain on involuntary conversion on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2016.
In September 2015, another fire occurred at the Geismar facility. The Company estimated fixed assets with a net book value of approximately $1,414 were impaired by the September fire. The Company believes it is probable that it will recover all the net book value of the assets damaged by the fire under its insurance policies. As such, a receivable was recorded as an offset to the estimated impairment loss. No impact on earnings was recognized.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At March 31, 2016 and December 31, 2015, the Company had goodwill in only one of its reporting units: Services. The annual impairment test at July 31, 2015 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 21%. The interim goodwill impairment test as of October 31, 2015 determined that the fair value of the Services reporting unit exceeded its carrying value by 24%. There have been no impairment indicators in the first three months of 2016 that would indicate an additional assessment needs to be performed.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of common stock. The program is in effect through October 31, 2016. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended March 31, 2016, the Company repurchased shares of Common Stock in the amount of $5,817, of which $944 was paid after March 31, 2016 under this share repurchase program.
In March 2016, the Company's board of directors approved a repurchase program of up to $50,000 of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30,000 common stock repurchase program announced in February 2015, the Company may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. No shares or convertible notes were repurchased under this program during the three months ended March 31, 2016.
New Accounting Standards
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)" that clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The guidance also re-frames the indicators to focus on evidence that an entity is acting as a principal rather than an agent. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact this new guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS
Sanimax Energy, LLC
On March 15, 2016, the Company acquired fixed assets and inventory from Sanimax Energy, including the 20 mmgy nameplate capacity biomass-based refinery in DeForest, Wisconsin. The Company has not completed its initial accounting of this business combination as the valuation of the real and personal property has not been finalized.
The following table summarizes the consideration paid for Sanimax Energy:

March 15, 2016
Consideration at fair value for Sanimax:
Cash	$12,541
Common stock	4,050
Contingent consideration	4,500
Total	$21,091
The fair value of the 500,000 shares of Common Stock issued was determined using the closing market price of the Company's common shares at the date of acquisition.
REG Madison may pay contingent consideration of up to $5,000 (Earnout Payments) over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments will be payable in cash and cannot exceed $1,700 in any one year period and $5,000 in aggregate. As of March 31, 2016, the Company has recorded a contingent liability of $4,500, approximately $1,231 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the estimated fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the Sanimax Energy acquisition was completed as of January 1, 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues	$314,020	$237,242
Net income (loss)	1,701	(38,118)
Basic net income (loss) per share	$0.04	$(0.85)

NOTE 4 — INVENTORIES
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$40,497	$28,989
Work in process	4,027	3,014
Finished goods	89,257	53,887
Total	$133,781	$85,890
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2016	December 31, 2015
Commodity derivatives and related collateral, net	$10,828	$10,097
Prepaid expenses	7,628	8,504
Deposits	3,925	3,824
RIN inventory	15,708	5,656
Taxes receivable	2,625	1,814
Other	2,559	1,987
Total	$43,273	$31,882
RIN inventory values were adjusted in the amounts of $158 and $3,027 at March 31, 2016 and December 31, 2015, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following:

	March 31, 2016	December 31, 2015
Spare parts inventory	$2,922	$2,922
Deposits	2,280	2,370
Other	6,470	6,527
Total	$11,672	$11,819
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,653)	$4,577	9.8 years
Renewable hydrocarbon diesel technology	8,300	(1,014)	7,286	13.3 years
Ground lease	200	(116)	84	5.6 years
Acquired customer relationships	2,900	(179)	2,721	9.3 years
Total amortizing intangibles	17,630	(2,962)	14,668
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,962)	$30,624

	December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,551)	$4,679	10.0 years
Renewable hydrocarbon diesel technology	8,300	(876)	7,424	13.5 years
Ground lease	200	(112)	88	5.9 years
Acquired customer relationships	2,900	(106)	2,794	9.6 years
Total amortizing intangibles	17,630	(2,645)	14,985
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,645)	$30,941
The Company recorded intangible amortization expense of $317 for the three months ended March 31, 2016, and $237 for the three months ended March 31, 2015.
The estimated intangible asset amortization expense for the remainder of fiscal year 2016 through fiscal year 2022 and thereafter is as follows:

April 1, 2016 through December 31, 2016	$972
2017	1,302
2018	1,309
2019	1,315
2020	1,322
2021	1,328
2022 and thereafter	7,120
Total	$14,668
NOTE 7 — DEBT
The Company’s debt is as follows:

	March 31, 2016	December 31, 2015
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$127,255	$126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	6,192	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	16,106	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,445	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,818	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	5,225
Other	2,039	908
Total debt before debt issuance costs	264,080	256,562
Less: current portion of long-term debt	9,109	5,206
Less: Debt issuance costs (net of accumulated amortization of $2,515 and $2,296, respectively	3,817	4,105
Total long-term debt	$251,154	$247,251

On October 31, 2015, REG Danville, LLC entered into an Second Amended and Restated Loan Agreement with Fifth Third Bank regarding the construction/term loan (the "Fifth Third Construction/Term Loan"). The renewed Fifth Third Construction/Term Loan increased the principal amount of the Construction/Term Loan to $12,000 and had a three year term with the maturity of the loan being extended to December 19, 2017. The loan requires monthly principal payments of $212 and interest to be charged using LIBOR plus 4% per annum. The loan agreement contains various loan covenants. As of March 31, 2016, there was $6,192 outstanding under the Fifth Third Construction/Term Loan.
Lines of Credit

	March 31, 2016	December 31, 2015
Amount outstanding under lines of credit	$2,864	$23,149
Maximum available to be borrowed under lines of credit	$60,205	$23,067

On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30,000 . Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. The Agreement contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative, as known as Landus Cooperative ("Landus") is no longer a related party as Landus no longer holds ten percent or more of the Company’s outstanding Common Stock nor a board seat on the Company board for the three months ended March 31, 2016. Transactions with Landus prior to the Company's determination that Landus was no longer a related party amounted to $4,542 for the three months ended March 31, 2015. This amount was included in the Costs of goods sold - Biomass-based diesel on the Condensed Consolidated Statements of Operations.
NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into heating oil and soybean oil futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect gross profit margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2016, the net notional volumes of heating oil and soybean oil covered under the open commodity derivative contracts were approximately 98 million gallons and 40 million pounds, respectively.
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

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$2,408	$6,921	$4,644	$185
Cash collateral	15,341	—	5,638	—
Total gross amount recognized	17,749	6,921	10,282	185
Gross amounts offset	(6,921)	(6,921)	(185)	(185)
Net amount reported in the condensed consolidated balance sheet	$10,828	$—	$10,097	$—
The following table sets forth the commodity contract derivatives losses included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(4,269)	$(623)
NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(4,513)	$(3,350)	$(1,163)	$—
Contingent considerations for acquisitions	(45,616)	—	—	(45,616)
	$(50,129)	$(3,350)	$(1,163)	$(45,616)

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$4,459	$2,196	$2,263	$—
Contingent considerations for acquisitions	(41,712)	—	—	(41,712)
	$(37,253)	$2,196	$2,263	$(41,712)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	March 31, 2016	March 31, 2015
Balance at beginning of period	$41,712	$39,319
Fair value of contingent consideration at measurement date	4,500	—
Change in estimates included in earnings	(15)	293
Settlements	(581)	(1,052)
Balance at end of period	$45,616	$38,560
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2016		As of December 31, 2015
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(263,127)	$(262,664)	$(279,711)	$(275,123)
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
Contingent consideration for acquisitions: The fair value of the contingent consideration regarding REG Life Sciences, LLC ("REG Life Sciences") is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should achievement of certain milestones related to the development and commercialization of products from REG Life Sciences' technology occur. There is no observable market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. An 8.0% discount rate is used to estimate the fair value of the expected payments.
The fair value of all other contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should the achievement of certain milestones related to the production and/or sale of biomass-based diesel at the specific production facility. A discount rate ranging from 5.8% to 10.0% is used to estimate the fair value of the expected payments.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
NOTE 11 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is presented in conformity with the two-class method required for participating securities. Participating securities include, or have included, Series B Preferred Stock and restricted stock units ("RSUs").
Under the two-class method, net income is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to Common Stock and the participating securities. The Company calculates the effects of participating securities on diluted earnings per share ("EPS") using both the “if-converted or treasury stock” and "two-class" methods and discloses the method which results in a more dilutive effect. The effects of Common Stock options, warrants, stock appreciation rights and convertible notes on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Options to purchase common stock	87,026	87,026
Stock appreciation rights	2,350,368	2,123,770
Convertible notes	10,838,218	10,838,218
Total	13,275,612	13,049,014
The following table presents the calculation of diluted net loss per share:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income (loss) attributable to the Company’s common stockholders - Basic	$1,632	$(38,107)
Less: effect of participating securities	—	—
Net income (loss) attributable to common stockholders - Dilutive	$1,632	$(38,107)
Shares:
Weighted-average shares used to compute basic net income (loss) per share	43,899,084	44,362,637
Adjustment to reflect warrants to purchase common stock	—	—
Adjustment to reflect stock appreciation right conversions	—	—
Weighted-average shares used to compute diluted net income (loss) per share	43,899,084	44,362,637
Net income (loss) per share attributable to common stockholders:
Diluted	$0.04	$(0.86)
NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, due to the increasing activities surrounding its renewable chemicals business, the Company changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based Diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment.

As such, the Company's reportable segments at March 31, 2016 and December 31, 2015 include Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The Renewable Chemicals segment consists of research and development activities involving the production of renewable chemicals, additional advanced biofuels and other products from the Company's proprietary microbial fermentation process and the operations of a demonstration scale facility located in Okeechobee, Florida. No revenues were recorded by the Renewable Chemicals segment during the three months ended March 31, 2016 and 2015.
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

The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net revenues:
Biomass-based Diesel (includes Petrotec's net sales of $36,995 and $29,993, respectively)	$292,762	$224,188
Services	20,737	15,471
Corporate and Other	16,988	7,342
Intersegment revenues	(24,893)	(16,083)
	$305,594	$230,918
Income (loss) before income taxes:
Biomass-based Diesel (includes Petrotec's income (loss) of $407 and ($1,048), respectively)	$12,860	$(31,676)
Services	573	50
Renewable Chemicals	(4,681)	(3,891)
Corporate and other	(7,188)	(3,684)
	$1,564	$(39,201)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes Petrotec's amounts of $851 and $687, respectively)	$6,929	$4,971
Services	96	62
Renewable Chemicals	414	343
Corporate and other	396	350
	$7,835	$5,726
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes Petrotec's amounts of $347 and $318, respectively)	$13,604	$10,410
Services	1,166	722
Renewable Chemicals	—	140
Corporate and other	—	906
	$14,770	$12,178

	As of March 31, 2016	As of December 31, 2015
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including Petrotec's assets of $52,221 and $45,471, respectively)	$1,003,250	$1,048,923
Services	49,636	60,308
Renewable Chemicals	24,150	23,872
Corporate and other	366,739	308,782
Intersegment eliminations	$(219,418)	$(218,265)
	$1,224,357	$1,223,620

Geographic Information:

The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	As of Three Months Ended March 31, 2016	As of Three Months Ended March 31, 2015
Net revenues:
United States	$268,599	$200,925
Foreign	36,995	29,993
	$305,594	$230,918

	As of As of, March 31, 2016	As of As of, December 31, 2015
Long-lived assets:
United States	$579,544	$553,987
Foreign	20,986	20,597
	$600,530	$574,584
NOTE 13 — COMMITMENTS AND CONTINGENCIES
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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly

Report on Form 10-Q for the three months ended March 31, 2016. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We are a company focused on providing cleaner, lower carbon intensity fuel products and related services while also providing conventional fuel products and related services. Today, we principally generate revenue as a leading North American advanced biofuels producer. We are currently the largest producer of biomass-based diesel in the United States. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals. We own and operate 12 North American biorefineries, which include 11 biomass-based diesel, or biodiesel and renewable hydrocarbon diesel, production facilities with aggregate nameplate production capacity of 452 million gallons per year, or mmgy, along with one fermentation facility.
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
In 2014, we acquired a development stage industrial biotechnology business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended fuel at one of our existing Northeastern terminal locations. In 2015, we expanded our sales of additional biofuel blends to Midwest terminal locations and look to potentially expand to other areas across North America.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. We began production at the Geismar facility in October 2014 after our completion of certain upgrades. The facility was idle again beginning in April 2015 while repairs were made related to the two separate plant fires that occurred in April and September 2015. The facility came back online in early March 2016.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During 2015 and the first three months of 2016, we acquired additional shares in Petrotec and at March 31, 2016, we owned approximately 88% of Petrotec's outstanding shares. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 50 mmgy.
In August 2015, we acquired substantially all of the assets of the renamed REG Grays Harbor, LLC entity, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington. This acquisition expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil sourced nearby in the Pacific Northwest.
In March 2016, we further expanded our total production capacity by acquiring Sanimax Energy LLC's, or Sanimax Energy, 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin. The renamed REG Madison, LLC produces biodiesel from lower cost, lower carbon intensity feedstocks including yellow grease, rendered animal fats, and inedible corn oil, in addition to refined vegetable oils using the same REG Seneca, LLC patented and proven high free fatty acid processing technology as the Company’s Seneca, Illinois plant.  The facility has both truck and rail capabilities.
For the three months ended March 31, 2016, we sold 98 million total gallons, including 11 million gallons of biomass-based diesel that we purchased from third parties and resold, 10 million international biomass-based diesel gallons from our majority owned investment in Petrotec and 12 million petroleum-based diesel gallons. During 2015, we sold a total of 375 million total gallons, including 40 million gallons of biomass-based diesel we purchased from third parties and resold, 40 million international biomass-based diesel gallons and 30 million petroleum-based diesel gallons.
We re-assess our reportable segments on an annual basis. Prior to 2015, our businesses were organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. As a result of the increased activities surrounding our renewable chemicals business, we began reporting in 2015 a new segment - Renewable Chemicals, which was previously included in the Biomass-based Diesel segment. Through March 31, 2016, we derived revenues only in the Biomass-based Diesel segment and Services segment, and derived no revenues in the Renewable Chemicals segment.
Biomass-based diesel Segment
Our Biomass-based diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biomass-based diesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biomass-based diesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biomass-based diesel production facility located in DeForest, Wisconsin, since its acquisition in March 2016.

•
purchases and resale of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2015 and for the three months ended March 31, 2016, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2015 and for the three months ended March 31, 2016 , revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than five percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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

During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as Albert Lea, New Boston, Mason City and Newton. During 2015, we began construction on a planned $31 million upgrade to our Danville facility and spent over $37 million related to repairs and upgrade projects at our Geismar facility, most of which was due to damages from fires in April and September 2015. The Geismar facility came back on line in early March 2016. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
Renewable Chemicals Segment
Our Renewable Chemicals segment includes:

•	research and development activities focusing on microbial fermentation to develop and produce renewable chemicals, additional advanced biofuels and other products

•	the operations of a demonstration scale fermentation facility located in Okeechobee, Florida since its acquisition in January 2014.
We did not recognize any revenue from our Renewable Chemical segment during the three months ended March 31, 2016 and 2015. In January 2016, ExxonMobil, a global leader in advanced biofuels research, announced an agreement with us to study the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. The agreement is between ExxonMobil Research and Engineering Company and REG Life Sciences, LLC ("REG Life Sciences"). We have developed a patented technology that uses microbes to convert sugars to biodiesel in an on-step fermentation process similar to ethanol manufacturing. We expect our research and development expense associated with these programs to increase in future periods.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel RINs meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. On November 30, 2015, the EPA issued the final 2014-2016 RVO targets whereby the biomass-based diesel volumes were set at 1.63 billion gallons, 1.73 billion gallons, 1.90 billion gallons for 2014, 2015 and 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons.  Our sales volumes and revenues have benefited from our increased production capacity, as well as demand from the implementation of RFS2.
Volumes of biomass-based diesel produced and imported into the United States, in general, increased each year from 2010 to 2014. Based upon the RVO targets established by the EPA, volumes for 2015 through 2017 are expected to grow. According to EMTS data, 1.75 billion gallons of biomass-based diesel was produced and imported into the U.S. in 2014. In 2015, according to EMTS data, 1.81 billion gallons of biomass-based diesel was produced and/or imported into the U.S. For the first three months of 2016, according to EMTS data, 0.42 billion gallons of biomass-based diesel was produced and/or imported into the U.S., compared to 0.31 billion for the same period in 2015.
The federal biodiesel mixture excise tax credit, or the BTC, has generally provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC was established on January 1, 2005 and existed until it was allowed to lapse on January 1, 2010. Thereafter, the BTC was periodically reinstated by Congress both prospectively and retroactively, and then again allowed to lapse. For instance, Congress reinstated the BTC in December 2010, covering 2010 retroactively and 2011 prospectively, and allowed it to lapse at the end of 2011. On January 2, 2013, over a full year following its previous expiration, Congress again reinstated the BTC covering 2012 retroactively and 2013 prospectively. The credit lapsed a third time on January 1, 2014 and was reinstated almost one year later on December 19, 2014, covering only 2014 retroactively. Most recently, the credit was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. As a result, we recognized the related BTC revenue for 2015 in the fourth quarter of that year. While in general the Company has not historically offered sales incentives to customers, the expected reinstatement of the federal biodiesel tax credit led to the Company and other market participants entering into agreements with both customers and vendors throughout the year to capture the credit when or if reinstated. The impacts of the agreements with customers are recorded net as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations. As a result of the reinstatement of the BTC, in combination with these agreements, we recognized a net benefit of $95.0 million in 2015. It is uncertain whether the BTC will be reinstated after 2016 and if reinstated, whether it would be reinstated retroactively. The lapsing or modification of the BTC or enactment of a different incentive program could adversely affect our future financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. During 2013, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, and range from a low of $0.35 per gallon, or 9%, in October to a high of $2.20, or 43% per gallon in January. During 2014, the value of RINs, as reported by OPIS, have contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.64 per gallon, or 19%, in January to a high of $1.15, or 34%, per gallon in December. During 2015, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biomass-based diesel, as reported by The Jacobsen, from a low of $0.58 per gallon, or 23%, in September to a high of $1.55, or 53%, per gallon in January. On November 30, 2015, the EPA issued the final 2014-2016 RFS rules whereby the biomass-based diesel volumes were set at 1.63 billion gallons, 1.73 billion gallons, 1.90 billion gallons for 2014 to 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons. For the first three months of 2016, the value of RINs, as reported by OPIS, as a percentage of the average B100 spot price of a gallon of biomass-based diesel remained fairly stable, from a low of $1.05 or 38% in January to a high of $1.20 or 42% in February.
The changes in the value of RINs during the first three months of 2016 resulted in a $0.2 million write-down to lower of cost or market on the RIN inventory acquired from third party transactions that occurred throughout the period. See “Note 5 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory has not had a material effect on margins from period to period.
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
Weather conditions
Soybean meal demand
South American crop production
Palm oil supply
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During 2015, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to March 31, 2016. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from December 2011 to March 31, 2016.

$5.5000
$4.5000
$3.5000
$2.5000
$1.5000
$0.5000
$(0.5000)
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
Mar-2014
Jun-2014
Sep-2014
Dec-2014
Mar-2015
Jun-2015
Sep-2015
Dec-2015
Mar-2016
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
In the first quarter of 2016, energy prices started to reverse the continuous declining trend throughout 2015, mainly driven by a moderate rebound in the crude oil and energy prices. Feedstock prices also trended higher in the first three months of 2016, led by the tightness in the palm oil market and strong biodiesel demand for fats and inedible corn oil. US cattle slaughter numbers continued at a historically low rate as a result of heifers being held back for breeding rather than sent to market. Hog slaughter was consistent with the 2015's number, but stayed at a historically high level.
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
Inedible corn oil, used cooking oil, inedible animal fat and soybean oil are the primary feedstocks we used to produce biodiesel in 2015 and the first three months of 2016. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as soybean oil or heating oil. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biomass-based diesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period but the purchase or sale of feedstocks or biomass-based diesel has not yet occurred resulting in the offsetting gain or loss that will be recognized in a later accounting period.
We recorded risk management losses of $4.3 million from our derivative financial instrument activity for the three months ended March 31, 2016, compared to losses of $0.6 million for the three months ended March 31, 2015. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss. Over the first three months of 2016, we had risk management losses of approximately $0.04 per gallon sold. Over the last three years prior to 2016, risk management gains have represented income of approximately $0.10 per gallon sold.
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
During 2014 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 increased from 192.2 million gallons in 2014 to approximately 334.2 million gallons in 2015, based on the information from the EIA. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.
Valuation of certain assets and liabilities related to acquisition of Sanimax Energy.
The significant estimates related to our acquisition of Sanimax Energy include the valuation of contingent consideration. We engaged an independent external valuation specialist to provide assistance in measuring the fair values of the liability related to the acquisition.
We may pay contingent consideration to the previous owners of our REG Madison, LLC facility over a seven year period after the acquisition if, and when, we achieve certain production volume. The fair value of the contingent consideration was estimated based on an income approach. Two production scenarios were considered in each period of the earnout period. The no-upgrade case of production was based on historical actual capacity while the base case factors in efficiency improvements following the acquisition. The base case was estimated to have a 75% probability, and the no-upgrade case was estimated to have 25% probability. The probability-weighted earnout payments were calculated based on the production levels in each period. These aggregate probability-weighted payments were then discounted to present value at the industry-adjusted cost of equity, calculated as the risk-free rate plus the equity risk premium multiplied by the selected beta. The industry-adjusted cost of equity was used as the earn-out payments were considered to be more risky than our cost of debt, but less risky than our cost of equity, given the application of probability-weighting to multiple scenarios. The fair value of the contingent consideration is estimated at the end of each reporting period with changes in fair value running through current period earnings.

Results of Operations
Three months ended March 31, 2016 and 2015
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Gallons sold	98.0	59.9
Average B100 price per gallon	$2.92	$3.17

Revenues	$305,594	$230,918
Cost of goods sold	280,486	247,113
Gross profit (loss)	25,108	(16,195)
Selling, general and administrative expenses	19,777	16,675
Research and development expense	3,926	3,860
Gain on involuntary conversion	(3,543)	—
Income (loss) from operations	4,948	(36,730)
Other income (expenses), net	(3,384)	(2,471)
Income tax benefit	122	897
Net income (loss)	1,686	(38,304)
Less: Net income (loss) attributable to noncontrolling interest	30	(197)
Net income (loss) attributable to the Company	1,656	(38,107)
Effect of participating share-based awards	(24)	—
Net income (loss) attributable to the Company's common stockholders	$1,632	$(38,107)

Revenues. Our total revenues increased $74.7 million, or 32%, to $305.6 million for the three months ended March 31, 2016 from $230.9 million for the three months ended March 31, 2015. This increase was primarily due to the increase in government incentives revenue as the 2016 BTC was in effect since the beginning of 2016 while the 2015 BTC was not reinstated until December 2015. In addition, the increase in the gallons sold during the quarter also contributed to the growth in total revenues, offset by slightly lower biomass-based diesel prices as compared to the first quarter of 2015.
Biomass-based diesel revenues including government incentives increased approximately $74.8 million, or 32%, to $305.6 million for the three months ended March 31, 2016 from $230.8 million for the three months ended March 31, 2015. The BTC was in effect since the beginning of 2016 and contributed approximately $48.6 million to the increase in biomass-based diesel revenue. Gallons sold increased by 38.1 million, or 64%, to 98.0 million gallons for the three months ended March 31, 2016, compared to 59.9 million gallons for the three months ended March 31, 2015. Our average B100 sales price per gallon decreased $0.25, or 8%, to $2.92 for the three months ended March 31, 2016 compared to $3.17 for the three months ended March 31, 2015. The decrease in average sales price contributed to a $15.0 million decrease in revenues for the three months ended March 31, 2016, when applied to the number of gallons sold during the same period of 2015. The increase in gallons sold for the three months ended March 31, 2016 accounted for a revenues increase of $111.3 million for the three months ended March 31, 2016, using pricing for the same period of 2015. Sales of separated RIN inventory were $25.8 million and $32.5 million for the three months ended March 31, 2016 and 2015, respectively.
Costs of goods sold. Our costs of goods sold increased approximately $33.4 million, or 14%, to $280.5 million for the three months ended March 31, 2016 from $247.1 million for the three months ended March 31, 2015. Costs of goods sold as a percentage of revenues were 92% for the three months ended March 31, 2016 and 107% for the three months ended March 31, 2015. The decrease in cost of goods sold as a percentage of revenues during the three months ended March 31, 2016 was primarily due to the increase in the revenues from having the BTC in place to start 2016, mitigated slightly from feedstock prices trending higher, led by an increase in palm oil prices and strong biodiesel demand.

Biomass-based diesel costs of goods sold increased in the three months ended March 31, 2016 due to a 64% increase in gallons sold that was partially offset by a decline in the average feedstock prices. Average lower cost feedstocks prices were approximately $0.24 per pound for the three months ended March 31, 2016 as compared to $0.29 per pound for the three months ended March 31, 2015. Soybean oil costs were $0.32 per pound for the three months ended March 31, 2016 and $0.33 per pound for the three months ended March 31, 2015. We recorded risk management losses of $4.3 million from our derivative financial instrument activity for the three months ended March 31, 2016, compared to risk management losses of $0.6 million for the three months ended March 31, 2015. Costs of goods sold for separated RIN inventory sales were $26.5 million for the three months ended March 31, 2016 and $37.5 million for the three months ended March 31, 2015.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $19.8 million, or 6% of total revenue, for the three months ended March 31, 2016 and $16.7 million, or 7% of total revenue, for the three months ended March 31, 2015. The increase of approximately $3.1 million, or 19%, for the three months ended March 31, 2016 was primarily due to $0.6 million in employee related expenses as headcount increased from prior year acquisitions supporting growth and $0.9 million in travel and other expenses largely associated with international expansion and to support our growth.
Research and development expense. Our research and development expenses were $3.9 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015. The majority of the research and development expenses were related to activities by REG Life Sciences to bring industrial biotechnology products to market and drive growth.
Gain on involuntary conversion. This represented the amount of insurance proceeds in excess of the property damage recorded by us related to the April fire at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fire.
Other income (expense), net. Other expense was $3.4 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $0.1 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income (loss)	$1,686	$(38,304)
Adjustments:
Income tax benefit	(122)	(897)
Interest expense	3,311	2,743
Gain on involuntary conversion	(3,543)	—
Other (income) expense, net	88	(565)
Change in fair value of contingent liability	(15)	293
Straight-line lease expense	(94)	(158)
Depreciation	7,674	5,613
Amortization	(140)	(219)
Other	—	197
Biodiesel tax credit (1)	—	15,745
Non-cash stock compensation	1,076	1,080
Adjusted EBITDA	$9,921	$(14,472)

(1)
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the federal biodiesel mixture excise tax credit. The retroactive credit for 2015 resulted in a net benefit to us that was recognized in the fourth quarter of 2015, however because this credit relates to the full year operating performance and results, we allocated a portion of the tax credit to the first three quarters of 2015 based upon gallons sold.

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
Liquidity and Capital Resources
Sources of liquidity. At March 31, 2016, the total of our cash and cash equivalents was $164.1 million compared to $47.1 million at December 31, 2015. At March 31, 2016, we had total assets of $1,224.4 million compared to $1,223.6 million at December 31, 2015. At March 31, 2016, we had term debt before debt issuance costs of $264.1 million, compared to term debt of $256.6 million at December 31, 2015. Over $101.3 million of our term debt is fully cash collateralized with a certificate of deposit with Bank of America. There were $2.9 million in outstanding borrowings on our revolving lines of credit at March 31, 2016, compared to $23.1 million at December 31, 2015. Availability under the Wells Fargo and Bankers Trust revolvers was

$60.2 million as of March 31, 2016. We were in compliance with all restrictive financial covenants associated with the borrowings as of March 31, 2016.
Our term debt (in thousands) is as follows:

	March 31, 2016	December 31, 2015
2.75% Convertible Senior Notes, $143,750 face amount, due in June 2019	$127,255	$126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	6,192	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	16,106	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,445	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,818	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	5,225
Other	2,039	908
Total debt before debt issuance costs	$264,080	$256,562
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2015. .
REG Danville, LLC
On October 31, 2015, REG Danville, LLC entered into an Second Amended and Restated Loan Agreement with Fifth Third Bank regarding the construction/term loan (the "Fifth Third Construction/Term Loan"). The renewed Fifth Third Construction/Term Loan increased the principal amount of the Construction/Term Loan to $12,000 and had a three year term with the maturity of the loan being extended to December 19, 2017. The loan requires monthly principal payments of $212 and interest to be charged using LIBOR plus 4% per annum. The loan agreement contains various loan covenants. As of March 31, 2016, there was $6,192 outstanding under the Fifth Third Construction/Term Loan.
Bankers Trust Line of Credit

On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30,000 . Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. As of March 31, 2016, there was $1,000 outstanding under the Line of Credit with Bankers Trust.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 30,
	2016	2015
Net cash flows provided by operating activities	$163,286	$164,022
Net cash flows provided by (used in) investing activities	(27,196)	10,336
Net cash flows used in financing activities	(19,670)	(23,011)
Net change in cash and cash equivalents	116,420	151,347
Cash and cash equivalents, end of period	$164,052	$213,545
In the first quarter of 2016, we received approximately $231.2 million related to the 2015 reinstatement of the BTC while the majority of the related payable amounts remained outstanding at quarter end, which led to a significant increase in operating cash flows, offset by an increase in inventories, similar to 2015. Our net cash flows provided by investing activity was impacted by the use of cash to acquire certain assets of Sanimax Energy, along with expenditures made for continued

biorefinery capital improvements. Financing activities were impacted by payments made under our share repurchase program as well as payments for our lines of credits.
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
During 2015, we were working on a $31 million upgrade to our Danville facility as well as fixing and upgrades to bring our Geismar facility back on-line. In 2014, we completed a $20 million upgrade at our Mason City facility and a $13 million upgrade to our Newton facility. We plan to undertake various upgrades at our existing facilities to further expand processing capabilities. Our budgeted capital expenditures for 2016 is approximately $55 to $60 million. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Commodity Price Risk
Over the period from January 2010 through March 31, 2016, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.55 per gallon during this period. Over the period January 2010 to March 31, 2016, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4332 per pound, or $3.25 per gallon. Over the period from January 2010 through March 31, 2016, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.3510 per pound during this period. Over the period from July 2010 through March 31, 2016, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.86 during this period.
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
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $5.4 million. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect on the fair value of these instruments of $1.2 million.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2016 was 1.24% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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
We acquired the assets of Sanimax Energy in March 2016 and was subsequently renamed REG Madison, LLC ("REG Madison"). The acquisition represented less than 5% of our total assets as of March 31, 2016 and less than 1% of our revenues for the three month period ended March 31, 2016. As the acquisition occurred recently during the first quarter of 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include REG Madison, which is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Federal
The biomass-based diesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biomass-based diesel industry relied principally on tax incentives to make the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit or BTC. The BTC provides a $1.00 refundable tax credit for each gallon of pure biomass-based fuel, or B100, blended with petroleum-based diesel fuel. The entity to first blend the fuels receives the credit. The BTC was established on January 1, 2005 and existed until it was allowed to lapse on January 1, 2010. Thereafter, the BTC was periodically reinstated by Congress both prospectively and retroactively, and then again allowed to lapse. For instance, Congress reinstated the BTC in December 2010, covering 2010 retroactively and 2011 prospectively, and allowed it to lapse at the end of 2011. On January 2, 2013, over a full year following its previous expiration, Congress again reinstated the BTC covering 2012 retroactively and 2013 prospectively. The credit lapsed a third time on January 1, 2014 and was reinstated almost one year later on December 19, 2014, covering only 2014 retroactively. Most recently, the credit was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. There is no assurance that the BTC will be extended or, if it is allowed to lapse, be reinstated. In response to the regular lapsing and reinstatement of the BTC, the biomass-based diesel industry and its customers have adopted arrangements for sharing revenue generated from selling gallons of biomass-based diesel that benefit from the BTC. Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. It is uncertain what action, if any, Congress may take with respect to allowing the BTC to lapse or reinstate or extend the BTC, or whether such action would apply retroactively or prospectively.
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
Energy prices, particularly the market price for crude oil, started to rebound in the first quarter of 2016. However, they significantly decreased throughout 2015. The price we sold our biomass-based diesel also significantly decreased from $3.62 per gallon in 2014 to $2.97 per gallon in 2015 to $2.69 in the first quarter of 2016. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. While RINs prices, as reported by Oil Price Information Service, or OPIS were fairly stable in the first quarter of 2016, there was a significant decline in RIN prices throughout 2015, with RIN prices starting the year at $0.92 per RIN, dipping below $0.40 per RIN in September 2015 and ending the year at $0.72 per RIN, as reported by OPIS. There was significant volatility in RIN prices during 2014, with a decline in the second and third quarters of 2014, and subsequent increase in the fourth quarter, finishing the year at its peak at $0.77 per RIN, as reported by OPIS. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in 2015 and prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013, $0.92 in 2014, $1.09 in 2015 and $1.29 in the first quarter of 2016, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.65 in 2012, $1.19 in 2013, $0.65 in 2014, $0.58 in 2015 and $0.57 in the first three months of 2016, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. From 2012-2015, approximately 85% of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15% was virgin vegetable oils.

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
As a result of the fires, our Geismar facility was shut down from April 2015 through early March 2016 while repairs and upgrades were completed. Our Geismar facility began start-up operations in early March 2016, although we do not expect that the plant will achieve full capacity operation for a couple months due to variable sales opportunities and the start-up process. While we expect a significant portion of the costs associated with the Geismar fires will be covered by insurance, our insurance company may dispute coverage and we may be subject to costs and penalties that are not covered by insurance. Accordingly, as a result of these two incidents at the Geismar facility, we may incur significant additional costs, including potential liability for damages or injuries, legal expenses and loss of profit, which could seriously harm our results of operations and financial condition.
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
In January 2014 we entered the market for renewable chemicals through our acquisition of a proprietary microbial fermentation technology and related assets. To date, we have incurred significant research and development costs and have not generated any revenues from this business which is still at a pre-commercial stage. In order to generate revenue from our renewable chemicals, we must be able to produce sufficient quantities of our products. Accordingly, we would need to partner with a third party fermentation facility, or purchase or construct a production facility, which would involve a significant capital expenditure by us.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of the majority interest in Petrotec, a German biodiesel producer, in December 2014 along with our acquisition of substantially all the assets of Imperium in August 2015 and the assets of Sanimax Energy in March 2016. We may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
In response to the Food Safety Modernization Act, we may change certain processes at some of our plants, which may add to our cost of production, and may restrict the markets where we have traditionally sold some of the co-products of our biodiesel production process.

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
At March 31, 2016, our total term debt before debt issuance costs was $264.1 million. This includes $127.3 million aggregate carrying value on our $143.7 million, 2.75% convertible senior notes due in June 2019 that we issued in June 2014, or the Convertible Notes, and $100.0 million of GOZone Bonds for which our subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At March 31, 2016 , there were $2.9 million borrowings made under our revolving lines of credit, all of which we guarantee. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2016 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. The program is in effect through October 31, 2016. At March 31, 2016, approximately $0.9 million remained available for future stock repurchases under this repurchase program. During the three months ended March 31, 2016, we repurchased 647,794 shares of our Common Stock under this program as follows.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
January and February 2016 (from January 1, 2016 to February 29, 2016)	None	N/A	None	$6,700,000
March 2016 (from March 1, 2016 to March 31, 2016)	647,794	$8.95	3,126,907	$870,000
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
On March 15, 2016, we issued 33,973 shares of Common Stock with respect to the intangible supply agreement in connection with the purchase of substantially all Tellurian Biodiesel, Inc. and American BDF, LLC assets.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 9, 2016	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2016	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 9, 2016	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)