Form 10-Q
period 2016-06-30
Renewable Energy Group, Inc.
filed 2016-08-08
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 29, 2016, the registrant had 38,679,201 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,078	$47,081
Accounts receivable, net	97,493	310,731
Inventories	129,849	85,890
Prepaid expenses and other assets	73,069	31,882
Total current assets	374,489	475,584
Property, plant and equipment, net	602,409	574,584
Goodwill	16,080	16,080
Intangible assets, net	30,301	30,941
Investments	12,181	8,797
Other assets	12,215	11,819
Restricted cash	105,815	105,815
TOTAL ASSETS	$1,153,490	$1,223,620
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$48,603	$23,149
Current maturities of long-term debt	7,959	5,206
Accounts payable	83,343	236,817
Accrued expenses and other liabilities	25,978	28,466
Deferred revenue	2,090	333
Total current liabilities	167,973	293,971
Unfavorable lease obligation	16,429	17,343
Deferred income taxes	18,779	19,186
Contingent consideration for acquisitions	34,366	26,949
Convertible debt conversion liability	26,713	—
Long-term debt (net of debt issuance costs of $6,748 and $4,105, respectively)	306,207	247,251
Other liabilities	4,724	4,910
Total liabilities	575,191	609,610
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 39,179,201 and 43,837,714 shares outstanding, respectively)	5	4
Common stock—additional paid-in-capital	477,169	474,367
Retained earnings	178,352	169,680
Accumulated other comprehensive loss	(3,598)	(4,009)
Treasury stock (8,617,567 and 3,178,372 shares outstanding, respectively)	(76,219)	(28,762)
Total equity attributable to the Company's shareholders	575,709	611,280
Non-controlling interest	2,590	2,730
Total equity	578,299	614,010
TOTAL LIABILITIES AND EQUITY	$1,153,490	$1,223,620
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES:
Biomass-based diesel sales	$460,115	$366,455	$707,279	$587,481
Biomass-based diesel government incentives	97,153	7,278	155,554	17,066
	557,268	373,733	862,833	604,547
Other revenue	1,033	29	1,062	133
	558,301	373,762	863,895	604,680
COSTS OF GOODS SOLD:
Biomass-based diesel	533,439	357,832	813,925	600,342
Biomass-based diesel—related parties	—	—	—	4,542
Other costs of goods sold	—	23	2	84
	533,439	357,855	813,927	604,968
GROSS PROFIT (LOSS)	24,862	15,907	49,968	(288)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,850	15,359	40,626	32,034
RESEARCH AND DEVELOPMENT EXPENSE	4,427	4,390	8,353	8,250
GAIN ON INVOLUNTARY CONVERSION	(997)	—	(4,540)	—
INCOME (LOSS) FROM OPERATIONS	582	(3,842)	5,529	(40,572)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(3,571)	2,121	(3,556)	1,828
Change in fair value of convertible debt conversion liability	13,432	—	13,432	—
Gain on debt extinguishment	2,152	—	2,152	—
Other income (loss), net	154	1,779	67	2,344
Interest expense	(3,738)	(2,928)	(7,049)	(5,671)
	8,429	972	5,046	(1,499)
INCOME (LOSS) BEFORE INCOME TAXES	9,011	(2,870)	10,575	(42,071)
INCOME TAX (EXPENSE) BENEFIT	(1,887)	707	(1,765)	1,604
NET INCOME (LOSS)	7,124	(2,163)	8,810	(40,467)
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	108	(162)	138	(359)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	7,016	(2,001)	8,672	(40,108)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(149)	—	(155)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$6,867	$(2,001)	$8,517	$(40,108)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.16	$(0.05)	$0.20	$(0.91)
DILUTED	$0.16	$(0.05)	$0.20	$(0.91)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	42,407,888	43,736,366	43,153,486	44,048,017
DILUTED	42,418,841	43,736,366	43,158,601	44,048,017
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$7,124	$(2,163)	$8,810	$(40,467)
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	—	(24)	—	(15)
Foreign currency translation adjustments	(1,352)	765	312	(3,876)
Other comprehensive income (loss)	(1,352)	741	312	(3,891)
Comprehensive income (loss)	5,772	(1,422)	9,122	(44,358)
Less—Comprehensive income (loss) attributable to noncontrolling interest	(184)	(570)	(99)	(570)
Comprehensive income (loss) attributable to the Company	$5,956	$(852)	$9,221	$(43,788)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2015	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	37,966	—	412	—	—	—	—	412
Conversion of restricted stock units to common stock (net of 64,978 shares of treasury stock purchased)	174,498	—	—	—	—	(599)	—	(599)
Treasury stock purchases	(1,193,657)	—	—	—	—	(11,519)	—	$(11,519)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(4,171)	(4,171)
Stock compensation expense	—	—	2,236	—	—	—	—	2,236
Other comprehensive loss	—	—	—	—	(3,321)	—	(570)	(3,891)
Net loss	—	—	—	(40,108)	—	—	(359)	(40,467)
BALANCE, June 30, 2015	43,441,688	$4	$455,757	$280,975	$(3,332)	$(16,530)	$3,789	$720,663
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Conversion of restricted stock units to common stock (net of 68,424 shares of treasury stock purchased)	178,285	—	—	—	—	(752)	—	(752)
Partial termination of capped call options	—	—	1,588	—	—	—	—	1,588
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,085)	—	—	—	—	(5,085)
Treasury stock purchases	(5,370,771)	—	—	—	—	(46,705)	—	(46,705)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	1,934	—	—	—	—	1,934
Other comprehensive income (loss)	—	—	—	—	411	—	(99)	312
Net income	—	—	—	8,672	—	—	138	8,810
BALANCE, June 30, 2016	39,179,201	$5	$477,169	$178,352	$(3,598)	$(76,219)	$2,590	$578,299
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,810	$(40,467)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	15,498	11,747
Amortization expense of assets and liabilities, net	354	213
Gain on involuntary conversion	(4,540)	—
Accretion of convertible note discount	2,462	2,327
Amortization of marketable securities	—	103
Change in fair value of contingent consideration	3,556	(1,828)
Change in fair value of convertible debt conversion liability	(13,432)	—
Gain on debt extinguishment	(2,152)	—
Provision for doubtful accounts	(34)	(986)
Stock compensation expense	1,934	2,236
Deferred tax expense (benefit)	1,709	(1,749)
Other operating activities	(504)	(11)
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	213,219	246,260
Inventories	(42,240)	1,473
Prepaid expenses and other assets	(41,158)	(987)
Accounts payable	(150,093)	(141,340)
Accrued expenses and other liabilities	(1,686)	(10,028)
Deferred revenue	1,757	(16,680)
Net cash flows provided by (used in) operating activities	(6,540)	50,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	(52,153)
Cash received from maturities of marketable securities	—	38,597
Cash receipts for involuntary conversion	4,540	—
Transfer into restricted cash	—	(2,000)
Transfer out of restricted cash	—	12,845
Cash paid for purchase of property, plant and equipment	(27,467)	(27,707)
Cash paid for acquisitions and additional interests, net of cash acquired	(12,720)	(4,171)
Cash paid for investments	(3,249)	—
Other investing activities	376	—
Net cash flows used in investing activities	(38,520)	(34,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	21,373	9,661
Borrowings on other lines of credit	4,081	—
Cash received from notes payable	163,408	411
Cash paid on notes payable	(64,530)	(2,673)
Cash paid for debt issuance costs	(5,329)	(365)
Cash paid for treasury stock	(45,869)	(12,118)
Cash paid for contingent consideration settlement	(1,390)	(1,995)
Net cash flows provided by (used in) financing activities	71,744	(7,079)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,684	8,615
CASH AND CASH EQUIVALENTS, Beginning of period	47,081	63,516
Effect of exchange rate changes on cash	313	(1,153)
CASH AND CASH EQUIVALENTS, End of period	$74,078	$70,978
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2016	June 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$244	$(44)
Cash paid for interest	$3,976	$3,372
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,135	$8,812
Debt issuance cost	$34	$14
Incentive stock liability for raw material supply agreement	$—	$159
Issuance of common stock for acquisitions	$4,050	$—
Contingent consideration for acquisitions	$4,500	$—
Accruals of insurance proceeds related to impairment of property, plant and equipment	$1,414	$11,027

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2016 and 2015
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
As of June 30, 2016, the Company operates a network of twelve biorefineries in North America, which includes eleven operating biomass-based diesel production facilities with aggregate nameplate production capacity of 452 million gallons per year, or mmgy, along with a fermentation facility. The Company's network includes the addition of a 20-million gallon nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin resulting from its acquisition of the biorefinery and related assets of Sanimax Energy, LLC ("Sanimax Energy") in March 2016. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company expanded its business to Europe by acquiring a majority interest in Petrotec AG ("Petrotec") in December 2014. Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") is in effect throughout 2016 and will expire on December 31, 2016. It is uncertain whether the BTC will be reinstated thereafter. The expiration, along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed a summary of the Company's significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the policies previously disclosed other than those noted below.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Through June 30, 2016, the Company received approximately $242,139 related to the 2015 biodiesel mixture excise tax credit, which results in $1,650 remaining as outstanding receivables at June 30, 2016.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets with a net book value of approximately $11,027 were impaired as a result of the fire. At June 30, 2016, the Company has received property insurance proceeds of $17,600, of which $15,567 was related to the property damage. The excess of the property insurance proceeds over the net book value of the impaired assets, $997 and

$4,540, was recorded as gain on involuntary conversion on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2016, respectively.
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
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At June 30, 2016 and December 31, 2015, the Company had goodwill in the Services reporting unit. The annual impairment test at July 31, 2015 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 21%. The interim goodwill impairment test as of October 31, 2015 determined that the fair value of the Services reporting unit exceeded its carrying value by 24%. There have been no impairment indicators in the first six months of 2016 that would indicate an additional assessment should be performed.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and a $13,432 fair value adjustment was recorded in the second quarter of 2016. The Company expects to continue marking the embedded conversion option to market until shareholders authorize additional common shares at its Annual Shareholder Meeting in May 2017. See "Note 7 - Debt" for a further description of the transaction.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of common stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. During the three months ended June 30, 2016, the Company used all of the remaining available funds of approximately $870 authorized under this program to repurchase 90,654 shares, resulting in total repurchases in the amount of $6,687 for the six months ended June 30, 2016 under this share repurchase program.
In March 2016, the Company's board of directors approved a repurchase program of up to $50,000 of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30,000 common stock repurchase program announced in February 2015, the Company may repurchase shares or convertible notes from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the three and six months ended June 30, 2016, the Company repurchased 4,442,823 shares of Common Stock for $38,429 under this program.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public entities, this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact this new guidance will have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, which amends certain aspects of the new revenue standard, ASU 2014-09. The amendments address issues such as collectability; presentation of sales tax and other similar taxes collected from customers; noncash consideration; contract modifications and completed contracts at transition; and transition technical correction. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements.
NOTE 3 — ACQUISITIONS
Sanimax Energy, LLC
On March 15, 2016, the Company acquired fixed assets and inventory from Sanimax Energy, including the 20 mmgy nameplate capacity biomass-based refinery in DeForest, Wisconsin. The Company has not completed its initial accounting of this business combination as the valuation of the real and personal property has not been finalized as of June 30, 2016.
The following table summarizes the consideration paid for the acquisition from Sanimax Energy:

March 15, 2016
Consideration at fair value for acquisition from Sanimax:
Cash	$12,541
Common stock	4,050
Contingent consideration	4,500
Total	$21,091
The fair value of the 500,000 shares of Common Stock issued was determined using the closing market price of the Company's common shares at the date of acquisition.
REG Madison may pay contingent consideration of up to $5,000 (Earnout Payments) over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of June 30, 2016, the Company has recorded a contingent liability of $4,427, approximately $1,276 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the estimated fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the acquisition from Sanimax Energy was completed as of January 1, 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues	$558,301	$378,571	$872,321	$614,298
Net income (loss)	6,933	(3,534)	8,599	(43,174)
Basic net income (loss) per share	$0.16	$(0.08)	$0.20	$(0.97)
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$54,803	$28,989
Work in process	3,723	3,014
Finished goods	71,323	53,887
Total	$129,849	$85,890
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2016	December 31, 2015
Commodity derivatives and related collateral, net	$17,273	$10,097
Prepaid expenses	13,323	8,504
Deposits	2,921	3,824
RIN inventory	34,323	5,656
Taxes receivable	2,338	1,814
Other	2,891	1,987
Total	$73,069	$31,882
RIN inventory values were adjusted in the amounts of $2,671 and $3,027 at June 30, 2016 and December 31, 2015, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	June 30, 2016	December 31, 2015
Spare parts inventory	$2,922	$2,922
Deposits	2,280	2,370
Other	7,013	6,527
Total	$12,215	$11,819
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,762)	$4,468	9.5 years
Renewable hydrocarbon diesel technology	8,300	(1,153)	7,147	13.0 years
Ground lease	200	(119)	81	5.3 years
Acquired customer relationships	2,900	(251)	2,649	9.1 years
Total amortizing intangibles	17,630	(3,285)	14,345
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(3,285)	$30,301

	December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,551)	$4,679	10.0 years
Renewable hydrocarbon diesel technology	8,300	(876)	7,424	13.5 years
Ground lease	200	(112)	88	5.9 years
Acquired customer relationships	2,900	(106)	2,794	9.6 years
Total amortizing intangibles	17,630	(2,645)	14,985
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,645)	$30,941
The Company recorded intangible amortization expense of $323 and $640 for the three and six months ended June 30, 2016, respectively, and $252 and $489 for the three and six months ended June 30, 2015, respectively.
The estimated intangible asset amortization expense for the remainder of fiscal year 2016 through fiscal year 2022 and thereafter is as follows:

July 1, 2016 through December 31, 2016	$648
2017	1,302
2018	1,309
2019	1,315
2020	1,322
2021	1,328
2022 and thereafter	7,121
Total	$14,345
NOTE 7 — DEBT
The Company’s debt is as follows:

	June 30, 2016	December 31, 2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$112,068	$—
2.75% Convertible Senior Notes, $79,838 face amount, due in June 2019	71,351	126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	9,413	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	14,921	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,213	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,735	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	5,225
Other	988	908
Total term debt before debt issuance costs	320,914	256,562
Less: Current portion of long-term debt	7,959	5,206
Less: Debt issuance costs (net of accumulated amortization of $2,805 and $2,296, respectively	6,748	4,105
Total long-term debt	$306,207	$247,251

On October 31, 2015, REG Danville, LLC entered into a Second Amended and Restated Loan Agreement with Fifth Third Bank regarding the construction/term loan (the "Fifth Third Construction/Term Loan"). The renewed Fifth Third Construction/

Term Loan increased the principal amount of the Construction/Term Loan to $12,000 and had a three year term with the maturity of the loan being extended to December 19, 2017. The loan requires monthly principal payments of $212 and interest to be charged using LIBOR plus 4% per annum. The loan agreement contains various loan covenants. As of June 30, 2016, there was $9,413 outstanding under the Fifth Third Construction/Term Loan.

On June 2, 2016, the Company issued $152,000 aggregate principal amount of the 2036 Convertible Notes in a private offering to qualified institutional buyers. The 2036 Convertible Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016. The notes will mature on June 15, 2036, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to December 15, 2035, the 2036 Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods as stipulated in the indenture. On or after December 15, 2035 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2036 Convertible Notes may convert their notes at any time. Unless and until the Company obtains stockholder approval under applicable NASDAQ Stock Market rules, the 2036 Convertible Notes will be convertible, subject to certain conditions, into cash. If the Company obtains such stockholder approval, the 2036 Convertible Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The Company may not redeem the 2036 Convertible Notes prior to June 15, 2021. Holders of the 2036 Convertible Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest on each of June 15, 2021, June 15, 2026 and June 15, 2031. Holders of the 2036 Convertible Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest upon the occurrence of certain fundamental changes. The initial conversion rate is 92.8074 common shares per $1,000 (one thousand) principal amount of 2036 Convertible Notes (equivalent to an initial conversion price of approximately $10.78 per common share).

The net proceeds from the offering of the 2036 Convertible Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036.

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability" on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at June 30, 2016 was $26,713. The Company recognized a gain of $13,432, which is reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Condensed Consolidated Statements of Operations. As a result, the debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

Approximately $35,101 of the net proceeds from the offering of the 2036 Convertible Notes were used to repurchase 4,060,323 shares of the Company's Common Stock in privately negotiated transactions. In addition, approximately $61,954 of the net proceeds from the offering were used to repurchase $63,912 principal amount of the Company's 2.75% convertible senior notes due 2019 (the "2019 Convertible Notes") in privately negotiated transactions, resulting in a gain on debt extinguishment of $2,152, which is reflected on the Condensed Consolidated Statements of Operations.
Lines of Credit

	June 30, 2016	December 31, 2015
Amount outstanding under lines of credit	$48,603	$23,149
Maximum available to be borrowed under lines of credit	$9,661	$23,067

On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30,000. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. The Agreement contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative, now known as Landus Cooperative ("Landus"), is no longer a related party because it does not hold ten percent or more of the Company’s outstanding Common Stock, and no longer has the right to a seat on the Company's board for the three and six months ended June 30, 2016. Transactions with Landus, prior to the Company's determination that Landus was no longer a related party, amounted to $4,542 for the three and six months ended June 30, 2015, primarily related to raw material purchases at market prices. This amount was included in the "Costs of goods sold - Biomass-based diesel" on the Condensed Consolidated Statements of Operations.
NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2016, the net notional volumes of New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 127 million gallons and 194 million pounds, respectively.
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

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$2,324	$9,388	$4,644	$185
Cash collateral	24,337	—	5,638	—
Total gross amount recognized	26,661	9,388	10,282	185
Gross amounts offset	(9,388)	(9,388)	(185)	(185)
Net amount reported in the condensed consolidated balance sheets	$17,273	$—	$10,097	$—
The following table sets forth the commodity contract derivatives losses included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(30,527)	$(3,570)	$(34,796)	$(3,990)
NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,064)	$(3,438)	$(3,626)	$—
Convertible debt conversion liability	(26,713)	—	(26,713)	—
Contingent considerations for acquisitions	(48,378)	—	—	(48,378)
	$(82,155)	$(3,438)	$(30,339)	$(48,378)

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$4,459	$2,196	$2,263	$—
Contingent considerations for acquisitions	(41,712)	—	—	(41,712)
	$(37,253)	$2,196	$2,263	$(41,712)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2016	2015
Balance at beginning of period, January 1	$41,712	$39,319
Fair value of contingent consideration at measurement date	4,500	—
Change in estimates included in earnings	(15)	293
Settlements	(581)	(1,052)
Balance at end of period, March 31	45,616	38,560
Change in estimates included in earnings	3,571	(2,121)
Settlements	(809)	(943)
Balance at end of period, June 30	$48,378	$35,496
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2016		As of December 31, 2015
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(362,769)	$(361,993)	$(279,711)	$(275,123)
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
Convertible debt conversion liability: The fair value of the convertible debt conversion liability is estimated using the Black-Scholes model incorporating the terms and conditions of the 2036 Convertible Notes and considering changes in the prices of the company's common stock, company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in the Company's credit worthiness as well as change in general market conditions. As the majority of the assumptions used in the calculations are based on market sources, the fair value of the convertible conversion liability is reflected in Level 2.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
NOTE 11 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is presented in conformity with the two-class method required for participating securities. Participating securities include restricted stock units ("RSUs").
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Options to purchase common stock	87,026	87,026	87,026	87,026
Stock appreciation rights	2,251,132	2,433,636	2,422,353	2,119,168
2019 Convertible notes	9,302,579	10,838,218	10,070,399	10,838,218
2036 Convertible notes	4,495,550	—	2,247,775	—
Total	16,136,287	13,358,880	14,827,553	13,044,412

The following table presents the calculation of diluted net loss per share:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income (loss) attributable to the Company’s common stockholders - Basic	$6,867	$(2,001)	$8,517	$(40,108)
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$6,867	$(2,001)	$8,517	$(40,108)
Shares:
Weighted-average shares used to compute basic net income (loss) per share	42,407,888	43,736,366	43,153,486	44,048,017
Adjustment to reflect stock appreciation right conversions	10,953	—	5,115	—
Weighted-average shares used to compute diluted net income (loss) per share	42,418,841	43,736,366	43,158,601	44,048,017
Net income (loss) per share attributable to common stockholders:
Diluted	$0.16	$(0.05)	$0.20	$(0.91)
NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, due to the increasing activities surrounding its renewable chemicals business, the Company changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based Diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. As such, the Company's reportable segments at June 30, 2016 and December 31, 2015 include Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of third party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Revenues from services provided to other segments are recorded by the Services segment at cost.
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

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net revenues:
Biomass-based Diesel (includes Petrotec's net sales of $45,748 and $82,667 and $38,081 and $68,074 for the three and six months ended June 30, 2016 and 2015, respectively)	$539,631	$363,101	$832,393	$587,289
Services	21,396	27,923	42,133	43,394
Renewable Chemicals	1,000	—	1,000	—
Corporate and Other	23,643	15,220	40,631	22,562
Intersegment revenues	(27,369)	(32,482)	(52,262)	(48,565)
	$558,301	$373,762	$863,895	$604,680
Income (loss) before income taxes:
Biomass-based Diesel (includes Petrotec's income (loss) of $1,183 and $1,616 and ($906) and ($2,008) for the three and six months ended June 30, 2016 and 2015, respectively)	$(3,591)	$3,576	$9,269	$(28,100)
Services	1,261	202	1,834	252
Renewable Chemicals	(3,924)	(4,316)	(8,605)	(8,207)
Corporate and other	15,265	(2,332)	8,077	(6,016)
	$9,011	$(2,870)	$10,575	$(42,071)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes Petrotec's amounts of $594 and $1,445 and $915 and $1,602 for the three and six months ended June 30, 2016 and 2015, respectively)	$7,140	$5,454	$14,068	$10,425
Services	117	76	213	137
Renewable Chemicals	368	319	782	662
Corporate and other	392	385	789	736
	$8,017	$6,234	$15,852	$11,960
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes Petrotec's amounts of $374 and $374 and $659 and $977 for the three and six months ended June 30, 2016 and 2015, respectively)	$11,895	$14,889	$25,499	$25,092
Services	—	403	1,166	1,125
Renewable Chemicals	619	163	619	304
Corporate and other	183	75	183	1,186
	$12,697	$15,530	$27,467	$27,707

	June 30, 2016	December 31, 2015
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including Petrotec's assets of $52,273 and $45,471, respectively)	$888,175	$1,048,923
Services	49,913	60,308
Renewable Chemicals	24,657	23,872
Corporate and other	379,867	308,782
Intersegment eliminations	(189,122)	(218,265)
	$1,153,490	$1,223,620

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net revenues:
United States	$512,553	$335,681	$781,228	$536,606
Foreign	45,748	38,081	82,667	68,074
	$558,301	$373,762	$863,895	$604,680

	June 30, 2016	December 31, 2015
Long-lived assets:
United States	$582,983	$553,987
Foreign	19,426	20,597
	$602,409	$574,584
NOTE 13 — COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 14 — SUBSEQUENT EVENTS

The Company's subsidiary, REG Geismar, LLC, or REG Geismar, is the obligor with respect to $100,000 aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, due in October 2033, through a loan agreement with the Louisiana Public Facilities Authority. REG Geismar’s payment obligations on the GOZone Bonds are supported by a letter of credit issued by a financial institution. REG Geismar is party to an agreement to reimburse the financial institution for any draws on the letter of credit and that obligation is secured by a $101,315 certificate of deposit by us and pledged in favor of the financial institution. On July 29, 2016, REG Geismar caused the Louisiana Public Facilities Authority to call for redemption all of the outstanding GOZone Bonds as of September 6, 2016. The redemption will be funded by application of the funds generated by release of the certificate of deposit.

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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
Our Company focuses on providing cleaner, lower carbon intensity fuel products and related services while also providing conventional fuel products and related services. We principally generate revenue as a leading North American advanced biofuels producer. We are the largest producer of biomass-based diesel in the United States. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals. We own and operate 12 North American biorefineries, which include 11 biomass-based diesel, or biodiesel and renewable hydrocarbon diesel, production facilities with aggregate nameplate production capacity of 452 million gallons per year, or mmgy, and one demonstration scale fermentation facility.
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
In 2014, we acquired a development-stage industrial biotechnology business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
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
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery in Geismar, Louisiana in June 2014. We began production at the Geismar facility in October 2014 after completion of upgrades. The facility was idle from April 2015 to March 2016 while repairs were made related to two separate fires that occurred at the facility in April and September 2015.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During 2015 and the first six months of 2016, we acquired additional shares in Petrotec and at June 30, 2016, we owned approximately 91% of Petrotec's outstanding shares. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biodiesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 50 mmgy.
In August 2015, we acquired our Grays Harbor facility, a 100 mmgy nameplate biodiesel plant and terminal at the Port of Grays Harbor, Washington. This acquisition expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil sourced nearby in the Pacific Northwest.
In March 2016, we acquired our 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin, REG Madison, LLC, produces biodiesel from yellow grease, rendered animal fats, and inedible corn oil, in addition to refined vegetable oils using our patented technology currently in use at our Seneca, Illinois plant.  The facility has both truck and rail capabilities.
During the respective three and six months ended June 30, 2016, we sold 150 and 248 million total gallons, including 16 and 28 million gallons of biomass-based diesel that we purchased from third parties and resold, 12 and 22 million international biomass-based diesel gallons from our majority owned investment in Petrotec and 10 and 22 million petroleum-based diesel gallons. During 2015, we sold a total of 375 million total gallons, including 40 million gallons of biomass-based diesel we purchased from third parties and resold, 40 million international biomass-based diesel gallons and 30 million petroleum-based diesel gallons.
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
Biomass-based Diesel Segment
Our Biomass-based Diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable hydrocarbon diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin, since its acquisition in March 2016.

•
purchases and resales of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third-party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2015 and for the six months ended June 30, 2016, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the six months ended June 30, 2016, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than five percent of our total revenues.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. During 2015, we began construction on a planned $31 million upgrade to our Danville facility and spent over $37 million related to repairs and upgrade projects at our Geismar facility, most of which was due to damages from fires in April and September 2015. The Geismar facility came back on line in early March 2016. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not provided services to outside parties for new facility construction services since 2009.
Renewable Chemicals Segment
Our Renewable Chemicals segment includes:

•	research and development activities focusing on microbial fermentation to develop and produce renewable chemicals, additional advanced biofuels and other products;

•	collaborative research and development and other service activities to continue to build out the technology platform; and

•	the operations of a demonstration scale fermentation facility located in Okeechobee, Florida since its acquisition in January 2014.
In January 2016, ExxonMobil Research and Engineering Company, a global leader in advanced biofuels research, announced an agreement with our subsidiary, REG Life Sciences, LLC to study the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. This collaboration is focused on our patented technology that uses microbes to convert sugars to biodiesel via fermentation.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel RINs meet three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. On November 30, 2015, the EPA issued the final 2014-2016 RVO targets for biomass-based diesel volumes at 1.63 billion gallons, 1.73 billion gallons, and 1.90 billion gallons for 2014, 2015 and 2016, respectively. In addition, for 2017, the EPA set the biomass-based diesel target at 2 billion gallons.  Our sales volumes and revenues have benefited from our increased production capacity, as well as demand from the implementation of RFS2.
Volumes of biomass-based diesel domestically produced or imported into the United States, in general, increased each year from 2010 to 2014. Based upon the RVO targets established by the EPA, volumes for 2015 through 2017 are expected to continue to grow. According to EMTS data, 1.75 billion gallons of biomass-based diesel was produced or imported into the U.S. in 2014. In 2015, according to EMTS data, 1.81 billion gallons of biomass-based diesel was produced or imported into the U.S. During the first half of 2016, according to EMTS data, 1.1 billion gallons of biomass-based diesel was produced or imported into the U.S., compared to 0.80 billion gallons for the same period in 2015.
The federal biodiesel mixture excise tax credit, or the BTC, provides a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC was established on January 1, 2005 and existed until it was allowed to lapse on January 1, 2010. Thereafter, the BTC was periodically reinstated by Congress both prospectively and retroactively, and then again allowed to lapse. For instance, Congress reinstated the BTC in December 2010, covering 2010 retroactively and 2011 prospectively, and allowed it to lapse at the end of 2011. On January 2, 2013, over a full year following its previous expiration, Congress again reinstated the BTC covering 2012 retroactively and 2013 prospectively. The credit lapsed a third time on January 1, 2014 and was reinstated almost one year later on December 19, 2014, covering only 2014 retroactively. Most recently, the credit was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. As a result, we recognized the related BTC revenue for 2015 in the fourth quarter of that year. While in general the Company has not historically offered sales incentives to customers, the expected reinstatement of the federal biodiesel tax credit led to the Company and other market participants entering into agreements with both customers and vendors throughout the year to capture the credit if reinstated. The impacts of the agreements with customers were recorded net as adjustments to Biomass-based diesel sales, whereas agreements with vendors were recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations. As a result of the reinstatement of the BTC, in combination with these agreements, we recognized a net benefit of $95.0 million in 2015. It is uncertain whether the BTC will be extended beyond the end of2016. The lapsing or modification of the BTC or enactment of a different incentive program could adversely affect our future financial results.
Biomass-based diesel and feedstock price fluctuations
Our operating results generally reflect the relationship between the price of biomass-based diesel, including credits and incentives, and the price of feedstocks used to produce biomass-based diesel.
Biomass-based diesel is a low carbon intensity, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biomass-based diesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biomass-based diesel prices have generally been impacted by the same factors that affect petroleum prices, such as crude oil supply and demand balance, worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters.
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. During 2013, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, and ranging from a low of $0.35 per gallon, or 9% of the biodiesel price, in October to a high of $2.20 per gallon, or 43% of the biodiesel price in January. During 2014, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, ranging from a low of $0.64 per gallon, or 19% of the biodiesel price, in January to a high of $1.15 per gallon, or 34% of the biodiesel price, in December. During 2015, the value of RINs, as reported by OPIS, contributed to the average B100 spot price of a gallon of biodiesel, as reported by The

Jacobsen, ranging from a low of $0.58 per gallon, or 23% of the biodiesel, in September to a high of $1.55 per gallon, or 53% of the biodiesel price, in January. For the first six months of 2016, the value of RINs, as reported by OPIS, as a percentage of the average B100 spot price of a gallon of biodiesel remained fairly stable, from a low of $1.05 per gallon or 38% of the biodiesel price in January to a high of $1.45 per gallon or 45% of the biodiesel price in June.
The changes in the value of RINs acquired from third parties and held in inventory at June 30, 2016 resulted in a $4.4 million write-down to lower of cost or net realizable value for the first half of 2016. See “Note 5 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory has not had a material effect on margins from period to period.
During 2015, feedstock expense accounted for 78% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 4% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. The following table outlines some of the factors influencing supply and price for each feedstock:

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
Weather conditions
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
Palm oil supply
Soybean Oil	Export demand
Weather conditions
Soybean meal demand
South American crop production
Palm oil supply
Farmer planting decisions
Government policies and subsidies
Crop disease
Biomass-based diesel demand
During 2015, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to June 30, 2016. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Historically, our results of operations generally benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from December 2011 to June 30, 2016.

5.5000
4.5000
3.5000
2.5000
1.5000
0.5000
0.5000)
(1)
(2)
(3)
(4)
(5)
Dec-2011
Mar-2012
Jun-2012
Sep-2012
Dec-2012
Mar-2013
Jun-2013
Sep-2013
Dec-2013
Mar-2014
Jun-2014
Sep-2014
Dec-2014
Mar-2015
Jun-2015
Sep-2015
Dec-2015
Mar-2016
Jun-2016
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
In the first half of 2016, NYMEX NY Harbor ULSD prices increased from $1.13 per gallon in January to $1.58 per gallon in June. Feedstock prices trended higher in the first six months of 2016, led by the tightness in the palm oil market and strong biodiesel demand for fats and inedible corn oil, although prices for soybean oil and choice white grease dipped at the end of the period. US cattle slaughter numbers continued at a historically low rate as a result of heifers being held back for breeding rather than sent to market. Hog slaughter was consistent with the 2015's number, staying at a historically high level.
Risk Management
The profitability of producing biomass-based diesel largely depends on the spread between prices for feedstocks and biomass-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that mitigate the impact on our margins from price volatility in feedstocks and biomass-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and reviews.
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2015 and the first six months of 2016. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established market for biomass-based diesel futures in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and New York Mercantile Exchange NY Harbor ULSD. However, price movements on these products are not highly correlated to price movements of biomass-based diesel.
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
We recorded risk management losses of $30.5 million and $34.8 million from our derivative financial instrument activity for the three and six months ended June 30, 2016, respectively, compared to losses of $3.6 million and $4.0 million for the three and six months ended June 30, 2015. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. Similar to prior years, during 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons and RIN prices declined during the third and fourth quarters as production rates exceeded the RVO. For 2014, biomass-based diesel RIN generation was 1.75 billion gallons while the RVO was finalized at 1.63 billion for 2014. In 2015, biomass-based diesel RIN generation was 1.81 billion gallons versus a finalized RVO set at 1.73 billion.

Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced and/or imported in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced and/or imported, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production and/or imports in 2011, 2012 and 2013 was in excess of continued expanding RFS2 volume requirements. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. Biomass-based diesel production and/or imports, as reported by EMTS was 1.81 billion gallons for 2015, 600 million gallons higher than 2014. In the first six months of 2016, according to EMTS data, 1.07 billion gallons of biomass-based diesel was produced and/or imported into the U.S., compared to the equivalent 0.80 billion gallons in the first half of 2015.
During 2014 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 increased from 192.2 million gallons in 2014 to approximately 334.2 million gallons in 2015, based on the information from the EIA. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for D4 biomass-based diesel RINs generation.
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
Valuation of certain assets and liabilities related to acquisition of the De Forest, Wisconsin facility.
The significant estimates related to our acquisition of the De Forest, Wisconsin facility from Sanimax Energy include the valuation of contingent consideration. We engaged an independent external valuation specialist to provide assistance in measuring the fair values of the liability related to the acquisition.
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
Accounting for 2036 Convertible Notes
In June 2016, we issued $152.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2036 (the “2036 Convertible Notes”).
The convertible debt conversion liability is accounted for as a derivative that is adjusted for based on its fair value at reporting dates. The fair value of the convertible debt conversion liability is estimated using the Black-Scholes model incorporating the terms and conditions of the 2036 Convertible Notes and considering, for example, changes in the prices of our common stock, our stock price volatility, risk-free rates and changes in market rates.
The valuations are, among other things, subject to changes in our credit worthiness as well as changes in general market conditions. As such, the change in any given period may be material.
Results of Operations
Three and six months ended June 30, 2016 and 2015
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gallons sold	150.1	96.1	248.0	155.9
Average B100 price per gallon	$3.27	$3.19	$3.13	$3.18

Revenues	$558,301	$373,762	$863,895	$604,680
Cost of goods sold	533,439	357,855	813,927	604,968
Gross profit (loss)	24,862	15,907	49,968	(288)
Selling, general and administrative expenses	20,850	15,359	40,626	32,034
Research and development expense	4,427	4,390	8,353	8,250
Gain on involuntary conversion	(997)	—	(4,540)	—
Income (loss) from operations	582	(3,842)	5,529	(40,572)
Other income (expenses), net	8,429	972	5,046	(1,499)
Income tax (expense) benefit	(1,887)	707	(1,765)	1,604
Net income (loss)	7,124	(2,163)	8,810	(40,467)
Less: Net income (loss) attributable to noncontrolling interest	108	(162)	138	(359)
Net income (loss) attributable to the Company	7,016	(2,001)	8,672	(40,108)
Effect of participating share-based awards	(149)	—	(155)	—
Net income (loss) attributable to the Company's common stockholders	$6,867	$(2,001)	$8,517	$(40,108)

Revenues. Our revenues increased $184.5 million and $259.2 million, or 49% and 43%, to $558.3 million and $863.9 million, respectively, for the three and six months ended June 30, 2016 from $373.8 million and $604.7 million for the three and six months ended June 30, 2015, respectively. This increase was primarily due to the increase in government incentives revenue as the 2016 BTC was in effect since the beginning of 2016 while the 2015 BTC was not reinstated until December 2015. In addition, the increase in the gallons sold and improving average selling price during the second quarter also contributed to the growth in total revenues.
Biomass-based diesel revenues including government incentives increased approximately $183.5 million and $258.3 million, or 49% and 43% to $557.3 million and $862.8 million for the three and six months ended June 30, 2016, respectively, from $373.7 million and $604.5 million for the three and six months ended June 30, 2015, respectively. The BTC was in effect since the beginning of 2016 and contributed approximately $89.9 million and $138.5 million to the increase in biomass-based diesel revenue for the three and six months ended June 30, 2016, respectively. Gallons sold increased by 54.0 million and 92.1 million, or 56% and 59%, to 150.1 million and 248.0 million gallons for the three and six months ended June 30, 2016, respectively, compared to 96.1 million and 155.9 million gallons for the three and six months ended June 30, 2015, respectively. Our average B100 sales price per gallon increased $0.08, or 3%, to $3.27, but decreased $0.05, or 2% to $3.13 for the three and six months ended June 30, 2016, respectively, compared to $3.19 and $3.18 for the three and six months ended June 30, 2015, respectively. The fluctuations in average sales price contributed to a $7.7 million increase in revenues for the three months ended June 30, 2016 and a $7.8 million decrease in revenues for the six months ended June 30, 2016, respectively, when applied to the number of gallons sold during the same periods of 2015. The increase in gallons sold for the three and six months ended June 30, 2016 accounted for a revenues increase of approximately $176.6 million and $288.3 million for the three and six months ended June 30, 2016, respectively, using pricing for the same periods of 2016. Sales of separated RIN inventory were $60.8 million and $86.6 million for the three and six months ended June 30, 2016, respectively, as compared to $48.0 million and $80.6 million for the three and six months ended June 30, 2015, respectively.
Costs of goods sold. Our costs of goods sold increased approximately $175.6 million and $209.0 million, or 49% and 35%, to $533.4 million and $813.9 million for the three and six months ended June 30, 2016, respectively, from $357.9 million and $605.0 million for the three and six months ended June 30, 2015, respectively. Costs of goods sold as a percentage of revenues were 96% and 94% for the three and six months ended June 30, 2016, respectively and 96% and 100% for the three and six months ended June 30, 2015, respectively. The decrease in cost of goods sold as a percentage of revenues during the three and six months ended June 30, 2016 was primarily due to the increase in the revenues from having the BTC in place to start 2016, mitigated slightly from an increase in feedstock prices, which were influenced from an increase in palm oil prices and strong biodiesel demand.
Biomass-based diesel costs of goods sold increased in the three and six months ended June 30, 2016 due to a 56% and 59% increase, respectively, in gallons sold. Average lower cost feedstocks prices were approximately $0.30 and $0.27 per pound for the three and six months ended June 30, 2016, respectively, as compared to $0.28 per pound for both three and six months ended June 30, 2015. Soybean oil costs were $0.33 per pound for both three and six months ended June 30, 2016, and $0.33 per pound for both three and six months ended June 30, 2015. We recorded risk management losses of $30.5 million and $34.8 million from our derivative financial instrument activity for the three and six months ended June 30, 2016, respectively, compared to risk management losses of $3.6 million and $4.0 million for the three and six months ended June 30, 2015, respectively. This fluctuation in risk management gains and losses is mainly attributable to the increase in New York Mercantile Exchange NY Harbor ULSD index during the three months ended June 30, 2016 resulting in changes in market value of various hedging instruments used to protect cash margins in the current and future periods. The majority of the risk management losses for the three months ended June 30, 2016 are associated with improved margins that will be recognized in the third and fourth quarters. Costs of goods sold for separated RIN inventory sales including lower of cost or net realizable value writedown were $61.2 million and $87.7 million for the three and six months ended June 30, 2016, respectively and $49.5 million and $87.0 million for the three and six months ended June 30, 2015, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $20.9 million and $40.6 million, or 4% and 5% of total revenue, for the three and six months ended June 30, 2016, respectively and $15.4 million and $32.0 million, or 4% and 5% of total revenue, for the three and six months ended June 30, 2015, respectively. The increase of approximately $5.5 million and $8.6 million, or 36% and 27%, for the three and six months ended June 30, 2016, respectively was primarily due to $2.1 and $3.2 million increases in employee related expenses as headcount increased from prior year acquisitions supporting growth and $2.0 million and $2.5 million increases in legal and professional expenses, largely associated with international expansion and to support our growth.
Research and development expense. Our research and development expenses were $4.4 million and $8.4 million for the three and six months ended June 30, 2016, respectively compared to $4.4 million and $8.3 million for the three and six months ended June 30, 2015, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Gain on involuntary conversion. This represented the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April fire at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fire.
Other income (expense), net. Other income was $8.4 million and $5.0 million for the three and six months ended June 30, 2016, respectively, compared to other income of $1.0 million and other expense of $1.5 million for the same periods in 2015, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items. Other income (expense), net for the three and six months ended June 30, 2016 also included a gain on debt extinguishment of $2.2 million related to the repurchase of $63.9 million principal amount of the 2019 Convertible Notes and a change in fair value of convertible debt conversion liability of $13.4 million, related to the newly issued 2036 Convertible Notes.
Income tax benefit (expense). We recognized an income tax expense of $1.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively, as compared to tax benefit of $0.7 million and $1.6 million for the same periods in 2015, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income (loss)	$7,124	$(2,163)	$8,810	$(40,467)
Adjustments:
Income tax expense (benefit)	1,887	(707)	1,765	(1,604)
Interest expense	3,738	2,928	7,049	5,671
Gain on involuntary conversion	(997)	—	(4,540)	—
Other (income) expense, net	(15,738)	(1,779)	(15,650)	(2,344)
Change in fair value of contingent liability	3,571	(2,121)	3,556	(1,828)
Straight-line lease expense	(80)	(145)	(174)	(303)
Depreciation	7,824	6,134	15,498	11,747
Amortization	(134)	(206)	(274)	(425)
Other	—	162	—	359
Biodiesel tax credit (1)	—	22,883	—	38,628
Non-cash stock compensation	858	1,156	1,934	2,236
Adjusted EBITDA	$8,053	$26,142	$17,974	$11,670

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
Liquidity and Capital Resources

Sources of liquidity. At June 30, 2016, the total of our cash and cash equivalents was $74.1 million compared to $47.1 million at December 31, 2015. At June 30, 2016, we had total assets of $1,153.5 million compared to $1,223.6 million at December 31, 2015. At June 30, 2016, we had term debt before debt issuance costs of $320.9 million, compared to term debt of $256.6 million at December 31, 2015. Over $101.3 million of our term debt is fully cash collateralized with a certificate of deposit with Bank of America. There were $48.6 million in outstanding borrowings on our revolving lines of credit at June 30, 2016, compared to $23.1 million at December 31, 2015. Availability under the Wells Fargo and Bankers Trust revolvers was $9.7 million as of June 30, 2016. We were in compliance with all restrictive financial covenants associated with the borrowings as of June 30, 2016.
Our term debt (in thousands) is as follows:

	June 30, 2016	December 31, 2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$112,068	$—
2.75% Convertible Senior Notes, $79,838 face amount, due in June 2019	71,351	126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	100,000	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	9,413	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	14,921	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	3,213	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,735	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	5,225	5,225
Other	988	908
Total term debt before debt issuance costs	$320,914	$256,562
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2015.
REG Danville, LLC
On October 31, 2015, REG Danville, LLC entered into an Second Amended and Restated Loan Agreement with Fifth Third Bank regarding the construction/term loan (the "Fifth Third Construction/Term Loan"). The renewed Fifth Third Construction/Term Loan increased the principal amount of the Construction/Term Loan to $12.0 million and had a three year term with the maturity of the loan being extended to December 19, 2017. The loan requires monthly principal payments of $0.2 million and interest to be charged using LIBOR plus 4% per annum. The loan agreement contains various loan covenants.
Bankers Trust Line of Credit
On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30.0 million. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. As of June 30, 2016, there was $1.0 million outstanding under the Line of Credit with Bankers Trust.
2036 Convertible Notes
In June 2016, we issued $152.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2036 (the “2036 Convertible Notes”) in a private offering to qualified institutional buyers. The 2036 Convertible Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016. The notes will mature on June 15, 2036, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to December 15, 2035, the 2036 Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain periods as stipulated in the indenture. On or after December 15, 2035 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2036 Convertible Notes may convert their notes at any time. Unless and until we obtain stockholder approval under applicable NASDAQ Stock Market rules, the 2036 Convertible Notes will be convertible, subject to certain conditions, into cash. If we obtain such stockholder approval, the 2036 Convertible Notes may be settled in cash, our common shares or a combination of cash and our common shares, at our election. We may not redeem the 2036 Convertible Notes prior to June 15, 2021. Holders of the 2036 Convertible Notes will have the right to require us to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest on each of June 15, 2021, June 15, 2026 and June 15, 2031. Holders of the 2036 Convertible Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest upon the occurrence of certain fundamental changes. The initial conversion rate is 92.8074 common shares per $1,000 principal amount of 2036 Convertible Notes (equivalent to an initial conversion price of approximately $10.78 per common share).

The net proceeds from the offering of the 2036 Convertible Notes were approximately $147.1 million, after deducting fees and offering expenses of $4.9 million, which was capitalized as debt issuance costs and is being amortized through June 2036. We evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features required separate accounting as a derivative. This derivative was capitalized as a long-term liability, "Convertible Debt Conversion Liability" on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40.1 million.

Our subsidiary, REG Geismar, LLC, or REG Geismar, is the obligor with respect to $100.0 aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, due in October 2033, through a loan agreement with the Louisiana Public Facilities Authority. REG Geismar’s payment obligations on the GOZone Bonds are supported by a letter of credit issued by a financial institution. REG Geismar is party to an agreement to reimburse the financial institution for any draws on the letter of credit and that obligation is secured by a $101.3 million certificate of deposit by us and pledged in favor of the financial institution. On July 29, 2016, we caused the Louisiana Public Facilities Authority to call for redemption all of the outstanding GOZone Bonds as of September 6, 2016. The redemption will be funded by application of the funds generated by release of the certificate of deposit.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by (used in) operating activities	$(6,540)	$50,283
Net cash flows used in investing activities	(38,520)	(34,589)
Net cash flows provided by (used in) financing activities	71,744	(7,079)
Net change in cash and cash equivalents	26,684	8,615
Cash and cash equivalents, end of period	$74,078	$70,978
In the first half of 2016, we used $6.5 million of cash in operations. We received approximately $242.1 million related to the 2015 reinstatement of the BTC, of which $138.0 million was paid to our vendors and customers. In addition, approximately $42.0 million and $28.7 million of operating cash was used to build up our raw materials, finished goods and RINs inventory in anticipation of the seasonal high demand in the third quarter, coupled with a risk management loss of $34.6 million most of which was recorded in second quarter due to rising energy prices, leading to a significant decrease in operating cash flows compared to prior year. Our net cash flows provided by investing activity was impacted by the use of cash to acquire certain assets of Sanimax Energy, along with expenditures made for continued biorefinery capital improvements. Financing activities were impacted by the issuance of the 2036 Convertible Notes. Total proceeds from the issuance after issuance costs were approximately $147.4 million, $60.9 million of which was used to extinguish a portion of the convertible notes issued in 2014 and $35.1 million to fund additional share repurchases, in addition to payments made under our share repurchase programs.
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
During the six month ended June 30, 2016,our capital expenditures were $27.5 million, including $10.6 million towards the $31 million upgrade to our Danville facility and $6.7 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. We began a $7 million upgrade project at our newly acquired Madison facility in the second quarter of 2016. Our budgeted capital expenditures for the remainder of 2016 are approximately $25 to $30 million, including upgrades to Danville, Madison, Geismar and Grays Harbor facilities, amongst others. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Commodity Price Risk
Over the period from January 2010 through June 30, 2016, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.51 per gallon during this period. Over the period January 2010 to June 30, 2016, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4291 per pound, or $3.22 per gallon. Over the period from January 2010 through June 30, 2016, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.3495 per pound during this period. Over the period from July 2010 through June 30, 2016, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.85 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first half of 2016. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First half of 2016 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	248.0	gallons	10%	$(155.2)	(310.69)%
Total Lower Cost Feedstocks	1,027.7	pounds	10%	$(55.1)	(110.25)%
Total Canola Oil	258.1	pounds	10%	$(17.0)	(33.94)%
Total Soy Oil	145.9	pounds	10%	$(9.5)	(19.03)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $19.0 million. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect on the fair value of these instruments of $6.1 million.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended June 30, 2016 was 2.05% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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
We acquired a biomass-based diesel refinery and related assets from Sanimax Energy in March 2016 and these assets are now held by REG Madison, LLC ("REG Madison"). The acquisition represented less than 5% of our total assets as of June 30, 2016 and less than 1% of our revenues for the six months ended June 30, 2016. As the acquisition occurred during the first quarter of 2016, the scope of our assessment of the effectiveness of internal control over financial reporting does not include REG Madison, which is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Based on such evaluations, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Energy prices, particularly the market price for crude oil, started to rebound in the first half of 2016. However, they significantly decreased throughout 2015. The price we sold our biomass-based diesel also significantly decreased from an average of $3.62 per gallon in 2014 to $2.97 per gallon in 2015. The average selling price of our biomass-based diesel was $3.13 per gallon in the first half of 2016. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.

In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. While RINs prices, as reported by Oil Price Information Service, or OPIS were less volatile in the first half of 2016 from a low of $0.70 in January to a high of $0.97 in June, there was a significant decline in RIN prices throughout 2015, with RIN prices starting the year at $0.92 per RIN, dipping below $0.40 per RIN in September 2015 and ending the year at $0.72 per RIN, as reported by OPIS. There was significant volatility in RIN prices during 2014, with a decline in the second and third quarters of 2014, and subsequent increase in the fourth quarter, finishing the year at its peak at $0.77 per RIN, as reported by OPIS. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in 2015 and prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013, $0.92 in 2014, $1.09 in 2015 and $1.06 in the second quarter of 2016, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.65 in 2012, $1.19 in 2013, $0.65 in 2014, $0.58 in 2015 and $0.78 in the second quarter of 2016, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. From 2012-2015, approximately 85% of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15% was virgin vegetable oils.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Our results of operation may be negatively impacted by our risk management transactions.

Our facilities and our customer’s facilities are subject to risks associated with fire, explosions and leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.

Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In the April fire, two employees were injured; in the September fire, one employee and three contractors were injured. Our subsidiary has been named as defendant in two lawsuits filed by contractors injured in the

September fire and these suits allege that injuries resulted from, among other things, our negligence. We may be subject to additional litigation in connection with these incidents. In addition, on March 3, 2016 the Occupational Safety and Health Administration, or OSHA, issued a citation and notification of penalty regarding the September 2015 incident, citing three “willful” safety violations. We are currently working with OSHA to resolve or abate these citations.
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
A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast location, are vulnerable to hurricanes, which may cause plant damage, injury to employees and others and interruption of operations. Every one of our plants could incur damage from other natural disasters as well. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition.

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
In January 2014 we entered the market for renewable chemicals through our acquisition of a proprietary microbial fermentation technology and related assets. To date, we have incurred significant research and development costs and have not generated any significant revenues from this business which is still at a pre-commercial stage. In addition, in order to generate revenue from our renewable chemical products that we may develop, we must be able to produce sufficient quantities of those products. Accordingly, we would need to partner with a third party fermentation facility, or purchase or construct a production facility, which would involve a significant capital expenditure by us.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, including our acquisition of the majority interest in Petrotec, a German biodiesel producer, in December 2014 along with our acquisitions of substantially all the assets of Imperium in August 2015 and certain biomass-based diesel production assets of Sanimax Energy in March 2016. We may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners includes Neste Oil with approximately 720 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation through its Diamond Green joint venture that operates an approximate 160 million gallon renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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

Failure to comply with governmental regulations, including EPA requirements relating to RFS2 and FDA requirements relating to the Food Safety Modernization Act, could result in the imposition of penalties, fines, remedial liabilities or restrictions on our operations.
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
Under the Energy Independence and Security Act of 2017, or EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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
At June 30, 2016, our total term debt before debt issuance costs was $320.9 million. This includes $112.1 million aggregate carrying value on our recently issued $152.0 million face amount, 4.00% convertible senior notes due in June 2036, $71.4 million aggregate carrying value on our $79.8 million face value, 2.75% convertible senior notes due in June 2019 that we issued in June 2014, which we refer to as the 2019 Convertible Notes, and $100.0 million principal amount of GOZone Bonds for which our subsidiary, REG Geismar, is obligated. Our obligation with respect to the GOZone Bonds is secured by the deposit of $101.3 million with the financial institution whose letter of credit supports payments on the bonds. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At June 30, 2016 , there were $48.6 million of borrowings made under our revolving lines of credit, all of which we guarantee. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2036 Convertible Notes and 2019 Convertible Notes, depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2036 Convertible Notes, the 2019 Convertible Notes or our other existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current or future indebtedness.

We are subject to counterparty risk with respect to the capped call transactions that we entered into in connection with the issuance of our 2019 Convertible Notes.
In connection with the issuance of our 2019 Convertible Notes, we entered into privately-negotiated capped call transactions with various counterparties. The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with such option counterparty. Our exposure will depend on many factors, but generally, an increase in our exposure will be correlated to an increase in the market price and volatility of shares of our common stock. In addition, upon a default by any option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

We may not have the ability to raise the funds necessary to settle conversions of our 2019 or 2036 Convertible Notes in cash or to repurchase the 2019 or 2036 Convertible Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the 2019 and 2036 Convertible Notes.
Holders of the 2019 or 2036 Convertible Notes have the right to require us to repurchase their 2019 or 2036 Convertible Notes upon the occurrence of a fundamental change at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2019 or 2036 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2019 or 2036 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2019 or 2036 Convertible Notes upon a fundamental change or to settle conversion of the 2019 or 2036 Convertible Notes in cash.
In addition, our ability to repurchase the 2019 or 2036 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2019 or 2036 Convertible Notes at a time when the repurchase is required by the applicable indenture governing the notes would constitute a default under that indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2019 or 2036 Convertible Notes.

Certain provisions in the indentures governing the 2019 or 2036 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2019 or 2036 Convertible Notes and the indentures governing these notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover. In either case, and in other cases, our obligations under the notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Because we are required to elect to settle note conversions solely in cash (or, subject to certain limitations, with a combination of cash and shares of our common stock) before we obtain the stockholder approval described in Note 2 and 7 of the Condensed Consolidated Financial Statements, we have to separately account for the conversion option associated with the 2036 Convertible Notes as an embedded derivative under Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Under this treatment, the note conversion option will be measured at its fair value and accounted for separately as a liability that is marked-to-market at the end of each reporting period. The initial value allocated to the conversion option will be treated as a debt discount that will be amortized into interest expense over the term of the 2036 Convertible Notes. For each financial statement period after the issuance of the notes until we obtain the stockholder approval, a gain (or loss) will be reported in our statement of operations to the extent the valuation of the conversion option changes from the previous period. As a result, we may experience related non-cash volatility to our net income (loss). In addition, as a result of the amortization of the debt discount, the interest expense associated with the notes will be greater than the coupon rate on the notes, which will result in lower reported net income. If we obtain the stockholder approval referred to above, then we expect that the conversion option will qualify for equity treatment and will no longer be marked to market at the end of each reporting period. However, we may never obtain this stockholder approval.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June 30, 2016 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. The program is in effect through October 31, 2016. During the three months ended June 30, 2016, we used up the remaining $0.9 million to repurchase 90,654 shares of our Common Stock under this program.
In March 2016, the Company's board of directors approved a repurchase program of up to $50.0 million of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30.0 million common stock repurchase program announced in February 2015, the Company may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. During the three months ended June 30, 2016, the Company repurchased 4,442,823 shares of Common Stock. The repurchases of the three months ended June 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
February 2015 Share Repurchase Program:
April 2016 (from April 1, 2016 to April 30, 2016)	90,654	$9.58	3,217,561	$—

March 2016 Share and Convertible Debt Repurchase Program:
April and May 2016 (from April 1, 2016 to May 31, 2016)	None	N/A	None	$50,000,000
June 2016 (June 1, 2016 to June 30, 2016)	4,442,823	$8.65	4,442,823	$11,600,000
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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 5, 2016	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2016	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 5, 2016	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)