Form 10-Q
period 2016-09-30
Renewable Energy Group, Inc.
filed 2016-11-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 31, 2016, the registrant had 38,553,413 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,531	$47,081
Accounts receivable, net	105,005	310,731
Inventories	98,222	85,890
Prepaid expenses and other assets	45,752	31,882
Total current assets	335,510	475,584
Property, plant and equipment, net	610,560	574,584
Goodwill	16,080	16,080
Intangible assets, net	29,973	30,941
Investments	12,158	8,797
Other assets	11,833	11,819
Restricted cash	4,000	105,815
TOTAL ASSETS	$1,020,114	$1,223,620
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$6,354	$23,149
Current maturities of long-term debt	10,349	5,206
Accounts payable	86,142	236,817
Accrued expenses and other liabilities	28,672	28,466
Deferred revenue	1,492	333
Total current liabilities	133,009	293,971
Unfavorable lease obligation	15,972	17,343
Deferred income taxes	17,766	19,186
Long-term contingent consideration for acquisitions	32,258	26,949
Convertible debt conversion liability	23,700	—
Long-term debt (net of debt issuance costs of $6,488 and $4,105, respectively)	201,884	247,251
Other liabilities	4,637	4,910
Total liabilities	429,226	609,610
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,553,413 and 43,837,714 shares outstanding, respectively)	5	4
Common stock—additional paid-in-capital	479,102	474,367
Retained earnings	193,810	169,680
Accumulated other comprehensive loss	(2,832)	(4,009)
Treasury stock (9,246,002 and 3,178,372 shares outstanding, respectively)	(81,824)	(28,762)
Total equity attributable to the Company's shareholders	588,261	611,280
Non-controlling interest	2,627	2,730
Total equity	590,888	614,010
TOTAL LIABILITIES AND EQUITY	$1,020,114	$1,223,620
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES:
Biomass-based diesel sales	$523,739	$393,758	$1,223,294	$981,239
Biomass-based diesel government incentives	100,336	1,066	255,890	18,132
	624,075	394,824	1,479,184	999,371
Other revenue	565	32	1,627	165
	624,640	394,856	1,480,811	999,536
COSTS OF GOODS SOLD:
Biomass-based diesel	575,956	390,424	1,389,881	989,999
Biomass-based diesel—related parties	—	—	—	4,542
	575,956	390,424	1,389,881	994,541
Other costs of goods sold	1,336	27	1,334	111
	577,292	390,451	1,391,215	994,652
GROSS PROFIT	47,348	4,405	89,596	4,884
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,799	18,468	61,426	51,268
RESEARCH AND DEVELOPMENT EXPENSE	4,805	3,527	13,158	11,778
GAIN ON INVOLUNTARY CONVERSION	(3,470)	—	(8,010)	—
INCOME (LOSS) FROM OPERATIONS	25,214	(17,590)	23,022	(58,162)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(1,124)	(1,106)	(4,680)	722
Change in fair value of convertible debt conversion liability	3,013	—	16,445	—
Gain on debt extinguishment	179	—	2,331	—
Other income (loss), net	(493)	4,896	(430)	7,240
Interest expense	(4,487)	(2,921)	(11,536)	(8,592)
	(2,912)	869	2,130	(630)
INCOME (LOSS) BEFORE INCOME TAXES	22,302	(16,721)	25,152	(58,792)
INCOME TAX (EXPENSE) BENEFIT	1,203	1,050	(821)	2,654
NET INCOME (LOSS)	23,505	(15,671)	24,331	(56,138)
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	63	4	201	(355)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	23,442	(15,675)	24,130	(55,783)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(513)	—	(462)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$22,929	$(15,675)	$23,668	$(55,783)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.59	$(0.36)	$0.57	$(1.27)
DILUTED	$0.59	$(0.36)	$0.57	$(1.27)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,744,878	43,844,005	41,673,223	43,979,266
DILUTED	38,751,706	43,844,005	41,678,988	43,979,266
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$23,505	$(15,671)	$24,331	$(56,138)
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	—	14	—	(1)
Foreign currency translation adjustments	766	(470)	1,052	(4,346)
Other comprehensive income (loss)	766	(456)	1,052	(4,347)
Comprehensive income (loss)	24,271	(16,127)	25,383	(60,485)
Less—Comprehensive income (loss) attributable to noncontrolling interest	(26)	(53)	(125)	(623)
Comprehensive income (loss) attributable to the Company	$24,297	$(16,074)	$25,508	$(59,862)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2015	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	1,712,966	—	15,722	—	—	—	—	15,722
Conversion of restricted stock units to common stock (net of 64,978 shares of treasury stock purchased)	178,156	—	—	—	—	(616)	—	(616)
Treasury stock purchases	(2,030,722)	—	—	—	—	(19,313)	—	$(19,313)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(4,416)	(4,416)
Stock compensation expense	—	—	3,427	—	—	—	—	3,427
Other comprehensive loss	—	—	—	—	(3,724)	—	(623)	(4,347)
Net loss	—	—	—	(55,783)	—	—	(355)	(56,138)
Other	—	—	350	—	—	—	—	350
BALANCE, September 30, 2015	44,283,281	$4	$472,608	$265,300	$(3,735)	$(24,341)	$3,495	$713,331
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Conversion of restricted stock units to common stock (net of 69,307 shares of treasury stock purchased)	180,049	—	—	—	—	(752)	—	(752)
Partial termination of capped call options (inclusive of tax impact of $116)	—	—	1,863	—	—	—	—	1,863
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,560)	—	—	—	—	(5,560)
Treasury stock purchases	(5,998,323)	—	—	—	—	(52,310)	—	(52,310)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	4,067	—	—	—	—	4,067
Other comprehensive income (loss)	—	—	—	—	1,177	—	(125)	1,052
Net income	—	—	—	24,130	—	—	201	24,331
BALANCE, September 30, 2016	38,553,413	$5	$479,102	$193,810	$(2,832)	$(81,824)	$2,627	$590,888
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,331	$(56,138)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	23,447	18,008
Amortization expense of assets and liabilities, net	676	369
Gain on involuntary conversion	(8,010)	—
Accretion of convertible note discount	3,820	3,507
Amortization of marketable securities	—	183
Change in fair value of contingent consideration	4,680	(722)
Change in fair value of convertible debt conversion liability	(16,445)	—
Gain on debt extinguishment	(2,331)	—
Bargain purchase gain from acquisition	—	(5,358)
Provision for doubtful accounts	42	(843)
Stock compensation expense	4,067	3,427
Deferred tax expense (benefit)	505	(2,991)
Other operating activities	(43)	(248)
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	205,733	262,499
Inventories	(10,482)	36,810
Prepaid expenses and other assets	(13,857)	(8,974)
Accounts payable	(147,268)	(124,827)
Accrued expenses and other liabilities	1,114	(8,965)
Deferred revenue	1,159	(16,680)
Net cash flows provided by operating activities	71,138	99,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	(52,153)
Cash received from maturities of marketable securities	—	61,642
Cash receipts for involuntary conversion	8,010	6,500
Cash receipts of restricted cash	1,985	13,345
Cash paid for purchase of property, plant and equipment	(42,809)	(61,014)
Cash paid for acquisitions and additional interests, net of cash acquired	(12,720)	(40,996)
Cash paid for investments	(3,249)	(639)
Other investing activities	—	—
Net cash flows used in investing activities	(48,783)	(73,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	(20,855)	5,744
Borrowings on other lines of credit	8,807	—
Repayments on other lines of credit	(263)	—
Cash received from notes payable	163,646	410
Cash paid on notes payable	(72,548)	(5,084)
Cash paid for debt issuance costs	(5,876)	(383)
Cash paid for treasury stock	(51,474)	(19,929)
Cash paid for contingent consideration settlement	(4,871)	(2,106)
Cash received on partial termination of capped call options	159	—
Net cash flows provided by (used in) financing activities	16,725	(21,348)
NET CHANGE IN CASH AND CASH EQUIVALENTS	39,080	4,394
CASH AND CASH EQUIVALENTS, Beginning of period	47,081	63,516
Effect of exchange rate changes on cash	370	(1,093)
CASH AND CASH EQUIVALENTS, End of period	$86,531	$66,817
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$203	$50
Cash paid for interest	$5,496	$4,418
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,220	$4,043
Debt issuance cost	$135	$84
Incentive stock liability for raw material supply agreement	$—	$239
Issuance of common stock for acquisitions	$4,050	$15,310
Contingent consideration for acquisitions	$4,500	$5,000
Debt assumed in acquisition	$—	$5,225
Release of restricted cash to pay off the GOZone Bonds	$101,315	$—
Repayment of GOZone Bonds	$100,000	$—
Non-cash transfer of line of credit to long-term debt	$4,498	$—
Accruals of insurance proceeds related to impairment of property, plant and equipment	$1,414	$11,027

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2016 and 2015
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
As of September 30, 2016, the Company operates a network of twelve biorefineries in North America, which includes eleven operating biomass-based diesel production facilities with aggregate nameplate production capacity of 452 million gallons per year, or mmgy, along with a fermentation facility. The Company's network includes the addition of a 20-million gallon nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin resulting from its acquisition of the biorefinery and related assets of Sanimax Energy, LLC ("Sanimax Energy") in March 2016. A number of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
In December 2014, the Company expanded its business to Europe by acquiring a majority interest in Petrotec AG ("Petrotec"). Petrotec is a fully-integrated company that produces biodiesel at its two biorefineries in Emden and Oeding, Germany to sell to the European market.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") is in effect throughout 2016 and, if not reinstated before the end of the year, the BTC will expire on December 31, 2016. It is uncertain whether the BTC will be reinstated thereafter. The expiration, along with other amendments of any one or more of the laws applicable to these incentives, could adversely affect the financial results of the Company.
During the third quarter 2016 close process, the Company identified errors in its previously reported interim financial statements for the quarter ended March 31, 2016 pertaining to certain biomass-based diesel sales completed in that quarter that contained BTC sharing terms resulting in an overstatement of biomass-based diesel sales of $7,724 and a corresponding understatement of accounts payable, deferred income taxes and income tax expense of $7,724, $850 and $850, respectively for the three months ended March 31, 2016 and the six months ended June 30, 2016.
The correction decreased biomass-based diesel sales by $7,724 for the three months ended March 31, 2016 (from previously reported $247,164 to $239,440) and decreased net income (loss) by $8,574 (from the previously reported net income of $1,686 to a net loss of $6,888). The correction also decreased biomass-based diesel sales by $7,724 for the six months ended June 30, 2016 (from previously reported $707,279 to $699,555) and decreased net income (loss) by $8,574 (from the previously reported net income of $8,810 to a net income of $236). This correction is reflected in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2016.
Based on an evaluation of all relevant facts, the Company assessed the materiality of these errors on the first and second quarter interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, codified in the Accounting Standards Classification (ASC) 250, Presentation of Financial Statements. The Company concluded under ASC 250 that the correction was immaterial to the Company’s results for the three months ended March 31, 2016 and six months ended June 30, 2016 and an amendment of previously filed reports was not required. In accordance with ASC 250, the Company elected to correct these errors by revising the consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q. This correction will be reflected in future 10-K and 10-Q filings.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed a summary of the Company's significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the policies previously disclosed other than those noted below.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Through September 30, 2016, the Company has received approximately $243,737 related to the 2015 biodiesel mixture excise tax credit, which results in $52 remaining as outstanding receivables at September 30, 2016.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets.
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets with a net book value of approximately $11,027 were impaired as a result of the fire. At September 30, 2016, the Company has received property insurance proceeds of $19,037. The excess of the property insurance proceeds over the net book value of the impaired assets, $3,470 and $8,010, was recorded as gain on involuntary conversion on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2016, respectively. The aforementioned proceeds for property damage were final and have been approved and paid by the insurance carriers.
In September 2015, another fire occurred at the Geismar facility. The Company estimated fixed assets with a net book value of approximately $1,414 were impaired by the September fire. The Company believes it is probable that it will recover all the net book value of the assets damaged by the fire under its insurance policies. As such, a receivable was recorded as an offset to the estimated impairment loss and no impact on earnings was recognized from impairment.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At September 30, 2016 and December 31, 2015, the Company had goodwill in the Services reporting unit. The annual impairment test at July 31, 2016 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 16%. No impairment of goodwill was recorded during the three and nine months ended September 30, 2016.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and $3,013 and $16,445 fair value adjustments were recorded for the three and nine months ended September 30, 2016. The Company expects to continue marking the embedded conversion option to market unless and until shareholders authorize additional common shares at its Annual Shareholder Meeting in May 2017. See "Note 7 - Debt" for a further description of the transaction.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of common stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. The Company used the remaining available funds authorized under this program to repurchase shares of Common Stock during the first 6 months of 2016.

In March 2016, the Company's board of directors approved a repurchase program of up to $50,000 of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30,000 common stock repurchase program announced in February 2015, the Company may repurchase shares or convertible notes from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the three and nine months ended September 30, 2016, the Company repurchased 627,552 and 5,070,375 shares of Common Stock for $5,590 and $44,019, respectively, under this program. In addition, the Company used approximately $5,584 under this program to repurchase $6,000 principal amount of the Company's 2.75% senior notes due 2019 (the "2019 Convertible Notes") during the three and nine months ended September 30, 2016.
New Accounting Standards
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)" which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The guidance also re-frames the indicators to focus on evidence that an entity is acting as a principal rather than an agent. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendments in this updated guidance include changes to simplify the codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public entities, this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact this new guidance will have on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, which amends certain aspects of the new revenue standard, ASU 2014-09. The amendments address issues such as collectability; presentation of sales tax and other similar taxes collected from customers; noncash consideration; contract modifications and completed contracts at transition; and transition technical correction. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance will generally be applied retrospectively and is effective for public business entities for fiscal years beginning December 15, 2017. The Company has evaluated the impact and elected to early adopt the guidance for the three and nine months ended September 30, 2016, which has no material impact on its consolidated financial statements.
NOTE 3 — ACQUISITIONS
Sanimax Energy, LLC
On March 15, 2016, the Company acquired fixed assets and inventory from Sanimax Energy, including the 20 mmgy nameplate capacity biomass-based diesel refinery in DeForest, Wisconsin. The Company completed its initial accounting of this business combination as the valuation of the real and personal property was finalized as of September 30, 2016.
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
REG Madison may pay contingent consideration of up to $5,000 (Earnout Payments) over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of September 30, 2016, the Company has recorded a contingent liability of $4,166, approximately $1,532 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the acquisition from Sanimax Energy was completed as of January 1, 2015.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$624,640	$399,665	$1,489,237	$1,013,963
Net income (loss)	22,929	(17,208)	23,670	(60,382)
Basic net income (loss) per share	$0.59	$(0.39)	$0.57	$(1.36)
NOTE 4 — INVENTORIES
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$46,636	$28,989
Work in process	3,879	3,014
Finished goods	47,707	53,887
Total	$98,222	$85,890
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2016	December 31, 2015
Commodity derivatives and related collateral, net	$11,187	$10,097
Prepaid expenses	14,540	8,504
Deposits	2,758	3,824
RIN inventory	12,229	5,656
Taxes receivable	1,135	1,814
Other	3,903	1,987
Total	$45,752	$31,882
RIN inventory values were adjusted in the amounts of $1,723 and $3,027 at September 30, 2016 and December 31, 2015, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	September 30, 2016	December 31, 2015
Spare parts inventory	$2,922	$2,922
Deposits	2,280	2,370
Other	6,631	6,527
Total	$11,833	$11,819
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,875)	$4,355	9.3 years
Renewable hydrocarbon diesel technology	8,300	(1,291)	7,009	12.8 years
Ground lease	200	(123)	77	5.1 years
Acquired customer relationships	2,900	(324)	2,576	8.8 years
Total amortizing intangibles	17,630	(3,613)	14,017
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(3,613)	$29,973

	December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,551)	$4,679	10.0 years
Renewable hydrocarbon diesel technology	8,300	(876)	7,424	13.5 years
Ground lease	200	(112)	88	5.9 years
Acquired customer relationships	2,900	(106)	2,794	9.6 years
Total amortizing intangibles	17,630	(2,645)	14,985
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,645)	$30,941
The Company recorded intangible amortization expense of $328 and $968 for the three and nine months ended September 30, 2016, respectively, and $257 and $745 for the three and nine months ended September 30, 2015, respectively.
The estimated intangible asset amortization expense for the remainder of fiscal year 2016 through fiscal year 2022 and thereafter is as follows:

October 1, 2016 through December 31, 2016	$324
2017	1,302
2018	1,309
2019	1,315
2020	1,322
2021	1,328
2022 and thereafter	7,117
Total	$14,017
NOTE 7 — DEBT
The Company’s debt is as follows:

	September 30, 2016	December 31, 2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$112,755	$—
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	66,619	126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	—	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	8,800	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	13,789	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	2,898	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,651	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	9,500	5,225
Other	709	908
Total term debt before debt issuance costs	218,721	256,562
Less: Current portion of long-term debt	10,349	5,206
Less: Debt issuance costs (net of accumulated amortization of $2,973 and $2,296, respectively)	6,488	4,105
Total long-term debt	$201,884	$247,251

REG Danville
On October 31, 2015, REG Danville, LLC entered into a Second Amended and Restated Loan Agreement with Fifth Third Bank regarding the construction/term loan (the "Fifth Third Construction/Term Loan"). The renewed Fifth Third Construction/Term Loan increased the principal amount of the Construction/Term Loan to $12,000 and had a three-year term with the maturity of the loan being extended to December 19, 2017. The loan requires monthly principal payments of $212 and interest to be charged using LIBOR plus 4% per annum. The loan agreement contains various loan covenants. As of September 30, 2016, there was $8,800 outstanding under the Fifth Third Construction/Term Loan.

Convertible Senior Notes
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

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability" on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at September 30, 2016 was $23,700. The Company recognized gains of $3,013 and $16,445 for the three and nine months ended September 30, 2016, respectively, which are reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Condensed Consolidated Statements of Operations. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

In June 2016, approximately $35,101 of the net proceeds from the offering of the 2036 Convertible Notes were used to repurchase 4,060,323 shares of the Company's Common Stock in privately negotiated transactions. In addition, approximately $61,954 of the net proceeds from the offering were used to repurchase $63,912 principal amount of the Company's 2019 Convertible Notes in privately negotiated transactions, resulting in a gain on debt extinguishment of $2,152, which is reflected on the Condensed Consolidated Statements of Operations.

In September 2016, the Company used approximately $5,584 under the March 2016 share repurchase program to repurchase an additional $6,000 principal amount of the 2019 Convertible Notes.

REG Grays Harbor, LLC

In July 2015, REG Grays Harbor entered into a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby it can borrow up to $10.0 million for capital expenditure projects. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. In addition, in July 2015 REG Grays Harbor entered into a line of credit note or Umpqua Line of Credit Note in conjunction with the Umpqua Credit Agreement for a maximum borrowing amount of $5,000. In September 2016, REG Grays Harbor entered into the first loan modification agreement with Umpqua Bank, or the First Modification, to extend the maturity date of the Umpqua Line of Credit to July 31, 2018. The terms of the Umpqua Credit Agreement provides that any principal outstanding under the Umpqua Line of Credit Note on July 31, 2016 shall be converted into term debt. At September 30, 2016, the total outstanding borrowing under the Umpqua Credit Agreement was all term debt and amounted to $9,500, bearing an interest rate of 4.30% per annum.

REG Geismar

REG Geismar was the obligor with respect to $100,000 aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, originally due in October 2033, through a loan agreement with the Louisiana Public Facilities Authority. REG Geismar’s payment obligations on the GOZone Bonds were supported by a letter of credit issued by a financial institution. REG Geismar was party to an agreement to reimburse the financial institution for any draws on the letter of credit and that obligation was secured by a $101,315 certificate of deposit by the Company and pledged in favor of the financial institution. On September 6, 2016, REG Geismar caused the Louisiana Public Facilities Authority to call for redemption all of the outstanding GOZone Bonds as of September 6, 2016. The redemption was funded by application of the funds generated by release of the certificate of deposit.
Lines of Credit

	September 30, 2016	December 31, 2015
Amount outstanding under lines of credit	$6,354	$23,149
Maximum available to be borrowed under lines of credit	$67,972	$23,067

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

On September 30, 2016, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, the Company's wholly-owned subsidiaries entered into a Joinder and Amendment No. 11 to Credit Agreement (the “Amendment”) to that certain Credit Agreement originally dated as of December 23, 2011, by and among Borrowers, the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, and Fifth Third Bank, as a new lender (as amended, the “Revolving Credit Agreement”). Pursuant to the Amendment, the maximum commitment of the Lenders under the Revolving Credit Agreement to make revolving loans was increased from $60,000 to $150,000, and an accordion feature was added to the Revolving Credit Agreement, which allows the Company to request commitments for additional revolving loans in aggregate amount not to exceed to $50,000, subject to customary conditions, including the consent of Lenders providing such additional commitments. The Amendment extends the maturity date of the Revolving Credit Agreement to September 30, 2021. In addition, the interest rate under the Revolving Credit Agreement was modified so that loans advanced thereunder will now bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum. Certain financial covenants applicable to the Borrowers under the Revolving Credit Agreement were also modified.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative, now known as Landus Cooperative ("Landus"), is no longer a related party because it does not hold ten percent or more of the Company’s outstanding Common Stock, and no longer has the right to a seat on the Company's board for the three and nine months ended September 30, 2016. Transactions with Landus, prior to the Company's determination that Landus was no longer a related party, amounted to $4,542 for the three and nine months ended September 30, 2015, primarily related to raw material purchases at market prices. This amount was included in the "Costs of goods sold - Biomass-based diesel" on the Condensed Consolidated Statements of Operations.
NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2016, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 85 million gallons and 51 million pounds, respectively.
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

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$861	$5,831	$4,644	$185
Cash collateral	16,157	—	5,638	—
Total gross amount recognized	17,018	5,831	10,282	185
Gross amounts offset	(5,831)	(5,831)	(185)	(185)
Net amount reported in the condensed consolidated balance sheets	$11,187	$—	$10,097	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$5,865	$23,349	$(28,931)	$19,358
NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(4,970)	$(2,782)	$(2,188)	$—
Convertible debt conversion liability	(23,700)	—	(23,700)	—
Contingent considerations for acquisitions	(46,021)	—	—	(46,021)
	$(74,691)	$(2,782)	$(25,888)	$(46,021)

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$4,459	$2,196	$2,263	$—
Contingent considerations for acquisitions	(41,712)	—	—	(41,712)
	$(37,253)	$2,196	$2,263	$(41,712)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2016	2015
Balance at beginning of period, January 1	$41,712	$39,319
Fair value of contingent consideration at measurement date	4,500	—
Change in estimates included in earnings	(15)	293
Settlements	(581)	(1,052)
Balance at end of period, March 31	45,616	38,560
Change in estimates included in earnings	3,571	(2,121)
Settlements	(809)	(943)
Balance at end of period, June 30	48,378	35,496
Fair value of contingent consideration at measurement date	—	5,000
Change in estimates included in earnings	1,124	1,106
Settlements	(3,481)	(111)
Balance at end of period, September 30	$46,021	$41,491
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2016		As of December 31, 2015
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(218,587)	$(214,761)	$(279,711)	$(275,123)
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Options to purchase common stock	87,026	87,026	87,026	87,026
Restricted stock units	—	709	—	709
Stock appreciation rights	2,484,757	2,430,414	2,428,095	2,120,550
2019 Convertible notes	5,922,068	10,838,218	8,677,528	10,838,218
2036 Convertible notes	14,106,725	—	6,229,612	—
Total	22,600,576	13,356,367	17,422,261	13,046,503
The following table presents the calculation of diluted net loss per share:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss) attributable to the Company’s common stockholders - Basic	$22,929	$(15,675)	$23,668	$(55,783)
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$22,929	$(15,675)	$23,668	$(55,783)
Shares:
Weighted-average shares used to compute basic net income (loss) per share	38,744,878	43,844,005	41,673,223	43,979,266
Adjustment to reflect conversion of preferred stock		—		—
Adjustment to reflect warrants to purchase common stock		—		—
Adjustment to reflect stock appreciation right conversions	6,828	—	5,765	—
Weighted-average shares used to compute diluted net income (loss) per share	38,751,706	43,844,005	41,678,988	43,979,266
Net income (loss) per share attributable to common stockholders:
Diluted	$0.59	$(0.36)	$0.57	$(1.27)
NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, due to the increasing activities surrounding its renewable chemicals business, the Company changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based Diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. As such, the Company's reportable segments at September 30, 2016 and December 31, 2015 include Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The Services segment offers services for managing the construction of biomass-based diesel production facilities and managing ongoing operations of third-party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Revenues from services provided to other segments are recorded by the Services segment at cost.
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

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net revenues:
Biomass-based Diesel (includes Petrotec's net sales of $41,671 and $124,388 and $40,777 and $108,851for the three and nine months ended September 30, 2016 and 2015, respectively)	$599,198	$377,070	$1,423,867	$964,359
Services	21,051	28,231	63,184	71,625
Renewable Chemicals	565	—	1,565	—
Corporate and Other	28,781	23,154	69,412	45,716
Intersegment revenues	(24,955)	(33,599)	(77,217)	(82,164)
	$624,640	$394,856	$1,480,811	$999,536
Income (loss) before income taxes:
Biomass-based Diesel (includes Petrotec's income (loss) of $306 and $1,922 and $135 and ($1,856) for the three and nine months ended September 30, 2016 and 2015, respectively)	$25,598	$(10,358)	$27,143	$(38,458)
Services	1,753	2,464	3,587	2,716
Renewable Chemicals	(5,783)	(4,573)	(14,388)	(12,780)
Corporate and Other	734	(4,254)	8,810	(10,270)
	$22,302	$(16,721)	$25,152	$(58,792)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes Petrotec's amounts of $707 and $2,419 and $817 and $2,419 for the three and nine months ended September 30, 2016 and 2015, respectively)	$7,516	$5,559	$21,584	$15,984
Services	108	79	321	217
Renewable Chemicals	382	389	1,164	1,051
Corporate and Other	265	390	1,054	1,125
	$8,271	$6,417	$24,123	$18,377
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes Petrotec's amounts of $734 and $1,038 and $256 and $1,233 for the three and nine months ended September 30, 2016 and 2015, respectively)	$10,560	$23,193	$36,059	$48,283
Services	4,647	9,855	5,812	10,980
Renewable Chemicals	16	242	635	546
Corporate and Other	119	17	303	1,205
	$15,342	$33,307	$42,809	$61,014

	September 30, 2016	December 31, 2015
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including Petrotec's assets of $56,159 and $45,471, respectively)	$855,486	$1,048,923
Services	48,892	60,308
Renewable Chemicals	23,214	23,872
Corporate and Other	275,114	308,782
Intersegment eliminations	(182,592)	(218,265)
	$1,020,114	$1,223,620

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net revenues:
United States	$582,969	$354,079	$1,356,473	$890,685
Foreign	41,671	40,777	124,338	108,851
	$624,640	$394,856	$1,480,811	$999,536

	September 30, 2016	December 31, 2015
Long-lived assets:
United States	$590,780	$553,987
Foreign	19,780	20,597
	$610,560	$574,584
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

These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, including the expected capabilities of these facilities, planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our ability to develop and market renewable chemicals; anticipated future revenue from products from our life sciences business, which have not been fully developed or commercialized; our competitive advantage relating to input costs relative to our competitors; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; our ability to improve our internal control over financial reporting; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; the ability of insurance to protect against losses, including any loss resulting from the fires at our Geismar facility; expectations regarding our expenses and sales; our credit worthiness and anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery in Geismar, Louisiana in June 2014. We began production at the Geismar facility in October 2014 after completion of upgrades. The facility was idle from April 2015 to March 2016 while repairs were made related to two separate fires that occurred at the facility in April 2015 and September 2015.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. During 2015 and the first nine months of 2016, we acquired additional shares in Petrotec and at September 30, 2016, we owned approximately 91% of Petrotec's outstanding shares. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biodiesel at its two biorefineries in Emden and Oeding, Germany.  Petrotec’s nameplate production capacity is approximately 50 mmgy.
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
During the respective three and nine months ended September 30, 2016, we sold 163 million and 411 million total gallons, including 27 and 55 million gallons of biomass-based diesel that we purchased from third parties and resold, 10 and 32 million international biomass-based diesel gallons from our majority owned investment in Petrotec and 11 and 33 million petroleum-based diesel gallons. During 2015, we sold a total of 375 million total gallons, including 40 million gallons of biomass-based diesel we purchased from third parties and resold, 40 million international biomass-based diesel gallons and 30 million petroleum-based diesel gallons.
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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2015 and for the nine months ended September 30, 2016, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the nine months ended September 30, 2016, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than five percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 Renewable Identification Numbers, or RINs, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or market and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. In October 2016, we completed a $34.5 million upgrade to our Danville facility. During 2015 and the first quarter of 2016, we spent over $42 million related to repairs and upgrade projects at our Geismar facility, most of which was due to damages from fires in April 2015 and September 2015. The Geismar facility came back on line in early March 2016. Demand for our construction management and facility management and operational services depends on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not provided services to outside parties for new facility construction services since 2009.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel RINs meet three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. On November 30, 2015, the EPA issued the final 2014-2016 RVO targets for biomass-based diesel volumes as follows:

	2014	2015	2016	2017
Biomass-based diesel	1.63 billion gallons	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons
Volumes of biomass-based diesel domestically produced or imported into the United States, in general, increased each year from 2010 to 2014. Based upon the RVO targets established by the EPA, volumes for 2015 through 2017 are expected to continue to grow as illustrated by the EMTS data noted below:

	2014	2015	First 9 Months of 2016
Biomass-based diesel produced or imported volume	1.75 billion gallons	1.81 billion gallons	1.80 billion gallons
The federal biodiesel mixture excise tax credit, or the BTC, provides a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC was established on January 1, 2005 and existed until it was allowed to lapse on January 1, 2010. Thereafter, the BTC was periodically reinstated by Congress both prospectively and retroactively, and then again allowed to lapse. For instance, Congress reinstated the BTC in December 2010, covering 2010 retroactively and 2011 prospectively, and allowed it to lapse at the end of 2011. On January 2, 2013, over a full year following its previous expiration, Congress again reinstated the BTC covering 2012 retroactively and 2013 prospectively. The credit lapsed a third time on January 1, 2014 and was reinstated almost one year later on December 19, 2014, covering only 2014 retroactively. Most recently, the credit was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. As a result, we recognized the related BTC revenue for 2015 in the fourth quarter of that year. It is uncertain whether the BTC will be extended beyond the end of 2016. The lapsing or modification of the BTC or enactment of a different incentive program could adversely affect our future financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows the contributory value over the years of RINs, as reported by OPIS to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon and percentages.

The changes in the value of RINs acquired from third parties and held in inventory at September 30, 2016 resulted in a $15.0 million write-down to lower of cost or net realizable value for the first nine months of 2016. See “Note 5 – Prepaid Expenses and Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure. Because of EPA rules limiting the amount of assigned RINs we can hold at any one time, the value of these assigned RINs held in inventory has not had a material effect on margins from period to period.
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

Feedstock
Factors Influencing Supply and Price	Inedible Corn Oil	Used Cooking Oil	Inedible Animal Fat	Canola Oil	Soybean Oil
Demand for inedible corn oil from renewable fuel and other markets	☑
Ethanol production	☑
Export demand	☑	☑	☑	☑	☑
Extraction system yield	☑
Implementation of inedible corn oil separation systems into existing and new ethanol facilities	☑
Implementation of co-located biodiesel/renewable diesel plants with ethanol facilities	☑
Feed demand	☑	☑	☑
New or expected biodiesel capacity	☑
Weather conditions	☑			☑	☑
Biomass-based diesel demand		☑		☑	☑
Population		☑
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density		☑
Cooking methods and eating habits, which can be impacted by the economy		☑
Number of slaughter kills in the United States			☑
Demand for inedible animal fat from other markets			☑
Demand for canola oil for food use				☑
Canola crush margin				☑
Canola meal demand				☑
Crop disease				☑	☑
Palm oil supply				☑
Soybean meal demand					☑
South American crop production					☑
Farmer planting decisions					☑
Government policies and subsidies					☑
During 2015, 85% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oil.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock from December 2011 to September 30, 2016. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Historically, our results of operations generally benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from December 2011 to September 30, 2016.

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

In the first nine months of 2016, NY Harbor ULSD prices ranged from $1.13 per gallon in January to $1.58 per gallon in June with the nine-month average price of $1.30 per gallon. The US crude oil production has been increasing while crude inventories decreased due to US refineries operating at a high utilization rate during the first half of the year.  During late September, OPEC made statements that the group is willing to cut production to help balance world crude supply and demand helped support energy prices in late September and into October.  Feedstock prices trended higher in the first nine months of 2016, led by the tightness in the palm oil market and strong biodiesel demand for fats and inedible corn oil.  The soybean crop yield is expected to be at record high in the fall of 2016.  US cattle slaughter numbers in 2016 are higher than prior year numbers, as the cattle industry is in an expansion phase. Hog slaughter has remained consistent with the prior year numbers, staying at a historically high level.

Risk Management
The profitability of producing biomass-based diesel largely depends on the spread between prices for feedstocks and biomass-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that mitigate the impact on our margins from price volatility in feedstocks and biomass-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and reviews.

Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2015 and the first nine months of 2016. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management gains of $5.9 million, but losses of $28.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2016, respectively, compared to gains of $23.3 million and $19.4 million for the three and nine months ended September 30, 2015. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
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

Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel were produced and/or imported in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel were produced and/or imported, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production and/or imports in 2011, 2012 and 2013 was in excess of continued expanding RFS2 volume requirements. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. Biomass-based diesel production and/or imports, as reported by EMTS was 1.81 billion gallons for 2015, 600 million gallons higher than 2014. In the first three quarters of 2016, according to EMTS data, 1.8 billion gallons of biomass-based diesel was produced and/or imported into the U.S., compared to the equivalent 1.34 billion gallons over the same period in 2015.
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

Goodwill impairment
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. At September 30, 2016 and December 31, 2015, the Company had goodwill in the Services reporting unit. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
We engage an independent external valuation specialist to provide assistance in measuring the fair value of our Services reporting units using an income approach. The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the Services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the Biomass-based Diesel reporting unit were used to determine the reporting unit’s fair value.
The annual impairment test at July 31, 2016 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 16%. No impairment of goodwill was recorded for the nine months ended September 30, 2016 or during 2015 relating to the Services reporting unit.
Results of Operations
Three and nine months ended September 30, 2016 and 2015
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gallons sold	163.1	120.0	411.2	275.9
Average B100 price per gallon	$3.14	$2.57	$3.22	$2.88

Revenues	$624,640	$394,856	$1,480,811	$999,536
Cost of goods sold	577,292	390,451	1,391,215	994,652
Gross profit (loss)	47,348	4,405	89,596	4,884
Selling, general and administrative expenses	20,799	18,468	61,426	51,268
Research and development expense	4,805	3,527	13,158	11,778
Gain on involuntary conversion	(3,470)	—	(8,010)	—
Income (loss) from operations	25,214	(17,590)	23,022	(58,162)
Other income (expenses), net	(2,912)	869	2,130	(630)
Income tax (expense) benefit	1,203	1,050	(821)	2,654
Net income (loss)	23,505	(15,671)	24,331	(56,138)
Less: Net income (loss) attributable to noncontrolling interest	63	4	201	(355)
Net income (loss) attributable to the Company	23,442	(15,675)	24,130	(55,783)
Effect of participating share-based awards	(513)	—	(462)	—
Net income (loss) attributable to the Company's common stockholders	$22,929	$(15,675)	$23,668	$(55,783)

Revenues. Our revenues increased $229.8 million and $481.3 million, or 58% and 48%, to $624.6 million and $1,480.8 million, respectively, for the three and nine months ended September 30, 2016 from $394.9 million and $999.5 million for the three and nine months ended September 30, 2015, respectively. This increase was primarily due to the increase in government incentives revenue as the 2016 BTC was in effect since the beginning of 2016 while the 2015 BTC was not reinstated until December 2015. In addition, the increase in the gallons sold and improving average selling price during the third quarter also contributed to the growth in total revenues.
Biomass-based diesel revenues including government incentives increased $229.3 million and $479.8 million, or 58% and 48% to $624.1 million and $1,479.2 million for the three and nine months ended September 30, 2016, respectively, from $394.8 million and $999.4 million for the three and nine months ended September 30, 2015, respectively. The BTC was in effect since the beginning of 2016 and contributed $99.3 million and $237.8 million to the increase in biomass-based diesel revenue for the three and nine months ended September 30, 2016, respectively. Gallons sold increased by 43.1 million and 135.3 million, or 36% and 49%, to 163.1 million and 411.2 million gallons for the three and nine months ended September 30, 2016, respectively, compared to 120.0 million and 275.9 million gallons for the three and nine months ended September 30, 2015, respectively. Our average B100 sales price per gallon increased $0.57, or 22%, to $3.14 and $0.34, or 12%, to $3.22 for the three and nine months ended September 30, 2016, respectively, compared to $2.57 and $2.88 for the three and nine months ended September 30, 2015, respectively. The fluctuations in average sales price contributed to a $68.4 million increase in revenues for the three months ended September 30, 2016 and a $93.8 million decrease in revenues for the nine months ended September 30, 2016, respectively, when applied to the number of gallons sold during the same periods of 2015. The increase in gallons sold for the three and nine months ended September 30, 2016 accounted for a revenue increase of $135.3 million and $435.7 million for the three and nine months ended September 30, 2016, respectively, using pricing for the same periods of 2016. Sales of separated RIN inventory were $104.6 million and $191.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $61.9 million and $142.5 million for the three and nine months ended September 30, 2015, respectively.
Costs of goods sold. Our costs of goods sold increased $186.8 million and $396.6 million, or 48% and 40%, to $577.3 million and $1,391.2 million for the three and nine months ended September 30, 2016, respectively, from $390.5 million and $994.7 million for the three and nine months ended September 30, 2015, respectively. Costs of goods sold as a percentage of revenues were 92% and 94% for the three and nine months ended September 30, 2016, respectively, and 99% and 100% for the three and nine months ended September 30, 2015, respectively. The decrease in cost of goods sold as a percentage of revenues during the three and nine months ended September 30, 2016 was primarily due to the increase in the revenues from having the BTC in place to start 2016, mitigated slightly from an increase in feedstock prices, which were influenced by an increase in palm oil prices and strong biodiesel demand.
Biomass-based diesel costs of goods sold increased in the three and nine months ended September 30, 2016 due to a 36% and 49% increase, respectively, in gallons sold. Average lower cost feedstocks prices were $0.29 and $0.28 per pound for the three and nine months ended September 30, 2016, respectively, as compared to $0.28 per pound for both three and nine months ended September 30, 2015. Soybean oil costs were $0.33 per pound for both three and nine months ended September 30, 2016, and $0.32 per pound for both three and nine months ended September 30, 2015. Results for the quarter were also affected by reduced operating days at the Company’s Geismar facility, related to local area flooding in August and pulled forward scheduled maintenance from October to September. We recorded risk management gains of $5.9 million, but losses of $28.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2016, respectively, compared to risk management gains of $23.3 million and $19.4 million for the three and nine months ended September 30, 2015, respectively. This fluctuation in risk management gains and losses for the three months ended September 30, 2016 is mainly attributable to the increase in energy prices in the last week of September resulting from an announcement by OPEC of a purported reduction in output. The losses in risk management year to date was mainly due to the changes in New York Mercantile Exchange NY Harbor ULSD index during the three months ended June 30, 2016 resulting from changes in market value of various hedging instruments used to protect cash margins in the current and future periods. Costs of goods sold for separated RIN inventory sales were $108.9 million and $196.6 million for the three and nine months ended September 30, 2016, respectively and $50.3 million and $137.3 million for the three and nine months ended September 30, 2015, respectively. Lower of cost or net realizable value writedown on RINs were $10.6 million and $15.0 million for the three and nine months ended September 30, 2016, respectively and $3.6 million and $7.1 million for the three and nine months ended September 30, 2015, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $20.8 million and $61.4 million, or 3% and 4% of total revenue, for the three and nine months ended September 30, 2016, respectively and $18.5 million and $51.3 million, or 5% and 5% of total revenue, for the three and nine months ended September 30, 2015, respectively. This represents an increase of $2.3 million and $10.2 million, or 13% and 20%, over the same respective periods of last year. The increase year over year was primarily due to $3.3 million increases in employee related expenses as headcount increased from prior year acquisitions supporting growth and $2.3 million increases in legal and professional expenses, largely associated with international expansion and to support our growth.

Research and development expense. Our research and development expenses were $4.8 million and $13.2 million for the three and nine months ended September 30, 2016, respectively, compared to $3.5 million and $11.8 million for the three and nine months ended September 30, 2015, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Gain on involuntary conversion. This represented the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April 2015 fire at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fire. The proceeds received for property damage during the third quarter of 2016 were final and have been approved and paid by the insurance carriers.
Other income (expense), net. Other expense was $2.9 million and other income $2.1 million for the three and nine months ended September 30, 2016, respectively, compared to other income of $0.9 million and other expense of $0.6 million for the same periods in 2015, respectively. Other income (expense) is primarily comprised of change in value of contingent consideration, interest expense, interest income and the other non-operating items. Other income (expense), net for the three and nine months ended September 30, 2016 also included a gain on debt extinguishment of $0.2 million and $2.3 million related to the repurchase of $6.0 million and $69.9 million principal amount of the 2019 Convertible Notes for the three and nine months ended September 30, 2016, respectively and changes in fair value of convertible debt conversion liability of $3.0 million and $16.4 million for the three and nine months ended September 30, 2016, respectively, related to the newly issued 2036 Convertible Notes.
Income tax benefit (expense). We recognized an income tax benefit of $1.2 million and tax expense of $0.8 million for the three and nine months ended September 30, 2016, respectively, as compared to tax benefit of $1.1 million and $2.7 million for the same periods in 2015, respectively. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

(In thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss)	$23,505	$(15,671)	$24,331	$(56,138)
Adjustments:
Income tax expense (benefit)	(1,203)	(1,050)	821	(2,654)
Interest expense	4,487	2,921	11,536	8,592
Gain on involuntary conversion	(3,470)	—	(8,010)	—
Gain on bargain purchase	—	(5,358)	—	(5,358)
Other (income) expense, net	(2,699)	462	(18,349)	(1,882)
Change in fair value of contingent liability	1,124	1,106	4,680	(722)
Straight-line lease expense	(73)	(19)	(247)	(322)
Depreciation	7,949	6,261	23,447	18,008
Amortization	(129)	(199)	(403)	(624)
Other	—	(4)	—	355
Biodiesel tax credit (1)	—	27,264	—	65,892
Non-cash stock compensation	2,133	1,191	4,067	3,427
Adjusted EBITDA	$31,624	$16,904	$41,873	$28,574

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
Liquidity and Capital Resources
Sources of liquidity. At September 30, 2016, the total of our cash and cash equivalents was $86.5 million compared to $47.1 million at December 31, 2015. At September 30, 2016, we had total assets of $1,020.1 million compared to $1,223.6 million at December 31, 2015. At September 30, 2016, we had term debt before debt issuance costs of $218.7 million, compared to term debt of $256.6 million at December 31, 2015. There were $6.4 million in outstanding borrowings on our revolving lines of credit at September 30, 2016, compared to $23.1 million at December 31, 2015. Availability under the Wells Fargo / Fifth Third and Bankers Trust revolvers was $68.0 million as of September 30, 2016. We were in compliance with all restrictive financial covenants associated with the borrowings as of September 30, 2016.
Our term debt (in thousands) is as follows:

	September 30, 2016	December 31, 2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$112,755	$—
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	66,619	126,053
REG Geismar GOZone bonds, secured, variable interest rate of daily LIBOR, due in October 2033	—	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	8,800	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	13,789	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	2,898	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,651	3,901
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	9,500	5,225
Other	709	908
Total term debt before debt issuance costs	$218,721	$256,562
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
Bankers Trust Line of Credit
On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30.0 million. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. As of September 30, 2016, there was $1.9 million outstanding under the Line of Credit with Bankers Trust.
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
REG Geismar

Our subsidiary, REG Geismar, LLC, or REG Geismar, was the obligor with respect to $100.0 million aggregate principal amount of Gulf Opportunity Zone tax-exempt bonds, or GOZone Bonds, originally due in October 2033, through a loan agreement with the Louisiana Public Facilities Authority. REG Geismar’s payment obligations on the GOZone Bonds were supported by a letter of credit issued by a financial institution. REG Geismar was party to an agreement to reimburse the financial institution for any draws on the letter of credit and that obligation was secured by a $101.3 million certificate of deposit by us and pledged in favor of the financial institution. On September 6, 2016, REG Geismar caused the Louisiana Public Facilities Authority to call for redemption all of the outstanding GOZone Bonds as of September 6, 2016. The redemption was funded by application of the funds generated by release of the certificate of deposit.

Wells Fargo and Fifth Third Revolver

On September 30, 2016, REG Services Group, LLC and REG Marketing & Logistics, LLC, our wholly-owned subsidiaries entered into a Joinder and Amendment No. 11 to Credit Agreement (the “Amendment”) to that certain Credit Agreement originally dated as of December 23, 2011, by and among Borrowers, the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, and Fifth Third Bank, as a new lender (as amended, the “Revolving Credit Agreement”). Pursuant to the Amendment, the maximum commitment of the Lenders under the Revolving Credit Agreement to make revolving loans was increased from $60.0 million to $150.0 million and an accordion feature was added to the Revolving Credit Agreement, which allows us to request commitments for additional revolving loans in aggregate amount not to exceed to $50.0 million subject to customary conditions, including the consent of Lenders providing such additional commitments. The Amendment extends the maturity date of the Revolving Credit Agreement to September 30, 2021.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by operating activities	$71,138	$99,057
Net cash flows used in investing activities	(48,783)	(73,315)
Net cash flows provided by (used in) financing activities	16,725	(21,348)
Net change in cash and cash equivalents	39,080	4,394
Cash and cash equivalents, end of period	$86,531	$66,817
In the first nine months of 2016, we generated $71.1 million of cash in operations. We received approximately $243.7 million related to the 2015 reinstatement of the BTC, of which $148.7 million was paid to our vendors and customers. In addition, approximately $10.5 million and $13.7 million of operating cash was used to build up our raw materials, finished goods and RINs inventory. Our net cash flows provided by investing activity was impacted by the release of our restricted cash related to the early redemption of the GOZone Bonds, which was offset by the use of cash to acquire certain assets of Sanimax Energy, along with expenditures made for continued biorefinery capital improvements. Financing activities were impacted by the issuance of the 2036 Convertible Notes and the early redemption of the GOZone Bonds. Total proceeds from the issuance of the 2036 Convertible Notes after issuance costs were approximately $147.4 million, $60.9 million of which was used to extinguish a portion of the convertible notes issued in 2014 and $35.1 million of which was used to fund additional share repurchases, in addition to payments made under our share repurchase programs and the additional $6 million repurchase of the 2019 convertible notes in September 2016.
Capital expenditures. We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas, one in Clovis, New Mexico and a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $165 million to $270 million in the aggregate based upon the capabilities we could choose to implement at each facility, excluding working capital requirements, would be required before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities.
During the nine month ended September 30, 2016, our capital expenditures were $42.8 million, including $13.9 million towards the $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. We began a $7.0 million upgrade project at our newly acquired Madison facility in the second quarter of 2016. Our budgeted capital expenditures for the remainder of 2016 are approximately $10 million to $20 million, including upgrades to Madison, Geismar and Grays Harbor facilities, amongst others. We may enter into additional tolling arrangements with third parties from time to time where third parties will produce biomass-based diesel on our behalf using our feedstocks. Such arrangements may require investments of additional working capital during the tolling periods.
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
Commodity Price Risk
Over the period from January 2010 through September 30, 2016, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.47 per gallon during this period. Over the period January 2010 to September 30, 2016, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.48 per gallon of biodiesel, in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4249 per pound, or $3.19 per gallon. Over the period from January 2010 through September 30, 2016, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.3475 per pound during this period. Over the period from July 2010 through September 30, 2016, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.86 during this period.
Adverse fluctuations in feedstock prices as compared to biomass-based diesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first three quarters of 2016. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2016 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	413.4	gallons	10%	$(259.6)	(277.34)%
Total Lower Cost Feedstocks	1,591.4	pounds	10%	$(86.8)	(92.77)%
Total Canola Oil	404.6	pounds	10%	$(26.6)	(28.4)%
Total Soy Oil	221.9	pounds	10%	$(14.5)	(15.5)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $13.1 million. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect on the fair value of these instruments of $1.7 million.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended September 30, 2016 was 4.01% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
In connection with the preparation of this Quarterly report, the Company, under the direction of our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the third quarter 2016 close process, the Company identified certain errors in its previously reported interim financial statements for the quarter ended March 31, 2016. The errors resulted from the Company’s sales contract review control related to recognition of biomass-based diesel sales not operating effectively - resulting in an overstatement of biomass-based diesel sales and a corresponding understatement of accounts payable, deferred income taxes and tax expense for the quarters ended March 31, 2016 and June 30, 2016. This material weakness has not been remediated as of September 30, 2016, and due to this, the Company concluded that its internal control over financial reporting was not effective as of June 30, 2016 and September 30, 2016.
The deficiencies noted above could result in a misstatement of revenue and related accounts and disclosures that could be material to our financial statements; therefore, they represent a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have made and will continue to make improvements to our internal control over financial reporting. Management, with oversight from our Audit Committee, has identified and has begun executing actions that we believe will remediate the material weakness described above once fully implemented and operating for a sufficient period of time and have begun to take the following actions:

•
The sales contract review control was further enhanced from a quarterly meeting to a periodic meeting noting, among other data, any sharing agreements regardless of having the biodiesel mixture excise tax credit in place or not, as well as expanding meeting members to include treasury and tax personnel as well as sales and accounting personnel; and

•	Increase education, training, support and oversight of our employees tasked with the identification and evaluation of sales contract with nonstandard terms.
Until the remediation steps set forth above are fully implemented and operating for a sufficient period of time, the material weakness will continue to exist. Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2016, June 30, 2016 and September 30, 2016, we have concluded that the interim condensed consolidated financial statements in this Form 10-Q for the quarter ended September 30, 2016 fairly present, in all material respects, our financial condition, results of operations and cash flows in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Energy prices, particularly the market price for crude oil, started to rebound in the first half of 2016. However, they significantly decreased throughout 2015. The price we sold our biomass-based diesel also significantly decreased from an average of $3.62 per gallon in 2014 to $2.97 per gallon in 2015. The average selling price of our biomass-based diesel was $3.22 per gallon in the first nine months of 2016. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. While RINs prices, as reported by Oil Price Information Service, or OPIS were less volatile in the first three quarters of 2016 from a low of $0.70 in January to a high of $1.05 in July, there was a significant decline in RIN prices throughout 2015, with RIN prices starting the year at $0.92 per RIN, dipping below $0.40 per RIN in September 2015 and ending the year at $0.72 per RIN, as reported by OPIS. There was significant volatility in RIN prices during 2014, with a decline in the second and third quarters of 2014, and subsequent increase in the fourth quarter, finishing the year at its peak at $0.77 per RIN, as reported by OPIS. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in 2015 and prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.26 in 2012, $1.61 in 2013, $0.92 in 2014, $1.09 in 2015 and $1.23 in the third quarter of 2016, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.65 in 2012, $1.19 in 2013, $0.65 in 2014, $0.58 in 2015 and $0.85 in the third quarter of 2016, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. From 2012-2015, approximately 85% of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15% was virgin vegetable oils.

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

Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In the April fire, two employees were injured; in the September fire, one employee and three contractors were injured. Our subsidiary has been named as defendant in lawsuits filed by contractors injured in the September fire and these suits allege that injuries resulted from, among other things, our negligence. We may be subject to additional litigation in connection with these incidents. In addition, on March 3, 2016 the Occupational Safety and Health Administration, or OSHA, issued a citation and notification of penalty regarding the September 2015 incident, citing three “willful” safety violations. We are currently working with OSHA to resolve or abate these citations.
As a result of the fires, our Geismar facility was shut down from April 2015 through early March 2016 while repairs and upgrades were completed. Our Geismar facility began start-up operations in early March 2016, although the plant did not achieve full capacity operation for a couple months due to variable sales opportunities and the start-up process. While we expect a significant portion of the costs associated with the Geismar fires will be covered by insurance, our insurance company may dispute coverage and we may be subject to costs and penalties that are not covered by insurance. Accordingly, as a result of these two incidents at the Geismar facility, we may incur significant additional costs, including potential liability for damages or injuries, legal expenses and loss of profit, which could seriously harm our results of operations and financial condition.
A majority of our facilities are also located in the Midwest, which is subject to tornado activity. Furthermore, REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast location, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding. Every one of our plants could incur damage from other natural disasters as well. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition.

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

We have not generated any significant revenue from sales of renewable chemicals to date and we expect to incur additional costs and face significant challenges to develop this business.
In January 2014 we entered the market for renewable chemicals through our acquisition of a proprietary microbial fermentation technology and related assets. To date, we have incurred significant research and development costs and have not generated any significant revenues from this business which remains largely at a pre-commercial stage. In addition, in order to generate revenue from our renewable chemical products that we may develop, we must be able to produce sufficient quantities of those products. Accordingly, we would need to partner with a third party fermentation facility, or purchase or construct a production facility, which would involve a significant capital expenditure by us.
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
At September 30, 2016, our total term debt before debt issuance costs was $218.7 million. This includes $112.8 million aggregate carrying value on our recently issued $152.0 million face amount, 4.00% convertible senior notes due in June 2036, $66.6 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019 that we issued in June 2014, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At September 30, 2016 , there were $6.4 million of borrowings made under our revolving lines of credit, all of which we guarantee. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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

In connection with the preparation of our quarterly report for the third quarter of 2016, we identified a material weakness in internal control over financial reporting relating to our biomass-based diesel sales contract review process. Until the remediation steps we have undertaken to address this material weakness are fully implemented and operating for a sufficient period of time, the material weakness will continue to exist. If we or our independent registered public accounting firm discover material weaknesses, the disclosure of that fact could harm the value of our stock and our business.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. The program was in effect through October 31, 2016. During the three months ended June 30, 2016, we used up the remaining $0.9 million to repurchase 90,654 shares of our Common Stock under this program.
In March 2016, the Company's board of directors approved a repurchase program of up to $50.0 million of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30.0 million common stock repurchase program announced in February 2015, the Company may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. During the three months ended September 30, 2016, the Company repurchased 627,522 shares of Common Stock. The repurchases of the three months ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
March 2016 Share and Convertible Debt Repurchase Program:
July 2016 (July 1, 2016 to July 31, 2016)	500,000	$8.88	4,942,823	$7,100,000
August 2016 (August 1, 2016 to August 31, 2016)	57,561	$9.50	5,000,384	$6,600,000
September 2016 (September 1, 2016 to September 30, 2016)	69,991	$8.40	5,070,375	$—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Revision of Prior Period Financial Statements (in thousands)
During the third quarter 2016 close process, we identified errors in our previously reported interim financial statements pertaining to certain biomass-based diesel sales completed in the quarter ended March 31, 2016. The Company sold biomass-based diesel under contracts entered into before the reinstatement of the federal biodiesel mixture excise tax credit, or the BTC, on December 18, 2015, and some of the sales under such contracts were not completed until the first quarter of 2016. As previously reported in the Company's Quarterly Reports and Annual Reports, uncertainty over the reinstatement of the BTC led us and some other market participants to include a BTC sharing provision in some sales contracts to share the BTC when or if reinstated. Typically, contracts including a BTC sharing provision would be amended upon reinstatement of the BTC to be net of the buyer’s agreed share of the BTC and future deliveries would have been invoiced reflecting the amended contract. The BTC sharing provisions were interim provisions, intended to cover only sales made while it was uncertain whether the BTC would be reinstated; the BTC sharing provisions are typically not included in contracts entered into during periods when the BTC is in effect.
In some instances, sales contracts entered into but not completed before December 31, 2015 were not subsequently amended to delete the BTC sharing provision, and buyers were invoiced for the gross market price rather than the market price net of the buyer’s agreed share of the BTC. These errors resulted in an overstatement of biomass-based diesel revenue of $7,724 and a corresponding understatement of accounts payable, deferred income taxes, and income tax expense of $7,724, $850 and $850, respectively for the three months ended March 31, 2016 and the six months ended June 30, 2016.
The correction decreased biomass-based diesel sales by $7,724 for the three months ended March 31, 2016 (from previously reported $247,164 to $239,440) and decreased net income (loss) by $8,574 (from the previously reported net income of $1,686 to a net loss of $6,888). The correction also decreased biomass-based diesel sales by $7,724 for the six months ended June 30, 2016 (from previously reported $707,279 to $699,555) and decreased net income (loss) by $8,574 (from the previously reported net income of $ 8,810 to a net income of $236). This correction is reflected in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2016.
Based on an evaluation of all relevant facts, the Company assessed the materiality of these errors on the first and second quarter interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, codified in the Accounting Standards Classification (ASC) 250, Presentation of Financial Statements. The Company concluded under ASC 250 that the correction was immaterial to the Company’s results for the three months ended March 31, 2016 and six months ended June 30, 2016 and an amendment of previously filed reports was not required. In accordance with ASC 250, the Company elected to correct these errors by revising the consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q. This correction will be reflected in future 10-K and 10-Q filings.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1	Form of Performance Restricted Stock Unit Award Agreement#
10.2
Joinder and Amendment No. 11 to Credit Agreement, dated as of September 30, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016).

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

# Management contract or compensatory plan, contract or arrangement
* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated:	November 4, 2016	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2016	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 4, 2016	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)