Form 10-K
period 2016-12-31
Renewable Energy Group, Inc.
filed 2017-03-10
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of Common Stock held by non-affiliates was $337,816,047.
As of February 28, 2017, 38,565,260 shares of Common Stock of the registrant were issued and outstanding.
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
General
We focus on providing cleaner, lower carbon intensity products and services. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2016, we sold 567 million gallons and had revenues of $2.0 billion. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals.
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany, and 13 of which produce biodiesel or renewable hydrocarbon diesel and have an aggregate nameplate production capacity of 502 million gallons per year, or mmgy. We also operate one microbial fermentation facility in connection with our development of renewable chemicals and one feedstock processing facility. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing through a network of terminals, positions us to serve the market for biomass-based diesel and other advanced biofuels along with other products and services.
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
We are in the process of developing renewable chemicals through our development-stage industrial biotechnology business, REG Life Sciences, which uses proprietary microbial fermentation processes to produce renewable chemicals, fuels and other products. Fatty acids are one of three product areas REG Life Sciences has focused on, along with esters and alcohols.
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
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. We began production at the Geismar facility in October 2014 after our completion of certain upgrades. The facility was idle from April 2015 to March 2016 while repairs were made related to the two separate fires that occurred at the facility in April and September 2015. Our Geismar facility has been running at high run rates since early October 2016.
We also expanded our business internationally by acquiring a majority interest in Petrotec AG ("Petrotec"), in December 2014. During 2015 and 2016, we acquired additional shares in Petrotec through cash tender offers and purchases on the open market. At December 31, 2016, we owned approximately 91% of Petrotec's outstanding shares. In January 2017, we completed the acquisition of the remaining minority interest in Petrotec and now own 100% of its outstanding shares. Petrotec is a fully-integrated company utilizing used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Emden and Oeding, Germany.  Our production capacity in Europe is approximately 50 mmgy.
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
In March 2016, we acquired our 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin, REG Madison, LLC, which produces biodiesel from yellow grease, rendered animal fats, and inedible corn oil, in addition to refined vegetable oils using our patented technology currently in use at our Seneca, Illinois plant. The facility has both truck and rail capabilities.
Plant Network

Our production network in North America consists of the following owned facilities:

Property	Nameplate[1] Production Capacity (mmgy)	Estimated Production Capacity for Current Feedstock Mix as of December 31, 2016 (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa	12	12	2002	Refined Oils and Fats
Albert Lea, Minnesota	30	30	2005	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	30	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	35	2008	Refined Oils and Fats
Danville, Illinois	45	45	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	60	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	14	2013	Crude, High FFA and Refined Oils and Fats
Ellenwood, Georgia [2]	15	n/a	n/a	N/A
Mason City, Iowa	30	30	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana [3]	75	75	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee, Florida [4]	n/a	n/a	2014	n/a
Grays Harbor, Washington	100	92	2015	Refined Oils and Fats
Madison, Wisconsin [5]	20	20	2016	Crude, High FFA and Refined Oils and Fats
Partially Constructed Facilities			% Complete
St. Rose, Louisiana	60	n/a	~45%	Crude, High FFA and Refined Oils and Fats
Emporia, Kansas	60	n/a	~20%	Crude, High FFA and Refined Oils and Fats
Clovis, New Mexico	15	n/a	~50%	Crude, High FFA and Refined Oils and Fats

1	The nameplate capacity listed above is based on original plant design.

2	Idled by prior owner at time of our purchase and remains idled pending repairs or upgrades. We have not yet set a production date.

3	Plant commenced operations in March 2016 after being shut down since April 2015 due to two separate fires that occurred in April and September 2015.

[4]	Okeechobee is a demo-scale microbial fermentation facility for the development and production of renewable chemicals, fuels and other products.

[5]	Acquired in March 2016 from Sanimax Energy.

Our production network in Europe consists of the following facilities:

Property	Nameplate Production Capacity[1] (million gallons)	Estimated Production Capacity for Current Feedstock Mix as of December 31, 2016 (million gallons)	Operations Commenced	Feedstock Capability
Emden, Germany	27	27	2008	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	23	23	2001	Crude, High FFA and Refined Oils and Fats

1
The nameplate capacity listed above is based on the output of the original plant design. In Germany, nameplate capacity can be based on input, which is 30 mmgy for Emden and 26 mmgy for Oeding or 185,000 metric tons for these two locations.

In addition to the production facilities and fermentation facility listed above, we maintain a testing laboratory at our corporate headquarters in Ames, Iowa, which allows us to test various feedstocks for conversion into biomass-based diesel, as well as various manufacturing processes available in the production of biomass-based diesel. We also have a regional office in Tulsa, Oklahoma, focused on maintaining and developing advanced biofuel technologies and renewable chemicals. Our industrial biotechnology research and development activities, conducted in South San Francisco, are dedicated to the development of renewable chemicals, advanced biofuels and other products using our proprietary microbial fermentation technology.
Our Feedstocks and Other Inputs
Our ability to use a wide range of feedstocks gives us the flexibility to respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to change our processing techniques to accommodate different feedstocks and feedstock mixes. In 2016, approximately 72% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or rendered animal fat feedstock and the remaining 28% was from refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in quantities ranging from truckload to railcar to water vessel to pipeline. There is no established futures market for lower cost feedstocks. Inedible corn oil is typically purchased in nearby forward positions of one to three months, and occasionally longer, on fixed priced contracts. We generally purchase used cooking oil and rendered animal fats on one to four week forward positions using fixed pricing or an indexed price compared to a published index such as USDA reports or recognized industry price reports such as The Jacobsen or Informa. Soybean and canola oils can be purchased on a spot or forward contract basis from a number of suppliers and pricing for these vegetable oils is compared to the broadly traded Soybean Oil Index of the Chicago Mercantile Exchange (CME).
From time to time, we work with developers of next generation feedstocks, such as algae and camelina, to assist them in bringing these new feedstocks to market. We have converted several of these feedstocks, as well as other second generation feedstocks, into high quality biomass-based diesel in our laboratory and production facilities. We believe we are well positioned to incorporate many new feedstocks into our production process as they become commercially available.
We procure methanol, chemical catalysts used in our production process such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price such as the JJ&A Methanol report or Southern Chemical (SSC) report.
Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biomass-based diesel facilities is equipped with an on-site rail loading system, a truck loading system, or both. Our Seneca biorefinery near the Illinois River has direct barge access supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. We lease 484 railcars for transportation and lease biomass-based diesel storage tanks in 49 terminals as of December 31, 2016. In general, the terminals where we lease our biomass-based diesel storage tanks are petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal leases typically have one- to three-year terms and are generally renewable subject to certain terms and conditions. During 2016, we have sold our various products in 47 states, four provinces in Canada, Peru, as well as Europe.

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
In establishing our risk management strategies, we draw from our own in-house risk management expertise and we consult with industry experts. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience and expertise gives us a more sophisticated and global view of the fluctuating commodity markets for raw materials and energy, which we then can incorporate into our risk management strategies.
Seasonality
Biodiesel producers have experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during winter in most states due to blending concentrations being reduced. To mitigate some of these seasonable fluctuations in demand, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from lower cost feedstocks, thus allowing that product to have improved cold-weather performance.
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
Competition
We face competition from producers and suppliers of petroleum-based diesel fuel, from other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are product quality, both biomass-based diesel and RIN quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable hydrocarbon diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biomass-based diesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We are also in competition with producers of renewable hydrocarbon diesel, such as Neste Oil, which has approximately 882 million gallons of renewable hydrocarbon diesel production capacity in Asia and Europe and Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International with approximately 160 million gallons of production capacity and plans to grow its capacity to 275 million gallons by end of 2017. Renewable hydrocarbon diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable hydrocarbon diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Neste Oil has greater financial resources than we do.
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
We also face competition from independent biodiesel producers. Most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of these competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biomass-based diesel traders such as US Oil, NGL, Noble, Shell, Tenaska, Vitol and others. These trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
Segment and Geographic Information

We re-assess our reportable segments on an annual basis. Prior to 2015, our business was organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. As a result of the increased activities surrounding our renewable chemicals business, in 2015 we began reporting a new segment, Renewable Chemicals, which was previously included in the Biomass-based Diesel segment. Financial and geographic information regarding our segments can be found in Note 18 to our consolidated financial statements included under Part II, Item 8 of this report.
Government Programs Favoring Biomass-Based Diesel Production and Use
The biomass-based diesel industry benefits from numerous federal and state government programs, the most important of which is RFS2.
Renewable Fuel Standard
On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable hydrocarbon diesel. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, required 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts to be determined by the United States Environmental Protection Agency, or EPA, subject to the Office of Management and Budget, or OMB, approval. On November 30, 2015, the EPA issued the final 2014 through 2016 RVO rules whereby the biomass-based diesel volumes were set at 1.63 billion, 1.73 billion, 1.90 billion gallons for 2014, 2015 and 2016, respectively. In November 2016, the EPA issued the final 2017 biomass-based diesel volume at 2 billion gallons and additionally set the 2018 target at 2.1 billion gallons.
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
The RFS2 requirement for advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable hydrocarbon diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol, so long as it meets the 50% greenhouse gas reduction requirement. The advanced biofuel requirement was 2.88 billion gallons in 2015, 3.61 billion gallons in 2016, and 4.28 billion gallons in 2017.
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
The value of RINs is significant to the price of biomass-based diesel. In 2015, RIN prices as a percentage contribution to the average B100 spot price, as reported by OPIS fluctuated significantly throughout the year and range from a low of $0.58 per gallon, or 23%, in September to a high of $1.55 per gallon, or 53%, in January. In 2016, RIN prices as a percentage contribution to the average B100 spot price, as reported by OPIS fluctuated significantly throughout the year and range from a low of $1.05 per gallon, or 37%, in September to a high of $1.89 per gallon, or 54%, in January.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, when in effect, provides a $1.00 per gallon excise tax credit to the first blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The BTC can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The BTC again lapsed as of December 31, 2011 and on January 2, 2013, it was again reinstated, retroactively for 2012 and through December 31, 2013. The BTC lapsed again on December 31, 2013 and was retroactively reinstated for 2014 on December 19, 2014. On December 18, 2015, the BTC was reinstated for 2015 and was in effect until December 31, 2016. The BTC is best thought of as an incentive shared across the entire value chain through routine, daily trading and negotiation.  The BTC lapsed again on January 1, 2017, but is generally expected to return even though timing and form of the incentive, if reinstated, are uncertain.
California Low Carbon Fuel Standard Credits
The California Low Carbon Fuel Standard, or LCFS, regulation is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” (CI) score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. In other words, excess CI reductions from one type of fuel (e.g. diesel) can be used to offset insufficient reductions in another fuel (e.g. gasoline).
We get CI credits when we sell qualified biomass-based diesel into California. CI credits ranged from $56 per metric ton to $129 per metric ton in 2016.
Other State Programs
According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. For example, Illinois offers an exemption from the generally applicable 6.25% sales tax on fuel for biomass-based diesel blends that incentivizes blending at 11% biomass-based diesel, or B11, through December 31, 2018. Illinois’ program has made that state one of the largest biomass-based diesel markets in the country. Since 2006, Iowa has had in place a retailer’s incentive for blended fuel which has been modified over time. For 2013 through 2017, retailers earn $0.045 per gallon of B5. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa recently enacted an increase in its excise tax on fuel, which is three cents per gallon less for B11 or higher blends than the diesel fuel tax. In Texas, the biomass-based diesel portion of biomass-based diesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100.
Currently, Minnesota law requires a B5 biodiesel blend throughout the entire year. In 2014, the law required the state to increase blends to a B10 blend in the summer months. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania and Washington have all adopted legislation requiring biomass-based diesel blends beginning at B2 (and B5 in New Mexico) with incremental increases, provided certain feedstock or production minimums are met. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biomass-based diesel blends in home heating oil. In October 2016, the City of New York has adopted legislation requiring biomass-based diesel blends at a 5% rate for heating oil starting on October 1, 2017 and the blend level then moves to 10% in 2025, 15% in 2030 and 20% in 2034. In addition, Oregon and Washington State have been in the process of developing and implementing their own low carbon fuel programs. Oregon is currently engaged in the rulemaking process.
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

Date	Events	Description
June 2008	Houston facility	We acquired our Houston facility from U.S. Biodiesel Group, Inc., or USBG, through a transaction which included an equity investment in us by USBG.
February through April 2010	Danville, Newton and Seneca facilities
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

September 2010	Clovis facility	We acquired for stock the partially constructed Clovis facility.
July 2011	Albert Lea facility	We acquired for stock all the assets and certain liabilities of SoyMor cooperative and SoyMor Biodiesel, LLC.
January 2012	REG IPO	We completed our initial public offering in which we sold 6.8 million shares of our Common Stock at a price to the public of $10.00 per share.
January 2012	Seneca facility	We exercised an option to purchase our Seneca facility, which we previously operated under lease.
October 2012	New Boston facility	We acquired substantially all the assets of North Texas Bio Energy, LLC, or NTBE, including a 15 mmgy nameplate capacity biorefinery in New Boston, Texas.
November 2012	Atlanta facility	We acquired substantially all the assets of BullDog Biodiesel, LLC, or BullDog.
July 2013	Mason City facility
We acquired substantially all of the assets of Soy Energy, LLC's, or the Soy Energy Assets. The Soy Energy Assets consisted of a 30 mmgy nameplate capacity biodiesel facility and related assets located in Mason City, Iowa. We began producing biodiesel at this facility on October 1, 2013.

January 2014	LS9	We acquired substantially all of the assets and liabilities of LS9, a development stage company focused on the use of proprietary technologies to make renewable chemicals and other products.
June 2014	Synthetic Fuels and Geismar facility
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
We acquired 69% equity ownership in Petrotec AG from its majority shareholder. As of December 31, 2016, we owned approximately 91% of Petrotec's shares. On January 2, 2017, we completed the acquisition of the remaining minority interest in Petrotec and own 100% of the equity in Petrotec.

August 2015	Grays Harbor facility	We acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington.
March 2016	Madison facility	We acquired fixed assets and inventory from Sanimax Energy, including the 20 mmgy nameplate capacity biomass-based diesel refinery in DeForest, Wisconsin.
Employees
As of December 31, 2016, we had 703 full-time employees. None of our employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents and expect to file additional patent applications as we continue to pursue technological innovations. We have also developed trade secrets, and have licensed intellectual property related to our biomass-based diesel and industrial biotechnology businesses. We have developed a patented technology that uses microbes to convert sugars to biodiesel in an one-step fermentation process similar to ethanol manufacturing. Some of the patents issued to us do not expire until 2034 and additional patent applications in prosecution if issued will extend beyond 2034.
Customer concentration
Our sales to one customer, Pilot Travel Centers LLC, or Pilot, were $144.8 million, $114.0 million and $231.8 million, representing approximately 8%, 8% and 18% of our total revenues for 2016, 2015, and 2014, respectively. Our revenues from

Pilot generally do not directly include the RINs associated with the gallons of biomass-based diesel sold. The value of those RINs represented approximately an additional 9% and 13% of our total sales in 2016 and 2015, respectively based on the OPIS average RIN price for the year.
Research and development
We devote considerable resources to our research and development programs. Our biomass-based diesel research and development programs have been primarily targeted towards improving the quality and efficiency of the biomass-based diesel production process and developing applications for co-products. Our development stage industrial biotechnology business conducts research and development involving the production of renewable chemicals, additional advanced biofuels and other products from our proprietary microbial fermentation process. In January 2016, ExxonMobil Research and Engineering Company and REG Life Sciences commenced a joint development collaboration to develop technology to produce biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, the Company delivered its first commercial product, a specialty fatty acid. REG developed, produced and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International, a leading specialty manufacturer and supplier of flavor and fragrance ingredients. Fatty acids are one of three product areas REG Life Sciences has focused on, along with esters and alcohols.
We expect our research and development expense to decrease in future periods as the business unit generates collaboration revenue. In November 2016, we commenced a strategic review of the life sciences business. We incurred research and development expense of $18.2 million, $16.9 million, and $12.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Executive Officers of the Registrant
Daniel J. Oh, age 52, has served as our Chief Executive Officer and as a Director since September 2011 and President since April 2009. Mr. Oh served as our Chief Operating Officer from June 2007 to September 2011, our Chief Financial Officer and Executive Vice President from June 2006 to June 2007 and as Secretary from August 2006 until March 2009. From May 2004 to May 2006, Mr. Oh served at Agri Business Group, Inc., or ABG, an agribusiness management consulting firm, including as Associate Director, Director and Vice President. Prior to joining ABG, Mr. Oh served in several different positions, including Senior Financial Analyst, Financial Team Leader and Manager, in the Corporate Finance and Investment Banking area of the Corporate Strategy and Business Development Group at Eli Lilly and Company, a global pharmaceutical company, from August 2001 to May 2004. From 2000 to August 2001, Mr. Oh served as a consultant with McKinsey & Company, a leading consulting firm, where he focused on the pharmaceutical industry. From 1987 to 1998, Mr. Oh served as an officer in the United States Army, earning the rank of Major. Mr. Oh holds an M.B.A. from the University of Chicago with concentrations in finance, accounting and strategic management as well as a B.S. with a concentration in economics from the United States Military Academy. Mr. Oh serves as a director of Waste Resource Management, Inc. Mr. Oh’s employment agreement with us provides that he will serve as a director.
Chad Stone, age 47, has served as our Chief Financial Officer since August 2009. Prior to joining us from October 2007 to May 2009, he was a Director at Protiviti Inc., a global business consulting and internal audit firm. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone has served on executive Board of the Iowa Biodiesel Board since 2011 and was named chair in September 2014. In October 2015, Mr. Stone began serving on the University of Iowa School of Management's Advisory Committee. In November 2015, Mr. Stone was elected to the Governing Board of the National Biodiesel Board. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 54, has served as our Vice President, Manufacturing since February 2008. Mr. Albin also served as Vice President of Construction Services from April 2007 through February 2008. From September 2006 through April 2007, Mr. Albin served as Director, Construction. Prior to joining us, Mr. Albin served as General Manager for West Central, one of our predecessors from July 2006 through September 2006. From November 2002 to January 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations that served the automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin serves on the board of the Iowa Renewable Fuels Association and was the President in 2012, as well as, Vice President in 2011. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.

Gary Haer, age 63, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central and was responsible for developing the marketing and distribution infrastructure for biomass-based diesel sales in the United States. Mr. Haer has over 15 years of experience in the biomass-based diesel industry. Mr. Haer has been elected to various officer positions of the National Biodiesel Board during his tenure from 1998 to 2015. Mr. Haer holds a M.B.A. from Baker University and a B.S. in accounting from Northwest Missouri State University.
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

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
RFS2: The elimination or abatement of federal governmental requirements for the use of biofuels could have a material adverse effect on our revenues and operating margins.
The biomass-based diesel industry relies substantially on federal programs requiring the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel, and governmental programs support a market for biomass-based diesel that might not otherwise exist.
We believe the Renewable Fuel Standard Program is the most important of these government programs in the United States. Under this program, the EPA promulgated a regulation commonly known as RFS2, which became effective on July 1, 2010 and applies through 2022. RFS2 requires consumption of biomass-based diesel fuel, including biodiesel and renewable hydrocarbon diesel, at specified volumes, known as renewable volume obligations, or RVO.
Under RFS2, the EPA is required to set the RVO annually based on a variety of considerations. Over the past several years, the EPA has set the minimum annual consumption volume at increasing levels from 1.28 billion gallons in 2013 to 1.90 billion gallons in 2016. For 2017, the EPA set the minimum annual consumption volume at 2.00 billion gallons and has set 2.10 billion gallons as the minimum annual consumption volume target for 2018.
We believe that much of the increase in demand for our biomass-based diesel since July 2010 is attributable to, and accelerated by, the existence and implementation of RFS2. In addition, we believe that biomass-based diesel prices have received significant support from RFS2 since July 2010.
State requirements and incentives for the use of biofuels increase demand for our biomass-based diesel within such states, but such state requirements and incentives do not increase overall demand for biofuels in excess of RFS2 requirements. Rather, we believe state requirements and tax incentives influence where petroleum refiners and petroleum fuel importers choose to consume the volume requirements established by the EPA under RFS2.
The United States Congress could repeal, curtail or otherwise change RFS2 in a manner adverse to us. Similarly, the EPA could curtail or otherwise change RFS2 in a manner adverse to us, including reducing the RVO to the statutory minimum level of 1 billion gallons. The petroleum industry has generally been opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We cannot predict what changes will be instituted by the new administration or the impact, if any, of these changes to our business. It is possible, however, that future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the EPA and other agencies, or abolish such agencies and any programs thereunder entirely and may adversely affect our business and other businesses within our industry. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services, and/or increase expenses, which could have a material adverse effect on our business, financial condition and results of operations.
Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely affect our revenues and cash flows.

Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins.
Federal and state tax incentives have historically aided the biomass-based diesel industry. Prior to the 2010 implementation of RFS2, the biomass-based diesel industry relied principally on tax incentives to make the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user.
Federal
Biodiesel Tax Credit
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit or BTC. Under the BTC, the entity to first blend pure biomass-based fuel, or B100, with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently, the BTC was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. But it lapsed again on December 31, 2016, and we are currently operating without the benefit of the BTC. In the past when the BTC has lapsed, we and others in the industry have operated without any assurance that a reinstatement would cover the lapsed period retroactively. There is no assurance that the BTC will be reinstated or, if reinstated, that its application will be retroactive, prospective or both.
Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. We cannot predict what action, if any, Congress or the new administration may take with respect to the BTC or whether such action would apply retroactively or prospectively. If the BTC is not reinstated, demand for our biomass-based diesel and the price we are able to charge for our product may decline significantly, harming revenues and profitability.
In addition, uncertainty regarding the extension or reinstatement of the BTC has caused, and may in the future cause, fluctuations in our operating results. Historically, sales have increased shortly before the BTC lapses and then decreased shortly thereafter. For example, when the BTC was scheduled to expire on December 31, 2011, production and sales industry-wide accelerated in the fourth quarter of 2011, but declined in the first quarter of 2012, after the BTC lapsed. We believe reduced demand in the first quarters of 2014 and 2015 also resulted from the lapsing of the BTC at the end of 2013 and 2014, respectively. Similarly, we believe that the lapsing of the BTC on December 31, 2016 caused an acceleration of revenues in the fourth quarter of 2016, which is likely to result in a decline in demand during the first quarter of 2017.
State
Several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, we derive a significant portion of our revenues from operations in the State of Illinois. Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of 11% biodiesel, or B11, which is set to expire December 31, 2018.
State budget or other considerations could cause the modification or elimination of the tax incentive programs of Illinois and other states. The abatement or elimination of such incentives could materially and adversely affect our revenues and profitability.

Increased industry-wide production of biomass-based diesel, including as a result of existing excess production capacity, could harm our financial results.
If the volume of excess biomass-based diesel RINs exceeds the volume mandated for use under RFS2, the demand for and price of our biomass-based diesel, and biomass-based diesel RINs may be reduced, which could adversely affect our revenues and cash flows.
According to the National Biodiesel Board, or NBB, as of May 6, 2016, 3.0 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 4.5 billion gallons of biomass-based diesel production was registered by foreign producers. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
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
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, rather than biomass-based diesel production costs. If there is a lack of close correlation between production costs and biomass-based diesel prices, we may be unable to pass increased production costs on to our customers in the form of higher prices. If there is a decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a result of a reduction in biomass-based diesel and RIN prices, our gross margins, cash flow and results of operations would be adversely affected.
Energy prices, particularly the market price for crude oil, are volatile. The average price at which we sold our biomass-based diesel increased from $2.97 per gallon in 2015 to $3.17 per gallon in 2016. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS trended higher throughout 2016, starting the year at $0.75 per RIN, climbing to a high of $1.26 in December. RIN prices ended 2016 at $1.05 per RIN. In other years there was more significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if these emerging technologies compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel.
At elevated feedstock price levels, certain feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers. In addition, we generally are unable to enter into forward contracts at fixed prices for some of our feedstocks, such as animal fat, because markets for these feedstocks are less developed.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $0.92 in 2014, $1.09 in 2015 and $1.28 in 2016, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.65 in 2014, $0.58 in 2015 and $0.73 in 2016, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For the periods from 2014 to 2016, approximately 85%, 85% and 72%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 15% and 28%, respectively, was virgin vegetable oils.

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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 8%, 8% and 18% of our revenues in 2016, 2015 and 2014, respectively. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs represented approximately an additional 9% and 13% of our total sales in 2016 and 2015, respectively, based on the OPIS average RIN price for the year. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.

Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In the April fire, two employees were injured. In the September fire, one employee and three contractors were injured. Multiple parties and our subsidiary have been named as a defendant in lawsuits filed by contractors injured in the September fire and these suits allege that injuries resulted from, among other things, our negligence. We may be subject to additional litigation in connection with these incidents. In addition, the Occupational Safety and Health Administration, or OSHA, has issued seven "serious" citations to the Geismar facility, which has implemented abatement actions in accordance with those citations. If OSHA becomes dissatisfied with the abatement implementation, there is a possibility that it could impose additional citations or fines.
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
A majority of our facilities are also located in the Midwest, which is subject to tornado activity. REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding. Each of our plants could incur damage from other natural disasters as well. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition.

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
Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable hydrocarbon diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. Historically we were required to periodically idle our plants, particularly during the first quarter of the year due to insufficient demand at profitable price points. If we are required to idle our biomass-based diesel plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

We face competition from imported biodiesel and renewable hydrocarbon diesel, which may reduce demand for biomass-based diesel produced by us and cause our revenues and profits to decline.
Biodiesel and renewable hydrocarbon diesel imports into the United States have increased significantly and compete with biodiesel and renewable hydrocarbon diesel produced in the United States. The imported fuels may benefit from production incentives or other financial incentives in foreign countries that offset some of their production costs and enable importers to profitably sell biodiesel or renewable hydrocarbon diesel in the United States at lower prices than United States-based biodiesel and renewable hydrocarbon diesel producers. Under RFS2, imported biodiesel and renewable hydrocarbon diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. In January 2015, the EPA announced the approval for Argentinian biodiesel made from soybean oil to generate RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable hydrocarbon diesel could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2015 to mid-2016 we saw huge drops in diesel prices in the US. However, the last half of 2016 diesel started to trend upward. These movements can be drastic and unpredictable. US oil production in the Bakkens drives the tank car business. If the production from this area increases, the demand for railcars increase and will significantly increase rail car prices. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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

We have not generated significant revenues from sales of renewable chemicals to date and we expect to incur additional costs and face significant challenges to develop this business.
In January 2014, we entered the market for renewable chemicals through the acquisition of a development stage company. To date, we have incurred significant costs and have not generated significant revenues from this business. In order to generate revenue from our renewable chemicals, there must be a willing market for the products and we must be able to produce sufficient quantities of our products, which we have not done to date and would not be able to do on our own without incurring significant capital expenditure to build a commercial scale production facility. There are multiple options for how we could pursue generating revenue from our renewable chemicals business. Some options would require additional capital expenditures prior to generating revenue.
In this market, we would still be selling renewable chemicals as an alternative to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our renewable chemical products generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital, other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Some of our products may also require regulatory registrations and approvals from governmental authorities. The requirements for obtaining regulatory registrations and approvals may change or may take longer than we anticipate. Satisfying these processes may take many months or years.
If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use, or that the use of our products produce benefits to them, we will not be successful in these markets and our business will be adversely affected. In addition, in contrast to the tax incentives relating to biofuels, tax credits and subsidies are not currently available in the United States for consumer products or chemical companies who use renewable chemical products. We do not expect meaningful revenue from our sale of renewable chemicals in the near term.

The evaluation of strategic alternatives for our life sciences unit may adversely affect our business and may not result in any specific action or transaction.
In November 2016, we announced that our board of directors had authorized a review of strategic alternatives for our life sciences business to enhance value for stockholders. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders. In addition, the pendency of this strategic review exposes us to risks and uncertainties, including potential difficulties in retaining and attracting key life sciences employees during the review process, distraction of our management from other important business activities, and potential difficulties in establishing or maintaining relationships between this business unit and third parties, all of which could harm our business.

We may encounter difficulties in effectively integrating the businesses we acquire, including our international businesses where we have limited operating history.
We may face significant challenges in effectively integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:

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

Our ability to recognize the benefit of our acquisition of Petrotec, a German biodiesel producer of which we acquired majority ownership during 2014 and full ownership in January 2017, or any other international operations we may invest in the future, will require the attention of management and is subject to a number of risks. We have no experience operating a biorefinery outside of the United States. The biodiesel market in Europe benefits from regulations that encourage the use of biodiesel. These regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

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

Risks related to the potential permanent idling of our facilities.
We perform strategic reviews of our business, which may include evaluating each of our facilities to assess their viability and strategic benefits. As part of these reviews, we may idle--whether temporarily or permanently--development or operations of certain of our facilities in order to reduce participation in markets where we determine that our returns are not acceptable.

We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We also own one non-operational plant near Atlanta, Georgia. If we decide to permanently idle or abandon development of these facilities or any other facilities or assets, we are likely to incur significant cash expenses, as well as substantial non-cash charges for impairment of those assets. In the fourth quarter of 2016, we recorded an impairment charge of $15.6 million, reflecting the difference between the carrying amount associated with the partially constructed Emporia facility and the estimated salvage value due to competition from foreign, imported product and the probability of that project being completed in the near term is unlikely.

We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel business.
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable hydrocarbon diesel plant. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable hydrocarbon diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable hydrocarbon diesel plant in Norco, Louisiana. Under RFS2, renewable hydrocarbon diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Furthermore, under RFS2, renewable hydrocarbon diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable hydrocarbon diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable hydrocarbon diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
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
Under the Energy Independence and Security Act of 2007, or the EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California recently adopted regulations that limits the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable hydrocarbon diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At December 31, 2016, our total term debt before debt issuance costs was $217.9 million. This includes $113.4 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the 2036 Convertible Notes, and $67.3 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At December 31, 2016, there were $52.8 million of borrowings made under our revolving lines of credit. See "Note 10 - Debt" to our Consolidated Financial Statements for a description of our indebtedness.
Our indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;

•
increase our vulnerability to general adverse economic and biomass-based diesel industry conditions, including interest rate fluctuations, because a portion of our revolving credit facilities are and will continue to be at variable rates of interest;

•
limit our flexibility in planning for, or reacting to, changes in our business and the biomass-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit among other things, our ability to borrow additional funds.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2036 Convertible Notes and 2019 Convertible Notes, depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2036 Convertible Notes, the 2019 Convertible Notes or our other existing indebtedness or future indebtedness will depend on the conditions in the capital markets and our financial condition prior to maturity of the indebtedness.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 3, 2016, we had $95.2 million of undrawn availability under our line of credit with Wells Fargo and Fifth Third "M&L and Services Revolver", subject to borrowing base limitations. After giving effect to the borrowing base limitation, we had availability of approximately $80.2 million under the M&L and Services Revolver as of December 31, 2016. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to repurchase the convertible notes.
Holders of the 2019 or 2036 Convertible Notes will have the right to require us to repurchase their 2019 or 2036 Convertible Notes upon the occurrence of a fundamental change at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
Holders of the 2036 Notes will also have the right to require us to repurchase their notes on each of June 15, 2021, June 15, 2026 and June 15, 2031 at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
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

In addition, our ability to repurchase the 2019 or 2036 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2019 or 2036 Convertible Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture governing the 2019 or 2036 Convertible Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes.

Certain provisions in the indenture governing the 2019 or 2036 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2019 or 2036 Convertible Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2019 or 2036 Convertible Notes will have the right to require us to repurchase their 2019 or 2036 Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 or 2036 Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2019 or 2036 Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.
Because we are required to elect to settle note conversions solely in cash (or, subject to certain limitations, with a combination of cash and shares of our common stock) before we obtain the stockholder approval described in Note 2 and 10 of the Consolidated Financial Statements, we have to separately account for the conversion option associated with the 2036 Convertible Notes as an embedded derivative under Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Under this treatment, the note conversion option will be measured at its fair value and accounted for separately as a liability that is marked-to-market at the end of each reporting period. The initial value allocated to the conversion option will be treated as a debt discount that will be amortized into interest expense over the term of the 2036 Convertible Notes. For each financial statement period after the issuance of the 2036 Convertible Notes until we obtain the stockholder approval, a gain (or loss) will be reported in our statement of operations to the extent the valuation of the conversion option changes from the previous period.
As a result, we may experience related non-cash volatility to our net income (loss). In addition, as a result of the amortization of the debt discount, the interest expense associated with the 2036 Convertible Notes will be greater than the coupon rate on the 2036 Convertible Notes, which will result in lower reported net income. If we obtain the stockholder approval referred to above, then we expect that the conversion option will qualify for equity treatment and will no longer be marked to market at the end of each reporting period. However, we may never obtain this stockholder approval.

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

Our debt agreements impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.
Certain of our revolving and term credit agreements, including our M&L and Services Revolver, impose significant operating and financial restrictions on certain of our subsidiaries. These restrictions limit our certain of our subsidiaries’ ability, among other things, to:
•incur additional indebtedness or issue certain disqualified stock and preferred stock;
•place restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;
•engage in transactions with affiliates;
•sell certain assets or merge with or into other companies;
•guarantee indebtedness; and
•create liens.

When (and for as long as) the availability under the M&L and Services Revolver is less than a specified amount for a certain period of time, funds deposited into deposit accounts used for collections will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the M&L and Services Revolver.
As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. There is no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of December 31, 2016, availability under the M&L and Services Revolver was approximately $95.2 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of December 31, 2016, our consolidated fixed charge coverage ratio was approximately 3.1x. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2016 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. For example, in connection with the preparation of our quarterly report for the third quarter of 2016, we identified a material weakness in internal control over financial reporting relating to our biomass-based diesel sales contract review process, which has been subsequently remediated.
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

PRODUCTION FACILITIES - NORTH AMERICA

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biomass-based diesel production	12
Seabrook, Texas	Biomass-based diesel production	35
Danville, Illinois	Biomass-based diesel production	45
Newton, Iowa	Biomass-based diesel production	30
Seneca, Illinois	Biomass-based diesel production	60
Albert Lea, Minnesota	Biomass-based diesel production	30
New Boston, Texas	Biomass-based diesel production	15
Ellenwood, Georgia	Biomass-based diesel production	15
Mason City, Iowa	Biomass-based diesel production	30
Geismar, Louisiana*	Biomass-based diesel production	75
Grays Harbor, Washington	Biomass-based diesel production	100
DeForest, Wisconsin	Biomass-based diesel production	20
Okeechobee, Florida	Fermentation facility	N/A
* This facility produces renewable hydrocarbon diesel, naphtha, and liquid petroleum gas.
Our Ellenwood facility was idled by the previous owners prior to our acquisition and will remain so until repairs or upgrades are made where the facility meets our standards. We have not yet set a production date for our Ellenwood facility.
PETROTEC'S PRODUCTION FACILITIES - EUROPE

Location	Use	Nameplate Production Capacity (mmgy)
Emden, Germany	Biomass-based diesel production	27
Oeding, Germany	Biomass-based diesel production	23
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
We own our corporate headquarters located at 416 South Bell Avenue, Ames, Iowa 50010, comprised of 60,480 square feet of office and laboratory space; as well as another building located at 215 Alexander Avenue, Ames, Iowa 50010 which is comprised of 12,000 square feet of office space. We have committed to buying a property located at 300 South Bell Avenue, Ames, Iowa 50010, for which certain closing terms are pending.

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

2016	High	Low
Fourth Quarter	$10.60	$8.10
Third Quarter	$9.90	$7.90
Second Quarter	$10.43	$8.31
First Quarter	$9.59	$6.53

2015	High	Low
Fourth Quarter	$9.76	$7.06
Third Quarter	$11.96	$7.25
Second Quarter	$12.80	$8.10
First Quarter	$9.93	$8.30
Holders
As of February 28, 2017, there were approximately 2,374 holders of record of our common stock.
Dividends
We have never paid, and do not intend to pay in the future, a cash dividend on our common stock. In addition, we have entered into agreements that contractually restrict certain of our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiaries.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2016, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	3,602,106	[1]	$10.22	[2]	897,900
Equity compensation plans not approved by stockholders	—		—		—
Total	3,602,106		$10.22		897,900

1
Includes 859,251 shares underlying outstanding restricted stock units, 234,840 shares underlying outstanding performance restricted stock units, and 2,508,015 shares underlying outstanding stock appreciation rights.

2	Restricted stock units and performance restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

The following graph shows a comparison of the cumulative total returns from January 19, 2012 to December 31, 2016, for us, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index. The graph assumes that $100 was invested on January 19, 2012 in our common stock, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index, and that all dividends were reinvested.

	01/19/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
REGI	$100.00	$58.60	$114.60	$97.10	$92.50	$97.00
Elements MLCX Biofuels ETN	100.00	108.00	93.44	84.57	72.32	73.77
Russell 3000	100.00	109.17	142.96	157.50	155.58	171.77
Sales of Unregistered Securities
On March 15, 2016, we issued 33,973 shares of our common stock with respect to the intangible supply agreement in connection with the purchase of substantially all of the assets of Tellurian Biodiesel, Inc. and American BDF, LLC assets.
Issuer Purchases of Equity Securities
On February 19, 2015, the Board of Directors approved a stock repurchase program authorizing up to $30.0 million in repurchases. The program was in effect through October 31, 2016. During 2016, we used up the remaining $6.7 million to repurchase 90,654 shares of our Common Stock under this program.
In March 2016, the Company's board of directors approved a repurchase program of up to $50.0 million of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which was in addition to the $30.0 million common stock repurchase program announced in February 2015, the Company may repurchase shares or bonds from time to time in open market transactions, privately negotiated transactions or by other means. During 2016, we used up all the authorized amount to repurchase 5,070,375 shares under of our Common Stock under this program, in addition to the partial repurchases of our 2019 Convertible Notes.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased
February 2015 Share Repurchase Program:
March 2016 (from March 1, 2016 to March 31, 2016)	647,794	$8.98	3,126,907	$870,000
April 2016 (from April 1, 2016 to April 30, 2016)	90,654	$9.58	3,217,561	$—
March 2016 Share and Convertible Debt Repurchase Program:
June 2016 (June 1, 2016 to June 30, 2016)	4,442,823	$8.65	4,442,823	$11,600,000
July 2016 (July 1, 2016 to July 31, 2016)	500,000	$8.88	4,942,823	$7,100,000
August 2016 (August 1, 2016 to August 31, 2016)	57,561	$9.50	5,000,384	$6,600,000
September 2016 (September 1, 2016 to September 30, 2016)	69,991	$8.40	5,070,375	$—

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2016 and 2015, and the selected consolidated statements of operations data for each year ended December 31, 2016, 2015 and 2014, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012, and the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2016(1)	2015 (2)	2014 (3)	2013 (4)	2012(5)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenues	$2,041,232	$1,387,344	$1,273,831	$1,498,138	$1,015,034
Net income (loss) attributable to the company's common stockholders	43,453	(151,392)	81,620	165,254	43,482
Net income (loss) per share attributable to common stockholders
Basic	1.06	(3.44)	2.00	5.00	1.53
Diluted	1.06	(3.44)	1.99	5.00	0.27

Consolidated Balance Sheet Data:
Total assets	$1,136,603	$1,223,620	$1,367,736	$740,855	$495,784
Long-term debt	196,203	247,251	242,031	27,151	31,806
Redeemable preferred stock	—	—	—	3,963	83,043

(1)
Reflects the acquisition of Sanimax Energy on March 15, 2016 as further described in Note 4 of Item 8 - Financial Statements and Supplementary Data. In addition, the results reflect the issuance of the convertible senior notes on June 2, 2016 as further described in Note 10 of Item 8 - Financial Statements and Supplementary Data.

(2)
Reflects the acquisition of our Grays Harbor facility on August 19, 2015 as further described in Note 4 and the impact of goodwill impairment as further described in Note 2 of Item 8 - Financial Statements and Supplementary Data.

(3)
Reflects the acquisitions of REG Life Sciences as of January 22, 2014, REG Synthetic Fuels and Geismar facility on June 3, 2014 and June 6, 2014, respectively, and the majority interest in Petrotec as of December 24, 2014 as further described in Note 4 of Item 8 - Financial Statements and Supplementary Data. In addition, the results reflect the issuance of the convertible senior notes on June 3, 2014 as further described in Note 10 of Item 8 - Financial Statements and Supplementary Data.

(4)	Reflects the acquisition of our Mason City facility as of July 30, 2013.

(5)	Reflects the acquisition of our New Boston facility as of October 26, 2012 and our Atlanta facility on November 16, 2012.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Our Company focuses on providing cleaner, lower carbon intensity products and services. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We own and operate 14 biorefineries (upon acquiring the remaining interest in Petrotec AG in January 2017) with 12 locations in North America and 2 locations in Germany, which consist of 13 biomass-based diesel or biodiesel and renewable hydrocarbon diesel plants, with aggregate nameplate production capacity of 502 gallons per year, or mmgy and one demonstration scale fermentation facility. We also have one feedstock processing facility in Germany. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals and ester-based products.
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
We expanded our business internationally by acquiring a majority interest in Petrotec AG, or Petrotec, in December 2014. We continued to acquire additional shares in Petrotec throughout 2015 and 2016, and in January 2017, we acquired full equity ownership of Petrotec, now called REG Germany. As of December 31, 2016, we owned approximately 91% of Petrotec's shares. Our Germany operations are a fully-integrated company and utilize used cooking oil and other waste feedstocks to produce biomass-based diesel at our two biorefineries in Germany.  The combined nameplate production capacity is approximately 50 mmgy.
We sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations. In 2015, we expanded our sales of additional biofuel blends to Midwest terminal locations and look to potentially expand in other areas across North America.
In January 2014, we acquired a development-stage industrial biotechnology business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner, began operating again by us in October 2014 and was shutdown between April 2015 and early March 2016 due to two separate fires that occurred in April and September 2015. Our Geismar facility has been running at high utilization since early October 2016.
In August 2015, we acquired our Grays Harbor facility, a 100 mmgy nameplate biodiesel plant and terminal at the Port of Grays Harbor, Washington. This acquisition expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels as well as possessing significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil.
In March 2016, we acquired our 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin, or REG Madison, plant that produces biodiesel from yellow grease, rendered animal fats, and inedible corn oil, in addition to refined vegetable oils using our patented technology currently in use at our Seneca, Illinois plant. The facility has both truck and rail capabilities.
During 2016, we sold 567 million total gallons, including 77 million biomass-based gallons we purchased from third parties and resold, 45 million biomass-based diesel gallons by our majority-owned Petrotec and 54 million petroleum-based diesel gallons. During 2015, we sold 375 million total gallons, including 40 million gallons we purchased from third parties and resold, 40 million biomass-based diesel gallons by our majority-owned Petrotec and 30 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments - the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment. As the activities surrounding our renewable chemicals business increase, we began reporting in 2015 a new segment - Renewable Chemicals, which was previously included in the Biomass-based Diesel segment.

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

•
purchases and resale of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers, or RINs, California Low Carbon Fuel Standard Credits, or LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of glycerin, free fatty acids, naphtha and other co-products of the biomass-based diesel production process. In 2016 and 2015, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2016 and 2015, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were slightly over 5% of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. Regularly, we obtain RINs from third parties for resale. The value of these RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
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
We have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. In October 2016, we completed a $34.5 million upgrade to our Danville facility. In November 2016, we started a $24 million expansion project at our Ralston facility. During 2015 and the first quarter of 2016, we spent over $42 million, the majority of which was covered by our property and casualty insurance proceeds due to damages from fires in April and September 2015, related to restoration repairs and upgrade projects at our Geismar facility. The Geismar facility came back on line in early March 2016. Demand for our construction management and facility management and operational services depend on capital spending by potential customers and existing customers, which is directly affected by trends in the biomass-based diesel industry. We have not received any orders or provided services to outside parties for new facility construction services since 2009.
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
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with our subsidiary, REG Life Sciences, LLC, or REG Life Sciences, to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, REG Life Sciences sold and delivered its first commercial product, a specialty fatty acid. REG developed, produced sold, and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids are one of three product areas REG Life Sciences has focused on, along with esters and alcohols.
During late November 2016, the Company's Board of Directors authorized a review of strategic alternatives for REG Life Sciences. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial conditions are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives for the production and use of biomass-based diesel.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize the production and use of biomass-based diesel, which allows biomass-based diesel to be price-competitive with petroleum-based diesel.
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel production meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and renewable fuel. At December 31, 2016, the final RVO targets for the biomass-based diesel volumes for the years 2014 to 2018 as set by the EPA are as follows:

	2014	2015	2016	2017	2018
Biomass-based diesel	1.63 billion gallons	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons
Actual production or imports continue to grow as illustrated by the EMTS data noted below:

	2014	2015	2016
Biomass-based diesel produced or imported volume	1.75 billion gallons	1.81 billion gallons	2.6 billion gallons
The federal biodiesel mixture excise tax credit, or the BTC, has generally provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1,

2005, but since January 1, 2010 it has been allowed to lapse and then be reinstated a number of times. For example, the BTC lapsed on January 1, 2014 and was retroactively reinstated for 2014 on December 19, 2014 and lapsed on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC again lapsed on January 1, 2017 and has not been reinstated as of the date of this report. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively. The lapsing or modification of the BTC could adversely affect our future financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. The following table shows for 2014, 2015 and 2016 the high and low average monthly contributory value of RINs, as reported by OPIS to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon and as a percentage of the average spot price.
The fluctuations in the value of RINs during 2016 and 2015 resulted in write-downs of $19.4 million and $9.0 million, respectively, on RIN inventory acquired from third parties. See “Note 8 – Other Assets” to our consolidated financial statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2016, feedstock expense accounted for 78% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
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
During 2016 and 2015, 72% and 85% of our feedstocks, respectively, were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock for the period December 2011 through December 2016. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2011 to December 2016.

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
During 2016, NY Harbor ULSD prices ranged from $0.87 per gallon in January to $1.70 per gallon in December with the average price for the year of $1.37 per gallon. The US crude oil production increased while crude inventories decreased due to US refineries operating at a high utilization rate during the first half of the year. In late September 2016, OPEC made statements that the group is willing to cut production to help balance world crude supply and demand helped support energy prices in late September and into October. Feedstock prices trended higher in 2016, led by the tightness in the palm oil market and strong demand from biodiesel producers for fats and inedible corn oil. The soybean crop yield was at record high in the fall of 2016. US cattle slaughter numbers in 2016 are higher than the prior year, as the cattle industry was in an expansion phase. Hog slaughter remained consistent with the prior year numbers, staying at a historically high level.
Risk Management
The profitability of producing biomass-based diesel largely depends on the spread between prices for feedstocks and biomass-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that mitigate the impact on our margins from price volatility in feedstocks and biomass-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on the New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and analysis.
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2014, 2015 and 2016. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and NY Harbor ULSD. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established futures market for biomass-based diesel in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and NY Harbor ULSD. However, price movements on these products are not highly correlated to price movements of biomass-based diesel.
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third party transactions which we hold for resale. There is no effective established futures market for biomass-based diesel RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits and value at risk to manage RIN exposure.
As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and biomass-based diesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers which may be in the same or later periods. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period when the purchase or sale of feedstocks or biomass-based diesel has not yet occurred and thus the offsetting gain or loss will be recognized in a later accounting period.
We had risk management losses of $35.4 million from our derivative financial instrument trading activity for the year ended December 31, 2016, compared to risk management gains of $36.0 million for the year ended December 31, 2015. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. In 2016, risk management losses resulted mostly from the significant volatility in the commodities market and accounted for a loss of 0.06 per gallon sold. Over the three years prior to 2016, risk management gains have represented an average income of $0.10 per gallon sold. The current three-year average, which incorporates 2016 risk management losses, reflects an average income of $0.05 per gallon sold. In general, over the course of a twelve-month period or more, we expect to incur a slight risk management loss when commodities are stable to compensate for the value of risk management protection from market volatility.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Biodiesel demand tends to decrease during the winter season in the Northern and Midwestern states due to reduced blending concentrations because colder temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. In addition, most of our production facilities are located in colder Midwestern states and our costs of shipping increases as more biodiesel is transported to warmer climate states during winter. The seasonable demand factor is somewhat offset by higher blended heating oil demand in the Northeastern United States.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and prices may increase if the market is undersupplied. For example, during 2013, biomass-based diesel RIN generation was 1.78 billion gallons when the RVO for biomass-based diesel was 1.28 billion gallons, resulting in declining RIN prices during the third and fourth quarters as production rates exceeded the RVO. For 2014, biomass-based diesel RIN generation was 1.75 billion gallons while the RVO was finalized at 1.63 billion for 2014. In 2015, biomass-based diesel RIN generation was 1.81 billion gallons versus a finalized RVO volume set at 1.73 billion. In 2016, biomass-based diesel RIN generation was 2.6 billion gallons versus a finalized RVO volume set at 1.9 billion gallons.
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. Production in 2011, 2012 and 2013 was in excess of continued expanding RFS2 volume requirements. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. Biomass-based diesel production, as reported by EMTS was 1.81 billion gallons for 2015, 600 million gallons higher than 2014. In 2016, according to EMTS data, 2.6 billion gallons of biomass-based diesel was produced and/or imported into the U.S., compared to the equivalent 1.81 billion gallons in 2015.
During 2016 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 has increased from 334.2 million gallons in 2015 to approximately 692.9 million gallons in 2016, based on the information from the Energy Information Administration. Imported gallons will likely make up a growing percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs.
Components of Revenues and Expenses

We derive revenues in our Biomass-based diesel segment from the following sources:

•	sales of biodiesel and renewable hydrocarbon diesel produced at our facilities, including RINs and LCFS credits, transportation, storage and insurance costs to the extent paid for by our customers;

•	revenues from our sale of biomass-based diesel and RINs produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biomass-based diesel, RINs and LCFS credits acquired from third parties, and raw material feedstocks acquired from others;

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these petroleum-based products further blended with biodiesel produced at our wholly owned facilities;

•	sales of glycerin, other co-products of the biomass-based diesel production process; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.
We derive revenues in our Services segment from the following sources:

•	fees received from operations management services that we provide for biomass-based diesel production facilities, typically based on production rates and profitability of the managed facility; and

•	amounts received for services performed by us in our role as general contractor and construction manager for upgrades and repairs to our biomass-based diesel production facilities.
We derive revenues in our Renewable Chemicals segment from the following sources:

•	collaborative research and development and other service revenue for research and development activities to continue to build out the technology platform; and

•	sales of renewable chemical products.
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

Cost of goods sold for our Renewable Chemicals segment includes:

•	research and development activities specifically related to the collaborative research and development projects; and

•
with regards to our production of renewable chemical expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance.

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa, international operations and regional offices.
Research and development expenses are mainly related to activities of our Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Impairment of property, plant and equipment represents non cash impairment charges of certain property, plant and equipment items.
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations, gain on debt extinguishment related to the repurchase of partial principal amounts of our 2019 Convertible Notes, changes in fair value of convertible debt conversion liability, interest expense including the accretion of convertible debt and amortization of deferred financing costs, and interest income and gain on involuntary conversion, which represents the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April 2015 fire at our Geismar facility.
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
We recognize revenues from the following sources:

•
the sale of biomass-based diesel, including RINs, LCFS credits, biomass-based diesel co-products and raw material feedstocks purchased by us or produced by us at owned manufacturing facilities, leased manufacturing facilities and manufacturing facilities with which we have tolling arrangements;

•	resale of finished biomass-based diesel, including RINs, LCFS credits and raw material feedstocks acquired from others;

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these items further blended with biodiesel produced at our facilities or purchased from third parties;

•	fees received under toll manufacturing agreements with third parties;

•	fees received from federal and state incentive programs for renewable fuels;

•	fees received for the marketing and sales of biomass-based diesel produced by third parties; and

•	revenue from collaborative research and development and other service activities.
Biomass-based diesel sales as well as RINs, LCFS credits and raw material feedstock revenues are recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is generally comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the biodiesel tax credit. For a discussion of the biodiesel tax credit, see the section entitled “Risk factors-Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins” and “Factors Influencing Our Results of Operations-Governmental programs favoring biomass-based diesel production and use.” In connection with the biodiesel tax credit, we file a claim with the Internal Revenue Service, or IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. The biodiesel tax credit provided a $1.00 refundable tax credit per gallon. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the federal biodiesel mixture excise tax credit, which lapsed after December 31, 2016.
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
Impairment of Long-Lived Assets and Certain Identifiable Intangibles.
We have three partially constructed production facilities and one non-operational production facility. In 2007, the Company commenced construction of two 60 mmgy production facilities, one near New Orleans, Louisiana and the other in Emporia, Kansas. In 2008, the Company halted construction of these facilities as a result of conditions in the biomass-based diesel industry and the credit markets. Construction of the New Orleans facility is approximately 45% complete and construction of the Emporia facility was approximately 20% complete. In September 2010, the Company acquired a 15 mmgy production facility in Clovis, New Mexico which is approximately 50% complete. Currently, the Clovis facility is being operated as a terminal. In November 2012, the Company completed our acquisition of Bulldog Biodiesel, LLC, a 15 mmgy production facility near Atlanta, Georgia, that was non-operational at the time the Company purchased it and will remain idled until certain repairs or upgrades are made.
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
Other Considerations - Means of financing of facilities under construction or construction on hold: In 2008, we halted construction on our New Orleans, Louisiana and Emporia, Kansas facilities as a result of conditions in the biomass-based diesel industry and the credit markets. Other than with respect to the Emporia facility discussed further below, we continue to pursue financing and intend to complete the facilities when industry conditions improve and financing becomes available on terms satisfactory to us. Since construction halted at these facilities in 2008, we have continued to monitor the construction sites and perform routine maintenance on the partially constructed assets. We also have pursued programs under which we could obtain a government guarantee to enhance our ability to obtain financing for these facilities. We will continue to pursue such government programs in the future to the extent they arise. If available, we would also consider using funds from operations to fund a portion of the construction at these facilities. As currently configured, the assets can be completed as biomass-based diesel production facilities, or with alternative or additional capabilities for the manufacture of specialty chemicals or other renewable products such as advanced biofuels and renewable chemicals. Some of the existing components could be transported for use at our other production facility locations, or they could be sold to third parties for various uses.
Our undiscounted cash flows analysis at the end of the third quarter of 2016 indicated that the estimated cash flows would be sufficient to cover the carrying values of our New Orleans, Atlanta, Clovis and Emporia facilities, which amounted to $46.4 million, $2.6 million, $2.6 million and $17.1 million respectively at September 30, 2016. There were no changes in the carrying amounts of our New Orleans, Atlanta and Clovis facilities between September 30, 2016 and December 31, 2016. Late during the last quarter of 2016, we recorded impairment charges of $15.6 million, which reflected the difference between the carrying amount and the estimated salvage value of our Emporia facility as a result of competition from foreign, imported product and the probability of that project being completed in the near term is unlikely. We believe this site continues to be a good opportunity for future biorefinery operations. We used external consultants to assist with the impairment calculation in establishing salvage value of certain assets. In 2015, we recorded property, plant and equipment impairments of approximately $12.4 million due to the April and September 2015 fire at our Geismar facility, which was offset in full by our property insurance proceeds.
There were no other asset impairment charges for the years ended December 31, 2016, 2015 or 2014. Refer to “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

Results of Operations
Fiscal years ended December 31, 2016 and December 31, 2015
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2016	2015
Gallons sold	567.1	374.7
Average B100 price per gallon	$3.17	$2.97

Revenues	$2,041,232	$1,387,344
Costs of goods sold	1,869,716	1,276,801
Gross profit	171,516	110,543
Selling, general and administrative expenses	88,285	73,397
Research and development expense	18,163	16,851
Impairment of property, plant and equipment	17,893	—
Impairment of goodwill	—	175,028
Income (loss) from operations	47,175	(154,733)
Other income (expense), net	1,806	(5,678)
Income tax benefit (expense)	(4,268)	8,701
Net income (loss)	44,713	(151,710)
Less—Net income (loss) attributable to noncontrolling interests	386	(318)
Net income (loss) attributable to the Company	44,327	(151,392)
Effects of participating share-based awards	(874)	—
Net income (loss) attributable to the Company’s common stockholders	$43,453	$(151,392)
Revenues. Our total revenues increased $653.9 million, or 47%, to $2,041.2 million for the year ended December 31, 2016, from $1,387.3 million for the year ended December 31, 2015. This increase was primarily due to a 51% increase in gallons sold and increased government incentives revenues, as well as improving average selling prices throughout the year as a result of a more stable energy market. The majority of the increase in the gallons sold was a result from the Grays Harbor, and Geismar operating throughout 2016 and the Madison facility from March 2016.
Biomass-based diesel revenues including government incentives increased $651.9 million, or 47%, to $2,039.1 million during the year ended December 31, 2016, from $1,387.1 million for the year ended December 31, 2015. The BTC contributed $100.8 million to the increase in biomass-based diesel revenue for the year ended December 31, 2016. Our average B100 sales price per gallon increased $0.20, or 7%, to $3.17 during the year ended December 31, 2016, compared to $2.97 during the year ended December 31, 2015. The increase in average sales price from 2015 to 2016 contributed to a $74.9 million revenue increase when applied to the number of gallons sold during 2015. Gallons sold increased 192.4 million, or 51%, to 567.1 million during the year ended December 31, 2016, compared to 374.7 million during the year ended December 31, 2015. The increase in gallons sold for the year ended December 31, 2016 accounted for a revenue increase of $609.9 million using 2016 average sales pricing. During 2016, we recorded $15.1 million in an initial and partial settlement of our business interruption insurance claim related to the September 2015 fire at our Geismar facility as an increase to our biomass-based diesel revenues. Sales of separated RIN inventory were $274.8 million and $186.5 million for the years ending December 31, 2016 and 2015, respectively.
Costs of goods sold. Our costs of goods sold increased $592.9 million, or 46%, to $1,869.7 million for the year ended December 31, 2016, from $1,276.8 million for the year ended December 31, 2015. Costs of goods sold as a percentage of revenues were 92% for the years ended December 31, 2016 and 2015.
Biomass-based diesel costs of goods sold increased in 2016 due to a 51% increase in gallons sold. Average lower cost feedstocks prices for the year ended December 31, 2016 were $0.28 per pound, compared to $0.27 per pound for the year ended December 31, 2015. Average soybean oil costs for the year ended December 31, 2016 were $0.33 per pound in comparison to $0.32 per pound for the year ended December 31, 2015. We recorded risk management losses of $35.4 million from our derivative financial instrument activity in 2016, compared to risk management gains of $36.0 million for 2015. This fluctuation in risk management gains and losses was mainly due to the volatility in the commodities market. The current three-year average, which incorporates 2016 risk management losses, represents an average income of $0.05 per gallon sold. In addition, the movements in the value of RINs during 2016 resulted in a $19.4 million write-down to lower of cost or net realizable value, which was mainly based on the future contracted RIN prices, on RIN inventory held throughout the year compared to a write-down of $9.0 million during 2015. Costs of goods sold for separated RIN inventory sales excluding lower of cost write-downs were $231.4 million and $173.7 million for the years ending December 31, 2016 and 2015, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $88.3 million for the year ended December 31, 2016, compared to $73.4 million for the year ended December 31, 2015. SG&A expenses increased $14.9 million, or 20%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. As a percentage of revenues, our SG&A expenses were 4.3% and 5.3% for the year ended December 31, 2016 and 2015, respectively. The increase year over year was primarily due to a $11.6 million increases in employee related expenses as headcount increased from prior year acquisitions supporting growth and a $3.3 million increase in professional services expenses, largely associated with international expansion, the Geismar fire and to support our growth.
Research and development expense. Our research and development expenses were $18.2 million for the year ended December 31, 2016, compared to $16.9 million for the year ended December 31, 2015. The majority of the research and development expenses involved our Life Sciences business.
Impairment of property, plant and equipment. Late during the year ended December 31, 2016, we recorded impairment charges of $15.6 million against property, plant and equipment assets at our partially completed facility in Emporia, Kansas. The impairment charge resulted from competition from foreign, imported product and the probability of that project being completed in the near term is unlikely. In addition, we recorded impairment charges of $2.3 million against certain plant property, plant and equipment at our other facilities as the carrying amounts of these amounts were deemed not recoverable given the assets deteriorating physical conditions identified in the last quarter of 2016. The amount of property, plant and equipment impairment recorded in 2015 was approximately $12.4 million due to the April and September 2015 fires at our Geismar facility, which was offset in full by our property insurance proceeds.
Impairment of goodwill. We recorded a non-cash impairment charge of $175.0 million of goodwill for the year ended December 31, 2015. There were no impairments of goodwill recorded during 2016.
Other income (expense), net. Other income was $1.8 million for the year ended December 31, 2016 compared to other expense of $5.7 million for the year ended December 31, 2015. Other income (expense) is primarily comprised of change in fair value of contingent consideration, interest expense, interest income and other non-operating items. The increase in the overall other income of $7.5 million was mainly due to a gain on debt extinguishment of $2.3 million related to the repurchase of $69.9 million principal amount of the 2019 Convertible Notes, changes in fair value of convertible debt conversion liability of $13.0 million related to the newly issued 2036 Convertible Notes and gain on involuntary conversion of $9.9 million, which represented the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April 2015 and September 2015 fires at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fires. The overall increase in other income in 2016 was partially offset with the change in fair value of contingent consideration related to previous acquisitions in the amount of $7.9 million and a $4.1 million increase in interest expense as a result of the issuance of the 2036 Convertible Notes.
Income tax expense. There was an income tax expense recorded during the year ended December 31, 2016 of $4.3 million, compared to an income tax benefit of $8.7 million for the year ended December 31, 2015. At December 31, 2016 and 2015, we had net deferred income tax assets of approximately $344.8 million and $231.0 million, respectively, with a valuation allowance of $365.0 million and $250.2 million, respectively. As a result, our effective tax rate was 8.7% and 5.4% for the years ended December 31, 2016 and 2015, respectively. We have an income tax receivable of $4.5 million and $1.8 million as of December 31, 2016 and 2015, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $0.9 million and $0.0 million for the years ended December 31, 2016 and 2015, respectively.
Fiscal years ended December 31, 2015 and December 31, 2014
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2015	2014
Gallons sold	374.7	287.3
Average B100 price per gallon	$2.97	$3.62

Revenues	$1,387,344	$1,273,831
Costs of goods sold	1,276,801	1,113,219
Gross profit	110,543	160,612
Selling, general and administrative expenses	73,397	62,681
Research and development expense	16,851	12,424
Impairment of goodwill	175,028	—
Income (loss) from operations	(154,733)	85,507
Other income (expense), net	(5,678)	603
Income tax expense	8,701	(3,572)
Net income (loss)	(151,710)	82,538
Less---Net loss attributable to noncontrolling interest	(318)	(73)
Net income (loss) attributable to the Company	(151,392)	82,611
Change in undistributed dividends allocated to preferred stockholders	—	378
Distributed dividends to preferred stockholders	—	(40)
Effects of participating preferred stock	—	(91)
Effects of participating share-based awards	—	(1,238)
Net income (loss) attributable to the Company’s common stockholders	$(151,392)	$81,620
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
Biomass-based diesel revenues including government incentives increased $113.7 million, or 9%, to $1,387.1 million during the year ended December 31, 2015, from $1,273.4 million for the year ended December 31, 2014. The 2015 revenues reflected a net benefit of $95.0 million in government incentive revenue as a result of the December 18, 2015 retroactive reinstatement of the federal biodiesel mixture excise tax credit for 2015 and the net effect of an increase in gallons sold, but coupled with a decrease in biomass-based diesel prices. The increase in gallons sold reflects a full-year inclusion of our majority-owned international sales activity in addition to increased throughput across our production facilities. Due to lower RIN and energy prices in 2015, our average B100 sales price per gallon decreased $0.65, or 18%, to $2.97 during the year ended December 31, 2015, compared to $3.62 during the year ended December 31, 2014. The decrease in average sales price from 2014 to 2015 contributed to a $186.7 million revenue decrease when applied to the number of gallons sold during 2014. Gallons sold increased 87.4 million, or 30%, to 374.7 million during the year ended December 31, 2015, compared to 287.3 million during the year ended December 31, 2014. The increase in gallons for the year ended December 31, 2015 accounted for a revenue increase of $259.6 million using 2015 average sales pricing. The increase in biomass-based diesel government incentives was mainly due to the increase in gallons sold and that market participants were acting as if the biodiesel tax credit would be reinstated throughout the year. Sales of separated RIN inventory were $186.5 million and $130.2 million for the years ending December 31, 2015 and 2014, respectively.
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
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $73.4 million for the year ended December 31, 2015, compared to $62.7 million for the year ended December 31, 2014. SG&A expenses increased $10.7 million, or 17%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. As a percentage of revenues, our SG&A expenses were 5.3% and 4.9% for the year ended December 31, 2015 and 2014, respectively. This increase was driven mainly from a $7.5 million increase due to international expansion as we included twelve month operating results of Petrotec, a $1.5 million increase in legal and professional fees incurred to support our growth and international expansion, a $0.8 million increase in depreciation expense, $1.8 million increase in information technology and insurance expenses. These increases were offset by a decrease in bad debt expense of approximately $2.9 million.
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
Other income (expense), net. Other expense was $5.7 million for the year ended December 31, 2015 compared to other income of $0.6 million for the year ended December 31, 2014. Other income (expense) is primarily comprised of change in fair value of contingent consideration, interest expense, interest income, bargain purchase gain and other non-operating items. The decrease in the overall other income (expense) of $6.3 million was mainly due to the bargain purchase gain of $5.4 million, which was offset by an increase in interest expense of $5.2 million as a full-year interest expense was recorded in 2015 on our Convertible Notes and losses due to change in fair value of contingent consideration of $0.4 million compared to a gain of $6.6 million in 2014.
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
The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income:

					Year ended December 31,					Year ended December 31,
(In thousands)	1Q-2016	2Q-2016	3Q-2016	4Q-2016	2016	1Q-2015	2Q-2015	3Q-2015	4Q-2015	2015
Net income (loss)	$(6,888)	$7,714	$23,505	$20,382	$44,713	$(38,304)	$(2,163)	$(15,671)	$(95,572)	$(151,710)
Adjustments:
Income tax (benefit) expense	728	1,296	(1,203)	3,447	4,268	(897)	(707)	(1,050)	(6,047)	(8,701)
Interest expense	3,311	3,738	4,487	4,451	15,987	2,743	2,928	2,921	3,275	11,867
Other income (expense), net	88	(15,738)	(2,699)	2,546	(15,803)	(565)	(1,779)	462	1,410	(472)
Change in fair value of contingent consideration	(15)	3,571	1,124	3,224	7,904	293	(2,121)	1,106	363	(359)
Gain on involuntary conversion	(3,543)	(997)	(3,470)	(1,884)	(9,894)	—	—	—	—	—
Gain on bargain purchase	—	—	—	—	—	—	—	(5,358)	—	(5,358)
Impairment of goodwill	—	—	—	—	—	—	—	—	175,028	175,028
Impairment of assets (2)	—	—	—	17,893	17,893	—	—	—	—	—
Straight-line lease expense	(94)	(80)	(73)	(38)	(285)	(158)	(145)	(19)	(94)	(416)
Depreciation	7,674	7,824	7,949	8,378	31,825	5,613	6,134	6,261	6,989	24,997
Amortization	(140)	(134)	(129)	46	(357)	(219)	(206)	(199)	(91)	(715)
Other	—	—	—	—	—	197	162	(4)	486	841
Biodiesel tax credit (1)	—	—	—	—	—	15,745	22,883	27,264	(65,892)	—
Non-cash stock compensation	1,076	858	2,133	1,829	5,896	1,080	1,156	1,191	1,734	5,161
Adjusted EBITDA	$2,197	$8,052	$31,624	$60,274	$102,147	$(14,472)	$26,142	$16,904	$21,589	$50,163

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

(2)	Represents the impairment charge to write down the carrying value of certain assets, mostly attributed to the Company's Emporia facility, to remaining salvage value.
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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2016 and 2015, the total of our cash and cash equivalents was $116.2 million and $47.1 million, respectively. At December 31, 2016, we had term debt before debt issuance costs of $217.9 million, compared to term debt before debt issuance costs of $256.6 million at December 31, 2015. This term debt is due in various tranches and the maturities are reflected in the contractual obligations table below. We set aside a total of $4.0 million of restricted cash in the form of certificates of deposits as collateral for certain letters of credit. The debt is subject to various financial covenants. We were in compliance with the restrictive financial covenants associated with the borrowings as of December 31, 2016.
Our term debt before debt issuance costs (in millions) is as follows (total balance may not foot due to rounding):

	December 31,
	2016	2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$113.4	$—
2.75% Convertible debt, $73,838 face amount, due in June 2019	67.3	126.1
REG Geismar GOZone bonds, secured, variable interest rate, due in October 2033	—	100.0
REG Danville term loan	8.2	—
REG Newton term loan	13.1	16.8
REG Mason City term loan	2.7	3.7
REG Ames term loans	3.6	3.9
REG Grays Harbor term loan	9.3	5.2
Other	0.3	0.9
Total term debt before debt issuance costs	$217.9	$256.6
In addition, we had revolving debt (in millions) as follows:

	December 31,
	2016	2015
Total revolving loans (current)	$52.8	$23.1
Maximum remaining available to be borrowed under the Wells Fargo/Fifth Third and Bankers Trust revolving lines of credit	$100.2	$23.1
2019 Convertible Notes
In June 2014, the Company issued $143.8 million in convertible senior notes (the “2019 Convertible Notes”) with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014.
The initial conversion rate is 75.3963 shares of Common Stock per $1 principal amount of 2019 Convertible Notes, which represents an initial conversion price of approximately $13.26 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Certain corporate events that occur prior to the stated maturity date can cause the Company to increase the conversion rate for a holder.
Prior to December 15, 2018, holders may convert all or any portion of their 2019 Convertible Notes only under certain limited circumstances where the sale price of Common Stock for a period of time is (i) greater than or equal to 130% of the conversion price of the 2019 Convertible Notes on each applicable trading day; (ii) less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate of the 2019 Convertible Notes on each applicable trading day; or (iii) upon the occurrence of specified corporate events. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2019 Convertible Notes, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the

Company’s election. The Company's current intent is to settle the principal amount of the 2019 Convertible Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (conversion spread).
The 2019 Convertible Notes are not redeemable at the Company’s option prior to maturity.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, including our 2019 Convertible Notes, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.
During 2016, we bought back $69.9 million principal amount of the 2019 Convertible Notes in privately negotiated transactions using proceeds from the issuance of the 2036 Convertible Notes discussed below.

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
The net proceeds from the offering of the 2036 Convertible Notes were approximately $147.1 million, after deducting fees and offering expenses of $4.9 million, which was capitalized as debt issuance costs and is being amortized through June 2036. We evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that the features required separate accounting as a derivative. This derivative was capitalized as a long-term liability, "Convertible Debt Conversion Liability" on the Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40.1 million.
GOZone bonds
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

REG Danville, LLC
On December 19, 2014, one of our subsidiaries, REG Danville, LLC, or REG Danville, entered into a Second Amended and Restated Loan Agreement with Fifth Third Bank which provides for a $12.0 million construction and term loan facility (the

“Fifth Third Construction/Term Loan”) that matures on December 19, 2017. Principal of the Fifth Third Construction/Term Loan is currently amortizing in monthly installments of $0.2 million and bears interest based upon LIBOR plus a margin of 4% per annum. In addition, the Fifth Third Construction/Term Loan requires REG Danville to prepay principal based on 50% of its annual excess cash flows. The Fifth Third Construction/Term Loan is secured by the real property and certain personal property of REG Danville and is guaranteed by us. The Fifth Third Construction/Term Loan contains financial covenants which require REG Danville to achieve a minimum fixed charge coverage ratio of at least 1.25 to 1.00, a minimum tangible net worth, and which limits its annual capital expenditures. The Fifth Third Construction/Term Loan contains various loan covenants, including prohibiting it in certain circumstances from making payments to us, and also includes events of default, which in addition to certain customary terms and changes of control of REG Danville, are triggered if REG Danville fails to achieve a specified minimum annual volume of biodiesel production. As of December 31, 2016, there was $8.2 million outstanding under the Fifth Third Construction/Term Loan.

Bankers Trust Line of Credit
On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into a revolving line of credit agreement (the "Energy Services Revolver") with Bankers Trust Company (“Bankers Trust”), which expires March 2017. Pursuant to the Agreement, Bankers Trust agreed to provide a revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30.0 million, subject to certain borrowing base limitations based upon REG Energy Services eligible inventory and accounts receivable. Amounts outstanding under the Energy Services Revolver bear variable interest as stipulated in the Agreement. As of December 31, 2016, there was $3.2 million outstanding under the Energy Services Revolver. The Energy Services Revolver contains customary covenants and events of default, which include a limitation on REG Energy Services ability to make distributions to us if an event of default has occurred under the Energy Services Revolver and financial covenants that require REG Energy Services to maintain certain covenants based upon its tangible net worth. REG Energy Services’ obligations under the Energy Services Revolver are secured by certain of its accounts receivable and inventory and are guaranteed by us. The Company is currently working with Bankers Trust to extend or renew the Agreement.

Wells Fargo and Fifth Third Revolver
On September 30, 2016, REG Services Group, LLC and REG Marketing & Logistics, LLC, our wholly-owned subsidiaries entered into a Joinder and Amendment No. 11 to Credit Agreement (the “Amendment”) to that certain Credit Agreement originally dated as of December 23, 2011, by and among Borrowers, the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, and Fifth Third Bank, as a new lender (as amended, the “M&L and Services Revolver”). Pursuant to the Amendment, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was increased from $60.0 million to $150.0 million and an accordion feature was added to the M&L and Services Revolver which allows our subsidiaries that are the borrowers under the M&L and Services Revolver to request commitments for additional revolving loans in aggregate amount not to exceed $50.0 million subject to customary conditions, including the consent of Lenders providing such additional commitments. The Amendment extended the maturity date of the M&L and Services Revolver to September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to us unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million currently. The M&L and Services Revolver is secured by our subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC (collectively, the “Plant Loan Parties”) subject to a $40.0 million limitation with respect to each of the Plant Loan Parties. We guarantee the obligations of the borrowers under the M&L and Services Revolver.
Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
		(in thousands)
Net cash flows provided from operating activities	$75,303	$80,160	$32,528
Net cash flows used in investing activities	(63,765)	(67,922)	(217,033)
Net cash flows provided from (used in) financing activities	58,174	(27,274)	94,794
Net change in cash and cash equivalents	69,712	(15,036)	(89,711)
Cash and cash equivalents, end of period	$116,210	$47,081	$63,516
The historical cash flows shown above illustrate that we have consistently generated positive cash flows from operations. In 2016, we generated $75.3 million of cash from operating activities. We received approximately $243.7 million related to the 2015 reinstatement of the BTC, of which $148.7 million was paid to our vendors and customers. In addition, approximately $58.6 million of operating cash was used to build up our inventories. Our net cash flows used in investing activity was impacted by the release of our restricted cash related to the early redemption of the GOZone Bonds, which was offset by the use of cash to acquire certain assets of Sanimax Energy, along with expenditures made for continued biorefinery capital improvements. The cash receipts from property insurance coverage of $10.9 million helped offset the cash amounts used in other aforementioned investing activities. Our investing activity has historically focused on acquisitions and plant upgrade projects. Only one acquisition was made in each of 2016 and 2015, while there were three acquisitions in 2014. Financing activities have moved hand in hand with our investing activities. Financing activities were impacted by the issuance of the 2036 Convertible Notes and the early redemption of the GOZone Bonds. Total proceeds from the issuance of the 2036 Convertible Notes after issuance costs were approximately $147.4 million, $60.9 million of which was used to extinguish a portion of the 2019 Convertible Notes and $35.1 million of which was used to fund additional share repurchases, in addition to payments made under our share repurchase programs and the additional $6 million repurchase of the 2019 convertible notes in September 2016. Financing activities in 2014 included the 2019 Convertible Notes we issued to finance the Dynamic Fuels and Syntroleum acquisitions. In 2015, there was no significant debt obtained while we spent approximately $23.3 million on our share repurchase program.
Capital expenditures: We have three partially constructed plants, one near New Orleans, Louisiana, one in Clovis, New Mexico and one in Emporia, Kansas along with a non-operational plant near Atlanta, Georgia. We expect additional investments of approximately $165 million to $270 million in the aggregate, excluding working capital requirements, would be required before these plants would be able to commence production. These facilities would add an expected 150 mmgy to our nameplate production capacity. Our Clovis plant is currently being operated as a terminal facility. We plan to make significant capital expenditures when debt or equity financing becomes available to complete construction of these four facilities.
During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the planned $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. We began a planned $7.0 million upgrade project at our newly acquired Madison facility in the second quarter of 2016. Our budgeted capital expenditures for 2017 are approximately $60 million to $75 million, including upgrades to the Ralston, Madison, Geismar and Grays Harbor facilities, among others.
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
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long Term Debt (1)	$265,616	$21,948	$99,963	$3,931	$139,774
Contingent Consideration (2)	46,568	17,637	28,931	—	—
Operating Lease Obligations (3)	112,028	18,731	42,502	13,839	36,956
Purchase Obligations (4)	27,232	3,857	10,829	5,952	6,594
Other Obligations (5)	7,645	—	—	—	—
	$459,089	$62,173	$182,225	$23,722	$183,324

(1)	See Note 10 of Item 8 for additional detail. Includes fixed interest associated with these obligations.

(2)	Represents contingent consideration relating to our acquisitions of LS9, Syntroleum/Dynamic Fuels and Imperium. See Note 4 of Item 8 for additional detail.

(3)	Operating lease obligations consist of leases of distribution terminals, biomass-based diesel storage facilities, railcars and vehicles.

(4)	Purchase obligations for our production facilities.

(5)
Includes commitments, other facility obligations and a $1.9 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain (the amounts have not been classified by period).

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
Commodity Price Risk
Over the period from January 2010 through December 2016, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.64 per gallon reported in October 2012 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.43 per gallon during this period. Over the period January 2010 to December 2016, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5977 per pound, or $4.48 per gallon of biodiesel in April 2011 to a low of $0.2605 per pound, or $1.95 per gallon in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.4224 per pound or $3.17 per gallon. Over the period from January 2010 through December 2016, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.5450 per pound in June 2011 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.3454 per pound during this period. Over the period from July 2010 through December 2016, RIN prices (based on prices from OPIS) have ranged from a high of $1.99 in September 2011 to a low of $0.24 in November 2013, with sales prices averaging $0.87 during this period.
Adverse fluctuations in feedstock prices as compared to biomass-based diesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yields, governmental policies with respect to agriculture and supply and demand, among others.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2016. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2016 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	567.1	gallons	10%	$(179.8)	(104.5)%
Total Lower Cost Feedstocks	2,210.7	pounds	10%	$(59.7)	(34.7)%
Total Canola Oil	572.4	pounds	10%	$(18.9)	(11.0)%
Total Soy Oil	307.6	pounds	10%	$(10.2)	(5.9)%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the price of NYMEX NY Harbor ULSD would have a negative effect on the fair value of these instruments of $7.8 million. A 10% adverse change in the price of CBOT Soybean Oil would have a negative effect on the fair value of these instruments of $1.4 million.
Interest Rate Risk
REG Newton is subject to interest rate risk relating to its $13.1 million term debt financing from AgStar. Interest will accrue on the outstanding balance of the term loan at 30-day LIBOR plus 400 basis points (effective rate at December 31, 2016 of 4.54%).
We are subject to interest rate risk under our M&L and Services Revolver under which we had $50 million borrowed and outstanding at December 31, 2016. Amounts borrowed under the M&L and Services Revolver bear interestat a per annum rate equal to the one month LIBOR rate plus a margin, which may range from 1.75% per annum to 2.25% per annum, based on the Quarterly Average Excess Availability (as defined in the M&L and Services Revolver). As of December 31, 2016, the effective interest rate under the M&L and Services Revolver was 2.77%.
We are subject to interest rate risk under our Energy Services Revolver, whereby by our wholly owned subsidiary, REG Energy Services can borrow up to $30.0 million, subject to certain borrowing base limitations based upon eligible inventory and accounts receivable. Amounts borrowed under the Energy Services Revolver bear interest at a per annum rate based upon one-month LIBOR rate plus 2.50% per annum.
Following the acquisition of Imperium, we are subject to interest rate risk under a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby our wholly owned subsidiary, REG Grays Harbor, can borrow up to $10.0 million for working capital. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. The nominal rate at December 31, 2016 was 4.30%.
Our weighted average interest rate on variable rate debt balances during 2016 was 3.43% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), redeemable preferred stock and equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 10, 2017

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,210	$47,081
Accounts receivable, net	164,949	310,731
Inventories	145,408	85,890
Prepaid expenses and other assets	36,272	31,882
Total current assets	462,839	475,584
Property, plant and equipment, net	599,474	574,584
Goodwill	16,080	16,080
Intangible assets, net	29,470	30,941
Investments	12,110	8,797
Other assets	12,630	11,819
Restricted cash	4,000	105,815
TOTAL ASSETS	$1,136,603	$1,223,620
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$52,844	$23,149
Current maturities of long-term debt	15,402	5,206
Accounts payable	99,137	236,817
Accrued expenses and other liabilities	38,916	28,466
Deferred revenue	27,246	333
Total current liabilities	233,545	293,971
Unfavorable lease obligation	15,515	17,343
Deferred income taxes	20,279	19,186
Long-term contingent consideration for acquisitions	28,931	26,949
Convertible debt conversion liability	27,100	—
Long-term debt (net of debt issuance costs of $6,286 and $4,105, respectively)	196,203	247,251
Other liabilities	4,856	4,910
Total liabilities	526,429	609,610
COMMITMENTS AND CONTINGENCIES (NOTE 21)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,553,413 and 43,837,714 shares outstanding, respectively)	5	4
Common stock—additional paid-in-capital	480,906	474,367
Retained earnings	214,007	169,680
Accumulated other comprehensive loss	(5,751)	(4,009)
Treasury stock (9,246,002 and 3,178,372 shares, respectively)	(81,824)	(28,762)
Total equity attributable to the Company's shareholders	607,343	611,280
Noncontrolling interest	2,831	2,730
Total equity	610,174	614,010
TOTAL LIABILITIES AND EQUITY	$1,136,603	$1,223,620
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2016	2015	2014
REVENUES:
Biomass-based diesel sales	$1,417,595	$954,742	$922,602
Separated RIN sales	274,800	186,539	130,170
Biomass-based diesel government incentives	346,672	245,868	220,634
	2,039,067	1,387,149	1,273,406
Other revenues	2,165	195	425
	2,041,232	1,387,344	1,273,831
COSTS OF GOODS SOLD:
Biomass-based diesel	1,616,991	1,089,437	950,642
Biomass-based diesel—related parties	—	4,542	42,622
Separated RINs	250,809	182,688	119,788
Other costs of goods sold	1,916	134	167
	1,869,716	1,276,801	1,113,219
GROSS PROFIT	171,516	110,543	160,612
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (includes related party amounts of $0, $0, and $45, respectively)	88,285	73,397	62,681
RESEARCH AND DEVELOPMENT EXPENSE	18,163	16,851	12,424
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	17,893	—	—
IMPAIRMENT OF GOODWILL	—	175,028	—
INCOME (LOSS) FROM OPERATIONS	47,175	(154,733)	85,507
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(7,904)	359	6,631
Change in fair value of convertible debt conversion liability	13,045	—	—
Gain on debt extinguishment	2,331	—	—
Gain on involuntary conversion	9,894	—	—
Other income	427	5,830	662
Interest expense (includes related party amounts of $0, $0, and $7, respectively)	(15,987)	(11,867)	(6,690)
	1,806	(5,678)	603
INCOME (LOSS) BEFORE INCOME TAXES	48,981	(160,411)	86,110
INCOME TAX BENEFIT (EXPENSE)	(4,268)	8,701	(3,572)
NET INCOME (LOSS)	44,713	(151,710)	82,538
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	386	(318)	(73)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	44,327	(151,392)	82,611
PLUS—GAIN ON REDEMPTION OF PREFERRED STOCK	—	—	378
LESS—EFFECT OF CHANGES TO PREFERRED STOCK	—	—	(40)
LESS—EFFECT OF PARTICIPATING PREFERRED STOCK	—	—	(91)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	(874)	—	(1,238)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$43,453	$(151,392)	$81,620
Net income (loss) per share attributable to common stockholders:
Basic	$1.06	$(3.44)	$2.00
Diluted	$1.06	$(3.44)	$1.99
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	40,897,549	43,958,803	40,740,411
Diluted	40,902,860	43,958,803	40,749,913

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(IN THOUSANDS)

	2016	2015	2014
Net income (loss)	$44,713	$(151,710)	$82,538
Unrealized losses on marketable securities, net of taxes of $0, $0 and $0, respectively	—	—	(11)
Foreign currency translation adjustments	(1,848)	(5,022)	—
Other comprehensive loss	(1,848)	(5,022)	(11)
Comprehensive income (loss)	42,865	(156,732)	82,527
Less—Comprehensive loss attributable to noncontrolling interest	(106)	(1,013)	—
Comprehensive income (loss) attributable to the Company	$42,971	$(155,719)	$82,527
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock Shares	Redeemable Preferred Stock	Company Stockholders’ Equity
			Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2014	143,313	3,963	36,506,221	$4	$359,818	$238,134	$—	$(3,886)	$—	$594,070
Issuance of common stock	—	—	49,662	—	582	—	—	—	—	582
Conversion of Series B Preferred Stock to common stock	(816)	(23)	1,634	—	23	—	—	—	—	23
Preferred stock redemption	(142,497)	(3,940)	—	—	—	378	—	—	—	378
Issuance of common stock in acquisitions (net of issuance costs of $942)	—	—	7,794,710	—	80,163	—	—	—	—	80,163
Conversion of restricted stock units to common stock (net of 54,252 shares of treasury stock purchased)	—	—	70,654	—	—	—	—	(526)	—	(526)
Convertible notes conversion feature (net of taxes of $5,082 and net of issuance cost of $886)	—	—	—	—	19,068	—	—	—	—	19,068
Purchase of capped call transactions	—	—	—	—	(11,904)	—	—	—	—	(11,904)
Purchase of remaining interest in VIE (net of taxes of $300)	—	—	—	—	(524)	—	—	—	—	(524)
Acquisition of noncontrolling interest	—	—	—		—	—	—	—	8,962	8,962
Stock compensation expense	—	—	—	—	5,883	—	—	—	—	5,883
Comprehensive income items	—	—	—	—	—	—	(11)	—	—	(11)
Series B Preferred Stock dividends paid	—	—	—	—	—	(40)	—	—	—	(40)
Net income (loss)	—	—	—	—	—	82,611	—	—	(73)	82,538
BALANCE, December 31, 2015	—	—	44,422,881	4	453,109	321,083	(11)	(4,412)	8,889	778,662
Issuance of common stock	—	—	37,966	—	412	—	—	—	—	412
Issuance of common stock in acquisitions	—	—	1,675,000	—	15,310	—	—	—	—	15,310
Conversion of restricted stock units to common stock (net of 92,608 shares of treasury stock purchased)	—	—	295,089	—	—	—	—	(854)	—	(854)
Treasury stock activity	—	—	(2,593,222)	—	—	—	—	(23,473)	—	(23,473)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(4,828)	(4,828)
Stock compensation expense	—	—	—	—	5,161	—	—	—	—	5,161
Comprehensive income items	—	—	—	—	—	—	(3,998)	—	(1,013)	(5,011)
Net loss	—	—	—	—	—	(151,392)	—	—	(318)	(151,710)
Other	—	—	—	—	375	(11)	—	(23)	—	341
BALANCE, December 31, 2015	—	—	43,837,714	4	474,367	169,680	(4,009)	(28,762)	2,730	614,010
Issuance of common stock	—	—	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	—	—	500,000	1	4,050	—	—	—	—	4,051
Conversion of restricted stock units to common stock (net of 69,307 shares of treasury stock purchased)	—	—	180,049	—	—	—	—	(767)	—	(767)
Partial termination of capped call options (inclusive of tax impact of $116)	—	—	—	—	1,863	—	—	—	—	1,863
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	—	—	(5,560)	—	—	—	—	(5,560)
Treasury stock purchases	—	—	(5,998,323)	—	—	—	—	(52,295)	—	(52,295)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	—	—	5,896	—	—	—	—	5,896
Other comprehensive income (loss)	—	—	—	—	(26)	—	(1,742)	—	(106)	(1,874)
Net income	—	—	—	—	—	44,327	—	—	386	44,713
BALANCE, December 31, 2016	—	—	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(IN THOUSANDS)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,713	$(151,710)	$82,538
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	31,825	24,997	15,255
Amortization expense of assets and liabilities, net	1,052	570	541
Accretion of asset retirement obligations	78	72	67
Accretion of convertible note discount	5,147	4,699	2,635
Accretion of marketable securities	—	189	553
Impairment of property, plant and equipment, net	17,893	—	—
Provision for doubtful accounts	630	(803)	1,453
Stock compensation expense	5,896	5,161	5,883
Impairment of goodwill	—	175,028	—
Impairment of investment	—	1,915	—
Deferred tax expense (benefits)	3,009	(8,953)	3,641
Change in fair value of contingent consideration	7,904	(359)	(6,631)
Gain on involuntary conversion	(9,894)	—	—
Bargain purchase gain	—	(5,358)	—
Change in fair value of convertible debt conversion liability	(13,045)	—	—
Gain on debt extinguishment	(2,331)	—	—
Other	(70)	(231)	249
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	145,068	(20,309)	(207,877)
Inventories	(58,551)	29,631	(277)
Prepaid expenses and other assets	(5,566)	16,315	(12,146)
Accounts payable	(133,139)	32,422	143,131
Accrued expenses and other liabilities	7,771	(6,769)	2,336
Deferred revenue	26,913	(16,347)	1,177
Net cash flows provided from operating activities	75,303	80,160	32,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	(52,435)	(80,974)
Cash receipts from marketable securities	—	68,979	63,840
Cash paid for purchase of property, plant and equipment	(60,705)	(64,477)	(60,163)
Insurance proceeds for asset impairments	10,949	11,027	—
Cash receipts from disposal of fixed assets	—	—	45
Transfer into restricted cash	—	(4,000)	(117,660)
Transfer out of restricted cash	1,960	15,845	—
Cash paid for investments	(3,249)	(1,452)	(2,779)
Cash paid for acquisitions and additional interests, net of cash acquired	(12,720)	(41,409)	(19,369)
Other investing activities	—	—	27
Net cash flows used in investing activities	(63,765)	(67,922)	(217,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	26,445	6,470	5,693
Borrowing on other lines of credit	10,185	—	—
Repayments on other lines of credits	(2,437)	—	—
Cash received for issuance of debt	11,775	104	5,490
Cash paid for capped call transactions	—	—	(11,904)
Cash received on convertible debt	152,000	—	143,750
Cash paid on debt	(74,562)	(6,708)	(37,798)
Cash paid for debt issuance costs	(6,369)	(542)	(4,719)
Cash received on partial termination of capped call options	159	—	—
Cash paid for issuance of common stock and preferred stock	—	—	(1,587)
Cash paid for redemption of preferred stock	—	—	(3,562)
Cash paid for treasury stock	(51,474)	(24,350)	(529)
Cash paid for contingent consideration	(7,548)	(2,248)	—
Cash paid for preferred stock dividends	—	—	(40)
Net cash flows provided from (used in) financing activities	58,174	(27,274)	94,794
NET CHANGE IN CASH AND CASH EQUIVALENTS	69,712	(15,036)	(89,711)
CASH AND CASH EQUIVALENTS, Beginning of period	47,081	63,516	153,227
Effect of exchange rate changes on cash	(583)	(1,399)	$—
CASH AND CASH EQUIVALENTS, End of period	$116,210	$47,081	$63,516

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(IN THOUSANDS)

	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$410	$(189)	$(1,847)
Cash paid for interest	$9,920	$6,947	$4,065
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock repurchased included in accrued expenses and other liabilities	$—	$464	$526
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,833	$7,734	$4,220
Issuance costs	$250	$84	$311
Incentive common stock liability for supply agreement	$—	$316	$412
Issuance of common stock for acquisitions	$4,050	$15,310	$80,163
Contingent consideration for acquisitions	$4,500	$5,000	$45,950
Debt assumed in acquisition	$—	$5,225	$129,745
Release of restricted cash to pay off the GOZone Bonds	$101,315	$—	$—
Repayment of GOZone Bonds	$100,000	$—	$—
Non-cash transfer of line of credit to long-term debt	$4,498	$—	$—
Non-cash allocation of proceeds from the 2036 Convertible Notes issuance to convertible debt conversion liability	$40,145	$—	$—
Non-cash allocation of purchase price between debt and equity related to the repurchase of the 2019 Convertible Notes	$7,387	$—	$—
Non-cash share repurchases from partial capped call termination	$1,588	$—	$—
Gain on redemption of preferred stock	$—	$—	$378
Accruals of insurance proceeds related to impairment of property, plant and equipment	$313	$1,414	$—
See "Note 4 - Acquisitions" for noncash items related to the acquisition transactions.

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2016, 2015 and 2014
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company" or "REG") is a company focused on providing cleaner, lower carbon intensity products and services. Today, we principally generate revenue as a leading North American biofuels producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products. To do this, REG utilizes this nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals.
Upon completion of acquiring the remaining interest in Petrotec AG as further discussed in Note 4 - Acquisitions, the Company owns and operates fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 502 million gallons per year, or mmgy, and one fermentation facility. REG has one feedstock processing facility. The Company's network includes the addition of a 20-million gallon nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin, acquired in March 2016. Nine of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company also has three partially constructed production facilities and one non-operational production facility. The Company will need to raise additional capital to complete construction of these plants and fund working capital requirements. It is uncertain when financing will be available. During fourth quarter 2016, the Company wrote down the carrying value at its Emporia facility to its estimated salvage value due to competition from foreign, imported product and the probability of that project being completed in the near term is unlikely.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016 and lapsed on January 1, 2017. It is uncertain whether the BTC will be reinstated thereafter. The expiration along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.
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

Balance, January 1, 2014	$2,124
Amount charged to selling, general and administrative expenses	1,453
Charge-offs, net of recoveries	(1,304)
Balance, December 31, 2014	2,273
Amount charged to selling, general and administrative expenses	(803)
Charge-offs, net of recoveries	(119)
Balance, December 31, 2015	1,351
Amount charged to selling, general and administrative expenses	630
Charge-offs, net of recoveries	(106)
Balance, December 31, 2016	$1,875
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2016 and 2015.
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
In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or market as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of these RINs is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service (OPIS).
California’s Low Carbon Fuel Standard
The Company generates Low Carbon fuel Standard (LCFS) credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are imported by REG to California though approved physical pathways. LCFS credits are used to track compliance with California’s LCFS, which enables the Company to generate LCFS credits based upon the carbon intensity of qualified fuels that are imported by REG into California. Other companies can take title outside of California and generate LCFS credits instead of REG upon import into the state. One LCFS credit equates to one metric ton reduction of carbon dioxide compared to the petroleum fuel baseline so the amount gallons of low carbon fuel consumption to generate one credit will vary. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company on other biomass-based diesel sales that do not transfer credits.
In addition, the Company also obtains LCFS credits from third party trading activities. From time to time, the Company holds varying amounts of these 3rd party LCFS credits for resale. LCFS credits obtained from third parties is initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS obtained from third parties is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the Oil Price Information Service (OPIS).  At year end, the Company held no LCFS credits purchased from third parties.
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
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets of approximately $11,027 were impaired as a result of the fire. At December 31, 2016, the Company had received property proceeds of $19,037 from insurance for the property damage. The excess of the property insurance proceeds over the net book value of the impaired assets, $8,010, was recorded as gain on involuntary conversion on the Consolidated Statements of Operations. These proceeds for property damage were final and have been approved and paid by the insurance carriers.
In September 2015, another fire occurred at the Geismar facility. The Company estimated fixed assets of approximately $1,414 were impaired by the September fire. At December 31, 2016, the Company recorded proceeds of $2,939 from insurance for the property damage. The excess of the property insurance proceeds over the net book value of the impaired assets of $1,525, was recorded as gain on involuntary conversion on the Consolidated Statements of Operations. In addition, as of December 31, 2016, the Company recognized the undisputed portion of $15,060 from its business interruption insurance claim related to the September 2015 fire, which was recorded as an increase in biomass-based diesel sales in the Company's consolidated Statements of Operations. The Company continues to work with the insurance carriers on the in-dispute portion of the business interruption claim. None of this in-dispute business interruption insurance amount has been recognized in earnings at December 31, 2016.
As of December 31, 2016, 2015 and 2014, the Company capitalized interest incurred on debt during the construction of assets of $537, $897 and $1,345, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At December 31, 2016 and December 31, 2015, the Company had goodwill in the Services reporting unit. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing both a discounted cash flow methodology and a market comparable methodology. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value of the Company’s reporting units. The inputs used to estimate the fair value of the Company’s Services reporting unit are considered Level 3 inputs of the fair value hierarchy and included the following: (1) The Company’s financial projections for its reporting unit were based on its analysis of various factors which include, among other things, demands, margins, whether the BTC is reinstated, capital expenditures and economic conditions. Such estimates are consistent with those used in the Company’s budgeting and capital investment reviews, incorporating current market information, historical factors and the regulatory environment; (2) The long-term growth rates assumed for the Company’s reporting unit was based on a comparison to similar publicly traded companies, supported by market information obtained from external sources; and (3) The discount rate used to measure the present value of the projected future cash flows was determined by separately estimating borrowing cost of capital, equity cost of capital, and entity structure. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge. The 2016 annual impairment test determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 16%. During 2015, the Company had a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.
Impairment of Long-lived Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards (RFS2), the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant and the projected costs of financing. Late during the year ended December 31, 2016, the Company recorded impairment charges of $15,593 related to its Emporia facility's property, plant and equipment assets resulting from competition from foreign, imported product and the probability of that project being completed in the near term is unlikely. In addition, the Company recorded impairment charges of $2,300 against certain property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during the fourth quarter of 2016. In 2015, other than those related to the 2015 Geismar fires of $12,441, which were fully offset by insurance receipts and/or accounts receivable for insurance coverage, there was no other impairments recorded for the years ended December 31, 2015 and 2014.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and $13,045 fair value adjustments were recorded for the year ended December 31, 2016. The Company expects to continue marking the embedded conversion option to market unless and until shareholders authorize additional common shares during its Annual Shareholder Meeting. See "Note 10 - Debt" for a further description of the transaction.
Capped Call Transaction
In connection with the issuance of the 2014 convertible senior notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Notes. The impact of these transactions, net of tax, was reflected as an addition/reduction to common stock-additional paid-in capital as presented in the Consolidated Statements of Redeemable Preferred Stock and Equity.
Share Repurchase Programs
In February 2015, the Company's board of directors approved a share repurchase program of up to $30,000 of the Company's shares of common stock. Shares may be repurchased from time to time in open market transactions, privately negotiated transactions or by other means. The Company accounts for share repurchases using the cost method. Under this method, the cost of the share repurchase is recorded entirely in treasury stock, a contra equity account. The Company used the remaining available funds of approximately $6,687 authorized under this program to repurchase 738,448 shares of Common Stock during the first 6 months of 2016.
In March 2016, the Company's board of directors approved a repurchase program of up to $50,000 of the Company's shares of common stock and/or convertible notes, in effect through March 5, 2018. Under the program, which is in addition to the $30,000 common stock repurchase program announced in February 2015, the Company may repurchase shares or convertible notes from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During 2016, the Company repurchased 5,070,375 shares of Common Stock for $44,019 under this program. In addition, the Company used approximately $5,584 under this program to repurchase $6,000 principal amount of the Company's 2019 Convertible Notes, finishing up the program in 2016.
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
Revenue Recognition
The Company recognizes revenues from the following sources:

•
the sale of biomass-based diesel and its co-products, as well as Renewable Identification Numbers (RINs), California Low Carbon Fuel Standard credits (LCFS credits) and raw material feedstocks, purchased or produced by the Company at owned manufacturing facilities and manufacturing facilities with which the Company has tolling arrangements;

•	the resale of biomass-based diesel, RINs, LCFS credits and raw material feedstocks acquired from third parties;

•	the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities;

•	incentives received from federal and state programs for renewable fuels; and

•	fees received for the marketing and sales of biomass-based diesel produced by third parties and from managing operations of third party facilities.
Biomass-based diesel, including RINs and LCFS credits, and raw material feedstock revenues are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Fees received under toll manufacturing agreements with third parties are generally established as an agreed upon amount per gallon of biomass-based diesel produced. The fees are recognized where there is persuasive evidence of an arrangement, delivery has occurred, the price has been fixed or is determinable and collectability can be reasonably assured.
Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. The Company received funds from the United States Department of Agriculture (USDA) in the amount of $434, $624 and $600 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company records amounts when it has received notification of a payment from the USDA or is in receipt of the funds and records the awards under the Program in "Biodiesel government incentives" as they are closely associated with the Company's biomass-based diesel production activities.
Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.

Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $1,746, $1,288 and $755 for the years ended December 31, 2016, 2015 and 2014, respectively.
Research and Development
Research and development (R&D) costs are charged to expense as incurred. In process research and development (IPR&D) assets acquired in connection with acquisitions are recorded on the Consolidated Balance Sheets as intangible assets. During October 2016, the Company entered into the first commercial sale agreement to sell certain products made from the IPR&D platform. This triggered the review of the impairment and useful life of the IPR&D assets. The Company performed a final discounted cash flow analysis at October 31, 2016 prior to assigning a useful life to the IPR&D assets. No impairment was identified related to the Company's IPR&D balance at October 1, 2016, December 31, 2016 and 2015. The Company then determined the useful life of the IPR&D assets to be 15 years and utilizes a straight line method to amortize these assets over the useful life.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,168, $1,071 and $855 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Concentrations
One customer represented slightly less than 10% of the total consolidated revenues of the Company for the years ended December 31, 2016 and 2015. This customer accounted for more than 10% of the total consolidated revenues of the Company for the year ended December 31, 2014. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	2016	2015	2014
Customer A	$144,849	$114,030	$231,780
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
New Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein. The Company anticipates this standard will have a material impact on our consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to its accounting for office, railcar and terminal operating leases. The Company plans to apply a modified retrospective transition approach to each applicable lease that exists at January 1, 2017 as well as leases entered after this date.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company elected early adoption for the quarter ended December 31, 2016. As part of the adoption the Company has elected to continue to account for forfeitures of share-based payments by estimating the number of award expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. This change had no cumulative effect on retained earnings or other components of equity and did not change the net assets as of the beginning of the period of adoption (January 1, 2016). In addition, the Company assessed that the other adjustments provided in the new guidance did not have any material impact on its consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (ASU 2014-09) which will require entities to recognize revenue in an amount that reflects the transfer of promised goods or services to a customer in an amount based on the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The amendments may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of initial application. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is still evaluating its contracts with customers in relation to the requirements of ASU 2014-09, and has not concluded on the financial statement impact of implementing ASU 2014-09. The Company expects to complete its assessment by the quarter ending September 30, 2017.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)" that clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The guidance also re-frames the indicators to focus on evidence that an entity is acting as a principal rather than an agent. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In May 2016, the FASB issued ASU 2016-12, which amends certain aspects of the new revenue standard, ASU 2014-09. The amendments address issues such as collectability; presentation of sales tax and other similar taxes collected from customers; noncash consideration; contract modifications and completed contracts at transition; and transition technical correction. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. In December 2016, the FASB issued ASU 2016-20 providing technical corrections and improvements to Topic 606, Revenue from Contracts with Customers. While the Company is continuing to assess all potential impacts of the new revenue standard, the Company anticipates that the standard will not have a material impact on its consolidated financial statements.
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
NOTE 4—ACQUISITIONS
2016 Acquisition
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
The Company may pay contingent consideration of up to $5,000 (Earnout Payments) over a 7-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of December 31, 2016, the Company has recorded a contingent liability of $3,835, approximately $1,790 of which has been classified as current on the Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets (liabilities) acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Total identifiable assets acquired	21,091

Accrued expenses and liabilities	—
Net identifiable assets acquired	$21,091

The following unaudited pro forma condensed combined results of operations assume that the Sanimax Energy acquisition was completed as of January 1, 2014 and as if the stock had been issued on the same date.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Revenues	$2,049,658	$1,406,580	$1,282,361
Net income (loss) attributable to the Company's common stockholders	43,453	(157,524)	83,612
Basic net income (loss) per share attributable to common stockholders	$1.06	$(3.54)	$2.03
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
Subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Grays Harbor and whether the BTC is reinstated, Imperium may receive certain contingent consideration (Earnout Payments) over a two-year period after the acquisition. The Earnout Payments will be payable in cash. As of December 31, 2016, the Company has recorded a contingent liability of $2,093, all of which has been classified as current on the Consolidated Balance Sheets.
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
During 2016 and 2015, the Company acquired additional common shares of Petrotec as part of the cash tender offers and open market purchases for $149 and $4,828, respectively. At December 31, 2016 and 2015, the Company owned 90.58% and 87.49% of the outstanding common shares and voting interest of Petrotec.
In January 2017, the Company completed its acquisition of the remaining minority interest in Petrotec and now owns 100% of Petrotec's outstanding shares.

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
Subject to achievements related to the sale of renewable hydrocarbon diesel at the REG Geismar production facility, Tyson Foods may receive contingent consideration of up to $35,000. The Company will pay contingent consideration, if and when, the Company achieves certain sales volumes. The agreement calls for periodic payments based on pre-determined payments per gallon of product sold. The probability weighted contingent payments were discounted using a risk adjusted discount rate of 5.8%. The contingent payments will be payable in cash. As of December 31, 2016, the Company has recorded a contingent liability of $27,065, of which $9,589 has been classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
Subject to achievement of certain milestones related to the development and commercialization of products from LS9’s technology, LS9 may receive contingent consideration of up to $21,500 (Earnout Payments) over a five-year period after the acquisition. The Earnout Payments will be payable in cash, the Company's stock or a combination of cash and stock at the Company's election. As of December 31, 2016 and 2015, the Company has recorded a contingent liability of $13,575 and $7,590, respectively, $4,165 and $3,958, respective of which has been classified as current on the Consolidated Balance Sheets.
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
NOTE 5—INVENTORIES
Inventories consist of the following at December 31:

	2016	2015
Raw materials	$34,560	$28,989
Work in process	3,775	3,014
Finished goods	107,073	53,887
Total	$145,408	$85,890
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2016	2015
Land	$5,412	$4,221
Building and improvements	134,398	103,199
Leasehold improvements	10,520	8,149
Machinery and equipment	511,461	397,632
	661,791	513,201
Accumulated depreciation	(138,372)	(75,119)
	523,419	438,082
Construction in process	76,055	136,502
Total	$599,474	$574,584
During 2016, the Company recorded impairment charges of $15,593 related to its Emporia facility's property, plant and equipment assets. Refer to Note 2 for further details.
NOTE 7—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,987)	$4,243	9.0 years
Renewable hydrocarbon diesel technology	8,300	(1,429)	6,871	12.5 years
Acquired customer relationships	2,900	(396)	2,504	8.6 years
Ground lease	200	(127)	73	4.9 years
In-process research and development	15,956	(177)	15,779	14.8 years
Total intangible assets	$33,586	$(4,116)	$29,470

	December 31, 2015
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,551)	$4,679	10.0 years
Renewable hydrocarbon diesel technology	8,300	(876)	7,424	13.5 years
Acquired customer relationships	2,900	(106)	2,794	9.6 years
Ground lease	200	(112)	88	5.9 years
Total amortizing intangibles	17,630	(2,645)	14,985
In-process research and development, indefinite lives	15,956	—	15,956
Total intangible assets	$33,586	$(2,645)	$30,941
The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,471, $1,112 and $1,298 for intangible assets was recorded for the years ended December 31, 2016, 2015 and 2014, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2017	$2,366
2018	2,372
2019	2,379
2020	2,386
2021	2,392
Thereafter	17,575
Total	$29,470
NOTE 8—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2016	2015
Commodity derivatives and related collateral, net	$7,127	$10,097
Prepaid expenses	10,665	8,504
Deposits	2,897	3,824
RIN inventory	9,398	5,656
Taxes receivable	4,539	1,814
Other	1,646	1,987
Total	$36,272	$31,882
RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $612 and $3,027 at December 31, 2016 and 2015, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2016	2015
Spare parts inventory	$3,532	$2,922
Catalysts	4,479	5,742
Deposits	2,392	2,370
Other	2,227	785
Total	$12,630	$11,819
NOTE 9—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2016	2015
Accrued property taxes	$1,518	$1,056
Accrued employee compensation	15,005	8,776
Accrued interest	537	578
Contingent consideration, current portion	17,637	14,762
Unfavorable lease obligation, current portion	1,828	1,828
Excise tax payable	1,603	—
Other	788	1,466
Total	$38,916	$28,466
Other noncurrent liabilities consist of the following at December 31:

	2016	2015
Straight-line lease liability	$2,421	$2,751
Asset retirement obligations	1,140	1,062
Other	1,295	1,097
Total	$4,856	$4,910
NOTE 10—DEBT
The Company’s term debt at December 31 is as follows:

	2016	2015
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$113,446	$—
2.75% Convertible debt, $73,838 face amount, due in June 2019	67,254	126,053
REG Geismar GOZone bonds, secured, variable interest rate, due in October 2033	—	100,000
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	8,163	—
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	13,063	16,800
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	2,659	3,675
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,565	3,901
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	9,273	5,225
Other	468	908
Total debt before debt issuance costs	217,891	256,562
Less: Current portion of long-term debt	15,402	5,206
Less: Debt issuance costs (net of accumulated amortization of $ 3,705 and $2,296, respectively)	6,286	4,105
Total long-term debt	$196,203	$247,251

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

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability" on the Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at December 31, 2016 was $27,100. The Company recognized gains of $13,045 for the year ended December 31, 2016, which are reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Consolidated Statements of Operations. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

In June 2016, approximately $35,101 of the net proceeds from the offering of the 2036 Convertible Notes were used to repurchase 4,060,323 shares of the Company's Common Stock in privately negotiated transactions. In addition, approximately $61,954 of the net proceeds from the offering were used to repurchase $63,912 principal amount of the Company's 2019 Convertible Notes in privately negotiated transactions. In September 2016, the Company used approximately $5,584 under the March 2016 share repurchase program to repurchase an additional $6,000 principal amount of the 2019 Convertible Notes. The repurchases resulted in a gain on debt extinguishment of $2,331, which is reflected on the Consolidated Statements of Operations.

REG Grays Harbor, LLC

In July 2015, REG Grays Harbor entered into a credit agreement with Umpqua Bank, or Umpqua Credit Agreement, whereby it can borrow up to $10.0 million for capital expenditure projects. Amounts borrowed under the Umpqua Credit Agreement bear interest at a per annum rate at of minimum of 3.50% or Prime Rate plus 0.25%. In addition, in July 2015 REG Grays Harbor entered into a line of credit note or Umpqua Line of Credit Note in conjunction with the Umpqua Credit Agreement for a maximum borrowing amount of $5,000. In September 2016, REG Grays Harbor entered into the first loan modification agreement with Umpqua Bank, or the First Modification, to extend the maturity date of the Umpqua Line of Credit to July 31, 2018. The terms of the Umpqua Credit Agreement provide that any principal outstanding under the Umpqua Line of Credit Note on July 31, 2016 shall be converted into term debt. At December 31, 2016, the total outstanding borrowing under the Umpqua Credit Agreement was all term debt and amounted to $9,273, bearing an interest rate of 4.30% per annum.

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
Lines of Credit
The Company’s revolving debt at December 31 are as follows:

	2016	2015
Total revolving loans (current)	$52,844	$23,149
Maximum remaining available to be borrowed under revolving lines of credit	$100,237	$23,067
On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of$30,000. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. The Agreement contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.
On September 30, 2016, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, the Company's wholly owned subsidiaries entered into a Joinder and Amendment No. 11 to Credit Agreement (the “Amendment”) to that certain Credit Agreement originally dated as of December 23, 2011, by and among Borrowers, the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, and Fifth Third Bank, as a new lender (as amended, the “Well Fargo Revolver”). Pursuant to the Amendment, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was increased from $60,000 to $150,000, and an accordion feature was added to the M&L and Services Revolver, which allows the Company's subsidiaries that are borrowers to request commitments for additional revolving loans in aggregate amount not to exceed to $50,000, subject to customary conditions, including the consent of Lenders providing such additional commitments.
The Amendment extended the maturity date of the M&L and Services Revolver to September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to us unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.5 if excess availability under the M&L and Services Revolver is less than 10% of the total $150,000 of current revolving loan commitments, or $15,000 currently. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.
Maturities of the term debt, including the convertible debt, are as follows for the years ending December 31:

2017	$15,402
2018	14,757
2019	69,497
2020	1,576
2021	1,638
Thereafter	115,021
Total	217,891
Less: current portion	15,402
$202,489

NOTE 11—INCOME TAXES
Income tax benefit (expense) for the years ended December 31 is as follows:

	2016	2015	2014
Current income tax benefit (expense)
Federal	$—	$—	$—
State	94	—	—
Foreign	(1,036)	(225)	—
	(942)	(225)	—
Deferred income tax benefit (expense)
Federal	2,113	24,151	(14,112)
State	6,936	9,736	1,420
Foreign	(2,560)	1,035	9
Net operating loss carryforwards created	105,165	88,110	61,640
	111,654	123,032	48,957
Income tax benefit (expense) before valuation allowances	110,712	122,807	48,957
Deferred tax valuation allowances	(114,980)	(114,106)	(52,529)
Income tax benefit (expense)	$(4,268)	$8,701	$(3,572)
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2016	2015	2014
U.S. Federal income tax expense at a statutory rate of 35 percent	$(17,143)	$56,144	$(30,139)
State taxes, net of federal income tax benefit	11,442	12,777	5,119
Tax position on government incentives	117,630	85,423	76,662
Goodwill impairment tax impact	2,876	(35,062)	—
Bargain purchase gain	—	1,875	—
Foreign net operating loss expiration	(2,383)	—	—
Other	(1,710)	1,650	(2,685)
Total (expense) benefits for income taxes before valuation allowances	110,712	122,807	48,957
Valuation allowances	(114,980)	(114,106)	(52,529)
Total benefit (expense) for income taxes	$(4,268)	$8,701	$(3,572)
The Company receives government incentive payments and excludes this revenue from federal and state taxable income. This tax position of excluding government incentives from taxable income has been accepted by the Internal Revenue Service under audit for 2010 and 2011 and has been approved by the Joint Committee on Taxation. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and initially established a valuation allowance in 2013 to reduce its total deferred tax assets to the amount more-likely-than-not to be realized.
In 2015, the Company had a non-cash impairment charge for goodwill of $175,028, of which $91,961 was not deductible for tax purposes. A $32,186 tax impact related to the non-deductible portion of the goodwill impairment charge is reflected in the tax reconciliation above for 2015 in the amount of $35,062, offset with $2,876 in 2016.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2016	2015
Deferred Tax Assets:
Goodwill	$42,082	$39,172
Net operating loss carryforwards	346,768	243,865
Tax credit carryforwards	1,597	1,597
Start-up costs	857	988
Stock-based compensation	5,853	4,703
Terminal leases	2,603	3,859
Capitalized research and development	11,394	8,096
Accrued compensation	4,419	2,546
Inventory capitalization	3,227	2,046
Allowance for doubtful accounts	800	567
Other	2,363	1,569
Deferred tax assets	421,963	309,008
Deferred Tax Liabilities:
Prepaid expenses	(1,724)	(1,338)
Property, plant and equipment	(61,431)	(65,398)
Intangibles	(3,591)	(3,909)
Deferred revenue	(3,454)	—
Convertible debt	(5,797)	(3,626)
Unrealized gain (loss) on available for sale investments	874	(1,752)
Other	(2,084)	(2,007)
Deferred tax liabilities	(77,207)	(78,030)
Net deferred tax assets (liabilities)	344,756	230,978
Valuation allowance	(365,035)	(250,164)
Net deferred taxes	$(20,279)	$(19,186)
At December 31, 2016, the Company has recorded a deferred tax asset of $346,768 reflecting the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $887,228 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, may limit the utilization of federal and state net operating losses and credit carry-forwards in any one year. The Company has performed an ownership change analysis in 2016 to determine the impact of changes in ownership on utilization of carry-forward attributes, the results of which have been incorporated into our financial statements.
In evaluating available evidence around the recoverability of net deferred tax assets, the Company considers, among other factors, historical financial performance, expectation of future earnings, length of statutory carry-forward periods and ability to carry back losses to prior periods, experience with operating loss and tax credit carry-forwards expiring unused, tax planning strategies and timing for the of reversals of temporary differences. In evaluating losses, management considers the nature, frequency and severity of losses in light of the conditions giving rise to those losses. As a result of the above described tax position of excluding government incentive payments from taxable income, the Company currently has cumulative losses in recent years and has established a valuation allowance to reduce its total deferred tax assets to the amount more-likely-than-not to be realized. Activity regarding the valuation allowance for deferred tax assets was as follows:

	2016	2015	2014
Beginning of year balance	$250,164	$136,547	$76,916
Changes in valuation allowance charged to income	114,980	114,106	52,529
Foreign currency translation	(109)	(773)	—
Acquisition	—	284	7,102
End of year balance	$365,035	$250,164	$136,547

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
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2016	2015	2014
Beginning and end of year balance	$1,900	$1,900	$1,900
The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $0 at December 31, 2016, 2015 and 2014. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2016 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
The Company is subject to tax in the U.S. and various state and foreign jurisdictions. The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011. All other years are subject to examination, while various state and foreign income tax returns also remain subject to examination by state taxing authorities.
The Company considers its foreign earnings of non U.S. subsidiaries to be permanently reinvested. Any amount would become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The Company has not made a provision for U.S. or additional foreign withholding taxes. The Company has $0 deferred tax liability related to investments in its foreign subsidiaries.  If the Company had a deferred tax liability related to its foreign subsidiaries it would be unrecorded as the Company considers its foreign earnings indefinitely reinvested.
NOTE 12—STOCK-BASED COMPENSATION
On October 26, 2011, the stockholders approved the 2009 Stock Incentive Plan (the 2009 Plan) which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units (RSUs), performance restricted stock units (PRSUs) and stock appreciation rights (SARs) at the discretion of the Company Board as compensation to employees, consultants of the Company and to non-employee directors. Under the 2009 Plan, an additional 1,800,000 shares, or 5,960,000 shares in total, are reserved for issuance as approved by shareholders on May 15, 2014. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.
The Company recorded stock-based compensation expense of $5,896, $5,161 and $5,883 for the years ended December 31, 2016, 2015 and 2014, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2016, there was $8,103 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 2.9 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2014	500,928	$15.81
Issued	257,030	$10.97
Vested and restriction lapsed	(124,906)	$10.42
Forfeited	(16,658)	$10.95
Awards outstanding - December 31, 2014	616,394	$15.00
Issued	339,280	$9.34
Vested and restriction lapsed	(295,089)	$9.36
Forfeited	(22,687)	$10.56
Awards outstanding - December 31, 2015	637,898	$12.87
Issued	504,647	$9.07
Vested and restriction lapsed	(249,356)	$9.77
Forfeited	(33,938)	$8.15
Awards outstanding - December 31, 2016	859,251	$11.73
The RSUs convert into one share of common stock upon vesting. RSU’s cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards, excluding those issued to the Company’s Board of Directors (one year) and certain executive management (four year), is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Performance Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding -January 1, 2015	—	$—
Issued	59,623	$9.40
Vested and restriction lapsed	—	$—
Forfeited	—	$—
Awards outstanding - December 31, 2015	59,623	$9.40
Issued	175,217	$9.06
Vested and restriction lapsed	—	$—
Forfeited	—	$—
Awards outstanding - December 31, 2016	234,840	$9.15
The PRSUs convert into one share of common stock upon vesting. PRSUs vest in different tranches upon meeting certain performance conditions, which are generally based on the Company's stock price performance and expressly provided service. These PRSUs are fair valued at grant date based on Monte Carlo simulations. The derived service period for these PRSU awards as a result of the Monte Carlo simulation, is a approximately two year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Stock Appreciation Rights
The following table summarizes information about SARs granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2014	1,373,069	$10.28
Granted	449,225	$11.73
Exercised	(435)	$7.37
Forfeited	(12,557)	$11.57
SAR's outstanding - December 31, 2014	1,809,302	$10.63	8.1 years
Granted	655,855	$9.47
Exercised	(14,470)	$9.21
Forfeited	(54,561)	$10.30
SAR's outstanding - December 31, 2015	2,396,126	$10.33	7.6 years
Granted	176,824	$8.80
Exercised	(8,003)	$8.57
Forfeited	(56,932)	$10.75
SAR's outstanding - December 31, 2016	2,508,015	$10.22	6.7 years
SAR's exercisable - December 31, 2016	1,015,440	$15.92	6.7 years
SAR's expected to vest - December 31, 2016	1,096,639	$10.19	6.7 years
The SARs vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2016	2015	2014
The weighted average fair value of stock appreciation rights issued (per unit)	$2.79 - $3.74	$3.33 - $3.90	$4.18 - $4.93
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.1% - 1.4%	1.4% - 1.6%	1.5% - 1.8%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25
Stock Options
The following table summarizes information about Common Stock options granted, exercised, forfeited, vested and exercisable:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Options outstanding - January 1, 2014	87,026	$23.75	2.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2014	87,026	$23.75	1.6 years
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding - December 31, 2015	87,026	$23.75	0.6 years
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(87,026)	$—
Options outstanding - December 31, 2016	—	$—	0.0 years
Options exercisable - December 31, 2016	—	$—	0.0 years
There were no outstanding stock options at December31, 2016. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company reassesses its related parties at reporting dates and has determined that West Central Cooperative, now known as Landus Cooperative ("Landus"), is no longer a related party because it does not hold ten percent or more of the
Company’s outstanding Common Stock, and no longer has the right to a seat on the Company's board throughout 2016 and for the last nine months of 2015. Transactions with Landus, prior to the Company's determination that Landus was no longer a related party, amounted to $4,542 and $42,622 for 2015 and 2014, respectively, primarily related to raw material purchases at market prices. This amount was included in the "Costs of goods sold - Biomass-based diesel" on the Consolidated Statements of Operations.
NOTE 14—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $22,487, $19,814 and $17,498 for the years ended December 31, 2016, 2015 and 2014, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2017	$18,731
2018	16,575
2019	15,300
2020	10,626
2021	10,242
Thereafter	40,553
Total minimum payments	$112,027
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

NOTE 15 — DERIVATIVE INSTRUMENTS
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
At December 31, 2016, the net notional volumes of heating oil and soybean oil covered under the open commodity derivative contracts were 45.4 million gallons and 41.0 million pounds, respectively.
The Company offsets the fair value amounts recognized for its commodity derivative contracts with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid expenses and other assets in the Consolidated Balance Sheets, see "Note 10 – Other Assets". As of December 31, 2016, the Company posted $9,366 of collateral associated with its commodity-based derivatives with a net liability position of $2,239.
The following tables provide details regarding the Company’s derivative financial instruments:

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$1,272	$3,511	$4,644	$185
Cash collateral	9,366	—	5,638	—
Total gross amount recognized	10,638	3,511	10,282	185
Gross amounts offset	(3,511)	(3,511)	(185)	(185)
Net amount reported in the Consolidated Balance Sheets	$7,127	$—	$10,097	$—
The following table sets forth the pre-tax gains (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2016	2015	2014
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(35,386)	$35,983	$61,631
NOTE 16—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,239)	$(1,297)	$(942)	$—
Convertible debt conversion liability	$(27,100)	—	(27,100)	—
Contingent consideration for acquisitions	$(46,568)	—	—	(46,568)
	$(75,907)	$(1,297)	$(28,042)	$(46,568)

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$4,459	2,196	2,263	—
Contingent consideration for acquisitions	$(41,712)	—	—	(41,712)
	$(37,253)	$2,196	$2,263	$(41,712)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Contingent Consideration for Acquisitions
	2016	2015
Balance at beginning of period, January 1	$41,712	$39,319
Fair value of contingent consideration at measurement date	4,500	5,000
Change in estimates included in earnings	7,904	(359)
Settlements	(7,548)	(2,248)
Balance at end of period, December 31	$46,568	$41,712
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
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2016		2015
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(270,735)	$(264,267)	$(279,711)	$(275,123)
NOTE 17—NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive average number of securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	43,513	87,026	87,026
Stock appreciation rights	2,422,716	2,072,130	1,400,824
Warrants to purchase common stock	—	—	17,916
2019 Convertible notes	7,895,675	10,838,218	6,295,075
2036 Convertible notes	8,209,651	—	—
Total	18,571,555	12,997,374	7,800,841
The following table presents the calculation of diluted net income per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	2016	2015	2014
Net income (loss) attributable to the Company's common stockholders - Basic	$43,453	$(151,392)	$81,620
Plus: distributed dividends to Preferred Stockholders	—	—	40
Plus (less): effect of participating securities	874	—	(418)
Net income (loss) attributable to common stockholders	44,327	(151,392)	81,242
Less: effect of participating securities	(874)	—	—
Net income (loss) attributable to the Company's common stockholders - Diluted	$43,453	$(151,392)	$81,242
Shares:
Weighted-average shares outstanding - Basic	40,897,549	43,958,803	40,740,411
Adjustment to reflect stock appreciation right conversions	5,311	—	9,502
Weighted-average shares outstanding - Diluted	40,902,860	43,958,803	40,749,913

Net income (loss) per share attributable to common stockholders - Diluted	$1.06	$(3.44)	$1.99
NOTE 18—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, the Company determined that as activities surrounding its renewable chemicals business increase, it changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. There are no changes to the Company's assessments in 2016. As such, our reportable segments at December 31, 2016 include Biomass-based diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The Renewable Chemicals segment consists of research and development activities involving the production of renewable chemicals, additional advanced biofuels and other products from the Company's proprietary microbial fermentation process and the operations of a demonstration scale facility located in Okeechobee, Florida. The Renewable Chemicals segment started to have research and development collaborative and initial product revenues in 2016.
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
The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net sales:
Biomass-based Diesel (includes Petrotec's net sales of $171,358, $145,039, and $3,563, respectively)	$1,952,361	$1,326,452	$1,264,850
Services	87,014	102,731	85,149
Renewable Chemicals	2,065	—	—
Corporate and other	106,572	68,984	11,940
Intersegment revenues	(106,780)	(110,823)	(88,108)
	$2,041,232	$1,387,344	$1,273,831
Income (loss) before income taxes
Biomass-based diesel (includes Petrotec's income (loss) of $5,007, $(1,643), and $(337), respectively)	$64,814	$(100,152)	$104,136
Services	2,970	6,323	6,980
Renewable Chemicals	(19,787)	(52,728)	(12,252)
Corporate and other	984	(13,854)	(12,754)
	$48,981	$(160,411)	$86,110
Depreciation and amortization expense, net:
Biomass-based diesel (includes Petrotec's amounts of $2,849, $3,259, and $0, respectively)	$29,018	$22,799	$13,497
Services	613	302	204
Renewable Chemicals	1,550	1,413	1,293
Corporate and other	1,696	1,362	802
	$32,877	$25,876	$15,796
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel (includes Petrotec's amounts of $1,353, $1,816, and $0, respectively)	$52,952	$59,859	$52,846
Services	4,731	1,510	643
Renewable Chemicals	473	672	532
Corporate and other	2,549	2,436	6,142
	$60,705	$64,477	$60,163

	2016	2015
Goodwill:
Biomass-based diesel	$—	$—
Services	16,080	16,080
Renewable Chemicals	—	—
	$16,080	$16,080
Assets:
Biomass-based diesel (including Petrotec's assets of $51,822 and $45,471)	$1,026,349	$1,048,923
Services	53,823	60,308
Renewable Chemicals	22,883	23,872
Corporate and other	299,825	308,782
Intersegment eliminations	(266,277)	(218,265)
	$1,136,603	$1,223,620

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

	2016	2015	2014
Net sales:
United States	$1,869,874	$1,242,305	$1,270,268
Foreign	171,358	145,039	3,563
	$2,041,232	$1,387,344	$1,273,831

2016		2015
Long-lived assets:
United States	$580,868	$553,987
Foreign	18,606	20,597
	$599,474	$574,584

NOTE 19—COMMITMENTS AND CONTINGENCIES
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

2017	$3,857
2018	3,784
2019	3,748
2020	3,297
2021	2,976
Thereafter	9,570
Total	$27,232
As of December 31, 2016, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.
NOTE 20—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
During the third quarter 2016 close process, the Company identified errors in its previously reported interim financial statements for the quarter ended March 31, 2016 pertaining to certain biomass-based diesel sales completed in that quarter that contained BTC sharing terms resulting in an overstatement of biomass-based diesel sales and a corresponding understatement of accounts payable, deferred income taxes and income tax expense for the three months ended March 31, 2016 and the six months ended June 30, 2016. The correction of the errors is reflected in the quarterly information below.
Based on an evaluation of all relevant facts, the Company assessed the materiality of these errors on the first and second quarter interim financial statements and concluded under ASC 250 that the correction was immaterial to the Company’s results for the three months ended March 31, 2016 and six months ended June 30, 2016 and an amendment of previously filed reports was not required. In accordance with ASC 250, the Company elected to correct these errors by revising the consolidated financial statements and other financial information contained within this Annual Report on Form 10-K for the periods impacted to correct the effect of these errors.

The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Revenues	$297,870	$558,301	$624,640	$560,421
Gross profit (loss)	17,384	24,862	47,350	81,920
Selling, general, and administrative expenses including research and development expense	23,703	25,277	25,604	31,864
Impairment of property, plant and equipment	—	—	—	17,893
Net income (loss) from operations	(6,319)	(415)	21,746	32,163
Other income (expense), net	159	7,432	558	(6,343)
Net income (loss) attributable to the Company	(6,918)	7,606	23,442	20,197
Net income (loss) per share attributable to common stockholders - basic	(0.16)	0.18	0.59	0.51
Net income (loss) per share attributable to common stockholders - diluted	(0.14)	0.18	0.59	0.51

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Revenues	$230,918	$373,762	$394,856	$387,808
Gross profit	(16,195)	15,907	4,405	106,426
Selling, general, and administrative expenses including research and development expense	20,535	19,749	21,995	27,969
Impairment of goodwill	—	—	—	175,028
Loss from operations	(36,730)	(3,842)	(17,590)	(96,571)
Other income (expense), net	(2,471)	972	869	(5,048)
Net loss attributable to the Company	(38,107)	(2,001)	(15,675)	(95,609)
Net loss per share attributable to common stockholders - basic	(0.86)	(0.05)	(0.36)	(2.18)
Net loss per share attributable to common stockholders - diluted	(0.86)	(0.05)	(0.36)	(2.18)
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
Our management, under the supervision of and with the participation of the CEO and CFO performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities

Exchange Act of 1934 as of the end of the period covered by this report, December 31, 2016. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2016 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation procedures detailed below for the previously identified material weaknesses, there have been no changes during our quarter ended December 31, 2016 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in Item 9A of our Form 10-Q for the nine months ended September 30, 2016, management concluded that there was a material weakness in internal control over financial reporting related to the Company's sales contract review control over the recognition of biomass-based diesel sales not operating effectively. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and Audit Committee oversight.
The remediation plan included:
•Increasing the frequency of the sales contract review control from a quarterly meeting to a monthly;
•Developing, documenting and implementing policies and procedures to identify non-standard sales contracts;
•Increasing the scope of the control to include any sharing agreements regardless of having the biodiesel mixture excise tax credit in place or not;
•Expanding control owners for the sales contract review control to include treasury, tax and sales personnel in addition to accounting personnel; and
•Personnel changes were made to strengthen the operating effectiveness of the control, in addition to increasing education, support and oversight of the employees tasked with the identification and evaluation of sales contract with nonstandard terms to ensure the application of the proper accounting treatment in accordance with United States generally accepted accounting principles.
Implementation of the remediation plan described above and the resulting improvements in controls have strengthened our internal control over financial reporting and have addressed the related material weakness that was identified during the third quarter of 2016. As part of our assessment of internal control over financial reporting during the fourth quarter of 2016, management tested and evaluated all internal controls to assess whether they are designed and operating effectively as of December 31, 2016. Management determined that its internal controls over financial reporting were designed and operating effectively to prevent and detect a material misstatement due to error or fraud and therefore concluded that the material weakness was remediated.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2016 and 2015

(ii)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, 2014

(iv)	Consolidated Statements of Redeemable Preferred Stock and Equity for the years ended December 31, 2016, 2015 and 2014

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014
(b) Exhibits
The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules
ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Daniel J. Oh
Daniel J. Oh
President and Chief Executive Officer
Date: March 10, 2017
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

Date
/s/ Daniel J. Oh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2017
Daniel J. Oh

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 10, 2017
Chad Stone

/s/ Chad A. Baker	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2017
Chad A. Baker

/s/ Jeffrey Stroburg	Director (Chairman)	March 10, 2017
Jeffrey Stroburg

/s/ Delbert Christensen	Director	March 10, 2017
Delbert Christensen

/s/ Peter J.M.Harding	Director	March 10, 2017
Peter J. M. Harding

/s/ Randolph L. Howard	Director	March 10, 2017
Randolph L. Howard

/s/ Michael A. Jackson	Director	March 10, 2017
Michael A. Jackson

/s/ Michael Scharf	Director	March 10, 2017
Michael Scharf

/s/ Christopher Sorrells	Director	March 10, 2017
Christopher Sorrells

EXHIBIT INDEX

Exhibit Number	Description

3.1
Third Amended and Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the “Company”), effective as of January 24, 2012 (incorporated by reference to Exhibit 3.1 (c) to the Company’s Registration Statement on Form S-1/A filed September 8, 2011).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 (b) to the Company’s Registration Statement on Form S-1/A filed November 18, 2011).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011).

4.2
Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

4.3
First Supplemental Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 29, 2014).

4.4	Form of Note (included in Exhibit 4.2).

4.5
Indenture dated as of June 2, 2016, between the Company and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to to the Company's Current Report on Form 8-K dated June 2, 2016).

10.1	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2010 filed August 16, 2010).

10.2
Renewable Energy Group Annual Incentive Plan for Executive Officers (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders of April 4, 2013, filed on April 4,
2013).*

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.4	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.5	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 7, 2016).*

10.6
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011).

10.7
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.8
Amendment No. 1 to Credit Agreement, dated as of January 31, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.9
Amendment No. 2 to Credit Agreement, dated as of February 29, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.10
Amendment No. 3 to Credit Agreement, dated as of May 1, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

Exhibit Number	Description
10.11
Amendment No. 4 to Credit Agreement, dated as of January 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.12
Amendment No. 5 to Credit Agreement, dated as of August 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.13
Consent and Amendment No. 6 to Credit Agreement, dated as of December 23, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

1,014
Amendment No. 7 to Credit Agreement, dated as of May 19, 2014, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.15
Amendment No. 8 to Credit Agreement, dated as of February 20, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing
& Logistics Group, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.16
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing &
Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed July 22, 2015).

10.17
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.18
Membership Interest Purchase Agreement, dated as of May 20, 2014, by and among Renewable Energy Group, Inc., REG Synthetic Fuels, LLC and Tyson Foods, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed May 27, 2014).+

10.19
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.20
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.21
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2014).

1,022
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.23
Employment Agreement, effective January 1, 2015, between Renewable Energy Group, Inc. and Daniel J. Oh (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed December 24, 2014).

10.24
Joinder and Amendment No. 11 to Credit Agreement, dated as of September 30, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016).

12.1	Statement regarding computation of ratios

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description
24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Daniel J. Oh pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer.

+ Confidential treatment requested
* Management contract or compensatory plan, contract or arrangement

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Redeemable Preferred Stock and Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.