Form 10-Q
period 2017-03-31
Renewable Energy Group, Inc.
filed 2017-05-08
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 28, 2017, the registrant had 38,594,266 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,235	$116,210
Accounts receivable, net	58,631	164,949
Inventories	169,810	145,408
Prepaid expenses and other assets	50,039	36,272
Total current assets	360,715	462,839
Property, plant and equipment, net	608,267	599,474
Goodwill	16,080	16,080
Intangible assets, net	28,886	29,470
Investments	12,946	12,110
Other assets	11,693	12,630
Restricted cash	2,500	4,000
TOTAL ASSETS	$1,041,087	$1,136,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$22,562	$52,844
Current maturities of long-term debt	17,366	15,402
Accounts payable	69,965	99,137
Accrued expenses and other liabilities	31,582	38,916
Deferred revenue	18,942	27,246
Total current liabilities	160,417	233,545
Unfavorable lease obligation	15,058	15,515
Deferred income taxes	21,311	20,279
Long-term contingent consideration for acquisitions	26,108	28,931
Convertible debt conversion liability	27,272	27,100
Long-term debt (net of debt issuance costs of $6,065 and $6,286, respectively)	193,620	196,203
Other liabilities	4,667	4,856
Total liabilities	448,453	526,429
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,594,266 and 38,553,413 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	481,943	480,906
Retained earnings	198,093	214,007
Accumulated other comprehensive loss	(5,200)	(5,751)
Treasury stock (9,270,496 and 9,246,002 shares outstanding, respectively)	(82,207)	(81,824)
Total equity attributable to the Company's shareholders	592,634	607,343
Non-controlling interest	—	2,831
Total equity	592,634	610,174
TOTAL LIABILITIES AND EQUITY	$1,041,087	$1,136,603
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2017	March 31, 2016
REVENUES:
Biomass-based diesel sales	$343,737	$213,675
Separated RIN sales	57,324	25,765
Biomass-based diesel government incentives	16,941	58,401
	418,002	297,841
Other revenue	891	29
	418,893	297,870
COSTS OF GOODS SOLD:
Biomass-based diesel	353,851	253,715
Separated RINs	46,629	26,769
Other costs of goods sold	1,130	2
	401,610	280,486
GROSS PROFIT	17,283	17,384
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,907	19,777
RESEARCH AND DEVELOPMENT EXPENSE	3,598	3,926
LOSS FROM OPERATIONS	(9,222)	(6,319)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(589)	15
Change in fair value of convertible debt conversion liability	(172)	—
Gain on involuntary conversion	—	3,543
Other income (loss), net	(320)	(88)
Interest expense	(4,536)	(3,311)
	(5,617)	159
LOSS BEFORE INCOME TAXES	(14,839)	(6,160)
INCOME TAX EXPENSE	(1,075)	(728)
NET LOSS	(15,914)	(6,888)
LESS—NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	30
NET LOSS ATTRIBUTABLE TO THE COMPANY	(15,914)	(6,918)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	—
NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(15,914)	$(6,918)
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.41)	$(0.16)
DILUTED	$(0.41)	$(0.16)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,599,048	43,899,084
DILUTED	38,599,048	43,899,084
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Net loss	$(15,914)	$(6,888)
Foreign currency translation adjustments	551	1,664
Other comprehensive income	551	1,664
Comprehensive loss	(15,363)	(5,224)
Less—Comprehensive loss attributable to noncontrolling interest	—	85
Comprehensive loss attributable to the Company	$(15,363)	$(5,309)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Treasury stock purchases	(647,794)	—	—	—	—	(5,817)	—	$(5,817)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	1,076	—	—	—	—	1,076
Other comprehensive loss	—	—	—	—	1,579	—	85	1,664
Net income (loss)	—	—	—	(6,918)	—	—	30	(6,888)
BALANCE, March 31, 2016	43,723,893	$5	$479,808	$162,762	$(2,430)	$(34,579)	$2,666	$608,232
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 24,494 shares of treasury stock purchased)	40,853	—	—	—	—	(383)	—	(383)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—	—	1,308	—	—	—	—	1,308
Other comprehensive loss	—	—	—	—	551	—	—	551
Net loss	—	—	—	(15,914)	—	—	—	(15,914)
BALANCE, March 31, 2017	38,594,266	$5	$481,943	$198,093	$(5,200)	$(82,207)	$—	$592,634
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,914)	$(6,888)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	8,423	7,674
Amortization expense of assets and liabilities, net	440	161
Gain on involuntary conversion	—	(3,543)
Accretion of convertible note discount	1,338	1,203
Change in fair value of contingent consideration	589	(15)
Change in fair value of convertible debt conversion liability	172	—
Provision for doubtful accounts	255	(160)
Stock compensation expense	1,308	1,076
Deferred tax expense	650	684
Other operating activities	222	(116)
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	106,094	204,232
Inventories	(24,195)	(45,789)
Prepaid expenses and other assets	(13,022)	(10,817)
Accounts payable	(29,173)	18,128
Accrued expenses and other liabilities	(6,907)	(2,514)
Deferred revenue	(8,304)	(30)
Net cash flows provided by operating activities	21,976	163,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts for involuntary conversion	—	3,543
Cash receipts of restricted cash	1,500	—
Cash paid for purchase of property, plant and equipment	(16,636)	(14,770)
Cash paid for acquisitions and additional interests, net of cash acquired	(3,291)	(12,720)
Cash paid for investments	(816)	(3,249)
Net cash flows used in investing activities	(19,243)	(27,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving line of credit	(31,853)	(23,149)
Borrowings on other lines of credit	2,671	2,820
Repayments on other lines of credit	(1,100)	—
Cash received from notes payable	—	7,537
Cash paid on notes payable	(2,254)	(1,312)
Cash paid for debt issuance costs	(434)	(112)
Cash paid for treasury stock	—	(4,873)
Cash paid for contingent consideration settlement	(3,980)	(581)
Net cash flows used in financing activities	(36,950)	(19,670)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,217)	116,420
CASH AND CASH EQUIVALENTS, Beginning of period	116,210	47,081
Effect of exchange rate changes on cash	242	551
CASH AND CASH EQUIVALENTS, End of period	$82,235	$164,052
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$14	$122
Cash paid for interest	$715	$1,027
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,484	$6,224
Debt issuance cost	$45	$50
Treasury stock	$—	$944
Issuance of common stock for acquisitions	$—	$4,050
Contingent consideration for acquisitions	$—	$4,500
Accruals of insurance proceeds related to impairment of property, plant and equipment	$—	$1,414

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The three Months Ended March 31, 2017 and 2016
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 10, 2017. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of March 31, 2017, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 502 million gallons per year, or mmgy, and a fermentation facility. REG has one feedstock processing facility. The Company's network includes the addition of a 20-million gallon annual nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin, acquired in March 2016. Nine of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016 and lapsed on January 1, 2017. During the three months ended March 31, 2017, the Company recognized $16,660 as BTC revenue out of the $26,897 deferred BTC revenue that was outstanding as of December 31, 2016. It is uncertain whether the BTC will be reinstated. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
During the third quarter 2016 close process, the Company identified errors in its previously reported interim financial statements for the quarter ended March 31, 2016 pertaining to certain biomass-based diesel sales completed in that quarter that contained BTC sharing terms resulting in an overstatement of biomass-based diesel sales and a corresponding understatement of accounts payable, deferred income taxes and income tax expense for the three months ended March 31, 2016. The correction of the errors is reflected in the comparative figures within this report.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Through March 31, 2017, the Company has received approximately $79,101 of the $89,266 outstanding related to the 2016 biodiesel mixture excise tax credit, which results in $10,165 remaining as outstanding receivables at March 31, 2017.
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
In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period. The resulting adjustments are reflected in costs of goods sold for the period. The value of these RINs is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service ("OPIS").

California’s Low Carbon Fuel Standard
The Company generates Low Carbon fuel Standard ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are imported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company on other biomass-based diesel sales that do not transfer credits.
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS obtained from third parties is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS.
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
In April 2015, the Company experienced a fire at its Geismar facility, resulting in the shutdown of the facility. The Company estimated fixed assets with a net book value of approximately $11,027 were impaired as a result of the fire. In 2016, the Company has received property proceeds of $19,037 from insurance for the property damage. These proceeds for property damage were final and have been approved and fully paid by the insurance carriers.
In September 2015, another fire occurred at the Geismar facility. The Company estimated fixed assets with a net book value of approximately $1,414 were impaired by the September fire. In 2016, the Company recorded proceeds of $2,939 from insurance for the property damage and the excess of the property insurance proceeds over the net book value of the impaired assets as gain on involuntary conversion on the Condensed Consolidated Statements of Operations. In addition, in 2016 the Company recognized the undisputed portion of $15,060, which has been fully received to date, from its business interruption insurance claim related to the September 2015 fire. The Company continues to work with the insurance carriers on the in-dispute portion of the business interruption claim. None of this in-dispute business interruption insurance amount has been recognized in earnings at March 31, 2017.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and a $172 fair value adjustment was recorded for the three months ended March 31, 2017. The Company expects to continue marking the embedded conversion option to market unless and until shareholders authorize additional common shares. See "Note 7 - Debt" for a further description of the transaction.

Research and Development
Research and development ("R&D") costs are charged to expense as incurred. In process research and development ("IPR&D") assets acquired in connection with acquisitions are recorded on the Condensed Consolidated Balance Sheets as intangible assets. During October 2016, the Company entered into the first commercial sale agreement to sell certain products made from the IPR&D platform. This triggered the review of the impairment and useful life of the IPR&D assets. The Company performed a final discounted cash flow analysis at October 31, 2016 prior to assigning a useful life to the IPR&D assets. The Company determined the useful life of the IPR&D assets to be 15 years and has utilized a straight line method to amortize these assets over the useful life.
Customer Concentrations
One customer represented approximately 10% of the total consolidated revenues of the Company for the three months ended March 31, 2017 and slightly less than 10% for the three months ended March 31, 2016. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	March 31, 2017	March 31, 2016
Customer A	$39,946	$21,780
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
On January 5, 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805, which was among the primary issues raised in connection with the FAF’s post-implementation review report on FASB Statement 141(R) (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost efficient. The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods therein. The ASU must be applied prospectively on or after the effective date, and no disclosures for a change in accounting principle are required at transition. The Company is evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
NOTE 3 — ACQUISITIONS
Sanimax Energy, LLC
On March 15, 2016, the Company acquired fixed assets and inventory from Sanimax Energy, including the 20 mmgy nameplate capacity biomass-based diesel refinery in DeForest, Wisconsin. The Company completed its initial accounting of this business combination as the valuation of the real and personal property was finalized as of December 31, 2016.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of March 31, 2017, the Company has recorded a contingent liability of $3,413, approximately $1,870 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the acquisition from Sanimax Energy was completed as of January 1, 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$418,893	$306,295
Net loss	(15,914)	(6,918)
Basic net loss per share	$(0.41)	$(0.15)
NOTE 4 — INVENTORIES
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$48,550	$34,560
Work in process	3,917	3,775
Finished goods	117,343	107,073
Total	$169,810	$145,408
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2017	December 31, 2016
Commodity derivatives and related collateral, net	$8,724	$7,127
Prepaid expenses	11,679	10,665
Deposits	2,900	2,897
RIN inventory	18,481	9,398
Taxes receivable	6,925	4,539
Other	1,330	1,646
Total	$50,039	$36,272
RIN inventory values were adjusted in the amounts of nil and $612 at March 31, 2017 and December 31, 2016, respectively, to reflect the lower of cost or net realizable value.

Other noncurrent assets consist of the following:

	March 31, 2017	December 31, 2016
Spare parts inventory	$2,854	$3,532
Catalysts	4,099	4,479
Deposits	2,381	2,392
Other	2,359	2,227
Total	$11,693	$12,630
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,090)	$4,140	8.8 years
Renewable hydrocarbon diesel technology	8,300	(1,568)	6,732	12.3 years
Ground lease	200	(130)	70	4.6 years
Acquired customer relationships	2,900	(469)	2,431	8.3 years
In-process research and development	15,956	(443)	15,513	14.6 years
Total intangible assets	$33,586	$(4,700)	$28,886

	December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,987)	$4,243	9.0 years
Renewable hydrocarbon diesel technology	8,300	(1,429)	6,871	12.5 years
Ground lease	200	(127)	73	4.9 years
Acquired customer relationships	2,900	(396)	2,504	8.6 years
In-process research and development	15,956	(177)	15,779	14.8 years
Total intangible assets	$33,586	$(4,116)	$29,470
The Company recorded intangible amortization expense of $584 and $317 for the three months ended March 31, 2017 and March 31, 2016, respectively.
The estimated intangible asset amortization expense for the remainder of 2017 through 2023 and thereafter is as follows:

April 1, 2017 through December 31, 2017	$1,774
2018	2,373
2019	2,379
2020	2,386
2021	2,392
2022	2,385
2023 and thereafter	15,197
Total	$28,886
NOTE 7 — DEBT
The Company’s debt is as follows:

	March 31, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$114,142	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	67,896	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	7,525	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	12,329	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	2,416	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,479	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,815	9,273
Other	449	468
Total term debt before debt issuance costs	217,051	217,891
Less: Current portion of long-term debt	17,366	15,402
Less: Debt issuance costs (net of accumulated amortization of $3,928 and $3,705, respectively)	6,065	6,286
Total long-term debt	$193,620	$196,203

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

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability" on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at March 31, 2017 was $27,272. The Company recognized a loss of $172 for the three months ended March 31, 2017 which is reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Condensed Consolidated Statements of Operations. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

Lines of Credit

	March 31, 2017	December 31, 2016
Amount outstanding under lines of credit	$22,562	$52,844
Maximum available to be borrowed under lines of credit	$69,714	$100,237

On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30,000. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. The Agreement contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory. On March 16, 2017, the Agreement was amended to extend the maturity date to March 18, 2018.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At March 31, 2017 the nominal interest rates ranged from 2.14% to 2.50% per annum.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2017, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 81 million gallons and 2 million pounds, respectively.
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

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$4,504	$1,942	$1,272	$3,511
Cash collateral	6,162	—	9,366	—
Total gross amount recognized	10,666	1,942	10,638	3,511
Gross amounts offset	(1,942)	(1,942)	(3,511)	(3,511)
Net amount reported in the condensed consolidated balance sheets	$8,724	$—	$7,127	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$8,289	$(4,269)
NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$2,562	$1,531	$1,031	$—
Convertible debt conversion liability	(27,272)	—	(27,272)	—
Contingent considerations for acquisitions	(43,177)	—	—	(43,177)
	$(67,887)	$1,531	$(26,241)	$(43,177)

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,239)	$(1,297)	$(942)	$—
Convertible debt conversion liability	(27,100)	—	(27,100)	—
Contingent considerations for acquisitions	(46,568)	—	—	(46,568)
	$(75,907)	$(1,297)	$(28,042)	$(46,568)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2017	2016
Balance at beginning of period, January 1	$46,568	$41,712
Fair value of contingent consideration at measurement date	—	4,500
Change in estimates included in earnings	589	(15)
Settlements	(3,980)	(581)
Balance at end of period, March 31	43,177	45,616
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2017		As of December 31, 2016
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(239,613)	$(230,900)	$(270,735)	$(264,267)

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
NOTE 10 — NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Options to purchase common stock	—	87,026
Stock appreciation rights	2,291,803	2,350,368
2019 Convertible notes	5,567,112	10,838,218
2036 Convertible notes	14,106,725	—
Total	21,965,640	13,275,612

The following table presents the calculation of diluted net loss per share:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss attributable to the Company’s common stockholders - Basic	$(15,914)	$(6,918)
Less: effect of participating securities	—	—
Net loss attributable to common stockholders - Dilutive	$(15,914)	$(6,918)
Shares:
Weighted-average shares used to compute basic net loss per share	38,599,048	43,899,084
Adjustment to reflect stock appreciation right conversions	—	—
Weighted-average shares used to compute diluted net loss per share	38,599,048	43,899,084
Net loss per share attributable to common stockholders:
Diluted	$(0.41)	$(0.16)
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at March 31, 2017 and for the year ended December 31, 2016 are composed of Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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

The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $53,551 and $36,995, respectively)	$390,105	$285,037
Services	22,833	20,737
Renewable Chemicals	828	—
Corporate and Other	37,773	16,988
Intersegment revenues	(32,646)	(24,893)
	$418,893	$297,869
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's income of $760 and $407, respectively)	$(10,716)	$5,135
Services	(110)	573
Renewable Chemicals	(5,007)	(4,681)
Corporate and Other	994	(7,187)
	$(14,839)	$(6,160)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $686 and $851, respectively)	$7,740	$6,929
Services	231	96
Renewable Chemicals	384	414
Corporate and Other	508	396
	$8,863	$7,835
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $1,168 and $347, respectively)	$15,882	$13,604
Services	582	1,166
Renewable Chemicals	7	—
Corporate and Other	165	—
	$16,636	$14,770

	March 31, 2017	December 31, 2016
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $54,646 and $52,221, respectively)	$931,075	$1,026,349
Services	50,080	53,823
Renewable Chemicals	22,759	22,883
Corporate and Other	298,823	299,825
Intersegment eliminations	(261,650)	(266,277)
	$1,041,087	$1,136,603

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net revenues:
United States	$365,342	$260,875
Foreign	53,551	36,995
	$418,893	$297,870

	March 31, 2017	December 31, 2016
Long-lived assets:
United States	$588,416	$580,868
Foreign	19,851	18,606
	$608,267	$599,474
NOTE 12 — COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 13 — SUBSEQUENT EVENTS
On April, 19, 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20,000 during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants.

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
These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, including the expected capabilities of these facilities, planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; the investigation by the U.S. International Trade Commission regarding trade practices by Argentine and Indonesian companies; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our ability to develop and market renewable chemicals; anticipated future revenue from products from our life sciences business, which have not been fully developed or commercialized; our competitive advantage relating to input costs relative to our competitors; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; our ability to improve our internal control over financial reporting; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; the ability of insurance to protect against losses, including any loss resulting from the fires at our Geismar facility; expectations regarding our expenses and sales; our credit worthiness and anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
Our Company focuses on providing cleaner, lower carbon intensity products and services. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We own and operate 14 biorefineries with 12 locations in North America and two locations in Germany, which consist of 13 biomass-based diesel or biodiesel and renewable hydrocarbon diesel plants, with aggregate nameplate production capacity of 502 gallons per year ("mmgy") and one demonstration scale fermentation facility. We also have one feedstock processing facility in Germany. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals and biobased products.
We are a lower-cost biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower-cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, which are more widely available and tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils, such as soybean oil or canola oil.
We expanded our business internationally by acquiring a majority interest in what is now known as REG Germany, GmbH, or REG Germany, in December 2014. We continued to acquire additional shares throughout 2015 and 2016, and in January 2017, we acquired full equity ownership of REG Germany. REG Germany is a fully-integrated company that utilizes used cooking oil and other waste feedstocks to produce biomass-based diesel at its two biorefineries in Germany. The combined nameplate production capacity is approximately 50 mmgy.
We sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel ("ULSD") at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of our existing Northeast terminal locations. In 2015, we expanded our sales of additional biofuel blends to Midwest terminal locations and look to potentially expand in other areas across North America.
In January 2014, we acquired a development-stage industrial biotechnology business focusing on microbial fermentation to develop and produce renewable chemicals, fuels and other products.
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel ("RHD") biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner, began operating again by us in October 2014 and was shut down between April 2015 and early March 2016 due to two separate fires that occurred in April and September 2015. Our Geismar facility has been running at high utilization since early October 2016.
In August 2015, we acquired our Grays Harbor facility, a 100 mmgy nameplate biodiesel plant and terminal at the Port of Grays Harbor, Washington. This acquisition expanded our production fleet to the west coast of the United States. The Grays Harbor location includes 18 million gallons of storage capacity and a terminal that can accommodate feedstock intake and fuel delivery on deep-water PANAMAX class vessels. It also possesses significant rail and truck transport capabilities. To date, the production facility's primary feedstock has been canola oil.
In March 2016, we acquired our 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin, or REG Madison, which produces biodiesel from yellow grease, rendered animal fats, and inedible corn oil, and also produces refined vegetable oils using our patented technology currently in use at our Seneca, Illinois plant. The facility has both truck and rail capabilities.

During the three months ended March 31, 2017, we sold 122 million total gallons, including 14 million gallons of biomass-based diesel that we purchased from third parties and resold, 10 million biomass-based diesel gallons by REG Germany and 22 million petroleum-based diesel gallons. During 2016, we sold 567 million total gallons, including 77 million biomass-based gallons we purchased from third parties and resold, 45 million biomass-based diesel gallons by REG Germany and 54 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate RHD production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

•
purchases and resales of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard credits, or LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third-party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2016 and for the three months ended March 31, 2017, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the three months ended March 31, 2017, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were approximately eight percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. From time to time, we may obtain these RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At March 31, 2017, we had approximately 35.0 million biomass-based diesel RINs and 2.2 million advanced biofuel RINs available to be sold, as compared to 16.8 million biomass-based diesel RINs and 0.2 million advanced biofuel RINs held for sale at December 31, 2016, respectively. According to the Oil Pricing Information System ("OPIS"), the median closing price at March 31, 2017 was $1.015 and $0.97 compared to December 31, 2016 being $1.055 and $1.055 per biomass-based diesel RIN and advanced biofuel RIN, respectively.
We generate Low Carbon fuel Standard ("LCFS") credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. However, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us on other biomass-based diesel sales that do not transfer credits. At March 31, 2017, we held for sale approximately 35,000 LCFS credits, increasing from 5,000 credits at December 31, 2016. According to OPIS, the median closing price at March 31, 2017 and December 31, 016 was $79.00 and $93.00, respectively, per LCFS credit.

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
Renewable Chemicals Segment
Our Renewable Chemicals segment includes:

•	research and development activities focusing on microbial fermentation to develop and produce renewable chemicals, additional advanced biofuels and other biobased products;

•	collaborative research and development and other service activities to continue to build out the technology platform; and

•	the operations of a demonstration scale fermentation facility located in Okeechobee, Florida.
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with our subsidiary, REG Life Sciences, LLC ("REG Life Sciences") to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, REG Life Sciences sold and delivered its first commercial product, a specialty fatty acid. REG Life Sciences developed, produced, sold, and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids is one of three product areas REG Life Sciences has focused on, along with esters and alcohols. In November 2016, the Company's Board of Directors authorized a review of strategic alternatives for REG Life Sciences. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
Factors Influencing Our Results of Operations
The principal factors affecting our operations are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives or requirements for the production and use of biomass-based diesel.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive than petroleum-based diesel, when excluding the value of biomass-based diesel incentives and credits. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize biomass-based diesel, which allows biomass-based diesel to compete with petroleum-based diesel on price.

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

	2014	2015	2016	2017	2018
Biomass-based diesel	1.63 billion gallons	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons
Actual production or imports continue to grow as illustrated by the EMTS data notes below:

	2014	2015	2016	Q1 2017
Biomass-based diesel produced and imported	1.75 billion gallons	1.81 billion gallons	2.60 billion gallons	0.4 billion gallons
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then be reinstated a number of times. For example, the BTC lapsed on January 1, 2014 and was retroactively reinstated for 2014 on December 19, 2014 and lapsed on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC again lapsed on January 1, 2017 and has not been reinstated as of the date of this report. During the three months ended March 31, 2017, the Company recognized $16.7 million as BTC revenue out of the $26.9 million deferred BTC revenue that was outstanding as of December 31, 2016.
When BTC lapsed in the past, the BTC has been reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of March 31, 2017, we estimate that if the BTC had been in effect in the first quarter on the same terms as in 2016, our net income and Adjusted EBITDA for the quarter ended March 31, 2017 would have increased by approximately $40 million. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively. The lapsing or modification of the BTC could adversely affect our future financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2014, 2015, 2016 and the first quarter of 2017 the high and low average monthly contributory value of RINs, as reported by OPIS to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon.

Value of RINs acquired from third parties and held in inventory remained fairly stable in the first quarter of 2017 and resulted in a marginal write-down to lower of cost or net realizable value for the first three months of 2017. At March 31, 2017, however, there was no write-down to lower of cost or net realizable value of RINs. See “Note 5 – Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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

Feedstock
Factors Influencing Supply and Price	Inedible Corn Oil	Used Cooking Oil	Inedible Animal Fat	Canola Oil	Soybean Oil
Demand for inedible corn oil from renewable fuel and other markets	☑
Ethanol production	☑
Export demand	☑	☑	☑	☑	☑
Extraction system yield	☑
Implementation of inedible corn oil separation systems into existing and new ethanol facilities	☑
Implementation of co-located biodiesel/renewable diesel plants with ethanol facilities	☑
Feed demand	☑	☑	☑
New or expected biodiesel capacity	☑	☑	☑	☑	☑
Weather conditions	☑		☑	☑	☑
Biomass-based diesel demand	☑	☑	☑	☑	☑
Population		☑
Number of restaurants in the vicinity of collection facilities and terminals which is dependent on population density		☑	☑
Cooking methods and eating habits, which can be impacted by the economy		☑	☑
Number of slaughter kills in the United States			☑
Demand for inedible animal fat from other markets			☑
Demand for canola oil for food use				☑
Canola crush margin				☑
Canola meal demand				☑
Crop disease				☑	☑
Palm oil supply				☑	☑
Soybean meal demand					☑
South American crop production					☑
Farmer planting decisions				☑	☑
Government policies and subsidies	☑	☑	☑	☑	☑
During 2016, 72% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from refined vegetable oils.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock from January 2013 to March 31, 2017. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Historically, our results of operations generally benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2013 to March 31, 2017.

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
During the first quarter of 2017, NY Harbor ULSD prices ranged from a high of $1.7032 per gallon in January to a low of $1.4901 per gallon in March with the average price for the quarter of $1.6028 per gallon. Energy prices were stable during the first two months of 2017 and decreased in March. European UCOME prices were lower in the first quarter of 2017 due to reduced demand impacted from biodiesel imports from China and Southeast Asia. Feedstock supplies were larger than prior year, which were offset by strong demand that drove pricing higher. More recent soybean oil and palm oil prices have been trending lower due to expectations for large soybean harvests in the U.S. and South America and a recovery in palm production in Southeast Asia. US hog and cattle slaughter numbers in the first quarter of 2017 were again higher than the prior year as the cattle industry was in an expansion phase. Hog slaughter remained consistent with the prior year numbers, staying at a historically high level.
In March 2017, the National Biodiesel Board ("NBB") filed an antidumping and countervailing duty petition, arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The petition was filed with the U.S. Department of Commerce and the U.S. International Trade Commission on behalf of the NBB Fair Trade Coalition, which is made up of the NBB and U.S. biodiesel producers. On May 5, 2017, the U.S. International Trade Commission ("ITC") agreed to proceed with an investigation regarding this matter.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2016 and the first three months of 2017. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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

We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third-party transactions which we hold for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
We recorded risk management gains of $8.3 million from our derivative financial instrument activity for the three months ended March 31, 2017, compared to losses of $4.3 million for the three months ended March 31, 2016. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, thus allowing the product to have improved cold-weather performance. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination and our costs of shipping can increase as more biodiesel is transported to warmer climate states during winter.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. See chart below for comparison between actual RIN generation and RVO level for biomass-based diesel as set by the EPA.

Year	RIN Generation	Finalized RVO level
2014	1.75 billion gallons	1.63 billion gallons
2015	1.81 billion gallons	1.73 billion gallons
2016	2.60 billion gallons	1.90 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, was 2.60 billion gallons for 2016, 790 million gallons higher than 2015. In the first quarter of 2017, according to EMTS data, 0.44 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.42 billion gallons over the same period in 2016.
During 2016 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 increased from 334.2 million gallons in 2015 to approximately 692.9 million gallons in 2016, based on the information from the EIA.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.
Accounting for 2036 Convertible Senior Notes
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

Results of Operations
Three months ended March 31, 2017 and 2016
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Gallons sold	122.1	98.0
Average B100 price per gallon	$2.94	$2.83

Revenues	$418,893	$297,870
Cost of goods sold	401,610	280,486
Gross profit	17,283	17,384
Selling, general and administrative expenses	22,907	19,777
Research and development expense	3,598	3,926
Loss from operations	(9,222)	(6,319)
Other income (expenses), net	(5,617)	159
Income tax expense	(1,075)	(728)
Net loss	(15,914)	(6,888)
Less: Net loss attributable to noncontrolling interest	—	30
Net loss attributable to the Company	(15,914)	(6,918)
Effect of participating share-based awards	—	—
Net loss attributable to the Company's common stockholders	$(15,914)	$(6,918)

Revenues. Our revenues increased $121.0 million, or 41%, to $418.9 million for the three months ended March 31, 2017 from $297.9 million for the three months ended March 31, 2016. This increase was primarily due to the increase in total gallons sold compared to prior corresponding quarter. The majority of revenue growth was due to an increase in RHD gallons sold, a full quarter of operations at the Madison, Wisconsin facility, and the impact of distillation upgrades completed in 2016 at the Danville, Illinois biorefinery. Danville is now able to produce REG-9000 Distilled, a high quality biodiesel with better cold weather performance characteristics. Our Geismar facility ran at high utilization rates in the first three months of 2017. These factors offset the impact of the lapsed BTC on January 1, 2017, which resulted in a decrease of $41.5 million, or 71%, in government incentive revenues compared to the same period in 2016.
Biomass-based diesel revenues including government incentives increased $120.2 million, or 40%, to $418.0 million for the three months ended March 31, 2017 from $297.8 million for the three months ended March 31, 2016. Gallons sold increased by 24.1 million, or 25%, to 122.1 million gallons for the three months ended March 31, 2017 compared to 98.0 million for the three months ended March 31, 2016. Our average B100 sales price per gallon increased $0.11, or 4%, to $2.94 for the three months ended March 31, 2017, compared to $2.83 for the three months ended March 31, 2016. The fluctuations in average sales price contributed to a $10.8 million increase in revenues for the three months ended March 31, 2017, when applied to the number of gallons sold during the same period of 2016. The increase in gallons sold for the three months ended March 31, 2017 accounted for a revenue increase of $70.9 million for the three months ended March 31, 2017, using pricing for the same period of 2016. Sales of separated RIN inventory were $57.3 million for the three months ended March 31, 2017, as compared to $25.8 million for the three months ended March 31, 2016.
Costs of goods sold. Our costs of goods sold increased $121.1 million, or 43%, to $401.6 million for the three months ended March 31, 2017, from $280.5 million for the three months ended March 31, 2016. Costs of goods sold as a percentage of revenues were 96% for the three months ended March 31, 2017 and 94% for the three months ended March 31, 2016. The increase in cost of goods sold as a percentage of revenues during the three ended March 31, 2017 was primarily due to increases in feedstock prices, which were influenced by an increase in palm oil prices and strong biodiesel demand.

Biomass-based diesel costs of goods sold also increased in the three months ended March 31, 2017 due to a 25% increase in gallons sold. Average prices for lower-cost feedstocks were $0.28 per pound for the three months ended March 31, 2017, as compared to $0.24 per pound for the three months ended March 31, 2016. Soybean oil costs were $0.32 per pound for the three months ended March 31, 2017 and March 31, 2016. Canola oil costs were $0.36 per pound for the three months ended March 31, 2017, as compared to $0.33 per pound for the three months ended March 31, 2016. We recorded risk management gains of $8.3 million from our derivative financial instrument activity for the three months ended March 31, 2017, compared to risk management losses of $4.3 million for the three months ended March 31, 2016. The fluctuation in risk management gains and losses was mainly due to price volatility in the energy markets. Costs of goods sold for separated RIN inventory sales were $46.6 million for the three months ended March 31, 2017 and $26.5 million for the three months ended March 31, 2016. Lower of cost or net realizable value writedown on RINs were $0.1 million and $0.2 million during the three months ended March 31, 2017 and March 31, 2016, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $22.9 million, or 5% of total revenue, for the three months ended March 31, 2017 and $19.8 million, or 7% of total revenue, for the three months ended March 31, 2016. This represents an increase of $3.1 million, or 16%, over the same respective period of last year. The increase year over year was primarily due to $2.4 million increases in employee related expenses as headcount increased from prior year acquisitions supporting growth and $0.5 million increases in information systems expenses, largely associated with continued international expansion and to support our growth.
Research and development expense. Our research and development expenses were $3.6 million for the three months ended March 31, 2017, compared to $3.9 million for the three months ended March 31, 2016. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Other income (expense), net. Other expense was $5.6 million for the three months ended March 31, 2017 compared to other income of $0.2 million for the same period in 2016. Other income (expense) is primarily comprised of change in value of contingent consideration, change in fair value of convertible debt conversion liability, interest expense, interest income and the other non-operating items. Other income (expense), net for the three months ended March 31, 2016 also included a gain on involuntary conversion, which represented the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April 2015 fire at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fire.
Income tax expense. We recognized an income tax expense of $1.1 million for the three months ended March 31, 2017 as compared to tax expense of $0.7 million for the same periods in 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(15,914)	$(6,888)
Adjustments:
Income tax expense	1,075	728
Interest expense	4,536	3,311
Gain on involuntary conversion	—	(3,543)
Other (income) expense, net	492	88
Change in fair value of contingent liability	589	(15)
Straight-line lease expense	(32)	(94)
Depreciation	8,423	7,674
Amortization	127	(140)
Non-cash stock compensation	1,308	1,076
Adjusted EBITDA	$604	$2,197

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital assets or the impact of certain cash charges that we consider not to be an indication of our ongoing operations;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

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
Liquidity and Capital Resources
Sources of liquidity. At March 31, 2017, the total of our cash and cash equivalents was $82.2 million compared to $116.2 million at December 31, 2016. At March 31, 2017, we had total assets of $1,041.1 million compared to $1,136.6 million at December 31, 2016. We set aside a total of $2.5 million of restricted cash in the form of certificates of deposits as collateral for certain letters of credit. At March 31, 2017, we had term debt before debt issuance costs of $217.1 million, compared to term debt of $217.9 million at December 31, 2016. The debt is subject to various financial covenants. We were in compliance with all restrictive financial covenants associated with the borrowings as of March 31, 2017.
Our term debt (in thousands) is as follows:

	March 31, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$114,142	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	67,896	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	7,525	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	12,329	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	2,416	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,479	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,815	9,273
Other	449	468
Total term debt before debt issuance costs	$217,051	$217,891

In addition, we had revolving debt (in millions) as follows:

	March 31, 2017	December 31, 2016
Amount outstanding under lines of credit	$22.6	$52.8
Maximum available to be borrowed under lines of credit	69.7	100.2
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Bankers Trust Line of Credit

On March 16, 2016, REG Energy Services, LLC ("REG Energy Services") entered into an operating and revolving line of credit agreement (the "Agreement") with Bankers Trust Company (“Bankers Trust”). Pursuant to the Agreement, Bankers Trust agreed to provide an operating and revolving line of credit (the "Line of Credit") to REG Energy Services in the amount of $30 million. Amounts outstanding under the Agreement bear variable interest as stipulated in the Agreement. The Agreement contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory. On March 16, 2017, the Agreement was amended to extend the maturity date to March 18, 2018.
BNP Paribas Line of Credit Facility

REG Germany has a credit facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At March 31, 2017 the nominal interest rates range from 2.14% to 2.50% per annum.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash flows provided by operating activities	$21,976	$163,286
Net cash flows used in investing activities	(19,243)	(27,196)
Net cash flows used in financing activities	(36,950)	(19,670)
Net change in cash and cash equivalents	(34,217)	116,420
Cash and cash equivalents, end of period	$82,235	$164,052
In the first three months of 2017, we generated $22.0 million of cash in operations. We received approximately $79.1 million related to the 2016 reinstatement of the BTC, of which $0.9 million was paid to our vendors and customers. This compares to the first three months of 2016 BTC receipts of $231.2 million. In addition during the first three months of 2017, approximately $24.2 million of operating cash was used to build up our raw materials and finished goods inventory. Our net cash flows provided by investing activity was impacted by the release of our restricted cash related to our petroleum-based sales and payments of $16.6 million for our continued investments in our plant and office facilities. Financing activities were impacted by our repayments under the Well Fargo and Fifth Third and Banker Trust lines of credit, together with contingent consideration payments made related to our past acquisitions.
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
During the three months ended March 31, 2017, our capital expenditures were $16.6 million from various projects, the majority of which were at facilities such as New Boston, Madison, Seneca, Synthetic Fuels and Ralston. In May 2017, we entered into an agreement to acquire approximately 82 acres of land at our Geismar, Louisiana biorefinery from Lion Copolymer, which includes the land our Geismar biorefinery has leased for its operations, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities.  We will pay Lion Copolymer $20.0 million for the acquisition.  The lease will be terminated at closing. During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the planned $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. We began a planned $7.0 million upgrade project at our newly acquired Madison facility in the second quarter of 2016. Our budgeted capital expenditures for the remainder of 2017 are approximately $40 million to $60 million, including upgrades to the Ralston, Madison, Geismar and Grays Harbor facilities, among others.

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
Commodity Price Risk
Over the period from January 2013 through March 31, 2017, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.30 per gallon reported in January 2013 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.15 per gallon during this period. Over the period January 2013 to March 31, 2017, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.5311 per pound, or $3.98 per gallon of biodiesel, in February 2013 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.3635 per pound, or $2.73 per gallon. Over the period from January 2013 through March 31, 2017, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4625 per pound in June 2013 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2837 per pound during this period. Over the period from July 2013 through March 31, 2017, RIN prices (based on prices from OPIS) have ranged from a high of $1.47 in July 2013 to a low of $0.24 in November 2013, with sales prices averaging $0.75 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first quarter of 2017. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First quarter of 2017 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	121.1	gallons	10%	$(33.8)	(195.5)%
Total Lower Cost Feedstocks	594.0	pounds	10%	$(16.7)	(96.7)%
Total Canola Oil	100.8	pounds	10%	$(3.6)	(20.8)%
Total Soy Oil	46.9	pounds	10%	$(1.5)	(8.7)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $12.8 million at March 31, 2017. A 10% adverse change in the price of CBOT Soybean Oil would have had below $0.1 million negative effect on the fair value of these instruments of at March 31, 2017.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2017 was 3.89%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, March 31, 2017. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended March 31, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe the Renewable Fuel Standard Program is the most important of these government programs in the United States. Under this program, the EPA promulgated a regulation commonly known as RFS2, which became effective on July 1, 2010 and applies through 2022. RFS2 requires consumption of biomass-based diesel fuel, including biodiesel and renewable hydrocarbon diesel, at specified volumes, known as renewable volume obligations ("RVO").
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
Federal
Biodiesel Tax Credit
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the entity to first blend pure biomass-based fuel, or B100, with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently, the BTC was reinstated on December 18, 2015, covering 2015 retroactively and 2016 prospectively. But it lapsed again on January 1, 2017, and we are currently operating without the benefit of the BTC. In the past when the BTC has lapsed, we and others in the industry have operated without any assurance that a reinstatement would cover the lapsed period retroactively. There is no assurance that the BTC will be reinstated or, if reinstated, that its application will be retroactive, prospective or both.
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
In addition, uncertainty regarding the extension or reinstatement of the BTC has caused, and may in the future cause, fluctuations in our operating results. Historically, sales have increased shortly before the BTC lapses and then decreased shortly thereafter. For example, when the BTC was scheduled to expire on December 31, 2011, production and sales industry-wide accelerated in the fourth quarter of 2011, but declined in the first quarter of 2012, after the BTC lapsed. We believe reduced demand in the first quarters of 2014 and 2015 also resulted from the lapsing of the BTC at the end of 2013 and 2014, respectively. Similarly, we believe that the lapsing of the BTC on January 1, 2017 caused an acceleration of revenues in the fourth quarter of 2016.
When BTC lapsed in the past, the BTC has been reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of March 31, 2017, we estimate that if the BTC had been in effect in the first quarter on the same terms as in 2016, our net income and Adjusted EBITDA for the quarter ended March 31, 2017 would have increased by approximately $40 million. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively. The lapsing or modification of the BTC could adversely affect our future financial results.
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
State budget or other considerations could cause the modification or elimination of the tax incentive programs of Illinois and other states, including California's LCFS. The abatement or elimination of such incentives could materially and adversely affect our revenues and profitability.

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
According to the National Biodiesel Board ("NBB") as of May 6, 2016, 3.0 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 4.5 billion gallons of biomass-based diesel production was registered by foreign producers. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
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
Energy prices, particularly the market price for crude oil, are volatile. The average price at which we sold our biomass-based diesel increased from $2.83 per gallon in the first quarter of 2016 to $2.94 per gallon in the first quarter of 2017. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.80 to $1.09 per RIN during the first quarter of 2017 while in 2016, RIN prices started the year at $0.75 per RIN and climbed to a high of $1.26 in December. RIN prices ended 2016 at $1.05 per RIN. In other years there was more significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.09 in 2015, $1.28 in 2016 and $1.84 in the first quarter of 2017, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.58 in 2015, $0.73 in 2016 and $0.56 in the first quarter of 2017, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For the periods from 2014 to 2016, approximately 85%, 85% and 72%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 15% and 28%, respectively, was virgin vegetable oils.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ultra-low sulfur diesel ("ULSD"). The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts as well as the cumulative sum of the obligations we assume under these contracts.
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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 10%, 8%, and 8% of our revenues in the first quarter of 2017, 2016, and 2015, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 10%, 9% and 13% of our total sales in the first quarter of 2017, 2016 and 2015, respectively, based on the OPIS average RIN price for the periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In the April fire, two employees were injured. In the September fire, one employee and three contractors were injured. Multiple parties and our subsidiary have been named as a defendant in lawsuits filed by contractors injured in the September fire and these suits allege that injuries resulted from, among other things, our negligence. We may be subject to additional litigation in connection with these incidents. In addition, the Occupational Safety and Health Administration ("OSHA") has issued seven "serious" citations to the Geismar facility, which has implemented abatement actions in accordance with those citations. If OSHA becomes dissatisfied with the abatement implementation, there is a possibility that it could impose additional citations or fines.
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
In March 2017, the National Biodiesel Board ("NBB") filed an antidumping and countervailing duty petition, arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The petition was filed with the U.S. Department of Commerce and the U.S. International Trade Commission on behalf of the NBB Fair Trade Coalition, which is made up of the NBB and U.S. biodiesel producers. On May 5, 2017, the U.S. International Trade Commission ("ITC") agreed to proceed with an investigation regarding this matter.

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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable hydrocarbon diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable hydrocarbon diesel plant, which they have recently announced they will be expanding to 275 million gallons per year. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable hydrocarbon diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable hydrocarbon diesel plant in Norco, Louisiana, which they have recently announced they will be expanding to 275 million gallons per year. Under RFS2, renewable hydrocarbon diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Furthermore, under RFS2, renewable hydrocarbon diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable hydrocarbon diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable hydrocarbon diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.

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
Under the Energy Independence and Security Act of 2007 ("EISA") the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The first such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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
At March 31, 2017, our total term debt before debt issuance costs was $217.1 million. This includes $114.1 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the 2036 Convertible Notes, and $67.9 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At March 31, 2017, there were $22.6 million of borrowings made under our revolving lines of credit. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2017, we had $68.5 million of undrawn availability under our M&L and Services Revolver Revolver, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
Because we are required to elect to settle note conversions solely in cash (or, subject to certain limitations, with a combination of cash and shares of our common stock) unless we obtain the stockholder approval described in Note 2 and 9 of the Consolidated Financial Statements, we have to separately account for the conversion option associated with the 2036 Convertible Notes as an embedded derivative under Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. Under this treatment, the note conversion option will be measured at its fair value and accounted for separately as a liability that is marked-to-market at the end of each reporting period. The initial value allocated to the conversion option will be treated as a debt discount that will be amortized into interest expense over the term of the 2036 Convertible Notes. For each financial statement period after the issuance of the 2036 Convertible Notes unless and until we obtain the stockholder approval, a gain (or loss) will be reported in our statement of operations to the extent the valuation of the conversion option changes from the previous period.
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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of March 31, 2017, availability under the M&L and Services Revolver was approximately $68.5 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2017 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. For example, in connection with the preparation of our quarterly report for the third quarter of 2016, we identified a material weakness in internal control over financial reporting relating to our biomass-based diesel sales contract review process, which has been subsequently remediated.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"). These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 12, 2013).
10.1
Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders of May 15, 2014, filed on April 14, 2014).

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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 5, 2017	By:	/s/ Daniel J. Oh
Daniel J. Oh
Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2017	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 5, 2017	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)