Form 10-Q
period 2017-06-30
Renewable Energy Group, Inc.
filed 2017-08-04
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 31, 2017, the registrant had 38,689,478 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,591	$116,210
Accounts receivable, net	66,920	164,949
Inventories	135,006	145,408
Prepaid expenses and other assets	89,156	36,272
Total current assets	378,673	462,839
Property, plant and equipment, net	614,884	599,474
Goodwill	16,080	16,080
Intangible assets, net	28,301	29,470
Investments	13,020	12,110
Other assets	9,557	12,630
Restricted cash	—	4,000
TOTAL ASSETS	$1,060,515	$1,136,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$69,247	$52,844
Current maturities of long-term debt	16,674	15,402
Accounts payable	74,818	99,137
Accrued expenses and other liabilities	37,280	38,916
Deferred revenue	402	27,246
Total current liabilities	198,421	233,545
Unfavorable lease obligation	3,953	15,515
Deferred income taxes	23,254	20,279
Long-term contingent consideration for acquisitions	16,625	28,931
Convertible debt conversion liability	59,818	27,100
Long-term debt (net of debt issuance costs of $5,856 and $6,286, respectively)	192,807	196,203
Other liabilities	3,749	4,856
Total liabilities	498,627	526,429
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,685,306 and 38,553,413 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	483,631	480,906
Retained earnings	163,284	214,007
Accumulated other comprehensive loss	(2,570)	(5,751)
Treasury stock (9,281,444 and 9,246,002 shares outstanding, respectively)	(82,462)	(81,824)
Total equity attributable to the Company's shareholders	561,888	607,343
Non-controlling interest	—	2,831
Total equity	561,888	610,174
TOTAL LIABILITIES AND EQUITY	$1,060,515	$1,136,603
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES:
Biomass-based diesel sales	$455,928	$399,325	$799,664	$613,001
Separated RIN sales	67,349	60,790	124,674	86,555
Biomass-based diesel government incentives	10,821	97,153	27,762	155,554
	534,098	557,268	952,100	855,110
Other revenue	1,005	1,033	1,896	1,062
	535,103	558,301	953,996	856,172
COSTS OF GOODS SOLD:
Biomass-based diesel	468,407	468,069	822,258	721,786
Separated RINs	34,218	65,370	80,847	92,139
Other costs of goods sold	1,024	—	2,154	2
Impairment of long-lived assets	1,341	—	1,341	—
	504,990	533,439	906,600	813,927
GROSS PROFIT	30,113	24,862	47,396	42,245
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,812	20,850	45,719	40,626
RESEARCH AND DEVELOPMENT EXPENSE	3,181	4,427	6,779	8,353
INCOME (LOSS) FROM OPERATIONS	4,120	(415)	(5,102)	(6,734)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	24	(3,571)	(565)	(3,556)
Change in fair value of convertible debt conversion liability	(32,546)	13,432	(32,718)	13,432
Gain on debt extinguishment	—	2,152	—	2,152
Gain on involuntary conversion	—	997	—	4,540
Other income (loss), net	32	153	(288)	65
Interest expense	(4,479)	(3,738)	(9,015)	(7,049)
	(36,969)	9,425	(42,586)	9,584
INCOME (LOSS) BEFORE INCOME TAXES	(32,849)	9,010	(47,688)	2,850
INCOME TAX EXPENSE	(1,960)	(1,296)	(3,035)	(2,024)
NET INCOME (LOSS)	(34,809)	7,714	(50,723)	826
LESS—NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(108)	—	(138)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(34,809)	7,606	(50,723)	688
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(161)	—	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(34,809)	$7,445	$(50,723)	$676
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.90)	$0.18	$(1.31)	$0.02
DILUTED	$(0.90)	$0.18	$(1.31)	$0.02
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,679,849	42,407,888	38,639,672	43,153,486
DILUTED	38,679,849	42,418,841	38,639,672	43,158,601
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss)	$(34,809)	$7,714	$(50,723)	$826
Foreign currency translation adjustments	2,630	(1,352)	3,181	312
Other comprehensive income (loss)	2,630	(1,352)	3,181	312
Comprehensive income (loss)	(32,179)	6,362	(47,542)	1,138
Less—Comprehensive loss attributable to noncontrolling interest	—	(184)	—	(99)
Comprehensive income (loss) attributable to the Company	$(32,179)	$6,546	$(47,542)	$1,237
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Conversion of restricted stock units to common stock (net of 68,424 shares of treasury stock purchased)	178,285	—	—	—	—	(752)	—	(752)
Partial termination of capped call options	—	—	1,588	—	—	—	—	1,588
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,085)	—	—	—	—	(5,085)
Treasury stock purchases	(5,370,771)	—	—	—	—	(46,705)	—	(46,705)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	1,934	—	—	—	—	1,934
Other comprehensive income (loss)	—	—	—	—	411	—	(99)	312
Net income	—	—	—	688	—	—	138	826
BALANCE, June 30, 2016	39,179,201	$5	$477,169	$170,368	$(3,598)	$(76,219)	$2,590	$570,315
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 35,442 shares of treasury stock purchased)	131,893	—	—	—	—	(638)	—	(638)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—	—	2,996	—	—	—	—	2,996
Other comprehensive income	—	—	—	—	3,181	—	—	3,181
Net loss	—	—	—	(50,723)	—	—	—	(50,723)
BALANCE, June 30, 2017	38,685,306	$5	$483,631	$163,284	$(2,570)	$(82,462)	$—	$561,888
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,723)	$826
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	16,946	15,498
Amortization expense of assets and liabilities, net	890	354
Gain on involuntary conversion	—	(4,540)
Accretion of convertible note discount	2,685	2,462
Change in fair value of contingent consideration	565	3,556
Change in fair value of convertible debt conversion liability	32,718	(13,432)
Gain on debt extinguishment	—	(2,152)
Provision for doubtful accounts	202	(34)
Impairment of long-lived assets	1,341	—
Stock compensation expense	2,996	1,934
Deferred tax expense	2,350	1,969
Other operating activities	54	(505)
Changes in asset and liabilities, net of effects from acquisitions:
Accounts receivable, net	97,978	212,823
Inventories	11,638	(42,240)
Prepaid expenses and other assets	(50,926)	(41,158)
Accounts payable	(24,558)	(141,972)
Accrued expenses and other liabilities	(18,798)	(1,686)
Deferred revenue	(26,844)	1,757
Net cash flows used in operating activities	(1,486)	(6,540)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts for involuntary conversion	—	4,540
Cash receipts of restricted cash	4,000	—
Cash paid for purchase of property, plant and equipment	(32,037)	(27,467)
Cash paid for acquisitions and additional interests, net of cash acquired	(3,518)	(12,720)
Cash paid for investments	(816)	(3,249)
Other investing activities	—	376
Net cash flows used in investing activities	(32,371)	(38,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	16,125	21,373
Borrowings on other lines of credit	3,278	4,081
Repayments on other lines of credit	(3,000)	—
Cash received from notes payable	—	163,408
Cash paid on notes payable	(4,038)	(64,530)
Cash paid for debt issuance costs	(703)	(5,329)
Cash paid for treasury stock	—	(45,869)
Cash paid for contingent consideration settlement	(7,678)	(1,390)
Net cash flows from financing activities	3,984	71,744
NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,873)	26,684
CASH AND CASH EQUIVALENTS, Beginning of period	116,210	47,081
Effect of exchange rate changes on cash	1,254	313
CASH AND CASH EQUIVALENTS, End of period	$87,591	$74,078
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$214	$244
Cash paid for interest	$5,560	$3,976
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,166	$4,135
Debt issuance cost	$94	$34
Issuance of common stock for acquisitions	$—	$4,050
Contingent consideration for acquisitions	$—	$4,500
Accruals of insurance proceeds related to impairment of property, plant and equipment	$1,846	$1,414

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2017 and 2016
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
As of June 30, 2017, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 502 million gallons per year, or mmgy, and a fermentation facility. REG has one feedstock processing facility. The Company's network includes the addition of a 20-million gallon annual nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin, acquired in March 2016. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016 and lapsed on January 1, 2017. During the six months ended June 30, 2017, the Company recognized $26,743 as BTC revenue out of the $26,897 deferred BTC revenue that was outstanding as of December 31, 2016. It is uncertain whether the BTC will be reinstated. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
During the third quarter 2016 close process, the Company identified errors in its previously reported interim financial statements for the quarter ended March 31, 2016 pertaining to certain biomass-based diesel sales completed in that quarter that contained BTC sharing terms resulting in an overstatement of biomass-based diesel sales and a corresponding understatement of accounts payable, deferred income taxes and income tax expense for the three months ended March 31, 2016 and income tax expense for the three and six months ended June 30, 2016. The correction of the errors is reflected in the comparative figures within this report.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Through June 30, 2017, the Company has received approximately $85,779 of the $89,266 outstanding related to the 2016 biodiesel mixture excise tax credit, which results in $3,487 remaining as outstanding receivables at June 30, 2017.
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
In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. The Company recorded initial fixed assets with a net book value of approximately $1,846 that were impaired as a result of the fire in June 2017 and is continuing to identify other fixed assets damaged by the fire. The Company believes it is probable that it will recover all the net book value of the assets damaged by the fire under its insurance policies. As such, a receivable was recorded as an offset to the estimated impairment loss. The Company's insurer acknowledged the proof of loss due to the fire and subsequent to the quarter end, agreed to issue the Company a payment in the amount of $5,000 to cover initial costs incurred for property losses and business interruption. No impact on earnings was recognized during the three months ended June 30, 2017.
In June 2017, the Company entered into an agreement to terminate the ground lease and purchase the land it had leased for its Geismar, Louisiana biorefinery as well as more than 61 adjacent acres from Lion Copolymer for $20,000. The Company recorded a loss of $3,967 as a result of the lease termination for the three months ended June 30, 2017.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and $32,546 and $32,718 fair value adjustments were recorded for the three and six months ended June 30, 2017, respectively. The Company expects to continue marking the embedded conversion option to market unless and until shareholders authorize additional common shares. See "Note 7 - Debt" for a further description of the transaction.
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
New Accounting Standards
On February 25, 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein. The Company has started the process to compile and review all of its leases. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to its accounting for office, railcar and terminal operating leases. The Company plans to apply a modified retrospective transition approach to each applicable lease that exists at January 1, 2017 as well as leases entered after this date.
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
Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. Initial impact assessment also indicates that the majority of the Company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice.

On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company is evaluating the impact of this guidance on its consolidated financial statements.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of June 30, 2017, the Company has recorded a contingent liability of $2,940, approximately $921 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the acquisition from Sanimax Energy was completed as of January 1, 2016.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$535,103	$558,301	$953,996	$864,598
Net income (loss)	(34,809)	7,516	(50,723)	679
Basic net income (loss) per share	$(0.89)	$0.18	$(1.30)	$0.02

NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$44,935	$34,560
Work in process	3,579	3,775
Finished goods	86,492	107,073
Total	$135,006	$145,408
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2017	December 31, 2016
Commodity derivatives and related collateral, net	$3,365	$7,127
Prepaid expenses	12,344	10,665
Deposits	4,822	2,897
RIN inventory	59,487	9,398
Taxes receivable	8,186	4,539
Other	952	1,646
Total	$89,156	$36,272
RIN inventory values were adjusted in the amounts of $176 and $612 at June 30, 2017 and December 31, 2016, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	June 30, 2017	December 31, 2016
Spare parts inventory	$2,854	$3,532
Catalysts	3,720	4,479
Deposits	381	2,392
Other	2,602	2,227
Total	$9,557	$12,630
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,194)	$4,036	8.5 years
Renewable hydrocarbon diesel technology	8,300	(1,706)	6,594	12.0 years
Ground lease	200	(135)	65	4.4 years
Acquired customer relationships	2,900	(541)	2,359	8.1 years
In-process research and development	15,956	(709)	15,247	14.3 years
Total intangible assets	$33,586	$(5,285)	$28,301

	December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,987)	$4,243	9.0 years
Renewable hydrocarbon diesel technology	8,300	(1,429)	6,871	12.5 years
Ground lease	200	(127)	73	4.9 years
Acquired customer relationships	2,900	(396)	2,504	8.6 years
In-process research and development	15,956	(177)	15,779	14.8 years
Total intangible assets	$33,586	$(4,116)	$29,470
The Company recorded intangible amortization expense of $585 and $1,169 for the three and six months ended June 30, 2017, and $323 and $640 for the three and six months ended June 30, 2016, respectively.
The estimated intangible asset amortization expense for the remainder of 2017 through 2023 and thereafter is as follows:

July 1, 2017 through December 31, 2017	$1,183
2018	2,373
2019	2,379
2020	2,386
2021	2,392
2022	2,385
2023 and thereafter	15,203
Total	$28,301
NOTE 7 — DEBT
The Company’s debt is as follows:

	June 30, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$114,842	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	68,544	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	7,100	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	10,808	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	1,751	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,392	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,467	9,273
Other	433	468
Total term debt before debt issuance costs	215,337	217,891
Less: Current portion of long-term debt	16,674	15,402
Less: Debt issuance costs (net of accumulated amortization of $2,846 and $2,396, respectively)	5,856	6,286
Total long-term debt	$192,807	$196,203

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

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability", on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at June 30, 2017 was $59,818. The Company recognized a loss of $32,718 and $32,546 for the three and six months ended June 30, 2017, respectively, which is reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Condensed Consolidated Statements of Operations. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

REG Ralston
On April, 19, 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20,000 during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At June 30, 2017, the Company had not made any borrowings under this Construction Loan Agreement.

Lines of Credit

	June 30, 2017	December 31, 2016
Amount outstanding under lines of credit	$69,247	$52,844
Maximum available to be borrowed under lines of credit	$31,008	$100,237

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

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit

Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At June 30, 2017, the nominal interest rates ranged from 2.14% to 2.50% per annum.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2017, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 73 million gallons and 6 million pounds, respectively.
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

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$2,962	$2,045	$1,272	$3,511
Cash collateral	2,448	—	9,366	—
Total gross amount recognized	5,410	2,045	10,638	3,511
Gross amounts offset	(2,045)	(2,045)	(3,511)	(3,511)
Net amount reported in the condensed consolidated balance sheets	$3,365	$—	$7,127	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$9,758	$(30,527)	$18,047	$(34,796)
NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$917	$(135)	$1,052	$—
Convertible debt conversion liability	(59,818)	—	(59,818)	—
Contingent considerations for acquisitions	(39,455)	—	—	(39,455)
	$(98,356)	$(135)	$(58,766)	$(39,455)

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,239)	$(1,297)	$(942)	$—
Convertible debt conversion liability	(27,100)	—	(27,100)	—
Contingent considerations for acquisitions	(46,568)	—	—	(46,568)
	$(75,907)	$(1,297)	$(28,042)	$(46,568)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2017	2016
Balance at beginning of period, January 1	$46,568	$41,712
Fair value of contingent consideration at measurement date	—	4,500
Change in estimates included in earnings	589	(15)
Settlements	(3,980)	(581)
Balance at end of period, March 31	43,177	45,616
Change in estimates included in earnings	(24)	3,571
Settlements	(3,698)	(809)
Balance at end of period, June 30	$39,455	$48,378
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2017		As of December 31, 2016
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(284,584)	$(277,500)	$(270,735)	$(264,267)
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Options to purchase common stock	—	87,026	—	87,026
Stock appreciation rights	1,297,282	2,251,132	1,446,618	2,422,353
2019 Convertible notes	5,567,112	9,302,579	5,567,112	10,070,399
2036 Convertible notes	14,106,725	4,495,550	14,106,725	2,247,775
Total	20,971,119	16,136,287	21,120,455	14,827,553
The following table presents the calculation of diluted net loss per share:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss) attributable to the Company’s common stockholders - Basic	$(34,809)	$7,445	$(50,723)	$676
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$(34,809)	$7,445	$(50,723)	$676
Shares:
Weighted-average shares used to compute basic net income per share	38,679,849	42,407,888	38,639,672	43,153,486
Adjustment to reflect stock appreciation right conversions	—	10,953	—	5,115
Weighted-average shares used to compute diluted net income per share	38,679,849	42,418,841	38,639,672	43,158,601
Net income (loss) per share attributable to common stockholders:
Diluted	$(0.90)	$0.18	$(1.31)	$0.02
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at June 30, 2017 and for the year ended December 31, 2016 are composed of Biomass-based Diesel, Services, Renewable Chemicals and

Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $41,473 and $95,025 for the three and six months ended June 30, 2017, respectively, and $45,748 and $82,667 for the three and six months ended June 30, 2016, respectively)	$532,527	$539,631	$922,632	$824,669
Services	20,922	21,396	43,755	42,133
Renewable Chemicals	1,002	1,000	1,830	1,000
Corporate and Other	39,366	23,643	77,138	40,632
Intersegment revenues	(58,714)	(27,369)	(91,359)	(52,262)
	$535,103	$558,301	$953,996	$856,172
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's income (loss) of ($2,092) and ($1,332) for the three and six months ended June 30, 2017, respectively and $1,183 and $1,616 for the three and six months ended June 30, 2016, respectively)	$4,323	$(3,591)	$(6,392)	$1,546
Services	(267)	1,261	(377)	1,834
Renewable Chemicals	(4,828)	(3,924)	(9,835)	(8,605)
Corporate and Other	(32,077)	15,264	(31,084)	8,075
	$(32,849)	$9,010	$(47,688)	$2,850
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $788 and $1,474 for the three and six months ended June 30, 2017, respectively and $594 and $1,445 for the three and six months ended June 30, 2016, respectively)	$7,830	$7,140	$15,570	$14,068
Services	251	117	482	213
Renewable Chemicals	384	368	769	782
Corporate and Other	508	392	1,015	789
	$8,973	$8,017	$17,836	$15,852
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $1,227 and $2,395 for the three and six months ended June 30, 2017, respectively, and $374 and $374 for the three and six months ended June 30, 2016, respectively)	$13,517	$11,895	$29,398	$25,499
Services	938	—	1,520	1,166
Renewable Chemicals	—	619	7	619
Corporate and Other	946	183	1,112	183
	$15,401	$12,697	$32,037	$27,467

	June 30, 2017	December 31, 2016
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $58,039 and $54,646, respectively)	$964,373	$1,026,349
Services	49,941	53,823
Renewable Chemicals	22,330	22,883
Corporate and Other	309,764	299,825
Intersegment eliminations	(285,893)	(266,277)
	$1,060,515	$1,136,603

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net revenues:
United States	$477,769	$512,553	$843,110	$773,505
Germany	41,473	45,748	$95,025	82,667
Other Foreign	15,861	—	15,861	—
Non-United States	57,334	45,748	110,886	82,667
	$535,103	$558,301	$953,996	$856,172

	June 30, 2017	December 31, 2016
Long-lived assets:
United States	$593,247	$580,868
Foreign	21,637	18,606
	$614,884	$599,474
NOTE 12 — COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 13 — SUBSEQUENT EVENTS
On July 3, 2017, Daniel J. Oh resigned as President, Chief Executive Officer and as a member of the Board of Directors of the Company. The Company and Mr. Oh are parties to an employment agreement, which provides that Mr. Oh will be entitled to a combination of cash and stock payments as severance benefits.
In July 2017, the Company reached an agreement with its insurance carriers on a final payment for business interruption insurance related to the fires at its Geismar facility of $7,636, which has all been received as of the date of this report.
On July 28, 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allows REG Danville to borrow $12,500 with a maturity date of July 28, 2022.

The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements regarding Renewable Energy Group, Inc., or “we,” “our” or “the Company”, that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements about facilities currently under development progressing to the construction and operational stages, including the expected capabilities of these facilities, planned capital expenditures and our ability to obtain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; the investigation by the U.S. International Trade Commission regarding trade practices by Argentine and Indonesian companies; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our operational management and facility construction services; the expected effect of current and future environmental laws and regulations on our business and financial condition; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our ability to develop and market renewable chemicals; anticipated future revenue from products from our life sciences business, which have not been fully developed or commercialized; our competitive advantage relating to input costs relative to our competitors; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; our ability to improve our internal control over financial reporting; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; the ability of insurance to protect against liabilities, including any liability resulting from the fires at our Geismar and Madison facilities; expectations regarding our expenses and sales; our credit worthiness and anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
Our Company focuses on providing cleaner, lower carbon products and services. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We own and operate 14 biorefineries with 12 locations in North America and two locations in Germany, which consist of 13 biomass-based diesel plants (biodiesel and renewable hydrocarbon diesel), with aggregate nameplate production capacity of 502 gallons per year ("mmgy"), and one demonstration scale fermentation facility. We also have one feedstock processing facility in Germany. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals and biobased products.
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
We acquired a 75 mmgy nameplate capacity renewable hydrocarbon diesel ("RHD") biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner, began operating again by us in October 2014 and was shut down between April 2015 and early March 2016 due to two separate fires that occurred in April and September 2015. Our Geismar facility has been running at high utilization rates since early October 2016.
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
In March 2016, we acquired our 20 mmgy nameplate biodiesel refinery located in DeForest, Wisconsin, or REG Madison, which produces biodiesel from yellow grease, rendered animal fats, and inedible corn oil, and also produces refined vegetable oils using our patented technology currently in use at our Seneca, Illinois plant. The facility has both truck and rail capabilities. In June 2017, we experienced a fire at our Madison facility, resulting in the shutdown of the facility.
During the three and six months ended June 30, 2017, we sold 160 million and 282 million total gallons of fuel, including 16 million and 30 million gallons of biomass-based diesel that we purchased from third parties and resold, 10 million and 21 million biomass-based diesel gallons produced by REG Germany and 18 million and 40 million petroleum-based diesel gallons, respectively. During 2016, we sold 567 million total gallons, including 77 million biomass-based gallons we purchased from third parties and resold, 45 million biomass-based diesel gallons produced by REG Germany and 54 million petroleum-based diesel gallons.
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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2016 and for the three and six months ended June 30, 2017, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the three and six months ended June 30, 2017, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were approximately five percent and seven percent, respectively, of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At June 30, 2017, we had approximately 60.0 million biomass-based diesel RINs and 1.4 million advanced biofuel RINs available to be sold, as compared to 16.8 million biomass-based diesel RINs and 0.2 million advanced biofuel RINs held for sale at December 31, 2016, respectively. According to the Oil Pricing Information System ("OPIS"), the median closing price at June 30, 2017 was $1.11 and $1.09 per biomass-based diesel RIN and advanced biofuel RIN, respectively compared to $1.055 and $1.055 at December 31, 2016, respectively, per biomass-based diesel RIN and advanced biofuel RIN, respectively.
We generate Low Carbon fuel Standard ("LCFS") credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At June 30, 2017, we held for sale approximately 13,000 LCFS credits, increasing from 5,000 credits at December 31, 2016. According to OPIS, the median closing price at June 30, 2017 and December 31, 2016 was $78.00 and $93.00, respectively, per LCFS credit.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. In October 2016, we completed a $34.5 million upgrade to our Danville facility. In November 2016, we started a $24 million expansion project at our Ralston facility. In June 2017, we completed the $20 million acquisition of approximately 82 acres of land at and in close proximity to our Geismar, Louisiana biorefinery from Lion Copolymer. The purchase includes the termination of a ground lease and acquires the land we previously leased for our Geismar operations, and approximately 61 additional acres in parcels adjacent to and near the facility.  We plan to improve and utilize the new acreage to support existing production capacity and future expansion opportunities using the Services segment.
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
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with our subsidiary, REG Life Sciences, LLC ("REG Life Sciences"), to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, REG Life Sciences sold and delivered its first commercial product, a specialty fatty acid. REG Life Sciences developed, produced, sold and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids is one of three product areas REG Life Sciences has focused on, along with esters and alcohols. In November 2016, the Company's Board of Directors authorized a review of strategic alternatives for REG Life Sciences. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable hydrocarbon diesel RINs meet three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. The final RVO targets for the biomass-based diesel volumes for the years 2015 to 2018 and proposal for 2019 as set by the EPA are as follows:

	2015	2016	2017	2018	2019 (proposed)
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons	2.1 billion gallons
Actual production or imports continue to grow as illustrated by the EMTS data notes below:

	2014	2015	2016	Q2 2017 (YTD)
Biomass-based diesel produced and imported	1.75 billion gallons	1.81 billion gallons	2.60 billion gallons	1.13 billion gallons
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has lapsed and been reinstated a number of times. For example, the BTC lapsed on January 1, 2014 and was retroactively reinstated for 2014 on December 19, 2014 and lapsed again on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC again lapsed on January 1, 2017 and has not been reinstated as of the date of this report. During the six months ended June 30, 2017, the Company recognized $26.7 million as BTC revenue out of the $26.9 million deferred BTC revenue that was outstanding as of December 31, 2016.
When the BTC has lapsed in the past, it has been reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of June 30, 2017, we estimate that if the BTC is reinstated on the same terms as in 2016, our net income and Adjusted EBITDA for the quarter and year to date ended June 30, 2017 will increase by approximately $58 million and $98 million, respectively. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC would adversely affect our future financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2014, 2015, 2016 and the first half of 2017 the high and low average monthly contributory value of RINs, as reported by OPIS to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon.
Value of RINs acquired from third parties and held in inventory remained fairly stable in the first half of 2017 and resulted in a $0.4 million write-down to lower of cost or net realizable value for the first six months of 2017. At June 30, 2017, the write-down to lower of cost or net realizable value of RINs was $0.2 million. See “Note 5 – Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock from January 2013 to June 30, 2017. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Historically, our results of operations generally benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2013 to June 30, 2017.

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
During the second quarter of 2017, NY Harbor ULSD prices ranged from a high of $1.6506 per gallon in April to a low of $1.3648 per gallon in June with the average price for the quarter of $1.5062 per gallon. Energy prices were range bound throughout second quarter 2017. European UCOME prices remained relatively flat for second quarter 2017 as demand was impacted by biodiesel imports from China and Southeast Asia. Feedstock supplies were larger than prior year, which were offset by strong demand that drove pricing higher. More recent soybean oil prices have been trending higher due to declines in soybean crop conditions caused from hot and dry weather patterns across major growing regions in the Midwest. The soybean oil price increase has been limited by a larger current inventory of soybeans and increasing palm oil production in Southeast Asia. Relatively low priced feed cost along with continued strong demand for pork and beef has continued to lead to expansions in the US hog and cattle industries. Both hog and cattle slaughter numbers in the second quarter of 2017 were again higher than the prior year.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. On May 5, 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respects to imports of biodiesel from Argentina. The critical circumstance provision in antidumping and countervailing duties laws allows for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina jumped 144.5 percent since the March 2017 petition was filed.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2016 and the first six months of 2017. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third-party transactions which we hold for resale. There is no established futures market for RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs, and we use risk management position limits to manage RIN exposure.
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
We recorded risk management gains of $9.8 million and $18.0 million from our derivative financial instrument activity for the three and six months ended June 30, 2017, respectively, compared to losses of $30.5 million and $34.8 million for the three and six months ended June 30, 2016, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate states during winter. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, thus allowing the product to have improved cold-weather performance.
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

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2014	1.75 billion gallons	1.63 billion gallons
2015	1.81 billion gallons	1.73 billion gallons
2016	2.60 billion gallons	1.90 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, was 2.60 billion gallons for 2016, 790 million gallons higher than 2015. In the first half of 2017, according to EMTS data, 1.13 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.07 billion gallons over the same period in 2016.
During 2016 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 in the D4 biomass-based diesel category increased from 334.2 million gallons in 2015 to approximately 692.9 million gallons in 2016, according to the information from the EIA.

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
Revenue recognition
Effective January 1, 2018, we will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy a performance obligation. We will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. We will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in our consolidated financial statements. We have established a cross-functional implementation team consisting of representatives from all of its business segments. Initial impact assessment also indicates that the majority of our contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice.
Results of Operations
Three and six months ended June 30, 2017 and 2016
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gallons sold	160.2	150.1	282.3	248.0
Average B100 price per gallon	$2.86	$3.27	$2.90	$3.11

Revenues	$535,103	$558,301	$953,996	$856,172
Cost of goods sold	504,990	533,439	906,600	813,927
Gross profit	30,113	24,862	47,396	42,245
Selling, general and administrative expenses	22,812	20,850	45,719	40,626
Research and development expense	3,181	4,427	6,779	8,353
Income (loss) from operations	4,120	(415)	(5,102)	(6,734)
Other income (expenses), net	(36,969)	9,425	(42,586)	9,584
Income tax expense	(1,960)	(1,296)	(3,035)	(2,024)
Net income (loss)	(34,809)	7,714	(50,723)	826
Less: Net income attributable to noncontrolling interest	—	108	—	138
Net income (loss) attributable to the Company	(34,809)	7,606	(50,723)	688
Effect of participating share-based awards	—	(161)	—	(12)
Net income (loss) attributable to the Company's common stockholders	$(34,809)	$7,445	$(50,723)	$676

Revenues. Our revenues decreased $23.2 million, or 4%, in the three months ended June 30, 2017, but increased $97.8 million, or 11%, for the six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. The decrease in revenues for the second quarter was primarily due to lower average selling price, coupled with the impact of the lapse of the BTC on January 1, 2017 and higher imported gallons compared to the second quarter of 2016. The absence of the BTC revenues resulted in a decrease of $86.3 million and $127.8 million, or 89% and 82%, respectively, in government incentive revenues in the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in revenues for the first half of 2017 was largely driven by an increase in total gallons sold compared to prior year, which resulted from an increase in RHD gallons sold and the impact of distillation upgrades completed in 2016 at the Danville, Illinois biorefinery.

Biomass-based diesel revenues including government incentives decreased $23.2 million, or 4%, over the same quarter last year, but increased by $97.0 million, or 11%, for the six months ended June 30, 2017. Gallons sold in the second and first half of 2017 increased by 10.1 million gallons and 34.3 million gallons, or 7% and 14%, respectively. Our average B100 sales price per gallon decreased $0.41 and $0.21, or 13% and 7%, respectively, for the three and six months ended June 30, 2017, compared to $3.27 and $3.11 for the three and six months ended June 30, 2016, respectively. The fluctuations in average sales price contributed to a $61.5 million and $52.1 million decrease in revenues for the three months ended June 30, 2017, respectively, when applied to the number of gallons sold during the same periods of 2016. The increase in gallons sold for the three and six months ended June 30, 2017 accounted for a revenue increase of $28.9 million and $99.5 million, respectively for the three and six months ended June 30, 2017, using pricing for the same periods of 2016. Sales of separated RIN inventory were $67.3 million and $124.7 million for the three and six months ended June 30, 2017, respectively, as compared to $60.8 million and $86.6 million for the three and six months ended June 30, 2016, respectively.
Costs of goods sold. Our costs of goods sold decreased $28.4 million, or 5% for the second quarter, but increased $92.7 million , or 11%, in the six month period. Costs of goods sold as a percentage of revenues were 94% and 95%, respectively, for the three and six months ended June 30, 2017 and 95% for both three and six months ended June 30, 2016. The slight decrease in cost of goods sold as a percentage of revenues during the three ended June 30, 2017 was primarily due to feedstock prices trending lower.
Biomass-based diesel costs of goods sold also increased in the three and six months ended June 30, 2017 due to a 7% and 14% increase in gallons sold, respectively. Average prices for lower-cost feedstocks were $0.29 per pound for the three and six months ended June 30, 2017, as compared to $0.30 and $0.27 per pound for the three and six months ended June 30, 2016. Soybean oil costs were $0.31 and $0.32 per pound for the three and six months ended June 30, 2017, respectively, as compared to $0.33 per pound for the three and six months ended June 30, 2016. Canola oil costs were $0.33 and $0.34 per pound for the three and six months ended June 30, 2017, respectively, as compared to $0.33 per pound for the three and six months ended June 30, 2016. We recorded risk management gains of $9.8 million and $18.0 million from our derivative financial instrument activity for the three and six months ended June 30, 2017, respectively, compared to risk management losses of $30.5 million and $34.8 million for the three and six months ended June 30, 2016, respectively. The fluctuation in risk management gains and losses was mainly due to price volatility in the energy markets. Costs of goods sold for separated RIN inventory sales were $33.9 million and $80.5 million for the three and six months ended June 30, 2017 and $61.2 million and $87.7 million for the three and six months ended June 30, 2016, respectively. Lower of cost or net realizable value writedown on RINs was $0.3 million and $0.4 million and $4.2 million and $4.4 million during the three and six months ended June 30, 2017 and June 30, 2016, respectively. Biomass-based diesel costs of goods sold for the three months ended June 30, 2017 also included a loss of $4.0 million as a result of the land purchase and lease termination transactions at our Geismar facility in June 2017.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $22.8 million and $45.7 million, or 4% and 5% of total revenue, for the three and six months ended June 30, 2017 and $20.9 million and $40.6 million, or 4% and 5% of total revenue, for the three and six months ended June 30, 2016, respectively. This represents an increase of $2.0 million and $5.1 million, or 9% and 13%, respectively, over the same respective periods of last year. The increase year over year was primarily due to increases in employee related expenses, such as payroll and stock compensation, associated with growth, international expansion and integration of our European operations.
Research and development expense. Our research and development expenses were $3.2 million and $6.8 million for the three and six months ended June 30, 2017, compared to $4.4 million and $8.4 million for the three and six months ended June 30, 2016, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Other income (expense), net. Other expense was $37.0 million and $42.6 million for the three and six months ended June 30, 2017 compared to other income of $9.4 million and $9.6 million for the same periods in 2016. Other income (expense) is primarily comprised of change in value of contingent consideration, change in fair value of convertible debt conversion liability, interest expense, interest income and the other non-operating items. Other income (expense), net for the three and six months ended June 30, 2016 also included a gain on involuntary conversion, which represented the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the April 2015 fire at our Geismar facility. Our insurance policies cover replacement costs incurred to replace the property damaged by the fire.
Income tax expense. We recognized an income tax expense of $2.0 million and $3.0 million for the three and six months ended June 30, 2017 as compared to tax expense of $1.3 million and $2.0 million for the same periods in 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
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

The following table provides our Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss)	$(34,809)	$7,714	$(50,723)	$826
Adjustments:
Income tax expense	1,960	1,296	3,035	2,024
Interest expense	4,479	3,738	9,015	7,049
Gain on involuntary conversion	—	(997)	—	(4,540)
Other (income) expense, net	(32)	(2,306)	288	(2,218)
Change in fair value of contingent liability	(24)	3,571	565	3,556
Change in fair value of convertible debt conversion liability	32,546	(13,432)	32,718	(13,432)
Loss on the Geismar lease termination	3,967	—	3,967	—
Impairment of assets	1,341	—	1,341	—
Straight-line lease expense	(85)	(80)	(117)	(174)
Depreciation	8,523	7,824	16,946	15,498
Amortization	149	(134)	276	(274)
Non-cash stock compensation	1,688	858	2,996	1,934
Adjusted EBITDA	$19,703	$8,052	$20,307	$10,249

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
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2017, the total of our cash and cash equivalents was $87.6 million, compared to $116.2 million at December 31, 2016. At June 30, 2017, we had total assets of $1,060.5 million, compared to $1,136.6 million at December 31, 2016. At June 30, 2017, we had term debt before debt issuance costs of $215.3 million, compared to term debt of $217.9 million at December 31, 2016. The debt is subject to various financial covenants. We were in compliance with all restrictive financial covenants associated with the borrowings as of June 30, 2017.

Our term debt (in thousands) is as follows:

	June 30, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$114,842	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	68,544	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2017	7,100	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	10,808	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	1,751	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,392	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,467	9,273
Other	433	468
Total term debt before debt issuance costs	$215,337	$217,891

In addition, we had revolving debt (in millions) as follows:

	June 30, 2017	December 31, 2016
Amount outstanding under lines of credit	$69.2	$52.8
Maximum available to be borrowed under lines of credit	31.0	100.2
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At June 30, 2017, we have not made any borrowings under this Construction Loan Agreement.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash flows used in operating activities	$(1,486)	$(6,540)
Net cash flows used in investing activities	(32,371)	(38,520)
Net cash flows from financing activities	3,984	71,744
Net change in cash and cash equivalents	(29,873)	26,684
Cash and cash equivalents, end of period	$87,591	$74,078
In the first six months of 2017, we used $1.5 million of cash in operations. We received approximately $85.8 million from the 2016 BTC receivable, of which $2.1 million was paid to our vendors and customers. This compares to the first six months of 2016 BTC receipts of $242.1 million. In addition during the first half of 2017, approximately $50.9 million of operating cash was used to build up our other assets, including RINs inventory. Our net cash flows used in investing activity was impacted by the release of our restricted cash related to our petroleum-based sales and Geismar land purchase and payments of $32.0 million for our continued investments in our plant and office facilities. Financing activities were impacted by our repayments under the Danville and Newton borrowings, together with contingent consideration payments made related to our past acquisitions.
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
During the six months ended June 30, 2017, our capital expenditures were $32.0 million from various projects, the majority of which were at facilities such as New Boston, Madison, Seneca, Geismar and Ralston. In June 2017, we completed an acquisition for $20 million of approximately 82 acres of land in Geismar, Louisiana, which includes the land our Geismar biorefinery has leased for its operations that was terminated by this acquisition, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities.  During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the planned $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. Our budgeted capital expenditures for the remainder of 2017 are approximately $30 million to $40 million, including repairs and upgrades to the Madison facility following the fire at that facility in June 2017 and upgrades to the Ralston, Geismar and Grays Harbor facilities, among others.
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
Commodity Price Risk
Over the period from January 2013 through June 30, 2017, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.30 per gallon reported in January 2013 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.12 per gallon during this period. Over the period January 2013 to June 30, 2017, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.5311 per pound, or $3.98 per gallon of biodiesel, in February 2013 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.3611 per pound, or $2.71 per gallon. Over the period from January 2013 through June 30, 2017, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4625 per pound in June 2013 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2822 per pound during this period. Over the period from July 2013 through June 30, 2017, RIN prices (based on prices from OPIS) have ranged from a high of $1.47 in July 2013 to a low of $0.24 in November 2013, with sales prices averaging $0.77 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first half of 2017. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First half of 2017 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	282.3	gallons	10%	$(78.8)	(250.3)%
Total Lower Cost Feedstocks	1,178.1	pounds	10%	$(33.8)	(107.5)%
Total Canola Oil	287.5	pounds	10%	$(9.8)	(31.1)%
Total Soy Oil	110.2	pounds	10%	$(3.5)	(11.1)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $10.8 million at June 30, 2017. A 10% adverse change in the price of CBOT Soybean Oil would have had below $0.2 million negative effect on the fair value of these instruments of at June 30, 2017.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the six months ended June 30, 2017 was 3.52%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities

Exchange Act of 1934 as of the end of the period covered by this report, June 30, 2017. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended June 30, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under RFS2, the EPA is required to set the RVO annually based on a variety of considerations. Over the past several years, the EPA has set the minimum annual consumption volume at increasing levels from 1.28 billion gallons in 2013 to 1.90 billion gallons in 2016. For 2017, the EPA set the minimum annual consumption volume at 2.00 billion gallons and has set 2.10 billion gallons as the minimum annual consumption volume for 2018 and recently proposed the same for 2019.
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

The United States Congress could repeal, curtail or otherwise change RFS2 in a manner adverse to us. Similarly, the EPA could curtail or otherwise change RFS2 in a manner adverse to us, including reducing the RVO to the statutory minimum level of 1 billion gallons. The petroleum industry has generally been opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We cannot predict what changes will be instituted by the new administration. It is possible, however, that future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the EPA and other agencies, or abolish such agencies and any programs thereunder entirely and may adversely affect our business and other businesses within our industry. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services, and/or increase expenses, which could have a material adverse effect on our business, financial condition and results of operations.
Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely affect our revenues and cash flows.
The EPA announced in its most recent proposal that it has directed staff to begin technical analysis to inform a future reset rulemaking action as the "re-set" rules under the RFS for the advanced biofuel volume have been below the statutory level for two years. The EPA also proposed no increase in the biomass-based diesel RVO for the first time and proposed a reduction in the overall advanced biofuels RVO. We are concerned these proposals may indicate a negative view of advanced biofuels by EPA and that if this view is correct and EPA begins a process of reducing the advanced biofuel RVO and/or biomass-based diesel RVO, that such changes would be expected to harm our business and profitability.

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
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of June 30, 2017, we estimate that if the BTC is reinstated on the same terms as in 2016, our net income and Adjusted EBITDA will increase by approximately $58 million and $98 million for the three and six months ended June 30, 2017, respectively, from the BTC retroactive reinstatement. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our future financial results.
State
Several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, we derive a significant portion of our revenues from operations in the State of Illinois. Illinois has a generally applicable 6.25% sales tax, but offers a 100% exemption from this tax for a blend of fuel that consists of 11% biodiesel (B11) or more, and this sales tax exemption has recently been extended to December 31, 2023.
State budget or other considerations could cause the modification or elimination of the tax incentive programs of Illinois and other states, such as California's Low Carbon Fuel Standard (“LCFS”).
The California Low Carbon Fuel Standard, or LCFS, is designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider, generally the fuel’s producer or importer “Regulated Party”, is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded between Regulated Parties. We receive LCFS credits when we sell qualified biomass-based diesel in California. Prices for LCFS credits ranged from $56 per metric ton to $129 per metric ton in 2016.
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
According to the National Biodiesel Board ("NBB"), as of May 6, 2016, 3.0 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 4.5 billion gallons of biomass-based diesel production was registered by foreign producers. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, it would increase competition for our feedstocks, increase the volume of biomass-based diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
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

Energy prices, particularly the market price for crude oil, are volatile. The average price at which we sold our biomass-based diesel decreased from $3.27 per gallon in the second quarter of 2016 to $2.86 per gallon in the second quarter of 2017. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.80 to $1.12 per RIN during the first half of 2017 while in 2016, RIN prices started the year at $0.75 per RIN and climbed to a high of $1.26 in December. RIN prices ended 2016 at $1.05 per RIN. In other years there was more significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.09 in 2015, $1.28 in 2016 and $1.94 in the first half of 2017, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.58 in 2015, $0.73 in 2016 and $0.60 in the first half of 2017, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For the periods from 2014 to 2016, approximately 85%, 85% and 72%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 15% and 28%, respectively, was virgin vegetable oils.

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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 8% of our revenues in the first half of 2017, 2016 and 2015, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 10%,

9% and 13% of our total sales in the first half of 2017, 2016 and 2015, respectively, based on the OPIS average RIN and LCFS price for the periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, in April 2015 and again in September 2015, we experienced fires at our Geismar facility. In the April fire, two employees were injured. In the September fire, one employee and three contractors were injured. Multiple parties and our subsidiary have been named as a defendant in lawsuits filed by those injured in the fires and these suits allege that injuries resulted from, among other things, our negligence. We may be subject to additional litigation in connection with these incidents. In addition, the Occupational Safety and Health Administration ("OSHA") has issued seven "serious" citations to the Geismar facility, which has implemented abatement actions in accordance with those citations. If OSHA becomes dissatisfied with the abatement implementation, there is a possibility that it could impose additional citations or fines.
As a result of the fires, our Geismar facility was shut down from April 2015 through early March 2016 while repairs and upgrades were completed. Further, our insurance company may dispute coverage and we may incur significant additional costs, including potential liability for damages or injuries, legal expenses and loss of profit, which could seriously harm our results of operations and financial condition.
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
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. On May 5, 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respects to imports of biodiesel from Argentina. The critical circumstance provision in antidumping and countervailing duties laws allows for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina jumped 144.5 percent since the March 2017 petition was filed.

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
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We also own one non-operational plant near Atlanta, Georgia. If we decide to permanently idle or abandon development of these facilities or any other facilities or assets, we are likely to incur significant cash expenses, as well as substantial non-cash charges for impairment of those assets. In the fourth quarter of 2016, we recorded an impairment charge of $15.6 million, reflecting the difference between the carrying amount associated with the partially constructed Emporia facility and the estimated salvage value due to competition from foreign, imported product and the unlikely probability of that project being completed in the near term.

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
At June 30, 2017, our total term debt before debt issuance costs was $215.3 million. This includes $114.8 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the 2036 Convertible Notes, and $68.5 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At June 30, 2017, there were $69.2 million of borrowings made under our revolving lines of credit. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of June 30, 2017, we had $30.2 million of undrawn availability under our M&L and Services Revolver Revolver, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
As a result, we may experience related non-cash volatility to our net income (loss). For the three and six months ended June 30, 2017, we recorded valuation losses amounting to $32.5 million and $32.7 million, respectively, related to the conversion option of our 2036 Convertible Notes. In addition, as a result of the amortization of the debt discount, the interest expense associated with the 2036 Convertible Notes will be greater than the coupon rate on the 2036 Convertible Notes, which will result in lower reported net income. If we obtain the stockholder approval referred to above, then we expect that the conversion option will qualify for equity treatment and will no longer be marked to market at the end of each reporting period. However, we may never obtain this stockholder approval.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services

Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of June 30, 2017, availability under the M&L and Services Revolver was approximately $30.2 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

10.1	Form of Performance Restricted Stock Unit Award Agreement.#
10.2	Renewable Energy Group, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2017). #
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
# Management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated:	August 4, 2017	By:	/s/ Randolph L. Howard
Randolph L. Howard
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 4, 2017	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 4, 2017	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)