Form 10-Q
period 2017-09-30
Renewable Energy Group, Inc.
filed 2017-11-08
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 31, 2017, the registrant had 38,832,605 shares of Common Stock outstanding.

2

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,242	$116,210
Accounts receivable, net	87,723	164,949
Inventories	125,507	145,408
Prepaid expenses and other assets	65,914	36,272
Total current assets	391,386	462,839
Property, plant and equipment, net	621,165	599,474
Goodwill	16,080	16,080
Intangible assets, net	27,714	29,470
Investments	13,101	12,110
Other assets	9,227	12,630
Restricted cash	—	4,000
TOTAL ASSETS	$1,078,673	$1,136,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$92,579	$52,844
Current maturities of long-term debt	10,640	15,402
Accounts payable	80,360	99,137
Accrued expenses and other liabilities	44,126	38,916
Deferred revenue	221	27,246
Total current liabilities	227,926	233,545
Unfavorable lease obligation	3,670	15,515
Deferred income taxes	22,568	20,279
Long-term contingent consideration for acquisitions	12,471	28,931
Convertible debt conversion liability	51,258	27,100
Long-term debt (net of debt issuance costs of $5,694 and $6,286, respectively)	202,789	196,203
Other liabilities	4,520	4,856
Total liabilities	525,202	526,429
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,832,605 and 38,553,413 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	485,654	480,906
Retained earnings	151,911	214,007
Accumulated other comprehensive loss	(1,094)	(5,751)
Treasury stock (9,360,784 and 9,246,002 shares outstanding, respectively)	(83,005)	(81,824)
Total equity attributable to the Company's shareholders	553,471	607,343
Non-controlling interest	—	2,831
Total equity	553,471	610,174
TOTAL LIABILITIES AND EQUITY	$1,078,673	$1,136,603
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES:
Biomass-based diesel sales	$504,016	$419,093	$1,303,681	$1,032,093
Separated RIN sales	120,389	104,646	245,062	191,201
Biomass-based diesel government incentives	741	100,336	28,503	255,890
	625,146	624,075	1,577,246	1,479,184
Other revenue	1,837	565	3,733	1,627
	626,983	624,640	1,580,979	1,480,811
COSTS OF GOODS SOLD:
Biomass-based diesel	505,871	456,441	1,328,129	1,178,227
Separated RINs	105,131	119,515	185,978	211,654
Other costs of goods sold	1,186	1,336	3,340	1,334
Impairment of long-lived assets	—	—	1,341	—
	612,188	577,292	1,518,788	1,391,215
GROSS PROFIT	14,795	47,348	62,191	89,596
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,880	20,799	71,599	61,426
RESEARCH AND DEVELOPMENT EXPENSE	3,759	4,805	10,537	13,158
INCOME (LOSS) FROM OPERATIONS	(14,844)	21,744	(19,945)	15,012
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(1,433)	(1,124)	(1,998)	(4,680)
Change in fair value of convertible debt conversion liability	8,560	3,013	(24,158)	16,445
Gain on debt extinguishment	—	179	—	2,331
Gain on involuntary conversion	942	3,470	942	8,010
Other income (loss), net	12	(493)	(278)	(430)
Interest expense	(4,725)	(4,487)	(13,740)	(11,536)
	3,356	558	(39,232)	10,140
INCOME (LOSS) BEFORE INCOME TAXES	(11,488)	22,302	(59,177)	25,152
INCOME TAX BENEFIT (EXPENSE)	115	1,203	(2,919)	(821)
NET INCOME (LOSS)	(11,373)	23,505	(62,096)	24,331
LESS—NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(63)	—	(201)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(11,373)	23,442	(62,096)	24,130
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(513)	—	(462)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(11,373)	$22,929	$(62,096)	$23,668
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$(0.29)	$0.59	$(1.61)	$0.57
DILUTED	$(0.29)	$0.59	$(1.61)	$0.57
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,772,434	38,744,878	38,684,412	41,673,223
DILUTED	38,772,434	38,751,706	38,684,412	41,678,988
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(11,373)	$23,505	$(62,096)	$24,331
Foreign currency translation adjustments	1,476	766	4,657	1,052
Other comprehensive income	1,476	766	4,657	1,052
Comprehensive income (loss)	(9,897)	24,271	(57,439)	25,383
Less—Comprehensive loss attributable to noncontrolling interest	—	(26)	—	(125)
Comprehensive income (loss) attributable to the Company	$(9,897)	$24,297	$(57,439)	$25,508
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,049	—	—	—	—	4,050
Conversion of restricted stock units to common stock (net of 69,307 shares of treasury stock purchased)	180,049	—	—	—	—	(752)	—	(752)
Partial termination of capped call options (inclusive of tax impact of $116)	—	—	1,863	—	—	—	—	1,863
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,560)	—	—	—	—	(5,560)
Treasury stock purchases	(5,998,323)	—	—	—	—	(52,310)	—	(52,310)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	4,067	—	—	—	—	4,067
Other comprehensive income (loss)	—	—	—	—	1,177	—	(125)	1,052
Net income	—	—	—	24,130	—	—	201	24,331
BALANCE, September 30, 2016	38,553,413	$5	$479,102	$193,810	$(2,832)	$(81,824)	$2,627	$590,888
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 79,404 shares of treasury stock purchased)	206,619	—	—	—	—	(852)	—	(852)
Settlement of stock appreciation rights in common stock (net of 35,378 shares of treasury stock purchased)	72,573	—	—	—	—	(329)	—	(329)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—	—	5,019	—	—	—	—	5,019
Other comprehensive income	—	—	—	—	4,657	—	—	4,657
Net loss	—	—	—	(62,096)	—	—	—	(62,096)
BALANCE, September 30, 2017	38,832,605	$5	$485,654	$151,911	$(1,094)	$(83,005)	$—	$553,471
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,096)	$24,331
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	25,585	23,447
Amortization expense of assets and liabilities, net	1,455	676
Gain on involuntary conversion	(942)	(8,010)
Accretion of convertible note discount	4,044	3,820
Change in fair value of contingent consideration	1,998	4,680
Change in fair value of convertible debt conversion liability	24,158	(16,445)
Gain on debt extinguishment	—	(2,331)
Provision for doubtful accounts	(57)	42
Impairment of long-lived assets	1,341	—
Stock compensation expense	5,019	4,067
Deferred tax expense	2,292	505
Other operating activities	35	(43)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	77,534	205,733
Inventories	21,683	(10,482)
Prepaid expenses and other assets	(27,244)	(13,857)
Accounts payable	(19,544)	(147,268)
Accrued expenses and other liabilities	(13,574)	1,114
Deferred revenue	(27,025)	1,159
Net cash flows provided by operating activities	14,662	71,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts for involuntary conversion	3,000	8,010
Cash receipts of restricted cash	4,000	1,985
Cash paid for purchase of property, plant and equipment	(48,556)	(42,809)
Cash paid for acquisitions and additional interests, net of cash acquired	(3,639)	(12,720)
Cash paid for investments	(816)	(3,249)
Net cash flows used in investing activities	(46,011)	(48,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	38,862	(20,855)
Borrowings on other lines of credit	3,873	8,807
Repayments on other lines of credit	(3,000)	(263)
Cash received from notes payable	6,363	163,646
Cash paid on notes payable	(7,874)	(72,548)
Cash paid for debt issuance costs	(892)	(5,876)
Cash paid for treasury stock	—	(51,474)
Cash paid for contingent consideration settlement	(10,978)	(4,871)
Cash received on partial termination of capped call options	—	159
Cash paid for conversion of restricted stock units and stock appreciation rights	(1,181)	—
Net cash flows provided by financing activities	25,173	16,725
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,176)	39,080
CASH AND CASH EQUIVALENTS, Beginning of period	116,210	47,081
Effect of exchange rate changes on cash	2,208	370
CASH AND CASH EQUIVALENTS, End of period	$112,242	$86,531
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$238	$203
Cash paid for interest	$6,603	$5,496
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,174	$4,220
Debt issuance cost	$73	$135
Issuance of common stock for acquisitions	$—	$4,050
Contingent consideration for acquisitions	$—	$4,500
Release of restricted cash to pay off the GOZone Bonds	$—	$101,315
Repayment of GOZone Bonds	$—	$(100,000)
Non-cash transfer of line of credit to long-term debt	$—	$4,498
Accruals of insurance proceeds related to impairment of property, plant and equipment	$—	$1,414

See "Note 3 - Acquisitions" for noncash items related to the acquisition transactions.
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2017 and 2016
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
As of September 30, 2017, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 502 million gallons per year ("mmgy") and one fermentation facility. REG also has one feedstock processing facility. The Company's network includes the addition of a 20-million gallon annual nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin, acquired in March 2016. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016 and lapsed on January 1, 2017. During the nine months ended September 30, 2017, the Company recognized $26,897 as BTC revenue out of the $26,897 deferred BTC revenue that was outstanding as of December 31, 2016. It is uncertain whether the BTC will be reinstated and whether any reinstatement will be retroactive for 2017. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. Through September 30, 2017, the Company has received approximately $85,779 of the $89,266 outstanding related to the 2016 biodiesel mixture excise tax credit, which results in $3,486 remaining as outstanding receivables at September 30, 2017.
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

California’s Low Carbon Fuel Standard
The Company generates Low Carbon fuel Standard ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel sales that do not transfer credits.
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS.
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
In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. Through September 30, 2017, the Company impaired fixed assets with a total net book value of approximately $2,058 as a result of the fire in June 2017. During the third quarter of 2017, the Company received a payment in the amounts of $3,000 and $2,000 to cover initial costs incurred for property losses and business interruption, respectively.
In June 2017, the Company entered into an agreement to terminate the ground lease and purchase the land it had leased for its Geismar, Louisiana biorefinery as well as more than 61 adjacent acres from Lion Copolymer for $20,000. The Company recorded a loss of $3,967 as a result of the lease termination in the three months ended June 30, 2017.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At September 30, 2017 and December 31, 2016, the Company had goodwill in the Services reporting unit. The annual impairment test at July 31, 2017 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 49%. No impairment of goodwill was recorded during the three and nine months ended September 30, 2017.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company may not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company receives stockholder approval for such issuance. As a result, the embedded conversion option is accounted for as an embedded derivative liability. This liability is recorded at fair value, and a gain of $8,560 and loss of $24,158 of fair value adjustments were recorded for the three and nine months ended September 30, 2017, respectively. The Company expects to continue marking the embedded conversion option to market unless and until stockholders vote to approve removal of the restriction on issuance. See "Note 7 - Debt" for a further description of the transaction.
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
Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will adopt Topic 606 on a modified retrospective basis and will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has established a cross-functional implementation team consisting of representatives from all of its business segments. The majority of the Company's revenues are generated from sales of biomass-based diesel products and revenue is recognized when customers take control of the goods as the Company's performance obligation would be complete. In most cases, the Company's impact assessment indicates that the majority of the Company's contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. The Company will complete its assessment during the 4th quarter in preparation for adoption of the new standard on January 1, 2018.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company is evaluating, but does not expect this guidance to have any impact on its consolidated financial statements.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of September 30, 2017, the Company has recorded a contingent liability of $2,522, approximately $805 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

The following pro forma condensed combined results of operations assume that the acquisition from Sanimax Energy was completed as of January 1, 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$626,983	$624,640	$1,580,979	$1,489,237
Net income (loss)	(11,373)	22,929	(62,096)	23,670
Basic net income (loss) per share	$(0.29)	$0.59	$(1.58)	$0.57
NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$47,889	$34,560
Work in process	3,330	3,775
Finished goods	74,288	107,073
Total	$125,507	$145,408
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2017	December 31, 2016
Commodity derivatives and related collateral, net	$5,881	$7,127
Prepaid expenses	10,038	10,665
Deposits	2,823	2,897
RIN inventory	38,164	9,398
Taxes receivable	7,732	4,539
Other	1,276	1,646
Total	$65,914	$36,272
RIN inventory values were adjusted in the amounts of $440 and $612 at September 30, 2017 and December 31, 2016, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	September 30, 2017	December 31, 2016
Spare parts inventory	$2,854	$3,532
Catalysts	3,341	4,479
Deposits	381	2,392
Other	2,651	2,227
Total	$9,227	$12,630
NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,301)	$3,929	8.3 years
Renewable diesel technology	8,300	(1,844)	6,456	11.8 years
Ground lease	200	(138)	62	4.1 years
Acquired customer relationships	2,900	(614)	2,286	7.8 years
In-process research and development	15,956	(975)	14,981	14.1 years
Total intangible assets	$33,586	$(5,872)	$27,714

	December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,987)	$4,243	9.0 years
Renewable diesel technology	8,300	(1,429)	6,871	12.5 years
Ground lease	200	(127)	73	4.9 years
Acquired customer relationships	2,900	(396)	2,504	8.6 years
In-process research and development	15,956	(177)	15,779	14.8 years
Total intangible assets	$33,586	$(4,116)	$29,470
The Company recorded intangible amortization expense of $587 and $1,756 for the three and nine months ended September 30, 2017, and $328 and $968 for the three and nine months ended September 30, 2016, respectively.
The estimated intangible asset amortization expense for the remainder of 2017 through 2023 and thereafter is as follows:

October 1, 2017 through December 31, 2017	$1,553
2018	2,373
2019	2,379
2020	2,386
2021	2,384
2022	2,385
2023 and thereafter	14,254
Total	$27,714
NOTE 7 — DEBT
The Company’s debt is as follows:

	September 30, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$115,547	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	69,198	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	12,084	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	8,966	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	1,412	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,305	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,235	9,273
Other	376	468
Total term debt before debt issuance costs	219,123	217,891
Less: Current portion of long-term debt	10,640	15,402
Less: Debt issuance costs (net of accumulated amortization of $3,048 and $2,396, respectively)	5,694	6,286
Total long-term debt	$202,789	$196,203

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

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability", on the Condensed Consolidated Balance Sheets and will be adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. The fair value of the convertible debt conversion liability at September 30, 2017 was $51,258. The Company recognized a gain of $8,560 and loss of $24,158 for the three and nine months ended September 30, 2017, respectively, which is reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Condensed Consolidated Statements of Operations. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

REG Ralston

On April, 19, 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20,000 during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At September 30, 2017, the Company had not made any borrowings under this Construction Loan Agreement.

REG Danville

On July 28, 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allows REG Danville to borrow $12,500 with a maturity date of July 1, 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At September 30, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.25% per annum.

Lines of Credit

	September 30, 2017	December 31, 2016
Amount outstanding under lines of credit	$92,579	$52,844
Maximum available to be borrowed under lines of credit	$9,520	$100,237

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

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At September 30, 2017, the nominal interest rates ranged from 2.14% to 2.50% per annum.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2017, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 68 million gallons and 12 million pounds, respectively.
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

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$829	$7,916	$1,272	$3,511
Cash collateral	12,968	—	9,366	—
Total gross amount recognized	13,797	7,916	10,638	3,511
Gross amounts offset	(7,916)	(7,916)	(3,511)	(3,511)
Net amount reported in the condensed consolidated balance sheets	$5,881	$—	$7,127	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(24,989)	$5,865	$(6,942)	$(28,931)
NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,087)	$(3,189)	$(3,898)	$—
Convertible debt conversion liability	(51,258)	—	(51,258)	—
Contingent considerations for acquisitions	(37,588)	—	—	(37,588)
	$(95,933)	$(3,189)	$(55,156)	$(37,588)

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,239)	$(1,297)	$(942)	$—
Convertible debt conversion liability	(27,100)	—	(27,100)	—
Contingent considerations for acquisitions	(46,568)	—	—	(46,568)
	$(75,907)	$(1,297)	$(28,042)	$(46,568)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2017	2016
Balance at beginning of period, January 1	$46,568	$41,712
Fair value of contingent consideration at measurement date	—	4,500
Change in estimates included in earnings	589	(15)
Settlements	(3,980)	(581)
Balance at end of period, March 31	43,177	45,616
Change in estimates included in earnings	(24)	3,571
Settlements	(3,698)	(809)
Balance at end of period, June 30	39,455	48,378
Fair value of contingent consideration at measurement date	—	—
Change in estimates included in earnings	1,433	1,124
Settlements	(3,300)	(3,481)
Balance at end of period, September 30	$37,588	$46,021
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2017		As of December 31, 2016
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(311,702)	$(303,062)	$(270,735)	$(264,267)
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Options to purchase common stock	—	87,026	—	87,026
Stock appreciation rights	600,909	2,484,757	1,307,655	2,428,095
2019 Convertible notes	5,567,112	5,922,068	5,567,112	8,677,528
2036 Convertible notes	14,106,725	14,106,725	14,106,725	6,229,612
Total	20,274,746	22,600,576	20,981,492	17,422,261

The following table presents the calculation of diluted net loss per share:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss) attributable to the Company’s common stockholders - Basic	$(11,373)	$22,929	$(62,096)	$23,668
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$(11,373)	$22,929	$(62,096)	$23,668
Shares:
Weighted-average shares used to compute basic net income per share	38,772,434	38,744,878	38,684,412	41,673,223
Adjustment to reflect stock appreciation right conversions	—	6,828	—	5,765
Weighted-average shares used to compute diluted net income per share	38,772,434	38,751,706	38,684,412	41,678,988
Net income (loss) per share attributable to common stockholders:
Diluted	$(0.29)	$0.59	$(1.61)	$0.57
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at September 30, 2017 and for the year ended December 31, 2016 are composed of Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $35,736 and $130,761 for the three and nine months ended September 30, 2017, respectively, and $41,671 and $124,388 for the three and nine months ended September 30, 2016, respectively)	$619,852	$599,198	$1,542,484	$1,423,867
Services	24,152	21,051	67,907	63,184
Renewable Chemicals	1,514	565	3,344	1,565
Corporate and Other	31,134	28,781	108,273	69,412
Intersegment revenues	(49,669)	(24,955)	(141,029)	(77,217)
	$626,983	$624,640	$1,580,979	$1,480,811
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's income (loss) of ($1,704) and ($3,036) for the three and nine months ended September 30, 2017, respectively, and $306 and $1,922 for the three and nine months ended September 30, 2016, respectively)	$(9,833)	$25,598	$(16,225)	$27,143
Services	1,316	1,753	939	3,587
Renewable Chemicals	(4,550)	(5,783)	(14,385)	(14,388)
Corporate and Other	1,579	734	(29,506)	8,810
	$(11,488)	$22,302	$(59,177)	$25,152
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $712 and $2,186 for the three and nine months ended September 30, 2017, respectively, and $707 and $2,419 for the three and nine months ended September 30, 2016, respectively)	$7,947	$7,516	$23,517	$21,584
Services	301	108	783	321
Renewable Chemicals	439	382	1,207	1,164
Corporate and Other	517	265	1,533	1,054
	$9,204	$8,271	$27,040	$24,123
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $570 and $2,965 for the three and nine months ended September 30, 2017, respectively, and $734 and $1,038 for the three and nine months ended September 30, 2016, respectively)	$14,294	$10,560	$43,693	$36,059
Services	957	4,647	2,476	5,812
Renewable Chemicals	7	16	14	635
Corporate and Other	1,261	119	2,373	303
	$16,519	$15,342	$48,556	$42,809

	September 30, 2017	December 31, 2016
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $52,442 and $56,159, respectively)	$965,113	$1,026,349
Services	50,557	53,823
Renewable Chemicals	22,558	22,883
Corporate and Other	346,723	299,825
Intersegment eliminations	(306,278)	(266,277)
	$1,078,673	$1,136,603

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net revenues:
United States	$574,594	$582,969	$1,417,704	$1,356,473
Germany	35,736	41,671	$130,761	124,338
Other Foreign	16,653	—	32,514	—
Non-United States	52,389	41,671	163,275	124,338
	$626,983	$624,640	$1,580,979	$1,480,811

	September 30, 2017	December 31, 2016
Long-lived assets:
United States	$599,341	$580,868
Foreign	21,824	18,606
	$621,165	$599,474
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
This report contains forward-looking statements regarding Renewable Energy Group, Inc., or “we,” “our” or “the Company,” that involve risks and uncertainties such as anticipated financial performance, business prospects, technological developments, products, possible strategic initiatives and similar matters. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
Our Company focuses on providing cleaner, lower carbon products and services. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels. We own and operate 14 biorefineries with 12 locations in North America and two locations in Germany, which consist of 13 biomass-based diesel plants (biodiesel and renewable diesel), with aggregate nameplate production capacity of 502 gallons per year ("mmgy"), and one demonstration-scale fermentation facility. We also have one feedstock processing facility in Germany. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into renewable chemicals and bio-based products.
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
We acquired a 75 mmgy nameplate capacity renewable diesel biorefinery located in Geismar, Louisiana in June 2014. Our Geismar facility had been idled by its previous owner, began operating again by us in October 2014 and was shut down between April 2015 and early March 2016 due to two separate fires that occurred in April and September 2015. Our Geismar facility has been running at high utilization rates since early October 2016.
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
During the three and nine months ended September 30, 2017, we sold 152 million and 434 million total gallons of fuel, including 15 million and 39 million gallons of biomass-based diesel that we purchased from third parties and resold, 8 million and 28 million biomass-based diesel gallons produced by REG Germany and 13 million and 53 million petroleum-based diesel gallons, respectively. During 2016, we sold 567 million total gallons, including 77 million biomass-based gallons we purchased from third parties and resold, 45 million biomass-based diesel gallons produced by REG Germany and 54 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes :

•	the operations of the following biomass-based diesel production facilities:

•	a 12 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2016 and for the three and nine months ended September 30, 2017, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the three and nine months ended September 30, 2017, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were approximately three percent and five percent, respectively, of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or

EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach 1.5 to 2.5 RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; however no cost is allocated to the RINs generated by our biomass-based diesel production as RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sales of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At September 30, 2017, we had approximately 38.6 million biomass-based diesel RINs and 1.6 million advanced biofuel RINs available to be sold, as compared to 16.8 million biomass-based diesel RINs and 0.2 million advanced biofuel RINs held for sale at December 31, 2016, respectively. According to the Oil Pricing Information System ("OPIS"), the median closing price at September 30, 2017 was $0.88 and $0.87 per biomass-based diesel RIN and advanced biofuel RIN, respectively, compared to $1.055 and $1.055 at December 31, 2016, respectively, per biomass-based diesel RIN and advanced biofuel RIN, respectively.
We generate Low Carbon fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At September 30, 2017, we held for sale approximately 10,300 LCFS credits, increasing from 5,000 credits at December 31, 2016. According to OPIS, the median closing price at September 30, 2017 and December 31, 2016 was $93.00 and $93.00, respectively, per LCFS credit.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. In October 2016, we completed a $34.5 million upgrade to our Danville facility. In November 2016, we started a $24 million expansion project at our Ralston facility. In June 2017, we completed the $20 million acquisition of approximately 82 acres of land at and in close proximity to our Geismar, Louisiana biorefinery from Lion Copolymer. The purchase included the termination of a ground lease and acquires the land we previously leased for our Geismar operations and approximately 61 additional acres in parcels adjacent to and near the facility.  We plan to improve and utilize the new acreage to support existing production capacity and future expansion opportunities using the Services segment.
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
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with our subsidiary, REG Life Sciences, LLC ("REG Life Sciences"), to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, REG Life Sciences sold and delivered its first commercial product, a specialty fatty acid. REG Life Sciences developed, produced, sold and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids is one of three product areas REG Life Sciences has focused on, along with esters and alcohols. In November 2016, the Company's Board of Directors authorized a review of strategic alternatives for REG Life Sciences, and that strategic review is ongoing. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel RINs meet three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. The final RVO targets for the biomass-based diesel volumes for the years 2015 to 2018 and proposal for 2019 as set by the EPA are as follows:

	2015	2016	2017	2018	2019 (proposed)
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons	2.1 billion gallons
The EPA Notice of Data Availability (“NODA”) filed on September 26, 2017 announced a downward revision of the 2018 RVO for biomass-based diesel citing a lack of the BTC, reduced imported gallons and concerns about RIN prices. However, in late October 2017, the EPA announced the agency would likely keep the final 2018 biomass-based diesel RVO unchanged and issue the final 2019 biomass-based diesel RVO at or above levels it proposed in July.
The supply of biomass-based diesel in the United States continues to grow as illustrated by the EMTS data notes below:

	2014	2015	2016	Q3 2017 (YTD)
Biomass-based diesel produced and imported	1.75 billion gallons	1.81 billion gallons	2.60 billion gallons	1.83 billion gallons
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has lapsed and been reinstated a number of times. For example, the BTC lapsed on January 1, 2014 and was retroactively reinstated for 2014 on December 19, 2014 and lapsed again on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC again lapsed on January 1, 2017 and has not been reinstated as of the date of this report. During the nine months ended September 30, 2017, the Company recognized the full $26.9 million of deferred BTC revenue that was outstanding as of December 31, 2016.
When the BTC has lapsed in the past, it has been reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of September 30, 2017, we estimate that if the BTC is reinstated on the same terms as in 2016, our net income and Adjusted EBITDA for the quarter and year to date ended September 30, 2017 for business conducted in the periods will increase by approximately $55 million and $153 million, respectively. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC would adversely affect our financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2014, 2015, 2016 and the first nine months of 2017 the high and low average monthly contributory value of RINs, as reported by OPIS to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.
Value of RINs acquired from third parties and held in inventory remained fairly stable in the first nine months of 2017 and resulted in a $1.3 million write-down to lower of cost or net realizable value for the first nine months of 2017. At September 30, 2017, the write-down to lower of cost or net realizable value of RINs was $0.4 million. See “Note 5 – Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock from January 2013 to September 30, 2017. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Historically, our results of operations generally benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2013 to September 30, 2017.

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
During the third quarter of 2017, NY Harbor ULSD prices ranged from a high of $1.8563 per gallon in September to a low of $1.4482 per gallon in July with the average price for the quarter of $1.6489 per gallon.  Energy prices increased throughout the third quarter of 2017, which was driven by consistent draws in domestic crude supplies coupled with the significant disruption for the oil refiners due to Hurricane Harvey. These items helped lead to a 23% price increase in ULSD during third quarter of 2017.  European used cooking oil methyl ester prices were mostly steady in third quarter 2017. Prices were pressured lower by lower from an increase in imports from Argentina during the quarter. Feedstock supplies were larger than prior year, which were offset by strong demand that drove pricing higher. Soybean oil prices ranged from a high of $0.3531 per pound in September to a low of $0.3257 per pound also in September with an average price for the quarter of $0.3322 per pound.  Soybean oil prices have been trending lower mainly due to the near-record soybean crop predictions. Relatively low priced feed cost along with continued strong demand for pork and beef has continued to lead to expansions in the U.S. hog and cattle industries.  Both hog and cattle slaughter numbers in the third quarter of 2017 were again higher than the prior year.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. On May 5, 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina. The critical circumstance provision in antidumping and countervailing duties laws allows for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5 percent since the March 2017 petition was filed. The Commerce Department has imposed preliminary countervailing duties of 40% to 68% on imports from producers in Argentina and Indonesia. The final determination for countervailing duties is expected to be announced in November 2017. On October 23, 2017, the Department of Commerce announced its affirmative preliminary determinations in the antidumping duty case. The Department of Commerce calculated preliminary dumping rates of 51% to 70%. As a result of the preliminary affirmative determinations, the Department of Commerce has instructed U.S. Customs and Border Protection to require cash deposits based on these preliminary rates. Final anti-dumping determinations are expected in early January 2018.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2016 and the first nine months of 2017. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $25.0 million and $6.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2017, respectively, compared to gains of $5.9 million and losses of $28.9 million for the three and nine months ended September 30, 2016, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to blending concentrations being reduced to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate states during winter. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, which has improved cold-weather performance.
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

Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, was 2.60 billion gallons for 2016, 790 million gallons higher than 2015. In the first three quarters of 2017, according to EMTS data, 1.83 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.80 billion gallons over the same period in 2016.
During 2016 and 2015, the amount of imported biodiesel gallons qualifying under RFS2 in the D4 biomass-based diesel category increased from 334.2 million gallons in 2015 to approximately 692.9 million gallons in 2016, according to the information from the EIA. Through August 31, 2017, the amount of imported gallons qualifying under RFS2 for biomass-based diesel was 451.1 million gallons, according to the information from the EIA.
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
Goodwill impairment
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and reviewed for impairment by reporting units. At September 30, 2017 and December 31, 2016, the Company had goodwill in the Services reporting unit of $16.1 million. The analysis is based on a comparison of the carrying value of the reporting unit to its fair value, determined utilizing a discounted cash flow, or DCF, methodology and consideration of a market approach. Additionally, we review the carrying value of goodwill whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or sustained unfavorable changes in market conditions could negatively affect the fair value of the reporting unit’s goodwill asset and result in an impairment charge.
The income approach uses a discounted cash flow, or DCF, analysis based on cash flow estimates prepared by us in addition to comparing other selected public guideline company information. The selected DCF method is an invested capital method. In performing the Services reporting unit goodwill impairment analysis, cash flows generated from services provided to third parties and to the Biomass-based Diesel reporting unit were used to determine the reporting unit’s fair value. The annual impairment test at July 31, 2017 determined that the fair value of the Services reporting unit exceeded its carrying value. No impairment of goodwill was recorded for the nine months ended September 30, 2017 or during 2016 relating to the Services reporting unit.
Results of Operations
Three and nine months ended September 30, 2017 and 2016
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gallons sold	151.5	163.1	433.9	411.2
Average B100 price per gallon	$3.21	$3.14	$3.01	$3.22

Revenues	$626,983	$624,640	$1,580,979	$1,480,811
Cost of goods sold	612,188	577,292	1,518,788	1,391,215
Gross profit	14,795	47,348	62,191	89,596
Selling, general and administrative expenses	25,880	20,799	71,599	61,426
Research and development expense	3,759	4,805	10,537	13,158
Income (loss) from operations	(14,844)	21,744	(19,945)	15,012
Other income (expenses), net	3,356	558	(39,232)	10,140
Income tax benefit (expense)	115	1,203	(2,919)	(821)
Net income (loss)	(11,373)	$23,505	(62,096)	24,331
Less: Net income attributable to noncontrolling interest	—	$(63)	—	(201)
Net income (loss) attributable to the Company	(11,373)	23,442	(62,096)	24,130
Effect of participating share-based awards	—	(513)	—	(462)
Net income (loss) attributable to the Company's common stockholders	$(11,373)	$22,929	$(62,096)	$23,668

Revenues. Our revenues increased slightly by $2.3 million in the three months ended September 30, 2017, and $100.2 million, or 7%, for the nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. The relatively flat revenues for the third quarter 2017 as compared to the same quarter of 2016 were primarily driven by the lapse of the BTC in 2017 and lower gallons sold due to fewer gallons of third-party trading and lower volume from international sales, partially offset by higher average selling prices. The absence of BTC revenues resulted in a decrease of $99.6 million and $227.4 million, or 99% and 89%, respectively, in government incentive revenues in the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in revenues for the first nine months of 2017 was largely driven by an overall increase in total gallons sold compared to prior year, resulting from an increase in renewable diesel gallons sold and the impact of distillation upgrades completed in 2016 at the Danville, Illinois biorefinery.
Biomass-based diesel revenues including government incentives increased $1.1 million over the same quarter last year, and by $98.1 million, or 7%, for the nine months ended September 30, 2017. Gallons sold in the third quarter of 2017 decreased by 11.6 million gallons, or 7%, but increased by 22.7 million gallons, or 6%, in the first 9 months of 2017. Our average B100 sales price per gallon increased $0.07, or 2%, for the three months ended September 20, 2017, but decreased $0.21, or 7%, year to date in 2017, compared to $3.14 and $3.22 for the three and nine months ended September 30, 2016, respectively. The fluctuations in average sales price contributed to a $11.4 million increase and $86.4 million decrease in revenues for the three and nine months ended September 30, 2017, respectively, when applied to the number of gallons sold during the same periods of 2016. The changes in gallons sold for the three and nine months ended September 30, 2017 accounted for a revenue decrease of $37.2 million for the third quarter of 2017 and a revenue increase of $68.3 million for the nine months ended September 30, 2017, using pricing for the same periods of 2016. Sales of separated RIN inventory were $120.4 million and $245.1 million for the three and nine months ended September 30, 2017, respectively, as compared to $104.6 million and $191.2 million for the three and nine months ended September 30, 2016, respectively.
Costs of goods sold. Our costs of goods sold increased $34.9 million, or 6%, and $127.6 million, or 9%, for the three and nine months ended September 30, 2017, respectively. Costs of goods sold as a percentage of revenues were 98% and 96%, respectively, for the three and nine months ended September 30, 2017 and 92% and 94% for the three and nine months ended September 30, 2016, respectively. The slight increase in cost of goods sold as a percentage of revenues during the three ended September 30, 2017 was primarily due to a relatively small increase in revenues and higher risk management losses.
Average prices for lower-cost feedstocks were $0.30 and $0.29 per pound for the three and nine months ended September 30, 2017, respectively, as compared to $0.29 and $0.28 per pound for the three and nine months ended September 30, 2016. Average soybean oil costs were $0.32 per pound for both three and nine months ended September 30, 2017, as compared to $0.33 per pound for the three and nine months ended September 30, 2016. Average canola oil costs were $0.35 and $0.34 per pound for the three and nine months ended September 30, 2017, respectively, as compared to $0.33 per pound for the three and nine months ended September 30, 2016. We recorded risk management losses of $25.0 million and $6.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2017, respectively, compared to risk management gains of $5.9 million, but losses of $28.9 million for the three and nine months ended September 30, 2016, respectively. The fluctuation in risk management gains and losses was mainly due to price volatility in the energy markets. Costs of goods sold for separated RIN inventory sales were $104.2 million and $184.7 million for the three and nine months ended September 30, 2017 and $108.9 million and $196.6 million for the three and nine months ended September 30, 2016, respectively. Lower of cost or net realizable value write down on RINs was $1.0 million and $1.3 million and $10.6 million and $15.0 million during the three and nine months ended September 30, 2017 and September 30, 2016, respectively. Biomass-based diesel costs of goods sold for the nine months ended September 30, 2017 also included a loss of $4.0 million as a result of the land purchase and lease termination transactions at our Geismar facility in June 2017.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $25.9 million and $71.6 million, or 4% of total revenue, for each of the three and nine months ended September 30, 2017 and $20.8 million and $61.4 million, or 3% and 4% of total revenue, for the three and nine months ended September 30, 2016, respectively. This represents an increase of $5.1 million and $10.2 million, or 24% and 17%, respectively, over the same respective periods of last year. The increase year over year was driven largely by charges for executive severance costs as well as temporary increases in costs related to focused efforts on the trade case and regulatory activities.
Research and development expense. Our research and development expenses were $3.8 million and $10.5 million for the three and nine months ended September 30, 2017, compared to $4.8 million and $13.2 million for the three and nine months ended September 30, 2016, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth.
Other income (expense), net. Other income was $3.4 million and other expense was $39.2 million for the three and nine months ended September 30, 2017, respectively, compared to other income of $0.6 million and $10.1 million for the same periods in 2016. Other income (expense) is primarily comprised of change in value of contingent consideration, change in fair value of convertible debt conversion liability, gain from involuntary conversion, interest expense, interest income and the other non-operating items.
Income tax expense. We recognized an income tax benefit of $0.1 million and tax expense of $2.9 million for the three and nine months ended September 30, 2017, respectively, as compared to tax benefit of $1.2 million and tax expense of $0.8 million for the same periods in 2016. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Non - GAAP Financial Measures:
Adjusted EBITDA
EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP"). We use earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present EBITDA and Adjusted EBITDA because we believe they assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss)	$(11,373)	$23,505	$(62,096)	$24,331
Adjustments:
Income tax (benefit) expense	(115)	(1,203)	2,919	821
Interest expense	4,725	4,487	13,740	11,536
Depreciation	8,639	7,949	25,585	23,447
Amortization	307	(129)	583	(403)
EBITDA	$2,183	$34,609	$(19,269)	$59,732
Gain on involuntary conversion	(942)	(3,470)	(942)	(8,010)
Change in fair value of convertible debt conversion liability	(8,560)	(3,013)	24,158	(16,455)
Change in fair value of contingent liability	1,433	1,124	1,998	4,680
Other (income) expense, net	(12)	314	278	(1,894)
Impairment of assets	—	—	1,341	—
Loss on the Geismar lease termination	—	—	3,967	—
Straight-line lease expense	(85)	(73)	(202)	(247)
Executive severance	2,420	—	2,420	—
Non-cash stock compensation	2,023	2,133	5,019	4,067
Adjusted EBITDA	$(1,540)	$31,624	$18,768	$41,873

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
Liquidity and Capital Resources
Sources of liquidity. At September 30, 2017, the total of our cash and cash equivalents was $112.2 million, compared to $116.2 million at December 31, 2016. At September 30, 2017, we had total assets of $1,078.7 million, compared to $1,136.6 million at December 31, 2016. At September 30, 2017, we had term debt before debt issuance costs of $219.1 million, compared to term debt of $217.9 million at December 31, 2016. The debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of September 30, 2017.
Our term debt (in thousands) is as follows:

	September 30, 2017	December 31, 2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$115,547	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	69,198	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	12,084	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	8,966	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	1,412	2,659
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	3,305	3,565
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,235	9,273
Other	376	468
Total term debt before debt issuance costs	$219,123	$217,891

In addition, we had revolving debt (in millions) as follows:

	September 30, 2017	December 31, 2016
Amount outstanding under lines of credit	$92.6	$52.8
Maximum available to be borrowed under lines of credit	9.5	100.2
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2016.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At September 30, 2017, we have not made any borrowings under this Construction Loan Agreement.

REG Danville

On July 28, 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Danville Loan Agreement") with Fifth Third Bank. The outstanding principal under the Danville Loan Agreement is $12.1 million with a maturity date of July 1, 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At September 30, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.25% per annum.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash flows provided by operating activities	$14,662	$71,138
Net cash flows used in investing activities	(46,011)	(48,783)
Net cash flows provided by financing activities	25,173	16,725
Net change in cash and cash equivalents	(6,176)	39,080
Cash and cash equivalents, end of period	$112,242	$86,531
In the first nine months of 2017, we generated $14.7 million of cash from operations. We received approximately $85.8 million from the 2016 BTC receivable, of which $2.1 million was paid to our vendors and customers. This compares to the first nine months of 2016 BTC receipts of $243.7 million. In addition during the first three quarters of 2017, approximately $27.2 million of operating cash was used to build up our other assets, including RINs inventory. Our net cash flows used in investing activity was impacted by the release of our restricted cash related to our petroleum-based sales and Geismar land purchase and payments of $48.6 million for our continued investments in our plant and office facilities. Financing activities were impacted by our repayments under the Danville and Newton borrowings, together with contingent consideration payments made related to our past acquisitions.
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
During the nine months ended September 30, 2017, our capital expenditures were $48.6 million from various projects, the majority of which were at the New Boston, Madison, Seneca, Geismar and Ralston facilities. In June 2017, we completed an acquisition for $20 million of approximately 82 acres of land in Geismar, Louisiana, which includes the land our Geismar biorefinery previously leased for its operations, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities.  During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the planned $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. Our budgeted capital expenditures for the remainder of 2017 are approximately $15 million to $25 million, including repairs and upgrades to the Madison facility following the fire at that facility in June 2017 and upgrades to the Ralston, Geismar and Grays Harbor facilities, among others.
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
Commodity Price Risk
Over the period from January 2013 through September 30, 2017, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.30 per gallon reported in February 2013 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.09 per gallon during this period. Over the period January 2013 to September 30, 2017, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.5311 per pound, or $3.98 per gallon of biodiesel, in February 2013 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.3599 per pound, or $2.70 per gallon. Over the period from January 2013 through September 30, 2017, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4625 per pound in June 2013 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2817 per pound during this period. Over the period from July 2013 through September 30, 2017, RIN prices (based on prices from OPIS) have ranged from a high of $1.47 in July 2013 to a low of $0.24 in November 2013, with sales prices averaging $0.78 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first nine months of 2017. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2017 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	433.9	gallons	10%	$(121.1)	(194.7)%
Total Lower Cost Feedstocks	1,798.7	pounds	10%	$(53.0)	(85.3)%
Total Canola Oil	490.1	pounds	10%	$(16.7)	(26.8)%
Total Soy Oil	167.3	pounds	10%	$(5.3)	(8.6)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $12.3 million at September 30, 2017. A 10% adverse change in the price of CBOT Soybean Oil would have had below $0.4 million negative effect on the fair value of these instruments of at September 30, 2017.
Interest Rate Risk

Our weighted average interest rate on variable rate debt balances for the nine months ended September 30, 2017 was 3.48%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report, September 30, 2017. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended September 30, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe the Renewable Fuel Standard Program is the most important of these government programs in the United States. Under this program, the EPA promulgated a regulation commonly known as RFS2, which became effective on July 1, 2010 and applies through 2022. RFS2 requires consumption of biomass-based diesel fuel, including biodiesel and renewable diesel, at specified volumes, known as renewable volume obligations ("RVO").
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
The EPA announced in its most recent proposal that it has directed staff to begin technical analysis to inform a future reset rulemaking action. The EPA also proposed no increase in the biomass-based diesel RVO for the first time and proposed a reduction in the 2018 overall advanced biofuels RVO. We are concerned these proposals may indicate a negative view of advanced biofuels by EPA and that if this is correct and EPA begins a process of reducing the advanced biofuel RVO and/or biomass-based diesel RVO, that such changes would be expected to harm our business and profitability.
On November 2, 2017, the governor of Pennsylvania petitioned EPA for a RFS waiver claiming the RFS was severely harming the regional economy. EPA has 90 days in which to review the waiver request. It it uncertain how EPA will rule on this waiver request. If EPA reduces the RVOs as requested in the waiver, our business and profitability may be harmed.

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
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. As of September 30, 2017, we estimate that if the BTC is reinstated on the same terms as in 2016, our net income and Adjusted EBITDA for business conducted in the periods will increase by approximately $55 million and $153 million for the three and nine months ended September 30, 2017, respectively. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our financial results.
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
The California Low Carbon Fuel Standard, or LCFS, is designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider, generally the fuel’s producer or importer, the “Regulated Party”, is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded between Regulated Parties. We receive LCFS credits when we sell qualified biomass-based diesel in California. Prices for LCFS credits ranged from $56 per metric ton to $129 per metric ton in 2016.
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
Energy prices, particularly the market price for crude oil, are volatile. The average price at which we sold our biomass-based diesel increased from $3.14 per gallon in the third quarter of 2016 to $3.21 per gallon in the third quarter of 2017. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.80 to $1.17 per RIN during the first nine months of 2017 while in 2016, RIN prices started the year at $0.75 per RIN and climbed to a high of $1.26 in December. RIN prices ended 2016 at $1.05 per RIN. In other years there was more significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease, a common inedible animal fat used by us to make biomass-based diesel, was $1.09 in 2015, $1.28 in 2016 and $1.11 in the first nine months of 2017, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.58 in 2015, $0.73 in 2016 and $0.64 in the first nine months of 2017, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For the periods from 2014 to 2016, approximately 85%, 85% and 72%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 15% and 28%, respectively, was virgin vegetable oils. Decreased spreads may harm our profitability.

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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 8% of our revenues in the first three quarters of 2017, 2016 and 2015, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 9%, 9% and 13% of our total sales in the first nine months of 2017, 2016 and 2015, respectively, based on the OPIS average RIN and LCFS price for the periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

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
Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. Historically we were required to periodically idle our plants, particularly during the first quarter of the year due to insufficient demand at profitable price points. If we are required to idle our biomass-based diesel plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

We face competition from imported biodiesel and renewable diesel, which may reduce demand for biomass-based diesel produced by us and cause our revenues and profits to decline.
Biodiesel and renewable diesel imports into the United States have increased significantly and compete with biodiesel and renewable diesel produced in the United States. The imported fuels may benefit from production incentives or other financial incentives in foreign countries that offset some of their production costs and enable importers to profitably sell biodiesel or renewable diesel in the United States at lower prices than United States-based biodiesel and renewable diesel producers. Under RFS2, imported biodiesel and renewable diesel is eligible and, therefore, competes to meet the volumetric requirements for biomass-based diesel and advanced biofuels. If imports continue to increase, this could make it more challenging for us to market or sell biomass-based diesel in the United States, which would have a material adverse effect on our revenues. In January 2015, the EPA announced the approval for Argentinian biodiesel made from soybean oil to generate RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. On May 5, 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina. The critical circumstance provision in antidumping and countervailing duties laws allows for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5 percent since the March 2017 petition was filed. The Commerce Department has imposed preliminary countervailing duties of 40% to 68% on imports from producers in Argentina and Indonesia. The final determination for countervailing duties is expected to be announced in early November 2017. On October 23, 2017, the Department of Commerce announced its affirmative preliminary determinations in the antidumping duty case. The Department of Commerce calculated preliminary dumping rates of 51% to 70%. As a result of the preliminary affirmative determinations, the Department of Commerce has instructed U.S. Customs and Border Protection to require cash deposits based on these preliminary rates. Final anti-dumping determinations are expected in early January.
If the preliminary rulings are not upheld and Argentine and Indonesian biodiesel imports resume, our business and profits may be harmed.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop, including the co-processing of renewable feedstocks with petroleum crude oil in conventional petroleum refineries. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including co-processing, could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2015 to mid-2016 we saw huge drops in diesel prices in the U.S. However, the last half of 2016 diesel started to trend upward. These movements can be drastic and unpredictable. U.S. oil production in the Bakkens drives the tank car business. If the production from this area increases, the demand for railcars increase and will significantly increase rail car prices. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable diesel plant, which they have announced they will be expanding to 275 million gallons per year. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
Petroleum companies and diesel retailers form the primary distribution networks for marketing biomass-based diesel through blended petroleum-based diesel. If these companies increase their direct or indirect biomass-based diesel production, including in the form of co-processing, there will be less need to purchase biomass-based diesel from independent biomass-based diesel producers like us. Such a shift in the market would materially harm our operations, cash flows and financial position.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable diesel plant in Norco, Louisiana, which they have announced they will be expanding to 275 million gallons per year. Several refiners appear to be actively considering co-processing renewable feedstocks with petroleum crude oil at their refineries. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the

RFS2 biomass-based diesel requirements. Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel, including co-processed renewable diesel, proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
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
At September 30, 2017, our total term debt before debt issuance costs was $219.1 million. This includes $115.5 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the 2036 Convertible Notes, and $69.2 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At September 30, 2017, there were $92.6 million of borrowings made under our revolving lines of credit. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of September 30, 2017, we had $8.3 million of undrawn availability under our M&L and Services Revolver, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
As a result, we may experience related non-cash volatility to our net income (loss). For the three and nine months ended September 30, 2017, we recorded valuation gains amounting to $8.6 million and losses of $24.2 million, respectively, related to the conversion option of our 2036 Convertible Notes. In addition, as a result of the amortization of the debt discount, the interest expense associated with the 2036 Convertible Notes will be greater than the coupon rate on the 2036 Convertible Notes, which will result in lower reported net income. If we obtain the stockholder approval referred to above, then we expect that the conversion option will qualify for equity treatment and will no longer be marked to market at the end of each reporting period. However, we may never obtain this stockholder approval.

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
Certain of our revolving and term credit agreements, including our M&L and Services Revolver, impose significant operating and financial restrictions on certain of our subsidiaries. These restrictions limit certain of our subsidiaries’ ability, among other things, to:
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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of September 30, 2017, availability under the M&L and Services Revolver was approximately $8.3 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2017 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. For example, in connection with the preparation of our quarterly report for the third quarter of 2016, we identified a material weakness in internal control over financial reporting relating to our biomass-based diesel sales contract review process, which has been subsequently remediated.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1	Employment agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2017).#
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 8, 2017	By:	/s/ Randolph L. Howard
Randolph L. Howard
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2017	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 8, 2017	By:	/s/ Chad A. Baker
Chad A. Baker
Controller and Chief Accounting Officer (Principal Accounting Officer)