Form 10-K
period 2017-12-31
Renewable Energy Group, Inc.
filed 2018-03-09
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of Common Stock held by non-affiliates was $490,235,252.
As of February 28, 2018, 38,855,313 shares of Common Stock of the registrant were issued and outstanding.
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
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors, including but not limited to those discussed in Item 1A, could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
General
We focus on providing cleaner, lower carbon products and services. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2017, we sold 587 million total gallons of fuel (including fuel purchased from third parties for resale) and generated revenues of $2.2 billion. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into various renewable chemicals, advanced biofuels and other products. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing through a network of terminals, positions us to serve the market for biomass-based diesel, other advanced biofuels and other products and services.
Plant Network
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce traditional biodiesel, one produces renewable diesel (“RD”), and one is a microbial fermentation facility used in connection with our development of renewable chemicals. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year ("mmgy").
Our development-stage industrial biotechnology business, REG Life Sciences is developing proprietary microbial fermentation processes to produce renewable chemicals, advanced biofuels and other products. Fatty acids are one of three product areas being focused on, along with esters and alcohols.
In January 2017, we completed the acquisition of the remaining minority interest in Petrotec AG. Our operations in Germany utilize used cooking oil and other waste feedstocks to produce biomass-based diesel at our two biorefineries in Emden and Oeding, Germany. Our nameplate production capacity in Germany is approximately 50 mmgy.
We own the following facilities in North America:

Property	Nameplate[1] Production Capacity (mmgy)	Effective Capacity [2] (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa [3]	30	30.0	2002	Refined Oils and Fats
Albert Lea, Minnesota	30	42.4	2005	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	31.5	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	35.0	2008	Refined Oils and Fats
Danville, Illinois	45	46.1	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	66.7	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	15.2	2013	Crude, High FFA and Refined Oils and Fats
Ellenwood, Georgia [4]	15	n/a	n/a	N/A
Mason City, Iowa	30	30.2	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana	75	84.4	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee, Florida [5]	n/a	n/a	2014	n/a
Grays Harbor, Washington	100	103.5	2015	Refined Oils and Fats
Madison, Wisconsin	20	21.9	2016	Crude, High FFA and Refined Oils and Fats
Partially Constructed Facilities [6]			% Complete
St. Rose, Louisiana (also known as New Orleans)	60	n/a	~45%	Crude, High FFA and Refined Oils and Fats
Emporia, Kansas	60	n/a	~20%	Crude, High FFA and Refined Oils and Fats
Clovis, New Mexico	15	n/a	~50%	Crude, High FFA and Refined Oils and Fats

[1]	The nameplate capacity listed above is based on original plant design.

[2]	Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.

[3]	Ralston's recent expansion, completed on March 6, 2018, increased the facility's nameplate capacity from 12 mmgy to 30 mmgy.

[4]	Idled by prior owner at time of our purchase and remains idled pending repairs or upgrades.

[5]	Okeechobee is a demo-scale microbial fermentation facility for the development and production of renewable chemicals, fuels and other products.

[6]	Clovis is currently being operated as a terminal. The carrying values of Emporia and New Orleans have been impaired due to the unlikelihood of these facilities being completed in the near term.

Our production network in Europe consists of the following facilities:

Property	Nameplate Production Capacity[1] (million gallons)	Effective Capacity [2] (million gallons)	REG Operations Commenced	Feedstock Capability
Emden, Germany	27	30.9	2016	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	23	25.4	2016	Crude, High FFA and Refined Oils and Fats

[1]
The nameplate capacity listed above is based on the output of the original plant design. In Germany, nameplate capacity can be based on input, which is 30 mmgy for Emden and 26 mmgy for Oeding or 185,000 metric tons for these two locations.

[2]	Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.

We maintain a testing laboratory at our corporate headquarters in Ames, Iowa, for testing various feedstocks for conversion into biomass-based diesel and various new manufacturing processes for the production of biomass-based diesel. We also have a regional office in Tulsa, Oklahoma, focused on maintaining and developing advanced biofuel technologies and renewable chemicals. Our industrial biotechnology research and development activities, conducted in South San Francisco, are dedicated to the development of renewable chemicals, advanced biofuels and other products using our proprietary microbial fermentation technology.
Our Feedstocks and Other Inputs
We are a lower-cost biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which are more widely available, but tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
Our ability to use a wide range of feedstocks gives us the flexibility to respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to adjust our processing to accommodate different feedstocks and feedstock mixes. In 2017, approximately 73% of our total feedstock usage was lower cost inedible corn oil, used cooking oil or rendered animal fat feedstock and the remaining 27% consisted of refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in quantities ranging from truckload to railcar to water vessel to pipeline. There is no established futures market for the lower cost feedstocks that we utilize. Inedible corn oil is typically purchased in forward positions of one to three months, and occasionally longer, on fixed priced contracts. We generally purchase used cooking oil and rendered animal fats on one to four week forward positions using fixed pricing or an indexed price compared to a published index such as USDA reports or recognized industry price reports such as The Jacobsen or Informa. Soybean and canola oils can be purchased on a spot or forward contract basis from a number of suppliers and pricing for these vegetable oils is compared to the broadly traded Soybean Oil Index of the Chicago Mercantile Exchange.
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
We procure methanol and chemical catalysts used in our production process such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price such as the JJ&A Methanol report or Southern Chemical report.
Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biomass-based diesel facilities is equipped with an on-site rail loading system, a truck loading system, or both. Our Seneca biorefinery near the Illinois River has direct barge access for supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. Our distribution performance for 2017 is depicted below.

2017 Movement Control

>58,000 REG Arranged Truckloads
51 States/Provinces

GATX 30461

12,431 Railcars
48 States/Provinces

311 Water Movements
4 States and 12 Countries

24,778,950 gallons via Pipeline
3 States

Railcar movement accounts for all cars monitored and/or moved with product and empty.
Water movement accounts for all barges, ships, and containers monitored and/or moved with by REG.

We lease over 500 railcars for transportation and lease biomass-based diesel storage tanks in 46 terminals as of December 31, 2017. In general, the terminals where we lease our biomass-based diesel storage tanks are petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal contracts typically have one- to three-year terms and are generally renewable subject to certain terms and conditions. During 2017, REG sold products in 48 states in the U.S., five Canadian Provinces, Mexico and additional countries in Europe, South America and Asia.
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel ("ULSD") at terminals throughout the northeastern U.S. as well as BioHeat® blended fuel at one of our existing Northeastern terminal locations. We sell additional biofuel blends to terminal locations in the Midwest, West Coast and Texas. We continue to look for terminal expansion opportunities across North America.
Government Programs Favoring Biomass-Based Diesel Production and Use
The biomass-based diesel industry benefits from numerous federal and state government programs, the most important of which is Renewable Fuel Standard ("RFS2").

Renewable Fuel Standard
On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Required volumes under the RFS2 program, referred to as the renewable volume obligation ("RVO"), are determined by the United States Environmental Protection Agency, or EPA, subject to the approval of the Office of Management and Budget, or OMB. For 2012 through 2016, the biomass-based diesel RVO was set (in gallons) at one billion, 1.28 billion, 1.63 billion, 1.73 billion, and 1.90 billion for 2012, 2013, 2014, 2015 and 2016, respectively. In November 2016, the EPA issued the final biomass-based diesel RVO volume for 2017 at 2.00 billion gallons. In November 2017, the EPA issued the final biomass-based diesel volume for 2018 at 2.1 billion gallons and set the 2019 RVO volume target at 2.1 billion gallons.
The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.
The RFS2 requirement for advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol, so long as it meets the 50% greenhouse gas reduction requirement. The advanced biofuel requirement was 2.88 billion gallons in 2015, 3.61 billion gallons in 2016, 4.28 billion gallons in 2017 and 4.29 billion gallons in 2018.
The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 and renewable diesel has an EEV of 1.5-1.7, compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biomass-based diesel than sugarcane-based ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for refiners and importers to purchase biomass-based diesel to meet their advanced biofuel RVO.
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and require these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of renewable identification numbers ("RINs") from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron, Shell, Marathon and Citgo, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.
Renewable Identification Numbers
The EPA created the RIN system to track renewable fuel production and compliance with the renewable fuel standard. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. In the case of biomass-based diesel, generally 1.5 to 1.7 biomass-based diesel RINs may be generated for each gallon of biomass-based diesel produced, based upon the fuel's renewable energy content. Renewable fuel, including biomass-based diesel, can then be sold with associated RINs attached. RINs may also be separated from the gallons of renewable fuel they represent and once separated they may be sold as a separate commodity. RINs are ultimately used by Obligated Parties to demonstrate compliance with RFS2. Obligated Parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An Obligated Party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS2 must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS2 requirements.
The value of RINs is significant to the price of biomass-based diesel. In 2017, RIN prices as a percentage contribution to the daily average B100 spot price, as reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and range from a low of $1.19 per gallon, or 38%, in December to a high of $1.76 per gallon, or 56%, in August.

Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, when in effect, provides a $1.00 per gallon excise tax credit to the first blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The BTC can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC was first implemented on January 1, 2005, although on several occasions it has been allowed to lapse and then subsequently reinstated, in some cases on a retroactive basis, as detailed in the following table:
.
The BTC is best thought of as an incentive shared across the entire value chain through routine, daily trading and negotiation. In February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for 2018. It is uncertain whether the BTC will be reinstated for 2018 or any later years.
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
We obtain CI credits when we sell qualified biomass-based diesel into California. During 2017, CI credits ranged from $69.5 per metric ton to $113.0 per metric ton, as reported by OPIS.
Other Government Programs
According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. The chart below illustrates some of these programs.

Government	Program description
Illinois
Illinois offers an exemption from the generally applicable 6.25% sales tax on fuel for biomass-based diesel blends that incentivizes blending at 11% biomass-based diesel, or B11, through December 31, 2023. Illinois’ program has made that state one of the largest biomass-based diesel markets in the country

Iowa
Iowa has had in place a retailer’s incentive for blended fuel which has been modified over time. For 2018 through 2024, retailers earn $0.035 per gallon of B5 - B10 and $0.055 per gallons for B11 and above. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa recently enacted an increase in its excise tax on fuel, which is three cents per gallon less for B11 or higher blends than the diesel fuel tax.

Texas	The biomass-based diesel portion of biomass-based diesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100.
Minnesota
Minnesota law requires a B5 biodiesel blend throughout the entire year. In 2014, the law required the state to increase blends to a B10 blend in the summer months; current law requires the state to move to B20 for the summer months beginning May 2018.

Oregon, Pennsylvania and Washington
These states have all adopted legislation requiring biomass-based diesel blends beginning at B2 with incremental increases, provided certain feedstock or production minimums are met. In addition, Washington State has been in the process of developing legislation on a low carbon fuel programs.

City of New York
In October 2016, the City of New York adopted legislation requiring biomass-based diesel blends at a 5% rate for heating oil starting on October 1, 2017 and the blend level then moves to 10% in 2025, 15% in 2030 and 20% in 2034. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biomass-based diesel blends in home heating oil.

Canada
While a number of provinces in Canada have biofuel programs (British Columbia has an LCFS, Alberta has a usage requirement, Ontario has a usage requirement), the federal government is currently engaged in the rulemaking process on a nationwide Clean Fuel Standard, which may incorporate a number of carbon reducing policies.

Although we believe that other government requirements for the use of biofuels increase demand for our biomass-based diesel within such regions, they may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to regions that have use requirements or tax incentive programs.
RED Program
The Renewable Energy Directive ("RED") establishes a 20% target by 2020 for the use of renewable energy in the transport sector in European Union ("EU") member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target is currently being achieved through biofuels.
EU member states produce yearly renewable energy action plans indicating their yearly national obligations for the use of renewable energy in the transport sector. These national obligations progressively increase every year until achieving the 10% target in 2020.
Biofuels produced from certain types of feedstocks, such as used cooking oil, benefit from an extra incentive as these feedstocks count double towards the 20% target and towards the national obligations.
Risk Management
The prices for feedstocks and biomass-based diesel can be volatile and are not always closely correlated. Lower-cost feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biomass-based diesel price risks, we utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.
In establishing our risk management strategies, we draw from our own in-house risk management expertise and consult with industry experts. We utilize research conducted by outside firms to provide additional market information and risk management strategies. We believe combining these sources of knowledge, experience and expertise expands our view of the fluctuating commodity markets for raw materials and energy to improve our risk management strategies.

Seasonality
Biodiesel producers have experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during winter in most states due to blending concentrations being reduced. To mitigate some of these seasonal fluctuations in demand, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from lower cost feedstocks, thus allowing that product to have improved cold-weather performance.
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
Competition
We face competition from producers and suppliers of petroleum-based diesel fuel, other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are biomass-based diesel quality and RIN quality, supply reliability and price. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels. In the United States and Canadian biomass-based diesel markets, we compete with large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We are also in competition with producers of renewable diesel. For example, Neste Oil has greater resources than we do along with approximately 882 million gallons of renewable diesel production capacity in Asia and Europe. Another renewable diesel competitor is Diamond Green Diesel, LLC, the joint venture between Valero Energy Corp. and Darling International, which has approximately 160 million gallons of production capacity and announced plans to grow its capacity to 275 million gallons and beyond. Renewable diesel can also satisfy the RFS2 biomass-based diesel requirement if the renewable diesel meets the greenhouse gas reduction requirements and may satisfy Canadian renewable fuel requirements. Several refiners appear to be pursuing plans to co-process renewable feedstocks with petroleum crude oil at their refineries, which would add to the competitive marketplace.
In the RFS2 advanced biofuel market, we also compete with other producers and importers of advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. On a global level, we face increasing competition from imported biomass-based diesel and expect this to continue. In January 2015, the EPA announced the approval of a plan submitted by CARBIO, a consortium of Argentinean renewable fuel producers, which allows for Argentinian biodiesel made from soybean oil to generate RINs. Imported biomass-based diesel that does not qualify under RFS2, also competes in jurisdictions where there are biomass-based diesel blending requirements.
We also face competition from independent biodiesel producers, some of which are able to process lower-cost feedstocks. Most of these competitors own only one biodiesel plant and thus, do not enjoy the benefits of scale that we do. Many of these competitors own biodiesel plants that can process only higher cost virgin vegetable oils. Furthermore, in our marketing and distribution, we face competition from biomass-based diesel traders such as US Oil, NGL, Noble, Shell, Tenaska, Vitol and others. These trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
Segment and Geographic Information
We re-assess our reportable segments on an annual basis. Prior to 2015, our business was organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. As a result of the increased activities surrounding our renewable chemicals business, in 2015 we began reporting a new segment, Renewable Chemicals, which was previously included in the Biomass-based Diesel segment. The Biomass-base Diesel segment includes our operations both in the U.S. and internationally. Financial and geographic information regarding our segments can be found in Note 17 to our consolidated financial statements included under Part II, Item 8 of this report.
History
Our predecessor, REG Biofuels, LLC, formerly named REG Biofuels Inc., which was formerly named Renewable Energy Group, Inc., was formed under the laws of the State of Delaware in August 2006 upon acquiring the assets and operations of the biodiesel division of West Central Cooperative, or West Central, and two of West Central’s affiliated companies, InterWest, L.C.

and REG, LLC. West Central is now known as Landus Cooperative. Set forth below is a summary of the significant events of our company since June 2008.

Date	Events	Description
June 2008	Houston facility	We acquired our Houston facility from U.S. Biodiesel Group, Inc., or USBG, through a transaction which included an equity investment in us by USBG.
February through April 2010	Danville, Newton and Seneca facilities
We acquired our Danville facility from Blackhawk Biofuels, LLC. We acquired our Newton Facility. We closed a transaction in which we agreed to lease and operate the Seneca facility and certain related assets.

July 2010	Tellurian Biodiesel, Inc. and American BDF, LLC
We acquired certain assets of Tellurian Biodiesel, Inc., or Tellurian, and American BDF, LLC, or ABDF. Tellurian was a California-based biodiesel company and marketer. ABDF was a joint venture owned by Golden State Service Industries, Restaurant Technologies, Inc., or RTI, and Tellurian. The purchase connected RTI’s national used cooking oil collection system with our national network of biodiesel manufacturing facilities.

September 2010	Clovis facility	We acquired the partially constructed Clovis facility.
July 2011	Albert Lea facility	We acquired all the assets and certain liabilities of SoyMor cooperative and SoyMor Biodiesel, LLC.
January 2012	REG IPO	We completed our initial public offering.
January 2012	Seneca facility	We purchased our Seneca facility, which we previously operated under lease.
October 2012	New Boston facility	We acquired a 15 mmgy nameplate biorefinery in New Boston from North Texas Bio Energy.
November 2012	Atlanta facility	We acquired substantially all the assets of BullDog Biodiesel, LLC.
July 2013	Mason City facility	We acquired a 30 mmgy nameplate capacity biodiesel facility located in Mason City, Iowa from Soy Energy, LLC.
January 2014	Life Sciences	We acquired substantially all of the assets and liabilities of LS9, a development-stage company focused on the use of proprietary technologies to make renewable chemicals and other products.
June 2014	Renewable Diesel and Geismar facility
We acquired substantially all the assets of Syntroleum, which consisted of a 50% limited liability company membership interest in Dynamic Fuels, a 75 mmgy renewable diesel production facility in Geismar, LA. Subsequently on June 6, 2014, we acquired the remaining 50% ownership interest in Dynamic Fuels from Tyson Foods.

December 2014	Europe investment
We acquired 69% equity ownership in Petrotec AG from its majority shareholder. As of December 31, 2016, we owned approximately 91% of Petrotec's shares. On January 2, 2017, we completed the acquisition of the remaining minority interest in Petrotec and own 100% of the equity in Petrotec.

August 2015	Grays Harbor facility	We acquired substantially all of the assets of Imperium Renewables, Inc., or Imperium, including a 100 mmgy nameplate biorefinery and terminal at the Port of Grays Harbor, Washington.
March 2016	Madison facility	We acquired a 20 mmgy nameplate capacity biomass-based refinery in DeForest, Wisconsin from Sanimax Energy.
Employees
As of December 31, 2017, we had 727 full-time employees in the U.S. and 126 international employees. None of our U.S. employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
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

Customer concentration
Our sales to one customer, Pilot Travel Centers LLC, or Pilot, were $182.2 million, $144.8 million and $114.0 million, representing approximately 8% of our total revenues for each of 2017, 2016, and 2015, respectively. Our revenues from Pilot generally do not directly include the RINs associated with the gallons of biomass-based diesel sold. The value of those RINs represented approximately an additional 9%, 9% and 13% of our total sales in 2017, 2016 and 2015, respectively, based on the OPIS average RIN price for the year.
Research and development
We devote considerable resources to our research and development programs. Our biomass-based diesel research and development programs have been primarily targeted towards improving the quality and efficiency of the biomass-based diesel production process and developing applications for co-products. Our development-stage industrial biotechnology business conducts research and development involving the production of renewable chemicals, additional advanced biofuels and other products from our proprietary microbial fermentation process. Fatty acids are one of three product areas REG Life Sciences has focused on, along with esters and alcohols. In January 2016, ExxonMobil Research and Engineering Company and REG Life Sciences commenced a joint development collaboration to develop technology to produce biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, the Company delivered its first commercial product, a specialty fatty acid. REG developed, produced and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International, a leading specialty manufacturer and supplier of flavor and fragrance ingredients. In September 2017, we signed a phase II joint development collaboration with ExxonMobil Research and Engineering to continue to develop technology to produce biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste.
We expect our research and development expense to decrease in future periods as the business unit generates collaboration revenue. In November 2016, we commenced a strategic review of the life sciences business. We incurred research and development expense of $14.1 million, $18.2 million, and $16.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Executive Officers of the Registrant
Randolph L. Howard, age 67, has served as our President and Chief Executive Officer since July 2017. Mr. Howard has served as a member of our Board of Directors since February 2007. From July 2004 until his retirement in September 2005, Mr. Howard served as the Senior Vice President for the Global Gas Division of Unocal Corporation, an oil company. Prior to that role, Mr. Howard served as Regional Vice President of Unocal’s International Energy Operations - North ASEAN and President of Unocal Thailand from May 1999 to June 2004. Mr. Howard served in various managerial roles at Unocal over 17 years including Vice President, Refining and Vice President, Supply, Trading and Transportation. Mr. Howard participated in the advanced executive program at Northwestern University and holds a B.S. in chemical engineering from University of California Berkeley.
Chad Stone, age 48, has served as our Chief Financial Officer since August 2009. Prior to joining REG, from October 2007 to May 2009, he was a Director at Protiviti Inc., a global business consulting and internal audit firm. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and he worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone was elected to the governing Board of the National Biodiesel Board in 2015 and has served as secretary since November 2016.  Mr. Stone served on the executive Board of the Iowa Biodiesel Board from September 2010 to September 2016, serving as chair from 2014-2015. Since October 2015, Mr. Stone has served on the University of Iowa School of Management's Advisory Committee. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 55, has served as our Vice President, Manufacturing since February 2008. Mr. Albin joined REG in 2006. From 2002 to 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr Albin is a current director on two boards where REG has investments and was previously on the Board of Managers for Petrotec GmbH before REG acquired full ownership in 2017.  Mr. Albin was previously the President and Vice President of the Iowa Renewable Fuels Association from 2011-2013. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.

Gary Haer, age 64, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central Cooperative, now known as Landus Cooperative, and was responsible for developing the marketing and distribution infrastructure for biomass-based diesel sales in the United States. Mr. Haer has over 20 years of experience in the biomass-based diesel industry. Mr. Haer previously served on the Executive Committee of the National Biodiesel Board’s Governing Board and was Past Chairman.  He held various officer positions during his tenure from 1998 to 2017. Mr. Haer holds an M.B.A. from Baker University and a B.S. in Accounting from Northwest Missouri State University.
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

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
Federal and state governmental requirements for the use of biofuels could be repealed, curtailed or otherwise changed, which could have a material adverse effect on our revenues, operating margins and financial condition.
The biomass-based diesel industry relies substantially on federal programs requiring the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel, and governmental programs support a market for biomass-based diesel that might not otherwise exist.
We believe the Renewable Fuel Standard Program is the most important of these government programs in the United States. Under this program, the EPA promulgated a regulation commonly known as RFS2, which became effective on July 1, 2010 and applies through 2022. RFS2 requires consumption of biomass-based diesel fuel, including biodiesel and renewable diesel, at specified volumes, known as renewable volume obligations, or RVO.
Under RFS2, the EPA is required to set the RVO annually based on a variety of considerations. Over the past several years, the EPA has set the minimum annual consumption volume for biomass-based diesel at increasing levels from 1.28 billion gallons in 2013 to 1.90 billion gallons in 2016. For 2017, the EPA set the minimum annual consumption volume at 2.00 billion gallons and has set 2.10 billion gallons as the minimum annual consumption volume target for 2018.
We believe that much of the increase in demand for our biomass-based diesel since July 2010 is attributable to, and accelerated by, the existence and implementation of RFS2. In addition, we believe that biomass-based diesel prices have received significant support from RFS2 since July 2010.
State requirements and incentives for the use of biofuels increase demand for our biomass-based diesel within such states, but we believe that such state requirements and incentives have not increased overall demand for biofuels in excess of RFS2 requirements. Rather, we believe state requirements and tax incentives influence where petroleum refiners and petroleum fuel importers choose to consume the volume requirements established by the EPA under RFS2.
The United States Congress could repeal, curtail or otherwise change RFS2 in a manner adverse to us. Similarly, the EPA could curtail or otherwise change RFS2 in a manner adverse to us, including reducing the RVO to the statutory minimum level of 1 billion gallons. The petroleum industry has generally been opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We cannot predict what changes will be instituted or the impact, if any, of these changes to our business. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely affect our revenues, operating margins and financial condition.
In July 2017, the EPA announced that it has directed staff to begin technical analysis to inform a future rulemaking action to reset the RVO. For the first time, the EPA also proposed no increase in the biomass-based diesel RVO and proposed a reduction in the 2018 overall advanced biofuels RVO. These proposals may indicate a negative view of advanced biofuels by EPA and that if this is correct and EPA begins a process of reducing the advanced biofuel RVO and/or biomass-based diesel RVO, that such changes would be expected to harm our business and profitability.

The governors of Pennsylvania, New Mexico, Texas and Delaware petitioned the EPA for a RFS waiver claiming the RFS was severely harming the regional economy. EPA has 90 days in which to review the waiver request, which has not been completed. All petitioning states were asked to submit additional information. It is uncertain how EPA will rule on this waiver request. If EPA reduces the RVOs as requested in the waiver, our business and profitability may be harmed.
On the state level, California has adopted The California Low Carbon Fuel Standard, or LCFS, which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity,” or CI, score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider, generally the fuel’s producer or importer, the “Regulated Party”, is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded between Regulated Parties. We receive LCFS credits when we sell qualified biomass-based diesel in California. Prices for LCFS credits ranged from $69.5 per metric ton to $113 per metric ton in 2017. Any repeal of LCFS would materially and adversely affect our revenues, operating margins and financial condition.

Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
Federal and state tax incentives have historically aided the biomass-based diesel industry. Prior to the 2010 implementation of RFS2, we and other participants in the biomass-based diesel industry relied principally on tax incentives to make the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user.
Federal
Biodiesel Tax Credit
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit or BTC. Under the BTC, the entity to first blend pure biomass-based fuel, or B100, with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but not reinstated for 2018 and accordingly we are currently operating without the benefit of the BTC. In the past when the BTC has lapsed, we and others in the industry have operated without any assurance that a reinstatement would cover the lapsed period retroactively. There is no assurance that the BTC will be reinstated or, if reinstated, that its application will be retroactive, prospective or both.
Unlike RFS2, the BTC has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy. We cannot predict what action, if any, Congress may take with respect to the BTC or whether such action would apply retroactively or prospectively. If the BTC is not reinstated, demand for our biomass-based diesel and the price we are able to charge for our product may decline significantly, harming revenues and profitability.
In addition, uncertainty regarding the extension or reinstatement of the BTC has caused, and may in the future cause, fluctuations in our operating results. Historically, sales have increased shortly before the BTC lapses and then decreased shortly thereafter. For example, we believe reduced demand in the first quarters of 2014 and 2015 resulted from the lapsing of the BTC at the end of 2013 and 2014, respectively. Moreover, we believe that the lapsing of the BTC on December 31, 2016 caused an acceleration of revenues in the fourth quarter of 2016, which resulted in a decline in demand during the first quarter of 2017.
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The 2017 BTC was retroactively reinstated on February 9, 2018, resulting in a $205 million estimated net benefit to our Adjusted EBITDA for the year ended December 31, 2017. It is uncertain whether the BTC will be reinstated for 2018 and beyond and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our financial results.
State
Several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, we derive a significant portion of our revenues from operations in the State of Illinois. Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of 11% biodiesel, or B11. State budget or other considerations could cause the modification or elimination of the tax incentive programs of Illinois and other states. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

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
Increased biomass-based diesel production may result in the generation of RINs in excess of the volume of RINs mandated for consumption under RFS2. RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year’s RVO. For example, in 2015, which had a RVO for biomass-based diesel of 1.73 billion gallons, biomass-based diesel RIN prices, as reported by OPIS, trended downward when biomass-based diesel RIN generation neared the equivalent of 1.8 billion gallons, as reported by EMTS.

Changes in tax laws could materially affect our financial position, results of operations, and cash flows.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 may significantly impact our tax obligations and effective tax rate. In addition, many countries globally, including those in which we operate today or may operate in the future, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly impact our tax obligations and affect where we do business or require us to change the manner in which we operate our business.

Uncertainties in the interpretation and application of the 2017 Tax Legislation could materially affect our tax obligations and effective tax rate.
H.R. 1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.
The Tax Legislation requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Legislation and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Legislation in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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
Energy prices, particularly the market price for crude oil, are volatile. The average price at which we sold our biomass-based diesel in 2017 decreased to $3.06 per gallon from $3.17 per gallon in 2016, mainly due to the impact of the lapsing of the BTC throughout 2017. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.79 to $1.17 per RIN during 2017 while in 2016, RIN prices started the year at $0.75 per RIN and climbed to a high of $1.26 in December. In other years there was more significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel, or B100, as reported by The Jacobsen Publishing Company, and the price for the amount of choice white grease necessary to produce one gallon of biomass-based diesel, a common inedible animal fat used by us to make biomass-based diesel, was $1.09 in 2015, $1.28 in 2016 and $1.20 in 2017, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based diesel, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.58 in 2015, $0.73 in 2016 and $0.64 in 2017, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For the periods from 2015 to 2017, approximately 85%, 72% and 73%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 28% and 27%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability could be harmed.

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
One customer, Pilot Travel Centers LLC, or Pilot, accounted for 8% of our revenues in each of 2017, 2016 and 2015. Our revenues from Pilot generally do not include the RINs associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs represented approximately an additional 9%, 9% and 13% of our total sales in 2017, 2016 and 2015, respectively, based on the OPIS average RIN price for the year. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and a fire at our Madison facility in June 2017. As a result of these fires, the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
A majority of our facilities are also located in the Midwest, which is subject to tornado activity. REG Life Sciences' research and development center is in South San Francisco, California, which is subject to earthquakes. In addition, our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our Houston facility as a result of Hurricane Harvey in August 2017. Each of our plants could incur damage from other natural disasters as well. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition.

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
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina. The critical circumstance provision in antidumping and countervailing duties laws allows for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5 percent since the March 2017 petition was filed.  In December 2017, the International Trade Commission voted 4-0 affirming countervailing duty rates of 34% to 72%.  In February 2018, the Department of Commerce issued a final decision affirming the agency’s earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S.  Final anti-dumping rates were set at 60% to 267%.  A final vote by the International Trade Commission is expected in March or April 2018 which would conclude these proceedings.
If the preliminary rulings are not upheld and Argentine and Indonesian biodiesel imports resume, our business and profits may be harmed.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. For example, some petroleum refiners are pursuing plans to co-process renewable feedstocks with petroleum crude oil in conventional petroleum refineries. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including co-processing, could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2015 to mid-2016 we saw huge drops in diesel prices in the U.S. However, the last half of 2016 diesel started to trend upward. These movements can be drastic and unpredictable. In addition, rail car prices can be affected by a variety of factors, such as oil production from the Bakken Formation, which has significantly increased the demand for railcars in some of our markets. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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
In January 2014, we entered the market for renewable chemicals through the acquisition of a development-stage company. To date, we have incurred significant costs and have not generated significant revenues from this business. In order to generate revenue from our renewable chemicals, there must be a willing market for the products and we must be able to produce sufficient quantities of our products, which we have not done to date and would not be able to do on our own without incurring significant capital expenditure to build a commercial scale production facility. There are multiple options for how we could pursue generating revenue from our renewable chemicals business. Some options would require additional capital expenditures prior to generating revenue.
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

Our ability to recognize the benefit of our acquisition of two biodiesel production facilities in Germany, or any other international operations we may invest in the future, will require the attention of management and is subject to a number of risks. Our experience operating a biorefinery outside of the United States is limited. In addition, while the biodiesel market in

Europe benefits from regulations that encourage the use of biodiesel. these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

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
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We also own one non-operational plant near Atlanta, Georgia. If we decide to permanently idle or abandon development of these facilities or any other facilities or assets, we are likely to incur significant cash expenses, as well as substantial non-cash charges for impairment of those assets. In the fourth quarter of 2016, we recorded an impairment charge of $15.6 million, reflecting the difference between the carrying amount associated with the partially constructed Emporia facility and the estimated salvage value due to the probability that construction of this facility will not be completed in the near term. For the same reason, in the fourth quarter of 2017, we recorded an impairment charge of $44.6 million, reflecting the difference between the carrying amount associated with the partially constructed New Orleans facility and the estimated salvage value.

We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel business.
We operate in a very competitive environment. The biomass-based diesel industry is primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable diesel plant and plans to expand the capacity to 275 million gallons. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
Our operating results are influenced by seasonal fluctuations in the price of and demand for biodiesel. Seasonal fluctuations may be based on both the weather and the status of both the BTC and RVO. Demand may be higher in the quarters leading up to the expiration of the BTC as customers seek to purchase biodiesel when they can benefit from the agreed upon value sharing of the BTC with producers of biodiesel. Seasonal fluctuation also occurs in the colder months when historically there has been reduced demand for biodiesel in northern and eastern United States markets, which are the primary markets in which we currently operate.
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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable diesel plant in Norco, Louisiana, which they have announced they will be expanding to 275 millions gallons per year. Several refiners appear to be pursing plans to co-process renewable feedstocks with petroleum crude oil at their refineries. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be generated upon the production of these fuels. The EPA adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs.
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
Under the Energy Independence and Security Act of 2007, or the EISA, the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The only such report to date was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California has adopted regulations that limits the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

We are dependent upon one supplier to provide hydrogen necessary to execute our renewable diesel production process and the loss of this supplier could disrupt our production process.
Our Geismar facility relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of our Geismar plant operations. We are currently seeking additional hydrogen suppliers for our Geismar facility.

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At December 31, 2017, our total term debt before debt issuance costs was $228.6 million. This includes $116.3 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the 2036 Convertible Notes, and $69.9 million aggregate carrying value on our $73.8 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the 2019 Convertible Notes. We also have short-term debt obligations under revolving credit agreements provided by certain banks. At December 31, 2017, there were $65.5 million of borrowings made under our revolving lines of credit. See "Note 10 - Debt" to our Consolidated Financial Statements for a description of our indebtedness.
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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 31, 2017, we had $53.5 million of undrawn availability under our line of credit with Wells Fargo Bank and Fifth Third Bank ("M&L and Services Revolver"), subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services

Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of December 31, 2017, availability under the M&L and Services Revolver was approximately $53.5 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of December 31, 2017, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.014, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
The following tables list each of our owned North American and European production facilities and their location, use, and nameplate production capacity. Each facility listed below is used by our Biomass-based diesel Segment, except for Okeechobee, which is used by our Renewable Chemicals segment.

PRODUCTION FACILITIES - NORTH AMERICA

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa#	Biomass-based diesel production	30
Seabrook, Texas	Biomass-based diesel production	35
Danville, Illinois	Biomass-based diesel production	45
Newton, Iowa	Biomass-based diesel production	30
Seneca, Illinois	Biomass-based diesel production	60
Albert Lea, Minnesota	Biomass-based diesel production	30
New Boston, Texas	Biomass-based diesel production	15
Ellenwood, Georgia	Biomass-based diesel production	15
Mason City, Iowa	Biomass-based diesel production	30
Geismar, Louisiana*	Biomass-based diesel production	75
Grays Harbor, Washington	Biomass-based diesel production	100
DeForest, Wisconsin	Biomass-based diesel production	20
Okeechobee, Florida	Fermentation facility	N/A
# Ralston's expansion, which was completed on March 6, 2018, increased the facility's nameplate capacity from 12 mmgy to 30 mmgy.
* This facility produces renewable diesel, naphtha, and liquid petroleum gas.
Our Ellenwood, Georgia facility was idled by the previous owners prior to our acquisition and will remain so until repairs or upgrades are made and the facility meets our standards. We have not yet set a production date for our Ellenwood facility.
PRODUCTION FACILITIES - EUROPE

Location	Use	Nameplate Production Capacity (mmgy)
Emden, Germany	Biomass-based diesel production	27
Oeding, Germany	Biomass-based diesel production	23
The following table lists our partially constructed or idled biomass-based diesel production facilities, the planned nameplate capacity and the approximate level of completion. The Clovis facility is currently being operated as a terminal. We recorded an impairment charge relating to our Emporia and New Orleans facilities due to them not likely being completed in the near term.
PARTIALLY CONSTRUCTED FACILITIES

Location	Use	Nameplate Production Capacity (mmgy)	Approximate Completion Level
St. Rose, Louisiana	Biomass-based diesel production	60	45%
Emporia, Kansas	Biomass-based diesel production	60	20%
Clovis, New Mexico	Biomass-based diesel production	15	50%
We own our corporate headquarters located at 416 South Bell Avenue, Ames, Iowa 50010, comprised of 60,480 square feet of office and laboratory space; as well as two other buildings located at 300 South Bell Avenue, Ames, Iowa 50010 and at 215 Alexander Avenue, Ames, Iowa 50010 which have a combined 26,837 square feet of office space.

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
Market For Our Common Equity
Our common stock trades on the NASDAQ Global market. The table below sets forth the high and low sales price of our common stock in each quarter of 2017 and 2016.

2017	High	Low
Fourth Quarter	$12.55	$10.45
Third Quarter	$13.55	$10.76
Second Quarter	$13.05	$9.82
First Quarter	$10.50	$8.25

2016	High	Low
Fourth Quarter	$10.60	$8.10
Third Quarter	$9.90	$7.90
Second Quarter	$10.43	$8.31
First Quarter	$9.59	$6.53
Holders
As of February 28, 2018, there were approximately 2,032 holders of record of our common stock.
Dividends
We have never paid, and do not intend to pay in the future, a cash dividend on our common stock. We have entered into agreements that contractually restrict certain of our subsidiaries from paying dividends, making distributions or making loans to our parent company or to any other subsidiaries.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2017, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	2,944,778	[1]	$10.20	[2]	1,175,066
Equity compensation plans not approved by stockholders	—		—		—
Total	2,944,778		$10.20		1,175,066

1
Includes 888,391 shares underlying outstanding restricted stock units, 355,118 shares underlying outstanding performance restricted stock units, and 1,701,269 shares underlying outstanding stock appreciation rights.

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
The following graph shows a comparison of the cumulative total returns from January 19, 2012 to December 31, 2017, for us, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index. The graph assumes that $100 was invested on January 19, 2012 in our common stock, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index, and that all dividends were reinvested.

	01/19/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
REGI	$100.00	$58.60	$114.60	$97.10	$92.50	$97.00	$104.50
Elements MLCX Biofuels ETN	100.00	108.00	93.44	84.57	72.32	73.77	79.56
Russell 3000	100.00	109.17	142.96	157.50	155.58	171.77	180.78
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2017 and 2016, and the selected consolidated statements of operations data for each year ended December 31, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, and the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2017(1)	2016 (2)	2015 (3)	2014 (4)	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenues	$2,158,243	$2,041,232	$1,387,344	$1,273,831	$1,498,138
Net income (loss) attributable to the company's common stockholders	(79,079)	43,453	(151,392)	81,620	165,254
Net income (loss) per share attributable to common stockholders
Basic	(2.04)	1.06	(3.44)	2.00	5.00
Diluted	(2.04)	1.06	(3.44)	1.99	5.00

Consolidated Balance Sheet Data:
Total assets	$1,005,596	$1,136,603	$1,223,620	$1,367,736	$740,855
Long-term debt	208,536	196,203	247,251	242,031	27,151
Redeemable preferred stock	—	—	—	—	3,963

(1)
Includes the impact of the impairment of our New Orleans facility and the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” signed into law on December 22, 2017 as further described in Note 2 and Note 11, respectively, of Item 8 - Financial Statements and Supplementary Data.

(2)
Includes issuance of the convertible senior notes on June 2, 2016 and impact of the impairment of our Emporia facility as further described in Note 10 and Note 2, respectively, of Item 8 - Financial Statements and Supplementary Data.

(3)	Includes the impact of goodwill impairment as further described in Note 2 of Item 8 - Financial Statements and Supplementary Data.

(4)	Includes the issuance of the convertible senior notes on June 3, 2014 as further described in Note 10 of Item 8 - Financial Statements and Supplementary Data.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We focus on providing cleaner, lower carbon products and services. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We are also engaged in research and development efforts focused on the conversion of diverse feedstocks into various renewable chemicals, advanced biofuels and other products. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the market for biomass-based diesel, other advanced biofuels and other products and services.
During 2017, we sold 587 million gallons of fuel, which included 52 million biomass-based gallons we purchased from third parties, 38 million biomass-based diesel gallons produced by REG Germany and 83 million petroleum-based diesel gallons. During 2016, we sold 567 million gallons, including 77 million gallons we purchased from third parties and resold, 45 million biomass-based diesel gallons by REG Germany and 54 million petroleum-based diesel gallons.
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce traditional biodiesel, one produces renewable diesel (“RD”), and one is a microbial fermentation facility used in connection with our development of renewable chemicals. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year (“mmgy”).
In January 2017, we completed the acquisition of the remaining minority interest in Petrotec AG. Our operations in Germany utilize used cooking oil and other waste feedstocks to produce biomass-based diesel at our two biorefineries in Emden and Oeding, Germany. Our nameplate production capacity in Germany is approximately 50 mmgy.
We are a lower-cost biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower cost feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil,which are more widely available, but tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of these terminal locations. In 2015, we expanded our sales of biofuel blends to Midwest terminal locations and look to potentially expand in other areas across North America.
Our development-stage industrial biotechnology business is developing proprietary microbial fermentation processes to produce renewable chemicals, fuels and other products. Fatty acids are one of three product areas that we are focused on, along with esters and alcohols.
Our businesses are organized into three reportable segments - the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment. As the activities surrounding our renewable chemicals business increase, we began reporting in 2015 a new segment - Renewable Chemicals, which was previously included in the Biomass-based Diesel segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment, as reported herein, includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 30 mmgy nameplate biomass-based diesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biomass-based diesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biomass-based diesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biomass-based diesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biomass-based diesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biomass-based diesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biomass-based diesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biomass-based diesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biomass-based diesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biomass-based diesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

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
We derive a small portion of our revenues from the sale of glycerin, free fatty acids, naphtha and other co-products of the biomass-based diesel production process. In 2017 and 2016, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2017 and 2016, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were approximately 7% and 5% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with RFS2 using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. We generally attach 1.5 to 1.7 RINs when we sell a gallon of biomass-based diesel. As a result, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained with gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly acquire RINs from third parties for resale. The value of these RINs obtained from third parties is reflected in “Prepaid expenses and other assets” on our consolidated balance sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At December 31, 2017, we had approximately 37.8 million biomass-based diesel RINs and 1.2 million advanced biofuel RINs available to be sold, as compared to 16.8 million biomass-based diesel RINs and 0.2 million advanced biofuel RINs held for sale at December 31, 2016, respectively. According to the Oil Pricing Information System ("OPIS"), the median closing price at December 31, 2017 for biomass-based diesel RINs and advanced biofuel RINs was $0.79 and $0.78, respectively, compared to $1.05 and $1.06, respectively, at December 31, 2016.
We generate Low Carbon fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into California. LCFS credits are used to track compliance with California’s LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At December 31, 2017, we held for sale approximately 5,700 LCFS credits, an increase from 5,000 credits at December 31, 2016. According to OPIS, the median closing price per LCFS credit at December 31, 2017 and December 31, 2016 was $113.00 and $93.00, respectively.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Albert Lea, New Boston, Mason City and Newton. In October 2016, we completed a $34.5 million upgrade to our Danville facility. In November 2016, we started a $24 million expansion project at our Ralston facility, which was completed ion March 6, 2018. In June 2017, we completed the $20 million acquisition of approximately 82 acres of land at and in close proximity to our Geismar, Louisiana biorefinery. The purchase included the acquisition of land we previously leased for our Geismar operations and approximately 61 additional acres in parcels adjacent to and near the facility. We plan to improve and utilize the new acreage to support existing production capacity and for future expansion opportunities using the Services segment.
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
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with us to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In September 2017, we signed a phase II joint development collaboration with ExxonMobil Research and Engineering to continue to develop technology to produce biodiesel fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, we sold and delivered our first commercial product, a specialty fatty acid. We developed, produced, sold, and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids are one of three product areas we have focused on, along with esters and alcohols. During November 2016, the Company's Board of Directors authorized a review of strategic alternatives for our Life Sciences business. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel production meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and renewable fuel. The final RVO targets for the biomass-based diesel volumes for the years 2015 to 2019 as set by the EPA are as follows:

	2015	2016	2017	2018	2019
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons
Actual production or imports increased significantly in 2016 and modestly decreased in 2017 due to the preliminary result of the trade case as illustrated by the EMTS data noted below:

	2015	2016	2017
Biomass-based diesel volume produced or imported	1.81 billion gallons	2.60 billion gallons	2.50 billion gallons

The federal biodiesel mixture excise tax credit, or the BTC, has generally provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. For example, the BTC lapsed on January 1, 2014, was retroactively reinstated for 2014 on December 19, 2014 and then lapsed again on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC lapsed again on December 31, 2016.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The 2017 BTC was retroactively reinstated on February 9, 2018, but has not been enacted for 2018. We estimate that the reinstatement of the 2017 BTC will result in a net benefit to our Adjusted EBITDA for the year ended December 31, 2017 by approximately $205 million, with another $11 million related to sales delivered and recognized after year end largely to be recognized during the quarter ending March 31, 2018. It is uncertain whether the BTC will be reinstated for 2018 and beyond, and if reinstated, whether it would be reinstated on the same terms. The lapsing or modification of the BTC could have a material adverse effect on our financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. The following table shows for 2015, 2016 and 2017 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon.

Value of RINs acquired from third parties and held in inventory remained fairly stable in 2017 and resulted in a $4.5 million write-down to the lower of cost or net realizable value for the year ended December 31, 2017. The fluctuations in the value of RINs during 2016 and 2015 resulted in write-downs of $19.4 million and $9.0 million, respectively, on RIN inventory acquired from third parties. At December 31, 2017, the write-down to lower of cost or net realizable value of RINs was $2.6 million. See “Note 8 – Other Assets” to our Condensed Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2017, feedstock expense accounted for 80% of our production cost, while methanol and chemical catalysts expense accounted for 3% and 4% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. There are a number of factors that influence the supply and price our feedstocks, such as the following: export demand; biomass-based diesel capacities and demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry slaughter kills; palm oil supply; crop production both U.S. and South America; and soybean meal demand and/or production among others.
During 2017 and 2016, 73% and 72% of our feedstocks, respectively, were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower cost feedstock for the period December 2012 through December 2017. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data of choice white grease and soybean oil on a per gallon basis compared to the sale price data for biodiesel, and the spread between the two, from December 2012 to December 2017.

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
During the fourth quarter of 2017, NY Harbor ULSD prices ranged from a high of $2.0755 per gallon in December to a low of $1.7352 per gallon in October with the average price for the quarter of $1.8870 per gallon. Energy prices increased throughout the fourth quarter of 2017, which was driven by consistent draws in domestic crude supplies coupled with a weakening U.S. dollar. These items helped lead to a 17% price increase in ULSD during the fourth quarter of 2017. European used cooking oil methyl ester prices declined during the fourth quarter of 2017, as there was an increase in imports from Argentina during the quarter. Feedstock supplies were larger than prior year, which were offset by strong demand that drove pricing higher until the second half of December. Soybean oil prices ranged from a high of $0.3537 per pound in November to a low of $0.3228 per pound in October with an average price for the quarter of $0.3372 per pound. Soybean oil prices traded within a $0.0309 range during the quarter and trended lower at the end of the quarter mainly due to the near-record soybean crop production and slightly lower soybean exports. Relatively low priced feed cost along with continued strong demand for pork and beef has continued to lead to expansions in the U.S. hog and cattle industries. Both hog and cattle slaughter numbers in the fourth quarter of 2017 were again higher than the prior year.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC"), arguing that Argentine and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is made up of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the ITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina, which would allow for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5% since the March 2017 petition was filed.  In December 2017, the International Trade Commission voted 4-0 affirming countervailing duty rates of 34% to 72%.  In February 2018, the Department of Commerce issued a final decision affirming the agency’s earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S.  Final anti-dumping rates were set at 60% to 267%.  A final vote by the International Trade Commission is expected in March or April 2018 which would conclude these proceedings.

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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in each of 2015, 2016 and 2017. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower cost feedstocks. The purchase prices for lower cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and NY Harbor ULSD. However, these products do not always experience the same price movements as lower cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We had risk management losses of $23.4 million from our derivative financial instrument trading activity for the year ended December 31, 2017, compared to risk management losses of $35.4 million for the year ended December 31, 2016. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. In 2017 and 2016, risk management losses resulted mostly from the significant volatility in the energy market and accounted for a loss of $0.04 and $0.06 per gallon sold, respectively. In general, these losses were largely off-set with physical product sales that benefit from the higher energy prices which drove the risk management losses.
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

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2015	1.81 billion gallons	1.73 billion gallons
2016	2.60 billion gallons	1.90 billion gallons
2017	2.50 billion gallons	2.00 billion gallons
Industry capacity and production
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. According to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced in the United States in 2011, primarily reflecting the recommencement of, or increase in, operations at underutilized facilities in response to RFS2 requirements. Such production was in excess of the 800 million gallon RFS2 requirement for 2011. During 2012, according to EMTS data, approximately 1.1 billion gallons of biomass-based diesel was produced, which also was above RFS2 required volumes of 1 billion gallons of biomass-based diesel for 2012. As reported by EMTS, the biomass-based diesel RIN generation was 1.78 billion gallons in 2013 when the RVO for biomass-based diesel was 1.28 billion. Biomass-based diesel production, as reported by EMTS was 1.81 billion gallons for 2015, 600 million gallons higher than 2014. In 2016, according to EMTS data, 2.6 billion gallons of biomass-based diesel was produced and/or imported into the U.S. The amount of biomass-based diesel produced and/or imported into the U.S in 2017 was 2.50 billion gallons.
During 2017 and 2016, the amount of imported biodiesel gallons qualifying under RFS2 has decreased from 692.9 million gallons in 2016 to approximately 576.3 million gallons in 2017, based on the information from the Energy Information Administration. Imported gallons will likely make up less of a percentage of the RVO, as the EPA has approved a plan to allow Argentinian biodiesel made from soybean oil to qualify for RINs generation however mitigated by the anti-dumping and countervailing duty trade case mentioned previously. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs.
Components of Revenues and Expenses
We derive revenues in our Biomass-based diesel segment from the following sources:

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits, transportation, storage and insurance costs to the extent paid for by our customers;

•	revenues from our sale of biomass-based diesel and RINs produced by third parties through toll manufacturing arrangements with us;

•	resale of finished biomass-based diesel, RINs and LCFS credits acquired from third parties, and raw material feedstocks acquired from others;

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
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations, changes in fair value of convertible debt conversion liability, interest expense including the accretion of convertible debt and amortization of deferred financing costs, interest income and gain on involuntary conversion, which represents the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the June 2017 fire at our Madison facility.

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
Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is generally comprised of amounts received from the USDA Advanced Biofuel Program, or the USDA Program, and the biodiesel tax credit. For a discussion of the biodiesel tax credit, see the section entitled “Risk factors-Loss of or reductions in tax incentives for biomass-based diesel production or consumption may have a material adverse effect on industry revenues and operating margins” and “Factors Influencing Our Results of Operations-Governmental programs favoring biomass-based diesel production and use.” In connection with the biodiesel tax credit, we file a claim with the Internal Revenue Service, or IRS, for a refund of excise taxes each week for gallons we have blended to B99.9 and sold during the prior week. The biodiesel tax credit provided a $1.00 refundable tax credit per gallon. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the federal biodiesel mixture excise tax credit, which lapsed after December 31, 2016. The 2017 BTC was retroactively reinstated on February 9, 2018, and has not been reinstated for 2018. We estimate that the reinstatement of the 2017 BTC will result in a net benefit to our Adjusted EBITDA for the year ended December 31, 2017 by approximately $205 million and another $11 million to be recognized during the year ending December 31, 2018.
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
Effective January 1, 2018, we will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy a performance obligation. We have substantially completed our impact assessment and determined that the majority of our contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. Additionally, we will adopt Topic 606 on a modified retrospective basis and provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in our consolidated financial statements.
Income Taxes
The Company’s income tax provision, deferred income tax assets and liabilities, and liabilities for uncertain tax benefits represent the company’s best estimate of current and future income taxes to be paid. The annual tax rate is based on income tax laws, statutory tax rates, taxable income levels and tax planning opportunities available in various jurisdictions where the company operates. These tax laws are complex and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of the company’s future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.
Deferred income taxes represent temporary differences between the tax and the financial reporting basis of assets and liabilities, which will result in taxable or deductible amounts in the future. Deferred tax assets also include loss carryforwards and tax credits. These assets are regularly assessed for the likelihood of recoverability from estimated future taxable income, reversal of deferred tax liabilities and tax planning strategies. To the extent the company determines that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates.
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, and implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (“transition tax”). We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Legislation was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting for the transition tax, global intangible low-taxed income (“GILTI”) and a new base erosion anti-abuse tax (“BEAT”) to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. In accordance with SAB 118, we recorded a provisional tax benefit of $13.7 million, and we expect to complete our analysis and establish applicable accounting policies regarding GILTI and BEAT within the measurement period.
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. As a result of the enactment of the Tax Legislation, management’s judgment is that the Company is provisionally no longer indefinitely reinvested in the undistributed earnings of non-US subsidiaries at December 31, 2017. The change in assertion regarding undistributed non-US earnings does not have a material impact on the company’s consolidated financial statements. Although the Company is not indefinitely reinvested in the earnings of its non-US subsidiaries, a provision for U.S. income taxes or foreign withholding taxes has not been recorded due to provisional accumulated tax deficits outside of the U.S causing the outside tax basis to be in excess of the financial reporting carrying amount for the non-U.S. subsidiaries. For further information on income taxes, see Note 11 to the consolidated financial statements.

Results of Operations
Fiscal years ended December 31, 2017 and December 31, 2016
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2017	2016
Gallons sold	586.7	567.1
Average B100 price per gallon	$3.06	$3.17

Revenues	$2,158,243	$2,041,232
Costs of goods sold	2,074,662	1,869,716
Gross profit	83,581	171,516
Selling, general and administrative expenses	93,425	88,285
Research and development expense	14,091	18,163
Impairment of property, plant and equipment	49,873	17,893
Income (loss) from operations	(73,808)	47,175
Other income (expense), net	(35,761)	1,806
Income tax benefit (expense)	30,490	(4,268)
Net income (loss)	(79,079)	44,713
Less—Net income (loss) attributable to noncontrolling interests	—	386
Net income (loss) attributable to the Company	(79,079)	44,327
Effects of participating share-based awards	—	(874)
Net income (loss) attributable to the Company’s common stockholders	$(79,079)	$43,453
Revenues. Our total revenues increased $117.0 million, or 6%, to $2,158.2 million for the year ended December 31, 2017, from $2,041.2 million for the year ended December 31, 2016. This increase was primarily due to a 3% increase in gallons sold, offset by a significant drop in government incentives revenues due to the BTC lapsing throughout 2017 and lower average selling price. The majority of the increase in gallons sold consisted of renewable diesel gallons produced at our Geismar facility, which operated at higher utilization rates throughout 2017 compared to 2016.
Biomass-based diesel revenues including government incentives increased $114.5 million, or 6%, to $2,153.5 million during the year ended December 31, 2017, from $2,039.1 million for the year ended December 31, 2016. Gallons sold increased 19.6 million, or 3%, to 586.7 million during the year ended December 31, 2017, compared to 567.1 million during the year ended December 31, 2016. The increase in gallons sold for the year ended December 31, 2017 accounted for a revenue increase of $60.0 million using 2017 average sales pricing. The increase in revenues was offset by a $317.9 million decrease in government incentives revenues of in 2017 as the 2017 BTC was not reinstated until February 9, 2018. Our average B100 sales price per gallon decreased $0.11, or 3%, to $3.06 during the year ended December 31, 2017, compared to $3.17 during the year ended December 31, 2016, mainly due to the impact of the lapsing of the BTC during 2017. The decrease in average sales price from 2016 to 2017 contributed to a $62.4 million revenue decrease when applied to the number of gallons sold during 2016. Sales of separated RIN inventory were $337.5 million and $274.8 million for the years ended December 31, 2017 and 2016, respectively, contributing to the overall increase in biomass-based diesel revenues.
Our other segments had an increase of $2.5 million in revenues, which was mainly related to the joint development collaboration progress at our life sciences business.
Costs of goods sold. Our costs of goods sold increased $204.9 million, or 11%, to $2,074.7 million for the year ended December 31, 2017, from $1,869.7 million for the year ended December 31, 2016. Costs of goods sold as a percentage of revenues were 96% and 92% for the years ended December 31, 2017 and 2016, respectively. The increase in costs of goods sold as a percentage of revenues is largely due to the reduction in government incentives revenue for 2017 as the BTC was not reinstated for 2017 until February 9, 2018.
Biomass-based diesel costs of goods sold increased in 2017 mainly due to a 3% increase in gallons sold. Average lower cost feedstocks prices for the year ended December 31, 2017 were $0.29 per pound, compared to $0.28 per pound for the year ended December 31, 2016. Average soybean oil costs for the years ended December 31, 2017 and December 31, 2016 were both $0.33 per pound. We recorded risk management losses of $23.4 million from our derivative financial instrument activity in

2017, compared to risk management losses of $35.4 million for 2016. This fluctuation in risk management gains and losses was mainly due to the volatility in the commodities market. The three-year average for the 2017 period, which incorporates 2017 risk management losses, represents an average loss of $0.01 per gallon sold, as compared to the prior year's three-year average gain of $0.05 per gallon. In addition, the movements in the value of RINs during 2017 resulted in a $4.5 million write-down to lower of cost or net realizable value, which was mainly based on the future contracted RIN prices, on RIN inventory held throughout the year compared to a write-down of $19.4 million during 2016. Costs of goods sold for separated RIN inventory sales excluding lower of cost write-downs were $260.3 million and $231.4 million for the years ending December 31, 2017 and 2016, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $93.4 million for the year ended December 31, 2017, compared to $88.3 million for the year ended December 31, 2016. SG&A expenses increased $5.1 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As a percentage of revenues, our SG&A expenses were 4.3% for each of 2017 and 2016. The increase year over year in SG&A expenses was primarily due to executive severance costs and increases in costs related to the Company's efforts on regulatory activities and an ITC trade case.
Research and development expense. Our research and development expenses were $14.1 million for the year ended December 31, 2017, compared to $18.2 million for the year ended December 31, 2016. The majority of the research and development expenses involved our life sciences business. The decrease from the prior year is attributable to cost reductions implemented in connection with management's ongoing cost containment efforts.
Impairment of property, plant and equipment. During the fourth quarter of 2017, we recorded impairment charges of $44.6 million against property, plant and equipment assets at our partially completed facility in New Orleans, Louisiana. The impairment charge resulted from the probability that project would not be completed in the near term as a result of other strategic investment priorities, such as potential expansion of our renewable diesel facility at Geismar, coupled with limited financing availability and construction cost requirements. In addition during 2017, we recorded impairment charges of $5.3 million against certain identified plant property, plant and equipment at our other facilities as the carrying amounts of those assets were deemed not recoverable. The amount of property, plant and equipment impairment recorded in 2016 was approximately $17.9 million mainly due to the impairment charges related to our partially completed facility in Emporia, Kansas.
Other income (expense), net. Other expense was $35.8 million for the year ended December 31, 2017, compared to other income of $1.8 million for the year ended December 31, 2016. Other income (expense) is primarily comprised of change in fair value of contingent consideration, interest expense, interest income and other non-operating items. The increase in the overall other expense of $37.6 million was mainly due to a loss in fair value of convertible debt conversion liability of $18.8 million for the year ended December 31, 2017, compared to a gain in fair value of $13.0 million for the year ended December 31, 2016 related to our 2036 Convertible Notes. In addition, the increase in the overall other expense was also attributable to a reduced gain in involuntary conversion of $4.6 million and an increase of $2.8 million in interest expense, offset by a lower loss in fair value of contingent considerations of $5.4 million.
Income tax benefit (expense). There was an income tax benefit recorded during the year ended December 31, 2017 of $30.5 million, compared to an income tax expense of $4.3 million for the year ended December 31, 2016. The primary difference resulted from changes due to the Tax Cuts and Jobs Act where we saw a reduction in the U.S. corporate income tax rate from 35% to 21%, including a re-measurement of deferred tax liabilities and the release of valuation allowance due to the reclassification of the 2036 Convertible Notes to Additional Paid-in Capital. At December 31, 2017 and 2016, we had net deferred income tax assets of approximately $257.2 million and $344.8 million, respectively, with a valuation allowance of $265.4 million and $365.0 million, respectively. As a result, our effective tax rate was 27.8% and 8.7% for the years ended December 31, 2017 and 2016, respectively. We have an income tax receivable of $6.4 million and $4.5 million as of December 31, 2017 and 2016, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $0.0 and $0.9 million for the years ended December 31, 2017 and 2016, respectively.
Fiscal years ended December 31, 2016 and December 31, 2015
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2016	2015
Gallons sold	567.1	374.7
Average B100 price per gallon	$3.17	$2.97

Revenues	$2,041,232	$1,387,344
Costs of goods sold	1,869,716	1,276,801
Gross profit	171,516	110,543
Selling, general and administrative expenses	88,285	73,397
Research and development expense	18,163	16,851
Impairment of property, plant and equipment	17,893	—
Impairment of goodwill	—	175,028
Income (loss) from operations	47,175	(154,733)
Other income (expense), net	1,806	(5,678)
Income tax benefit (expense)	(4,268)	8,701
Net income (loss)	44,713	(151,710)
Less---Net income (loss) attributable to noncontrolling interest	386	(318)
Net income (loss) attributable to the Company	44,327	(151,392)
Effects of participating share-based awards	(874)	—
Net income (loss) attributable to the Company’s common stockholders	$43,453	$(151,392)
Revenues. Our total revenues increased $653.9 million, or 47%, to $2,041.2 million for the year ended December 31, 2016, from $1,387.3 million for the year ended December 31, 2015. This increase was primarily due to a 51% increase in gallons sold and increased government incentives revenues, as well as improving average selling prices throughout the year as a result of a more stable energy market. The majority of the increase in the gallons sold was a result from the Grays Harbor and Geismar operating throughout 2016 and the Madison facility from March 2016.
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
Non - GAAP Financial Measures

Adjusted Net Income (Loss) and Adjusted EPS Reconciliation
The Company believes supplementing its consolidated financial statements presented in accordance with GAAP with non-GAAP measures provides investors with useful information regarding the Company's short-term and long-term trends. Adjusted net income and adjusted diluted earnings per common share are derived from GAAP results by excluding the non-cash impacts related to the change in the estimated fair value of the convertible debt conversion liability, change in fair value of contingent considerations, impairment of assets, and stock compensation, coupled with other items that are not related to our operating activities. The Company excludes these non-operating, non-cash impacts as the Company believes they are not indicative of its core operating results or future performance. Adjusted net income, adjusted diluted earnings per common share and other non-GAAP financial measures used and presented by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Investors should consider non-GAAP measures in addition to, and not as a substitute for, or as superior to, financial performance measures prepared in accordance with GAAP.

($ in thousands, except for per share amounts)	1Q-2017	2Q-2017	3Q-2017	4Q-2017	Year ended December 31, 2017	1Q-2016	2Q-2016	3Q-2016	4Q-2016	Year ended December 31, 2016
Net income (loss) attributable to the Company	$(15,914)	$(34,809)	$(11,373)	$(16,983)	$(79,079)	$(6,918)	$7,606	$23,442	$20,197	$44,327
Gain on involuntary conversion	—	—	(942)	(4,387)	(5,329)	(3,543)	(997)	(3,470)	(1,884)	(9,894)
Change in fair value of convertible debt conversion liability	172	32,546	(8,560)	(5,325)	18,833	—	(13,432)	(3,013)	3,400	(13,045)
Change in fair value of contingent considerations	589	(24)	1,433	486	2,484	(15)	3,571	1,124	3,224	7,904
Loss on the Geismar lease termination	—	3,967	—	—	3,967	—	—	—	—	—
Other (income) expense, net	320	(32)	(12)	742	1,018	88	(2,306)	314	(854)	(2,758)
Impairment of assets	—	1,341	—	48,532	49,873	—	—	—	17,893	17,893
Straight-line lease expense	(32)	(85)	(85)	(35)	(237)	(94)	(80)	(73)	(38)	(285)
Executive severance payment	—	—	2,420	991	3,411	—	—	—	—	—
Non-cash stock compensation	1,308	1,688	2,023	1,890	6,909	1,076	858	2,133	1,829	5,896
Biodiesel tax credit	36,728	59,365	56,505	52,338	204,936	—	—	—	—	—
Adjusted net income (loss) attributable to the Company	$23,171	$63,957	$41,409	$78,249	$206,786	$(9,406)	$(4,780)	$20,457	$43,767	$50,038

Net income (loss) per share attributable to common stockholders
Diluted	$(0.41)	$(0.90)	$(0.29)	$(0.44)	$(2.04)	$(0.14)	$0.18	$0.59	$0.51	$1.06

Adjusted net income (loss) per share attributable to common stockholders
Diluted	$0.59	$1.61	$1.04	$1.97	$5.21	$(0.21)	$(0.11)	$0.52	$1.00	$1.20

Adjusted EBITDA
EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles ("GAAP"). We use earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present EBITDA and Adjusted EBITDA because we believe they assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)					Year ended December 31,					Year ended December 31,
	1Q-2017	2Q-2017	3Q-2017	4Q-2017	2017	1Q-2016	2Q-2016	3Q-2016	4Q-2016	2016
Net income (loss)	$(15,914)	$(34,809)	$(11,373)	$(16,983)	$(79,079)	$(6,888)	$7,714	$23,505	$20,382	$44,713
Adjustments:
Interest expense	4,536	4,479	4,725	5,015	18,755	3,311	3,738	4,487	4,451	15,987
Income tax (benefit) expense	1,075	1,960	(115)	(33,410)	(30,490)	728	1,296	(1,203)	3,447	4,268
Depreciation	8,423	8,523	8,639	8,698	34,283	7,674	7,824	7,949	8,378	31,825
Amortization	127	149	307	305	888	(140)	(134)	(129)	46	(357)
EBITDA	(1,753)	(19,698)	2,183	(36,375)	(55,643)	4,685	20,438	34,609	36,704	96,436
Gain on involuntary conversion	—	—	(942)	(4,387)	(5,329)	(3,543)	(997)	(3,470)	(1,884)	(9,894)
Change in fair value of convertible debt conversion liability	172	32,546	(8,560)	(5,325)	18,833	—	(13,432)	(3,013)	3,400	(13,045)
Change in fair value of contingent consideration	589	(24)	1,433	486	2,484	(15)	3,571	1,124	3,224	7,904
Other income (expense), net	320	(32)	(12)	742	1,018	88	(2,306)	314	(854)	(2,758)
Impairment of assets (1)	—	1,341	—	48,532	49,873	—	—	—	17,893	17,893
Loss on the Geismar lease termination	—	3,967	—	—	3,967	—	—	—	—	—
Straight-line lease expense	(32)	(85)	(85)	(35)	(237)	(94)	(80)	(73)	(38)	(285)
Executive severance	—	—	2,420	991	3,411	—	—	—	—	—
Non-cash stock compensation	1,308	1,688	2,023	1,890	6,909	1,076	858	2,133	1,829	5,896
Biodiesel tax credit (2)	36,728	59,365	56,505	52,338	204,936	—	—	—	—	—
Adjusted EBITDA	$37,332	$79,068	$54,965	$58,857	$230,222	$2,197	$8,052	$31,624	$60,274	$102,147

(1)
Represents the impairment charge to write down the carrying value of certain assets, mostly attributed to the Company's New Orleans and Emporia facilities for the years ended December 31, 2017 and 2016, respectively, to remaining salvage values.

(2)
On February 9, 2016, the H.R.1892 was signed into law, which, among other things, reinstated the BTC for the 2017 calendar year. The retroactive credit for 2017 resulted in a net benefit to us that will be recognized in our financial statements for the quarter ending March 31, 2018 for GAAP purposes. However because this credit relates to the 2017 operating performance and results, we have allocated the net benefit to each of the four quarters of 2017 based upon gallons sold .

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or the impact of certain cash clauses that we consider not to be an indication of our ongoing operations;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2017 and 2016, the total of our cash and cash equivalents was $77.6 million and $116.2 million, respectively. At December 31, 2017, we had term debt before debt issuance costs of $228.6 million, compared to term debt before debt issuance costs of $217.9 million at December 31, 2016. This term debt is due in various tranches and the maturities are reflected in the contractual obligations table below. The debt is subject to various financial covenants. We were in compliance with the restrictive financial covenants associated with the borrowings as of December 31, 2017.
Our term debt before debt issuance costs (in millions) is as follows (total balance may not foot due to rounding):

	December 31,
	2017	2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$116.3	$113.4
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	69.9	67.3
REG Danville term loan	11.5	8.2
REG Newton term loan	8.2	13.1
REG Mason City term loan	1.2	2.7
REG Ralston term loan	6.2	—
REG Ames term loans	—	3.6
REG Grays Harbor term loan	7.9	9.3
REG Capital term loan	7.4	—
Other	—	0.3
Total term debt before debt issuance costs	$228.6	$217.9
In addition, we had revolving debt (in millions) as follows:

	December 31,
	2017	2016
Total revolving loans (current)	$65.5	$52.8
Maximum remaining available to be borrowed under revolving lines of credit	$60.8	$100.2
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

REG Ralston
In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At December 31, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.00% per annum.

REG Danville
On July 28, 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Danville Loan Agreement") with Fifth Third Bank. The outstanding principal under the Danville Loan Agreement is $11.5 million with a maturity date of July 28, 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At December 31, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.38% per annum.

REG Capital
In December 2017, REG Capital, LLC ("REG Capital") entered into a mortgage refinancing loan agreement ("Mortgage Refinancing Loan Agreement") with First National Bank to refinance existing mortgages on our office buildings in Ames, IA. The outstanding principal under the Mortgage Refinancing Loan Agreement is $7.4 million with a maturity date of January 3, 2028. The loan requires monthly principal payments and bears a fixed interest rate of 3.999% per annum.

M&L and Services Revolver

Our wholly owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics, LLC, are borrowers under a Credit Agreement dated as of December 23, 2011 with the lenders party thereto ("Lenders") and Wells Fargo Capital Finance, LLC, as the agent (as amended, the “M&L and Services Revolver”). The maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans is $150.0 million, subject to an accordion feature which allows the borrowers to request commitments for additional revolving loans in aggregate amount not to exceed $50.0 million, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments. The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to us unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the total $150.0 million of current revolving loan commitments, or $15 million currently. The M&L and Services Revolver is secured by our subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC (collectively, the “Plant Loan Parties”) subject to a $40.0 million limitation with respect to each of the Plant Loan Parties. We guarantee the obligations of the borrowers under the M&L and Services Revolver.
Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Net cash flows provided from operating activities	$15,597	$75,303	$80,160
Net cash flows used in investing activities	(59,870)	(63,765)	(67,922)
Net cash flows provided from (used in) financing activities	4,042	58,174	(27,274)
Net change in cash and cash equivalents	(40,231)	69,712	(15,036)
Cash and cash equivalents, end of period	$77,627	$116,210	$47,081
The historical cash flows shown above illustrate that we have consistently generated positive cash flows from operations. In 2017, we generated $15.6 million of cash from operating activities, a reduction from 2016 and 2015 mainly due to the lack of the BTC throughout 2017. In 2017, we received approximately $86.5 million related to the 2016 BTC receivable, of which $2.1 million was paid to our vendors and customers. In addition, approximately $12.0 million of operating cash was generated from lower average inventory level. Our net cash flows used in investing activity in 2017 was impacted by the Geismar land purchase and payments of $67.6 million for our continued investments in our plant and office facilities and the release of our restricted cash related to our petroleum-based sales. The cash receipts from property insurance coverage of $8.0 million helped offset the cash amounts used in other aforementioned investing activities. Our investing activity has historically focused on acquisitions and plant upgrade projects. In early 2017, we paid about $3.7 million to acquire the remaining interest in our Germany subsidiary. Financing activities have been directly correlated with our investing activities. The 2017 financing activities were mainly related to our repayments under the Danville and Newton borrowings and activities under the M&L and Services Revolver and the Uncommitted Facility Agreement (defined below), together with consideration payments made for our past acquisitions. In 2016, our financing activities were impacted by the issuance of the 2036 Convertible Notes and the early redemption of the GOZone Bonds. Total proceeds from the issuance of the 2036 Convertible Notes after issuance costs were approximately $147.4 million, $60.9 million of which was used to extinguish a portion of the 2019 Convertible Notes and $35.1 million of which was used to fund additional share repurchases, in addition to payments made under our share repurchase programs and the additional $6 million repurchase of the 2019 convertible notes in September 2016. In 2015, there was no significant debt obtained while we spent approximately $23.3 million on our share repurchase program.
Capital expenditures: During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston facilities. In June 2017, we completed an acquisition for $20 million of approximately 82 acres of land in Geismar, Louisiana, which includes the land our Geismar biorefinery previously leased for its operations, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities. During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the planned $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. Our budgeted capital expenditures for 2018 are approximately $60 million, which includes the repairs and upgrades at the Madison and Ralston facilities, as well as further upgrades to other facilities, such as Geismar, Grays Harbor and New Boston, among others.
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long-Term Debt (1)	$275,105	$20,906	$101,642	$6,031	$146,526
Contingent Consideration (2)	34,393	25,545	8,848	—	—
Operating Lease Obligations (3)	66,510	17,032	32,473	3,696	13,309
Purchase Obligations (4)	23,844	4,049	7,045	5,952	6,798
Other Obligations (5)	1,771	—	—	—	—
	$401,623	$67,532	$150,008	$15,679	$166,633

(1)	See Note 10 of Item 8 for additional detail. Includes fixed interest associated with these obligations. The majority of the years 1-3 obligation will happen in year 2 (2019).

(2)	Represents contingent consideration relating to our acquisitions of LS9 and Syntroleum/Dynamic Fuels. See Note 4 of Item 8 for additional detail.

(3)	Operating lease obligations consist of leases of distribution terminals, biomass-based diesel storage facilities, railcars and vehicles.

(4)	Purchase obligations for our production facilities.

(5)	Includes a $1.7 million of liability for unrecognized tax benefits as the timing and amounts of cash payments are uncertain (the amounts have not been classified by period).
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
Commodity Price Risk
Over the period from January 2013 through December 2017, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.30 per gallon reported in February 2013 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.08 per gallon during this period. Over the period January 2013 to December 2017, soybean oil prices (based on daily closing nearby futures prices on the CBOT for crude soybean oil) have ranged from a high of $0.5311 per pound, or $3.98 per gallon of biodiesel in February 2013 to a low of $0.2605 per pound, or $1.95 per gallon in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.3587 per pound, or $2.69 per gallon. Over the period from January 2013 through December 2017, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4625 per pound in June 2013 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2785 per pound during this period. Over the period from January 2013 through December 2017, RIN prices (based on prices from OPIS) have ranged from a high of $1.47 in July 2013 to a low of $0.24 in November 2013, with sales prices averaging $0.79 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2017. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2017 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	587.1	gallons	10%	$(179.7)	(213.9)%
Total Lower Cost Feedstocks	2,405.9	pounds	10%	$(70.1)	(83.5)%
Total Canola Oil	619.7	pounds	10%	$(21.1)	(25.1)%
Total Soy Oil	273.6	pounds	10%	$(9.1)	(10.8)%
We attempt to protect operating margins by entering into risk management contracts that mitigate price volatility of our feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on heating oil and soybean oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the price of NYMEX NY Harbor ULSD would have a negative effect on the fair value of these instruments of $17.1 million. A 10% adverse change in the price of CBOT Soybean Oil would have a negative effect on the fair value of these instruments of $2.6 million.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances during 2017 was 3.83% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses and consolidated financial statements.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of
Renewable Energy Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy Group, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 09, 2018

We have served as the Company's auditor since 2006.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,627	$116,210
Accounts receivable, net	90,648	164,949
Inventories	135,547	145,408
Prepaid expenses and other assets	51,880	36,272
Total current assets	355,702	462,839
Property, plant and equipment, net	587,397	599,474
Goodwill	16,080	16,080
Intangible assets, net	27,127	29,470
Investments	12,250	12,110
Other assets	7,040	12,630
Restricted cash	—	4,000
TOTAL ASSETS	$1,005,596	$1,136,603
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$65,525	$52,844
Current maturities of long-term debt	13,397	15,402
Accounts payable	84,608	99,137
Accrued expenses and other liabilities	39,187	38,916
Deferred revenue	2,218	27,246
Total current liabilities	204,935	233,545
Unfavorable lease obligation	3,388	15,515
Deferred income taxes	8,192	20,279
Long-term contingent consideration for acquisitions	8,849	28,931
Convertible debt conversion liability	—	27,100
Long-term debt (net of debt issuance costs of $6,627 and $6,286, respectively)	208,536	196,203
Other liabilities	4,114	4,856
Total liabilities	438,014	526,429
COMMITMENTS AND CONTINGENCIES (NOTE 18)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,837,749 and 38,553,413 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	515,452	480,906
Retained earnings	134,928	214,007
Accumulated other comprehensive income (loss)	278	(5,751)
Treasury stock (9,363,166 and 9,246,002 shares, respectively)	(83,081)	(81,824)
Total equity attributable to the Company's shareholders	567,582	607,343
Noncontrolling interest	—	2,831
Total equity	567,582	610,174
TOTAL LIABILITIES AND EQUITY	$1,005,596	$1,136,603
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2017	2016	2015
REVENUES:
Biomass-based diesel sales	$1,787,308	$1,417,595	$954,742
Separated RIN sales	337,501	274,800	186,539
Biomass-based diesel government incentives	28,728	346,672	245,868
	2,153,537	2,039,067	1,387,149
Other revenues	4,706	2,165	195
	2,158,243	2,041,232	1,387,344
COSTS OF GOODS SOLD:
Biomass-based diesel	1,805,410	1,616,991	1,093,979
Separated RINs	264,765	250,809	182,688
Other costs of goods sold	4,487	1,916	134
	2,074,662	1,869,716	1,276,801
GROSS PROFIT	83,581	171,516	110,543
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	93,425	88,285	73,397
RESEARCH AND DEVELOPMENT EXPENSE	14,091	18,163	16,851
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	49,873	17,893	—
IMPAIRMENT OF GOODWILL	—	—	175,028
INCOME (LOSS) FROM OPERATIONS	(73,808)	47,175	(154,733)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(2,484)	(7,904)	359
Change in fair value of convertible debt conversion liability	(18,833)	13,045	—
Gain on debt extinguishment	—	2,331	—
Gain on involuntary conversion	5,329	9,894	—
Other income (expense)	(1,018)	427	5,830
Interest expense	(18,755)	(15,987)	(11,867)
	(35,761)	1,806	(5,678)
INCOME (LOSS) BEFORE INCOME TAXES	(109,569)	48,981	(160,411)
INCOME TAX BENEFIT (EXPENSE)	30,490	(4,268)	8,701
NET INCOME (LOSS)	(79,079)	44,713	(151,710)
LESS—NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	386	(318)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(79,079)	44,327	(151,392)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	—	(874)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(79,079)	$43,453	$(151,392)
Net income (loss) per share attributable to common stockholders:
Basic	$(2.04)	$1.06	$(3.44)
Diluted	$(2.04)	$1.06	$(3.44)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	38,731,015	40,897,549	43,958,803
Diluted	38,731,015	40,902,860	43,958,803

See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(IN THOUSANDS)

	2017	2016	2015
Net income (loss)	$(79,079)	$44,713	$(151,710)
Foreign currency translation adjustments	6,029	(1,848)	(5,022)
Other comprehensive income (loss)	6,029	(1,848)	(5,022)
Comprehensive income (loss)	(73,050)	42,865	(156,732)
Less—Comprehensive loss attributable to noncontrolling interest	—	(106)	(1,013)
Comprehensive income (loss) attributable to the Company	$(73,050)	$42,971	$(155,719)
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2015	44,422,881	$4	$453,109	$321,083	$(11)	$(4,412)	$8,889	$778,662
Issuance of common stock	37,966	—	412	—	—	—	—	412
Issuance of common stock in acquisitions	1,675,000	—	15,310	—	—	—	—	15,310
Conversion of restricted stock units to common stock (net of 92,608 shares of treasury stock purchased)	295,089	—	—	—	—	(854)	—	(854)
Treasury stock activity	(2,593,222)	—	—	—	—	(23,473)	—	(23,473)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(4,828)	(4,828)
Stock compensation expense	—	—	5,161	—	—	—	—	5,161
Comprehensive loss items	—	—	—	—	(3,998)	—	(1,013)	(5,011)
Net loss	—	—	—	(151,392)	—	—	(318)	(151,710)
Other	—	—	375	(11)	—	(23)	—	341
BALANCE, December 31, 2015	43,837,714	4	474,367	169,680	(4,009)	(28,762)	2,730	614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisition	500,000	1	4,050	—	—	—	—	4,051
Conversion of restricted stock units to common stock (net of 69,307 shares of treasury stock purchased)	180,049	—	—	—	—	(767)	—	(767)
Partial termination of capped call options (inclusive of tax impact of $116)	—	—	1,863	—	—	—	—	1,863
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,560)	—	—	—	—	(5,560)
Treasury stock purchases	(5,998,323)	—	—	—	—	(52,295)	—	(52,295)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	5,896	—	—	—	—	5,896
Comprehensive loss items	—	—	(26)	—	(1,742)	—	(106)	(1,874)
Net income	—	—	—	44,327	—	—	386	44,713
BALANCE, December 31, 2016	38,553,413	5	480,906	214,007	(5,751)	(81,824)	2,831	610,174
Conversion of restricted stock units to common stock (net of 71,112 shares of treasury stock purchased)	210,611	—	—	—	—	(872)	—	(872)
Settlement of stock appreciation rights in common stock (net of 35,955 shares of treasury stock purchased)	73,725	—	—	—	—	(385)	—	(385)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Impact of 2036 Senior Notes conversion liability reclassification, net of tax impact of $18,025	—	—	27,908	—	—	—	—	27,908
Stock compensation expense	—	—	6,909	—	—	—	—	6,909
Comprehensive income items	—	—	—	—	6,029	—	—	6,029
Net loss	—	—	—	(79,079)	—	—	—	(79,079)
BALANCE, December 31, 2017	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$—	$567,582
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(IN THOUSANDS)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(79,079)	$44,713	$(151,710)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	34,283	31,825	24,997
Amortization expense of assets and liabilities, net	2,653	1,052	570
Accretion of asset retirement obligations	62	78	72
Accretion of convertible note discount	5,413	5,147	4,699
Accretion of marketable securities	—	—	189
Impairment of property, plant and equipment, net	49,873	17,893	—
Provision for doubtful accounts	139	630	(803)
Stock compensation expense	6,909	5,896	5,161
Impairment of goodwill	—	—	175,028
Impairment of investment	—	—	1,915
Deferred tax expense (benefits)	(30,088)	3,009	(8,953)
Change in fair value of contingent consideration	2,484	7,904	(359)
Gain on involuntary conversion	(5,329)	(9,894)	—
Bargain purchase gain	—	—	(5,358)
Change in fair value of convertible debt conversion liability	18,833	(13,045)	—
Gain on debt extinguishment	—	(2,331)	—
Other	247	(70)	(231)
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	74,609	145,068	(20,309)
Inventories	12,029	(58,551)	29,631
Prepaid expenses and other assets	(12,840)	(5,566)	16,315
Accounts payable	(20,198)	(133,139)	32,422
Accrued expenses and other liabilities	(19,375)	7,771	(6,769)
Deferred revenue	(25,028)	26,913	(16,347)
Net cash flows provided from operating activities	15,597	75,303	80,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	—	(52,435)
Cash receipts from marketable securities	—	—	68,979
Cash paid for purchase of property, plant and equipment	(67,572)	(60,705)	(64,477)
Insurance proceeds for asset impairments	8,000	10,949	11,027
Transfer into restricted cash	—	—	(4,000)
Transfer out of restricted cash	4,000	1,960	15,845
Cash paid for investments	(816)	(3,249)	(1,452)
Cash paid for acquisitions and additional interests, net of cash acquired	(3,482)	(12,720)	(41,409)
Net cash flows used in investing activities	(59,870)	(63,765)	(67,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	8,025	26,445	6,470
Borrowing on other lines of credit	8,812	10,185	—
Repayments on other lines of credits	(4,442)	(2,437)	—
Cash received for issuance of debt	23,575	11,775	104
Cash received on convertible debt	—	152,000	—
Cash paid on debt	(14,950)	(74,562)	(6,708)
Cash paid for debt issuance costs	(1,062)	(6,369)	(542)
Cash received on partial termination of capped call options	—	159	—
Cash paid for treasury stock	—	(51,474)	(24,350)
Cash paid for contingent consideration	(14,659)	(7,548)	(2,248)
Cash paid for conversion of restricted stock units and stock appreciation rights	(1,257)	—	—
Net cash flows provided from (used in) financing activities	4,042	58,174	(27,274)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,231)	69,712	(15,036)
CASH AND CASH EQUIVALENTS, Beginning of period	116,210	47,081	63,516
Effect of exchange rate changes on cash	1,648	(583)	$(1,399)
CASH AND CASH EQUIVALENTS, End of period	$77,627	$116,210	$47,081

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(IN THOUSANDS)

	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid (received) for income taxes	$252	$410	$(189)
Cash paid for interest	$11,637	$9,920	$6,947
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock repurchased included in accrued expenses and other liabilities	$—	$—	$464
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$7,688	$3,833	$7,734
Issuance costs	$29	$250	$84
Incentive common stock liability for supply agreement	$—	$—	$316
Issuance of common stock for acquisitions	$—	$4,050	$15,310
Contingent consideration for acquisitions	$—	$4,500	$5,000
Debt assumed in acquisition	$—	$—	$5,225
Release of restricted cash to pay off the GOZone Bonds	$—	$101,315	$—
Repayment of GOZone Bonds	$—	$100,000	$—
Non-cash transfer of line of credit to long-term debt	$—	$4,498	$—
Non-cash allocation of proceeds from the 2036 Convertible Notes issuance to convertible debt conversion liability	$—	$40,145	$—
Non-cash allocation of purchase price between debt and equity related to the repurchase of the 2019 Convertible Notes	$—	$7,387	$—
Non-cash reclassification of the 2036 Convertible Notes conversion liability to additional paid in capital, net of tax impact of $18,025	$27,908	$—	$—
Non-cash share repurchases from partial capped call termination	$—	$1,588	$—
Accruals of insurance proceeds related to impairment of property, plant and equipment	$—	$313	$1,414
See "Note 4 - Acquisitions" for noncash items related to the acquisition transactions.

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2017, 2016 and 2015
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company" or "REG") is a company focused on providing cleaner, lower carbon products and services. Today, the Company principally generates revenue as a leading North American advanced biofuels producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products. To do this, REG utilizes this nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels and converting diverse feedstocks into renewable chemicals.
As of December 31, 2017, the Company owns and operates fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year, or mmgy, and one fermentation facility. REG has one feedstock processing facility. The Company's network includes the addition of a 20-million gallon nameplate capacity biomass-based diesel refinery located in DeForest, Wisconsin, acquired in March 2016. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The Company also has three partially constructed production facilities and one non-operational production facility. The Company will need to raise additional capital to complete construction of these plants and fund working capital requirements. It is uncertain when financing will be available. During fourth quarter 2017, the Company wrote down the carrying value at its New Orleans facility to its estimated salvage value due to the probability of that project being completed in the near term is unlikely as a result of strategic investment priorities, such as potential renewable diesel expansions at Geismar, coupled with financing unattractiveness and construction cost requirements.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016 and lapsed on January 1, 2017. The 2017 BTC was reinstated on February 9, 2018. It is uncertain whether the BTC will be reinstated for 2018 or thereafter. The expiration along with other amendments of any one or more of those laws, could adversely affect the financial results of the Company.

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

Balance, January 1, 2015	$2,273
Amount charged to selling, general and administrative expenses	(803)
Charge-offs, net of recoveries	(119)
Balance, December 31, 2015	1,351
Amount charged to selling, general and administrative expenses	630
Charge-offs, net of recoveries	(106)
Balance, December 31, 2016	1,875
Amount charged to selling, general and administrative expenses	139
Charge-offs, net of recoveries	(779)
Balance, December 31, 2017	$1,235
Through December 31, 2017, the Company has received approximately $86,504 of the $89,266 outstanding related to the 2016 biodiesel mixture excise tax credit, which results in $2,762 remaining as outstanding receivables at December 31, 2017.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2017 and 2016.
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

California’s Low Carbon Fuel Standard
The Company generates Low Carbon fuel Standard (LCFS) credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are imported by REG to California though approved physical pathways. LCFS credits are used to track compliance with California’s LCFS, which enables the Company to generate LCFS credits based upon the carbon intensity of qualified fuels that are imported by REG into California. Other companies can take title outside of California and generate LCFS credits instead of REG upon import into the state. One LCFS credit equates to one metric ton reduction of carbon dioxide compared to the petroleum fuel baseline so the amount of gallons of low carbon fuel consumption to generate one credit will vary. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into California is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company on other biomass-based diesel sales that do not transfer credits.
In addition, the Company also obtains LCFS credits from third party trading activities. From time to time, the Company holds varying amounts of these third party LCFS credits for resale. LCFS credits obtained from third parties is initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS obtained from third parties is reflected in “Prepaid expenses and other assets” on the consolidated balance sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the Oil Price Information Service (OPIS).  At December 31, 2017 and 2016, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.
Derivative Instruments
Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Company did not elect to use hedge accounting during the periods presented.
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

In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. Through December 31, 2017, the Company impaired fixed assets with a total net book value of approximately $2,671 as a result of the fire in June 2017. During the year ended December 31, 2017, the Company received payments in the amounts of $8,000 and $2,000 to cover initial costs incurred for property losses and business interruption, respectively.
In June 2017, the Company entered into an agreement to terminate the ground lease and purchase the land it had leased for its Geismar, Louisiana biorefinery as well as more than 61 adjacent acres from Lion Copolymer for $20,000. The Company recorded a loss of $3,967 as a result of the lease termination in June 2017.
During the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest incurred on debt during the construction of assets of $301, $537 and $897, respectively.

Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At December 31, 2017 and 2016, the Company had goodwill in the
Services reporting unit. The annual impairment test at July 31, 2017 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 49%. No impairment of goodwill was recorded during the years ended December 31, 2017 and 2016. During 2015, the Company had a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.
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
During the fourth quarter of 2017, the Company recorded impairment charges of $44,649 related to its New Orleans facility's property, plant and equipment assets resulting from the probability of that project being completed in the near future is unlikely as a result of strategic investment priorities, such as potential renewable diesel expansions at Geismar, coupled with financing unattractiveness and construction cost requirements. The impairment charge reflected the difference between the carrying amount and the estimated salvage value. The salvage value was determined based on the cost approach, which placed emphasis on the cost to replace or reproduce the asset. The basic steps of the cost approach included (1) estimate the replacement/reproduction cost new; (2) estimate physical depreciation; (3) estimate functional and economic obsolescence, if any; and (4) conclude the fair value of the asset. The determination of the salvage value represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
In addition, the Company recorded impairment charges of $5,224 against certain property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during 2017. In 2016, impairment charges amounting to $15,593 and $2,300 were recorded related to the Company's Emporia facility's property, plant and equipment assets and certain other plant, property and equipment.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due 2036 (the "2036 Convertible Notes"). The Company could not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes until the Company received stockholder approval for such issuance. As a result, the embedded conversion option was accounted for as an embedded derivative liability. On December 8, 2017, at the special meeting of stockholders, the Company obtained the approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Notes. Accordingly, the embedded conversion option after being fair valued at $45,933 and net of tax of $18,025, has been reclassified into Additional Paid-in Capital at December 8, 2017. Fair value adjustments related to this liability of $18,833 were recorded for the year ended December 31, 2017. See "Note 10 - Debt" for a further description of the transaction.
Capped Call Transaction
In connection with the issuance of the 2014 convertible senior notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Notes. The impact of these transactions, net of tax, was reflected as an addition/reduction to common stock-additional paid-in capital as presented in the Consolidated Statements of Stockholders' Equity.
Security Repurchase Programs
In December 2017, the Company's board of directors approved a repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock. Under the program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions were determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. No repurchases have been made under this program during 2017.
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
The Company translates the assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, the Company's foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets.
The other comprehensive loss amounts presented in the Company's Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Stockholders' Equity mainly include the foreign currency translation adjustment resulting from translating the financial statements of certain subsidiaries from Euros to US Dollars, the Company's functional currency.
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
Revenues associated with the governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. The Company received funds from the United States Department of Agriculture (USDA) in the amount of $607, $434 and $624 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company records amounts when it has received notification of a payment from the USDA or is in receipt of the funds and records the awards under the Program in "Biomass-based diesel government incentives" as they are closely associated with the Company's biomass-based diesel production activities.
Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.

Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $2,140, $1,746 and $1,288 for the years ended December 31, 2017, 2016 and 2015, respectively.
Research and Development
Research and development (R&D) costs are charged to expense as incurred. In process research and development (IPR&D) assets acquired in connection with acquisitions are recorded on the Consolidated Balance Sheets as intangible assets. The Company determined the useful life of the IPR&D assets to be 15 years and utilizes a straight line method to amortize these assets over the useful life. No impairment was identified related to the Company's IPR&D balance at December 31, 2017, 2016 and 2015.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,367, $1,168 and $1,071 for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant-date fair value of the award and recognized as compensation expense over the vesting period.
Income Taxes
The Company’s income tax provision, deferred income tax assets and liabilities, and liabilities for uncertain tax benefits represent the company’s best estimate of current and future income taxes to be paid. The annual tax rate is based on income tax laws, statutory tax rates, taxable income levels and tax planning opportunities available in various jurisdictions where the company operates. These tax laws are complex and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, statutory tax rates and estimates of the company’s future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. As of December 31, 2017, the Company is provisionally no longer indefinitely reinvested in the earnings of non-US subsidiaries.
Concentrations
One customer represented slightly less than 10% of the total consolidated revenues of the Company for the years ended December 31, 2017, 2016 and 2015. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	2017	2016	2015
Customer A	$182,236	$144,849	$114,030
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
New Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein. The Company has started the process to compile and review all of its leases. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to the classifications of its accounting for office, railcar and terminal operating leases. The Company plans to apply a modified retrospective transition approach to each applicable lease that exists at January 1, 2017 as well as leases entered after this date.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net)" which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The guidance also re-frames the indicators to focus on evidence that an entity is acting as a principal rather than an agent. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has evaluated the impact of this guidance and does not expect it to have any material impact on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, which amends certain aspects of the new revenue standard, ASU 2014-09. The amendments address issues such as collectability; presentation of sales tax and other similar taxes collected from customers; noncash consideration; contract modifications and completed contracts at transition; and transition technical correction. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has evaluated the impact of this guidance and does not expect it to have any material impact on its consolidated financial statements.
Effective January 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company has substantially completed our impact assessment and determined that the majority of its contracts will continue to be recognized at a point in time and that the number of performance obligations and the accounting for variable consideration are not expected to be significantly different from current practice. Additionally, the Company will adopt Topic 606 on a modified retrospective basis, which is not expected to result in any material cumulative effect adjustments to retained earnings and provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in its consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
The FASB issued ASU 2016-18 on November 17, 2016 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the impact of this guidance and determined that it will not have any material impact on its consolidated financial statements.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The ASU was issued to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity of and simplify the application of hedge accounting by preparers. the ASU is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of this ASU on its consolidated financial statements.

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
The Company may pay contingent consideration of up to $5,000 (Earnout Payments) over a 7-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of December 31, 2017, the Company has recorded a contingent liability of $2,603, approximately $1,160 of which has been classified as current on the Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets (liabilities) acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Total identifiable assets acquired	21,091

Accrued expenses and liabilities	—
Net identifiable assets acquired	$21,091

The following unaudited pro forma condensed combined results of operations assume that the Sanimax Energy acquisition was completed as of January 1, 2015 and as if the stock had been issued on the same date.

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Revenues	$2,158,243	$2,049,658	$1,406,580
Net income (loss) attributable to the Company's common stockholders	(79,079)	43,453	(157,524)
Basic net income (loss) per share attributable to common stockholders	$(2.04)	$1.06	$(3.50)
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
Subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Grays Harbor and whether the BTC is reinstated, Imperium may receive certain contingent consideration (Earnout Payments) over a two-year period after the acquisition. The Earnout Payments were paid in cash. As of December 31, 2017, the Company has paid off all contingent liability to Imperium.

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
NOTE 5—INVENTORIES
Inventories consist of the following at December 31:

	2017	2016
Raw materials	$39,975	$34,560
Work in process	3,523	3,775
Finished goods	92,049	107,073
Total	$135,547	$145,408

NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2017	2016
Land	$10,480	$5,412
Building and improvements	140,261	134,398
Leasehold improvements	10,806	10,520
Machinery and equipment	534,991	511,461
	696,538	661,791
Accumulated depreciation	(175,531)	(138,372)
	521,007	523,419
Construction in process	66,390	76,055
Total	$587,397	$599,474
During 2017, the Company recorded impairment charges of $44,649 related to its New Orleans facility's property, plant and equipment assets. In 2016, the Company recorded impairment charges of $15,593 related to the Company's Emporia facility. Refer to Note 2 for further details.
NOTE 7—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,408)	$3,822	8.0 years
Renewable diesel technology	8,300	(1,983)	6,317	11.5 years
Acquired customer relationships	2,900	(686)	2,214	7.6 years
Ground lease	200	(141)	59	3.9 years
In-process research and development	15,956	(1,241)	14,715	13.8 years
Total intangible assets	$33,586	$(6,459)	$27,127

	December 31, 2016
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(1,987)	$4,243	9.0 years
Renewable diesel technology	8,300	(1,429)	6,871	12.5 years
Acquired customer relationships	2,900	(396)	2,504	8.6 years
Ground lease	200	(127)	73	4.9 years
In-process research and development	15,956	(177)	15,779	14.8 years
Total intangible assets	$33,586	$(4,116)	$29,470

The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $2,343, $1,471 and $1,112 for intangible assets was recorded for the years ended December 31, 2017, 2016 and 2015, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2018	$2,425
2019	2,433
2020	2,440
2021	2,447
2022	2,441
Thereafter	14,941
Total	$27,127
NOTE 8—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2017	2016
Commodity derivatives and related collateral, net	$1,610	$7,127
Prepaid expenses	11,733	10,665
Deposits	2,899	2,897
RIN inventory	27,028	9,398
Taxes receivable	6,356	4,539
Other	2,254	1,646
Total	$51,880	$36,272
RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the Oil Price Information Service (OPIS). Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $2,629 and $612 at December 31, 2017 and 2016, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2017	2016
Spare parts inventory	$2,764	$3,532
Catalysts	2,962	4,479
Deposits	381	2,392
Other	933	2,227
Total	$7,040	$12,630
NOTE 9—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2017	2016
Accrued property taxes	$1,353	$1,518
Accrued employee compensation	8,172	15,005
Accrued interest	590	537
Contingent consideration, current portion	25,545	17,637
Unfavorable lease obligation, current portion	1,129	1,828
Excise tax payable	1,046	1,603
Income tax payable	455	—
Other	897	788
Total	$39,187	$38,916
Other noncurrent liabilities consist of the following at December 31:

	2017	2016
Severance payable	$603	$—
Straight-line lease liability	1,801	2,421
Asset retirement obligations	593	1,140
Other	1,117	1,295
Total	$4,114	$4,856
NOTE 10—DEBT
Term debt
The Company’s term debt at December 31 is as follows:

	2017	2016
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$116,255	$113,446
2.75% Convertible Senior Notes, $73,838 face amount, due in June 2019	69,859	67,254
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	11,460	8,163
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	8,189	13,063
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	1,153	2,659
REG Ralston term loan, fixed interest rate of 5%, due in October 2025	6,183	—
REG Ames term loans, secured, fixed interest rates of 3.5% and 4.25%, due in January 2018 and December 2019, respectively	—	3,565
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	7,882	9,273
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,400	—
Other	179	468
Total debt before debt issuance costs	228,560	217,891
Less: Current portion of long-term debt	13,397	15,402
Less: Debt issuance costs (net of accumulated amortization of $3,510 and $2,396, respectively)	6,627	6,286
Total long-term debt	$208,536	$196,203

Convertible Senior Notes
On June 2, 2016, the Company issued $152,000 aggregate principal amount of the 2036 Convertible Notes in a private offering to qualified institutional buyers. The 2036 Convertible Notes bear interest at a rate of 4.00% per year payable semi-

annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016. The notes will mature on June 15, 2036, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

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

At issuance date, the Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was recorded as a long-term liability, "Convertible Debt Conversion Liability" on the Consolidated Balance Sheets and was adjusted to reflect fair value at each reporting date with changes in fair value reflected in the "Change in Fair Value of Convertible Debt Conversion Liability" on the Consolidated Statements of Operations. The fair value of the convertible debt conversion liability at issuance was $40,145. On December 8, 2017, at the Company's Special Meeting of Stockholders, the Company obtained the approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Notes. Accordingly, on December 8, 2017, the Convertible Debt Conversion Liability was remeasured at fair value at $45,933 and was then reclassified into equity. The debt liability component of 2036 Convertible Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

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

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20,000 during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of October 19, 2025. The loan requires monthly principal payments after the construction period and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At December 31, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.00% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allows REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At December 31, 2017, the effective interest rate on the amount borrowed under this Loan Agreement was 5.38% per annum.

REG Capital

In December 2017, REG Capital, LLC ("REG Capital") entered into a mortgage refinancing loan agreement ("Mortgage Refinancing Loan Agreement") with First National Bank to refinance existing mortgages on our office buildings in Ames, IA. The outstanding principal under the Mortgage Refinancing Loan Agreement is $7.4 million with a maturity date of January 3, 2028. The loan requires monthly principal payments and bears a fixed interest rate of 3.99% per annum.
Lines of Credit
The Company’s revolving debt at December 31 are as follows:

	2017	2016
Total revolving loans (current)	$65,525	$52,844
Maximum remaining available to be borrowed under revolving lines of credit	$60,839	$100,237
The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). The maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans is $150,000, subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
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

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At December 31, 2017, the nominal interest rates ranged from 1.50% to 2.00% per annum.
Maturities of the term debt, including the convertible debt, are as follows for the years ending December 31:

2018	$13,397
2019	76,856
2020	6,824
2021	5,613
2022	3,548
Thereafter	122,322
Total term debt	228,560
Less: current portion	13,397
Total long-term debt	$215,163

NOTE 11—INCOME TAXES
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “transition tax”), and enacted additional international tax provisions, including a minimum tax on global intangible low-taxed income (“GILTI”) and a new base erosion anti-abuse tax (“BEAT”). The Company has recorded the impact of the Tax Legislation in the financial statements as a non-cash net tax benefit of $13,712 in the fourth quarter of 2017, which includes a write-down of $123,289 related to the re-measurement of U.S. deferred tax assets and $137,001 release of U.S. valuation allowances, both due to the lower enacted corporate tax rate. The non-cash tax benefit recorded is a provisional amount, and the Company continues to evaluate the impact the Tax Legislation will have on its financial condition and results of operations.
Income tax benefit (expense) for the years ended December 31 is as follows:

	2017	2016	2015
Current income tax benefit (expense)
Federal	$—	$—	$—
State	(45)	94	—
Foreign	421	(1,036)	(225)
	376	(942)	(225)
Deferred income tax benefit (expense)
Federal	22,619	2,113	24,151
State	10,282	6,936	9,736
Foreign	2,674	(2,560)	1,035
Change in enacted tax rates	(123,289)	—	—
Net operating loss carryforwards created	17,466	105,165	88,110
	(70,248)	111,654	123,032
Income tax benefit (expense) before valuation allowances	(69,872)	110,712	122,807
Deferred tax valuation allowances	100,362	(114,980)	(114,106)
Income tax benefit (expense)	$30,490	$(4,268)	$8,701
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is as follows:

	2017	2016	2015
U.S. Federal income tax expense at a statutory rate of 35 percent	$38,349	$(17,143)	$56,144
State taxes, net of federal income tax benefit	8,160	11,442	12,777
Tax position on government incentives	9,402	117,630	85,423
Change in enacted tax rates	(123,289)	—	—
Goodwill impairment tax impact	—	2,876	(35,062)
Bargain purchase gain	—	—	1,875
Foreign net operating loss expiration	—	(2,383)	—
Other	(2,494)	(1,710)	1,650
Total (expense) benefits for income taxes before valuation allowances	(69,872)	110,712	122,807
Valuation allowances	100,362	(114,980)	(114,106)
Total benefit (expense) for income taxes	$30,490	$(4,268)	$8,701
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

In 2015, the Company had a non-cash impairment charge for goodwill of $175,028, of which $91,961 was not deductible for tax purposes. A $32,186 tax impact related to the non-deductible portion of the goodwill impairment charge was reflected in the tax reconciliation above for 2015 in the amount of $35,062, offset with $2,876 in 2016.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$249,371	$346,768
Goodwill	26,448	42,082
Capitalized research and development	9,788	11,394
Stock-based compensation	3,924	5,853
Risk management unrealized gain (loss)	1,879	874
Tax credit carryforwards	1,597	1,597
Accrued compensation	1,062	4,419
Inventory capitalization	1,491	3,227
Other	2,945	6,623
Deferred tax assets	298,505	422,837
Deferred Tax Liabilities:
Property, plant and equipment	(27,314)	(61,431)
Convertible debt	(9,889)	(5,797)
Intangibles	(2,195)	(3,591)
Prepaid expenses	(1,393)	(1,724)
Deferred revenue	—	(3,454)
Other	(544)	(2,084)
Deferred tax liabilities	(41,335)	(78,081)
Net deferred tax assets (liabilities)	257,170	344,756
Valuation allowance	(265,362)	(365,035)
Net deferred tax liabilities	$(8,192)	$(20,279)
At December 31, 2017, the Company has recorded a deferred tax asset before valuation allowance of $249,371 reflecting the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $934,137 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, in any one year may limit the utilization of federal and state net operating losses and credit carry-forwards. The Company has performed an ownership change analysis in 2017 to determine the impact of changes in ownership on utilization of carry-forward attributes, the results of which have been incorporated into our financial statements.
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

	2017	2016	2015
Beginning of year balance	$365,035	$250,164	$136,547
Changes in valuation allowance charged to income	36,639	114,980	114,106
Change in enacted tax rates	(137,001)	—	—
Foreign currency translation	689	(109)	(773)
Acquisition	—	—	284
End of year balance	$265,362	$365,035	$250,164
The Company analyzes filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if it has any uncertain tax positions on any of its income tax returns. An uncertain tax position represents a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2017	2016	2015
Beginning of year balance	$1,900	$1,900	$1,900
Decreases to tax positions taken during prior years	(129)	—	—
End of year balance	$1,771	$1,900	$1,900
The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $0 at December 31, 2017, 2016 and 2015. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2017 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
The Company is subject to tax in the U.S. and various state and foreign jurisdictions. The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011, while the tax authorities in Germany have examined the Company's corporate income tax returns through 2014. All other years in the U.S. and Germany are subject to examination, while various state and other foreign income tax returns also remain subject to examination by taxing authorities.
As a result of the enactment of the Tax Legislation, management’s judgment is that the Company provisionally no longer considers its foreign earnings of non-U.S. subsidiaries to be indefinitely reinvested. The change in judgment does not have a material impact on the Company’s consolidated financial statements. Although not considered indefinitely reinvested, the Company has not made a provision for U.S. or additional foreign withholding taxes due to provisional accumulated tax deficits outside the U.S. The Company has not recorded a deferred tax asset for the outside basis difference related to investments in its foreign subsidiaries as the investment is essentially permanent in duration.
NOTE 12—STOCK-BASED COMPENSATION
On October 26, 2011, the stockholders approved the 2009 Stock Incentive Plan (the 2009 Plan) which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units (RSUs), performance restricted stock units (PRSUs) and stock appreciation rights (SARs) at the discretion of the Company Board as compensation to employees, consultants of the Company and to non-employee directors. Under the 2009 Plan, an additional 2,350,000 shares, or 6,510,000 shares in total, are reserved for issuance as approved by shareholders on May 15, 2014 and May 8, 2017. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.
The Company recorded stock-based compensation expense of $6,909, $5,896 and $5,161 for the years ended December 31, 2017, 2016 and 2015, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2017, there was $6,221 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.4 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2015	616,394	$15.00
Issued	339,280	$9.34
Vested and restriction lapsed	(295,089)	$9.36
Forfeited	(22,687)	$10.56
Awards outstanding - December 31, 2015	637,898	$12.87
Issued	504,647	$9.07
Vested and restriction lapsed	(249,356)	$9.77
Forfeited	(33,938)	$8.15
Awards outstanding - December 31, 2016	859,251	$11.73
Issued	360,741	$11.91
Vested and restriction lapsed	(204,198)	$11.05
Forfeited	(127,403)	$10.04
Awards outstanding - December 31, 2017	888,391	$12.12
The RSUs convert into one share of common stock upon vesting. RSU’s cliff vest at the earlier of expressly provided service or performance conditions. The service period for these RSU awards, excluding those issued to the Company’s Board of Directors (one year) and certain executive management (three to four years), is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Performance Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding -January 1, 2015	—	$—
Issued	59,623	$9.40
Vested and restriction lapsed	—	$—
Forfeited	—	$—
Awards outstanding - December 31, 2015	59,623	$9.40
Issued	175,217	$9.06
Vested and restriction lapsed	—	$—
Forfeited	—	$—
Awards outstanding - December 31, 2016	234,840	$9.15
Issued	270,765	$11.79
Vested and restriction lapsed	(87,622)	$11.75
Forfeited	(62,865)	$9.48
Awards outstanding - December 31, 2017	355,118	$10.46

The PRSUs convert into one share of common stock upon vesting. PRSUs vest in different tranches upon meeting certain performance conditions, which are generally based on the Company's stock price performance and expressly provided service. These PRSUs are fair valued at grant date based on Monte Carlo simulations or at a percentage of the stock price at grant date. The derived service period for these PRSU awards as a result of the Monte Carlo simulation, is an approximately two year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Stock Appreciation Rights
The following table summarizes information about SARs granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2015	1,809,302	$10.63
Granted	655,855	$9.47
Exercised	(14,470)	$9.21
Forfeited	(54,561)	$10.30
SAR's outstanding - December 31, 2015	2,396,126	$10.33	7.6 years
Granted	176,824	$8.80
Exercised	(8,003)	$8.57
Forfeited	(56,932)	$10.75
SAR's outstanding - December 31, 2016	2,508,015	$10.22	6.7 years
Granted	—
Exercised	(700,765)	$10.36
Forfeited	(105,981)	$9.66
SAR's outstanding - December 31, 2017	1,701,269	$10.20	5.7 years
SAR's exercisable - December 31, 2017	1,247,161	$10.34	5.7 years
SAR's expected to vest - December 31, 2017	863,626	$10.40	5.7 years
The SARs vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2017	2016	2015
The weighted average fair value of stock appreciation rights issued (per unit)	$2.79 - $3.74	$2.79 - $3.74	$3.33 - $3.90
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.1% - 1.4%	1.1% - 1.4%	1.4% - 1.6%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25
Stock Options
At the end of December 31, 2014 and 2015, there were 87,026 options outstanding at $23.75/share. Such options were forfeited during 2016. There were no outstanding stock options at December 31, 2017 and 2016. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
NOTE 13—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $20,013, $22,487 and $19,814 for the years ended December 31, 2017, 2016 and 2015, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2018	$17,032
2019	14,243
2020	9,330
2021	8,900
2022	2,052
Thereafter	14,953
Total minimum payments	$66,510
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
NOTE 14 — DERIVATIVE INSTRUMENTS
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
At December 31, 2017, the net notional volumes of heating oil and soybean oil covered under the open commodity derivative contracts were 82.8 million gallons and 78.3 million pounds, respectively.
The Company offsets the fair value amounts recognized for its commodity derivative contracts with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid expenses and other assets in the Consolidated Balance Sheets, see "Note 8 – Other Assets". As of December 31, 2017, the Company posted $8,798 of collateral associated with its commodity-based derivatives with a net liability position of $7,189.
The following tables provide details regarding the Company’s derivative financial instruments:

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$812	$8,001	$1,272	$3,511
Cash collateral	8,799	—	9,366	—
Total gross amount recognized	9,611	8,001	10,638	3,511
Gross amounts offset	(8,001)	(8,001)	(3,511)	(3,511)
Net amount reported in the Consolidated Balance Sheets	$1,610	$—	$7,127	$—
The following table sets forth the pre-tax gains (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2017	2016	2015
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(23,437)	$(35,386)	$35,983
NOTE 15—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,189)	$(3,742)	$(3,447)	$—
Contingent consideration for acquisitions	$(34,393)	—	—	(34,393)
	$(41,582)	$(3,742)	$(3,447)	$(34,393)

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,239)	(1,297)	(942)	—
Convertible debt conversion liability	$(27,100)	—	(27,100)	—
Contingent consideration for acquisitions	$(46,568)	—	—	(46,568)
	$(75,907)	$(1,297)	$(28,042)	$(46,568)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended as follows:

	Contingent Consideration for Acquisitions
	2017	2016
Balance at beginning of period, January 1	$46,568	$41,712
Fair value of contingent consideration at measurement date	—	4,500
Change in estimates included in earnings	2,484	7,904
Settlements	(14,659)	(7,548)
Balance at end of period, December 31	$34,393	$46,568
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
Convertible debt conversion liability: The fair value of the convertible debt conversion liability was estimated using the Black-Scholes model incorporating the terms and conditions of the 2036 Convertible Notes and considering changes in the prices of the Company's common stock, Company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in the Company's credit worthiness as well as change in general market conditions. As the majority of the assumptions used in the calculations are based on market sources, the fair value of the convertible conversion liability is reflected in Level 2.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2017		2016
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(294,085)	$(273,983)	$(270,735)	$(264,267)
NOTE 16—NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive average number of securities were excluded from the calculation of diluted net income per share attributable to common stockholders during the periods presented as the effect was anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	—	43,513	87,026
Stock appreciation rights	622,633	2,422,716	2,072,130
2019 Convertible notes	5,567,112	7,895,675	10,838,218
2036 Convertible notes	14,106,725	8,209,651	—
Total	20,296,470	18,571,555	12,997,374

The following table presents the calculation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	2017	2016	2015
Net income (loss) attributable to the Company's common stockholders - Basic	$(79,079)	$43,453	$(151,392)
Plus (less): effect of participating securities	—	874	—
Net income (loss) attributable to common stockholders	(79,079)	44,327	(151,392)
Less: effect of participating securities	—	(874)	—
Net income (loss) attributable to the Company's common stockholders - Diluted	$(79,079)	$43,453	$(151,392)
Shares:
Weighted-average shares outstanding - Basic	38,731,015	40,897,549	43,958,803
Adjustment to reflect stock appreciation right conversions	—	5,311	—
Weighted-average shares outstanding - Diluted	38,731,015	40,902,860	43,958,803

Net income (loss) per share attributable to common stockholders - Diluted	$(2.04)	$1.06	$(3.44)
NOTE 17—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. During the fourth quarter of 2015, the Company determined that as activities surrounding its renewable chemicals business increase, it changed the composition of its operating segments from two reportable segments to three reportable segments by presenting Renewable Chemicals separate from Biomass-based diesel. The new reportable segments generally align the Company's external financial reporting segments with its new internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. There are no changes to the Company's assessments in 2017 and 2016. As such, the Company's reportable segments at December 31, 2017 include Biomass-based diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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

The following table represents the significant items by reportable segment for the results of operations for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net sales:
Biomass-based Diesel (includes REG Germany's net sales of $171,175, $171,358, and $145,039, respectively)	$2,039,982	$1,952,361	$1,326,452
Services	103,215	87,014	102,731
Renewable Chemicals	4,531	2,065	—
Corporate and other	212,557	106,572	68,984
Intersegment revenues	(202,042)	(106,780)	(110,823)
	$2,158,243	$2,041,232	$1,387,344
Income (loss) before income taxes
Biomass-based diesel (includes REG Germany's income (loss) of ($7,544), $5,007, and $(1,643), respectively)	$(63,925)	$64,814	$(100,152)
Services	2,899	2,970	6,323
Renewable Chemicals	(19,326)	(19,787)	(52,728)
Corporate and other	(29,217)	984	(13,854)
	$(109,569)	$48,981	$(160,411)
Depreciation and amortization expense, net:
Biomass-based diesel (includes REG Germany's amounts of $2,990, $2,849, and $3,259, respectively)	$31,011	$29,018	$22,799
Services	1,092	613	302
Renewable Chemicals	2,666	1,550	1,413
Corporate and other	2,167	1,696	1,362
	$36,936	$32,877	$25,876
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel (includes REG Germany's amounts of $3,241, $1,353, and $1,816, respectively)	$60,734	$52,952	$59,859
Services	3,826	4,731	1,510
Renewable Chemicals	14	473	672
Corporate and other	2,998	2,549	2,436
	$67,572	$60,705	$64,477

	2017	2016
Goodwill:
Biomass-based diesel	$—	$—
Services	16,080	16,080
Renewable Chemicals	—	—
	$16,080	$16,080
Assets:
Biomass-based diesel (including REG Germany's assets of $55,761 and $51,822)	$898,180	$1,026,349
Services	55,581	53,823
Renewable Chemicals	21,168	22,883
Corporate and other	386,590	299,825
Intersegment eliminations	(355,923)	(266,277)
	$1,005,596	$1,136,603

Geographic Information:

The following geographic data include net sales attributed to the countries based on the location of the subsidiaries making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2017	2016		2015
Net sales:
United States	$1,961,303	$1,869,874		$1,242,305
Germany	171,175	171,358	—	145,039
Other Foreign	25,765	—		—
Total Foreign	196,940	171,358		145,039
	$2,158,243	$2,041,232		$1,387,344

	2017	2016
Long-lived assets:
United States	566,028	580,868
Germany	20,689	18,472
Other Foreign	680	134
Total Foreign	21,369	18,606
	587,397	599,474
NOTE 18—COMMITMENTS AND CONTINGENCIES
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

2018	$3,784
2019	3,748
2020	3,297
2021	2,976
2022	2,976
Thereafter	6,798
Total	$23,579
As of December 31, 2017, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.

NOTE 19—SUBSEQUENT EVENTS

On February 9, 2018, President Trump signed into law the H.R.1892, which reinstated a set of tax extender items including the retroactive reinstatement of the federal biodiesel blenders tax credit for 2017. The retroactive credit for 2017 is estimated to result in a net benefit to the Company of approximately $210 million to $220 million in the first half of 2018. The net benefit received will increase the Company’s income before income taxes by a similar amount. The Company will recognize the federal biodiesel blenders tax credit during the first quarter of 2018.
NOTE 20—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Revenues	$418,893	$535,103	$626,983	$577,264
Gross profit (loss)	17,283	31,454	14,795	20,049
Selling, general, and administrative expenses including research and development expense	26,505	25,993	29,639	25,379
Impairment of property, plant and equipment	—	1,341	—	48,532
Net income (loss) from operations	(9,222)	4,120	(14,844)	(53,862)
Other income (expense), net	(5,617)	(36,969)	3,356	3,469
Net income (loss) attributable to the Company	(15,914)	(34,809)	(11,373)	(16,983)
Net income (loss) per share attributable to common stockholders - basic	(0.41)	(0.90)	(0.29)	(0.44)
Net income (loss) per share attributable to common stockholders - diluted	(0.41)	(0.90)	(0.29)	(0.44)

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Revenues	$297,870	$558,301	$624,640	$560,421
Gross profit (loss)	17,384	24,862	47,350	81,920
Selling, general, and administrative expenses including research and development expense	23,703	25,277	25,604	31,864
Impairment of property, plant and equipment	—	—	—	17,893
Net income (loss) from operations	(6,319)	(415)	21,746	32,163
Other income (expense), net	159	7,432	558	(6,343)
Net income (loss) attributable to the Company	(6,918)	7,606	23,442	20,197
Net income (loss) per share attributable to common stockholders - basic	(0.16)	0.18	0.59	0.51
Net income (loss) per share attributable to common stockholders - diluted	(0.14)	0.18	0.59	0.51

The results of operations for the three months ended December 31, 2017 reflect an asset impairment of $44,649 (before tax) related to the Company's New Orleans facility as further described in Note 2 and the impact of the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” as signed into law on December 22, 2017. Refer to Note 11 for more details. The results of operations for the three months ended December 31, 2016 reflected an asset impairment of $15,593 (before tax) related to the Company's Emporia facility. In addition, the results of operations for the three months ended September 30, 2017 and December 31, 2017 also reflect insurance proceeds of $3,000 and $5,000, respectively, and resulting gain on involuntary conversion of $942 and $4,387, respectively, related to the insurance coverage on property loss due to the June 2017 incident at the Company's Madison facility. For the year ended December 31, 2016, the Company recorded in its results of operations insurance proceeds of $19,037 for the property damages related to the events at its Geismar facility, which resulted in a total gain on involuntary conversion of $8,010.

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
Our management, under the supervision of and with the participation of the CEO and CFO performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 as of the end of the periods covered by this report, December 31, 2017. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2017 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2017 and 2016

(ii)	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, 2015

(iv)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015
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

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Randolph L. Howard
Randolph L. Howard
President and Chief Executive Officer
Date: March 9, 2018
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

Date
/s/ Randolph L. Howard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018
Randolph L. Howard

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 9, 2018
Chad Stone

/s/ Chad A. Baker	Controller (Principal Accounting Officer)	March 9, 2018
Chad A. Baker

/s/ Jeffrey Stroburg	Director (Chairman)	March 9, 2018
Jeffrey Stroburg

/s/ Delbert Christensen	Director	March 9, 2018
Delbert Christensen

/s/ Peter J.M.Harding	Director	March 9, 2018
Peter J. M. Harding

	Director	March 9, 2018
Michael A. Jackson

/s/ Michael Scharf	Director	March 9, 2018
Michael Scharf

/s/ Christopher Sorrells	Director	March 9, 2018
Christopher Sorrells

EXHIBIT INDEX

Exhibit Number	Description

3.1
Third Amended and Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the “Company”), effective as of January 24, 2012 (incorporated by reference to Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1/A filed September 8, 2011) (File Number 333-175627).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011) (File Number 333-175627).

4.2
Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

4.3
First Supplemental Indenture, dated as of June 3, 2014, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 3, 2014).

4.4	Form of Note (included in Exhibit 4.2).

4.5
Indenture dated as of June 2, 2016, between the Company and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 2, 2016).

10.1	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2017).*

10.2
Renewable Energy Group Annual Incentive Plan for Executive Officers (incorporated by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders of April 4, 2013, filed on April 4,2013).*

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.4	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 14, 2016).*

10.5	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2016).*

10.6	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2017).*

10.7	Employment Agreement, effective January 1, 2015, between the Company and Daniel J. Oh (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed December 24, 2014).*

10.8
Employment Agreement, dated as of August 15, 2017, between the Company and Randolph L. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2017).*

10.9	Employment Agreement, dated as of September 29, 2017, between the Company and Brad Albin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.10	Employment Agreement, dated as of September 29, 2017, between the Company and Chad Stone (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.11
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011) (File Number 000-54374).

Exhibit Number	Description

10.12
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.13
Amendment No. 1 to Credit Agreement, dated as of January 31, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.14
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

10.17
Amendment No. 5 to Credit Agreement, dated as of August 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.18
Consent and Amendment No. 6 to Credit Agreement, dated as of December 23, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.19
Amendment No. 7 to Credit Agreement, dated as of May 19, 2014, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.20
Amendment No. 8 to Credit Agreement, dated as of February 20, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.21
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2015).

10.22
Amendment No. 10 to Credit Agreement, dated as of December 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC.

10.23
Joinder and Amendment No. 11 to Credit Agreement, dated as of September 30, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016).

10.24
Amendment No. 12 to Credit Agreement, dated as of December 22, 2017, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC.

10.25
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

Exhibit Number	Description

10.26
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.27
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.28
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.29
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 3, 2014).

12.1	Statement regarding computation of ratios

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Randolph L.. Howard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer.

+ Confidential treatment requested
* Management contract or compensatory plan, contract or arrangement

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.