Form 10-Q
period 2018-03-31
Renewable Energy Group, Inc.
filed 2018-05-04
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of April 30, 2018, the registrant had 37,315,929 shares of Common Stock outstanding.

2

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,290	$77,627
Accounts receivable, net	466,509	90,648
Inventories	171,933	135,547
Prepaid expenses and other assets	42,225	51,880
Total current assets	749,957	355,702
Property, plant and equipment, net	594,722	587,397
Goodwill	16,080	16,080
Intangible assets, net	26,537	27,127
Investments	12,193	12,250
Other assets	7,565	7,040
TOTAL ASSETS	$1,407,054	$1,005,596
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$105,535	$65,525
Current maturities of long-term debt	14,207	13,397
Accounts payable	238,517	84,608
Accrued expenses and other liabilities	38,886	39,187
Deferred revenue	1,740	2,218
Total current liabilities	398,885	204,935
Unfavorable lease obligation	3,106	3,388
Deferred income taxes	6,913	8,192
Long-term contingent consideration for acquisitions	5,846	8,849
Long-term debt (net of debt issuance costs of $5,513 and $6,627, respectively)	213,078	208,536
Other liabilities	3,718	4,114
Total liabilities	631,546	438,014
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,342,069 and 38,837,749 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	517,058	515,452
Retained earnings	349,317	134,928
Accumulated other comprehensive income	997	278
Treasury stock (10,086,459 and 9,363,166 shares outstanding, respectively)	(91,869)	(83,081)
Total equity	775,508	567,582
TOTAL LIABILITIES AND EQUITY	$1,407,054	$1,005,596
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2018	March 31, 2017
REVENUES:
Biomass-based diesel sales	$274,761	$343,737
Separated RIN sales	47,179	57,324
Biomass-based diesel government incentives	365,285	16,941
	687,225	418,002
Other revenue	2,027	891
	689,252	418,893
COSTS OF GOODS SOLD:
Biomass-based diesel	405,809	353,851
Separated RINs	32,737	46,629
Other costs of goods sold	1,138	1,130
	439,684	401,610
GROSS PROFIT	249,568	17,283
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,654	22,907
RESEARCH AND DEVELOPMENT EXPENSE	6,598	3,598
INCOME (LOSS) FROM OPERATIONS	211,316	(9,222)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	1,540	(589)
Change in fair value of convertible debt conversion liability	—	(172)
Loss on debt extinguishment	(232)	—
Gain on involuntary conversion	4,000	—
Other income (loss), net	1,213	(320)
Interest expense	(4,651)	(4,536)
	1,870	(5,617)
INCOME (LOSS) BEFORE INCOME TAXES	213,186	(14,839)
INCOME TAX BENEFIT (EXPENSE)	1,203	(1,075)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	214,389	(15,914)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	5,151	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$209,238	$(15,914)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$5.39	$(0.41)
DILUTED	$5.30	$(0.41)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	38,819,443	38,599,048
DILUTED	39,484,087	38,599,048
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
Net income (loss)	$214,389	$(15,914)
Foreign currency translation adjustments	719	551
Other comprehensive income	719	551
Comprehensive income (loss) attributable to the Company	$215,108	$(15,363)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 24,494 shares of treasury stock purchased)	40,853	—	—	—	—	(383)	—	(383)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—		1,308	—	—	—	—	1,308
Other comprehensive income	—	—	—	—	551	—	—	551
Net loss	—	—	—	(15,914)	—	—	—	(15,914)
BALANCE, March 31, 2017	38,594,266	$5	$481,943	$198,093	$(5,200)	$(82,207)	$—	$592,634
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$—	$567,582
Conversion of restricted stock units to common stock (net of 51,995 shares of treasury stock purchased)	127,470	—	—	—	—	(621)	—	(621)
Settlement of stock appreciation rights in common stock (net of 14,558 shares of treasury stock purchased)	33,463	—		—	—	(172)	—	(172)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Convertible debt extinguishment impact (net of tax impact of $68)	—	—	(440)	—	—	—	—	(440)
Treasury stock purchases	(641,601)	—		—	—	(7,828)	—	(7,828)
Stock compensation expense	—	—	1,794	—	—	—	—	1,794
Other comprehensive income	—	—	—	—	719	—	—	719
Net income	—	—	—	214,389	—	—	—	214,389
BALANCE, March 31, 2018	38,342,069	$5	$517,058	$349,317	$997	$(91,869)	$—	$775,508
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,389	$(15,914)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	8,859	8,423
Amortization expense of assets and liabilities, net	634	440
Gain on involuntary conversion	(4,000)	—
Accretion of convertible note discount	1,357	1,338
Change in fair value of contingent consideration	(1,540)	589
Change in fair value of convertible debt conversion liability	—	172
Gain on sale of assets	(990)	—
Loss on debt extinguishment	232	—
Provision for doubtful accounts	314	255
Stock compensation expense	1,794	1,308
Deferred tax expense	(1,487)	650
Other operating activities	10	222
Changes in assets and liabilities:
Accounts receivable, net	(376,072)	106,094
Inventories	(35,891)	(24,195)
Prepaid expenses and other assets	9,731	(13,022)
Accounts payable	153,449	(29,173)
Accrued expenses and other liabilities	1,042	(6,907)
Deferred revenue	(479)	(8,304)
Net cash flows provided by (used in) operating activities	(28,648)	21,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts for involuntary conversion	4,000	—
Cash receipts of restricted cash	—	1,500
Cash paid for purchase of property, plant and equipment	(16,822)	(16,636)
Cash receipts for sale of assets	1,629	—
Cash paid for acquisitions and additional interests, net of cash acquired	—	(3,291)
Cash paid for investments	—	(816)
Net cash flows used in investing activities	(11,193)	(19,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	40,514	(31,853)
Borrowings on other lines of credit	12,358	2,671
Repayments on other lines of credit	(12,992)	(1,100)
Cash received from notes payable	10,890	—
Cash paid on notes payable	(8,018)	(2,254)
Cash paid for debt issuance costs	(78)	(434)
Cash paid for treasury stock	(7,828)	—
Cash paid for contingent consideration settlement	(2,813)	(3,980)
Cash received on partial termination of capped call options	85	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(793)	—
Net cash flows provided by (used in) financing activities	31,325	(36,950)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,516)	(34,217)
CASH AND CASH EQUIVALENTS, Beginning of period	77,627	116,210
Effect of exchange rate changes on cash	179	242
CASH AND CASH EQUIVALENTS, End of period	$69,290	$82,235
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$14
Cash paid for interest	$1,154	$715
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$7,123	$3,484
Debt issuance cost	$52	$45

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The three Months Ended March 31, 2018 and 2017
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 9, 2018. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of March 31, 2018, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. REG also has one feedstock processing facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from the continuation of certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was reinstated for 2015, in effect throughout 2016, lapsed on January 1, 2017 and retroactively reinstated on February 9, 2018 for the fiscal year 2017, but was not reinstated for 2018 and accordingly we are currently operating without the benefit of the BTC. It is uncertain whether the BTC will be reinstated to apply to 2018. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. As of and for the three months ended March 31, 2018, the Company has recognized $365,155 and $16,688 as receivables from the federal government and customers, respectively, related to the 2017 biodiesel mixture excise tax credit.
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

Low Carbon Fuel Standards
The Company generates Low Carbon Fuel Standards ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into an LCFS market. LCFS credits are used to track compliance with the LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel sales that do not transfer credits.
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At March 31, 2018 and December 31, 2017, the Company held no LCFS credits purchased from third parties.
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
In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. To date, the Company impaired fixed assets with a total net book value of approximately $2,671 as a result of the fire in June 2017 and received payments in the amounts of $12,000 and $3,620 to cover initial costs incurred for property losses and business interruption, respectively.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). The embedded conversion option was initially accounted for as an embedded derivative liability as the Company could not elect to issue shares of common stock upon conversion of the 2036 Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Notes unless the Company received stockholder approval for such issuance. On December 8, 2017, at the special meeting of stockholders, the Company obtained approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Notes. Accordingly, the embedded conversion option, valued at $45,933 and net of tax of $18,025, was reclassified into Additional Paid-in Capital at December 8, 2017. See "Note 7 - Debt" for a further description of the transaction.

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

Security Repurchase Programs
In December 2017, the Company's board of directors approved a repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock. Under the program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the three months ended March 31, 2018, the Company repurchased 641,601 shares of Common Stock for $7,828 under this program. In addition, the Company used approximately $6,689 to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes.
Research and Development
Research and development ("R&D") costs are charged to expense as incurred. In process research and development ("IPR&D") assets acquired in connection with acquisitions are recorded on the Condensed Consolidated Balance Sheets as intangible assets.
Revenue Recognition
In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company has generally a single performance obligation in its arrangements with customers. The Company believes for most of its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses. The implementation of the new standard did not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.
The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits;

•	resale of finished biomass-based diesel, RINs and LCFS credits acquired from third parties, and raw material feedstocks acquired from others;

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these petroleum-based products further blended with biodiesel produced at our wholly owned facilities;

•	sales of glycerin, other co-products of the biomass-based diesel production process;

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program; and

•	other revenue:

•	collaborative research and development and other service revenue for research and development activities to continue to build out the technology platform; and

•	sales of renewable chemical products.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segment
Three months ended March 31, 2018	Biomass-based Diesel	Services	Renewable Chemicals	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$166,191	$—	$—	$3,579	$(17,683)	$152,087
Petroleum diesel sales	—	—	—	70,964	—	70,964
Other biomass-based diesel revenue	51,710	—	—	—	—	51,710
Separated RIN sales	47,179	—	—	—	—	47,179
Other revenues	—	35,215	1,860	—	(35,048)	2,027
Total revenues from contracts with customers	$265,080	$35,215	$1,860	$74,543	$(52,731)	$323,967
Biomass-based diesel government incentives	365,285	—	—	—	—	$365,285
Total revenues	$630,365	$35,215	$1,860	$74,543	$(52,731)	$689,252

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

March 31, 2018
Accounts receivable	$98,593
Short-term contract liabilities (deferred revenue)	$1,740
Short-term contract liabilities (accounts payable)	$150,776

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors throughout the year to capture the credit when or if reinstated. The impacts of the agreements with customers are recorded as contract liabilities in accounts payable and as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Condensed Consolidated Statements of Operations. Significant changes to the contract liabilities during the quarter are as follows:

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	March 31, 2018
Deferred revenue	$2,218	$10,507	$10,985	$—	$1,740
Payables to customers related to BTC	—	—	(144,944)	5,832	150,776
	$2,218	$10,507	$(133,959)	$5,832	$152,516

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
On January 25, 2018, the FASB issued ASU 2018-01, which amends the Board’s new leasing standard, ASU 2016-02 (codified in ASC 842), to provide a transition practical expedient for existing or expired land easements (i.e., rights to access, cross, or otherwise use someone else’s land for a specified purpose) that were not previously accounted for in accordance with

ASC 840. The practical expedient would allow entities to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842 when transitioning to the new leasing standard. However, the ASU clarifies that land easements entered into (or existing land easements modified) on or after the effective date of the new leasing standard must be assessed under ASC 842. The Company is evaluating the impact of this guidance on its consolidated financial statements as part of the lease standard adoption project, but does not expect the impact to be significant.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company is evaluating the impact on its consolidated financial statements.
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which became effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “transition tax”), and enacted additional international tax provisions, including a minimum tax on global intangible low-taxed income (“GILTI”) and a new base erosion anti-abuse tax (“BEAT”). The Company recorded a provisional non-cash tax benefit of $13,712 in the fourth quarter of 2017. The Company finalized its accounting for the transition tax during the quarter ended March 31, 2018, but continue to evaluate the financial statement impact of the other provisions within the Tax Legislation as guidance is issued by the Internal Revenue Services and U.S. Department of Treasury.
On February 28, 2018, the FASB issued ASU 2018-03, which makes technical corrections to certain aspects of ASU 2016-016 (on recognition of financial assets and financial liabilities), including equity securities without a readily determinable fair value (discontinuation and adjustments); forward contracts and purchased options; presentation requirements for certain fair value option liabilities; fair value option liabilities denominated in a foreign currency and transition guidance for equity securities without a readily determinable fair value. For public business entities, the amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt the amendments until the interim period beginning after June 15, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of March 31, 2018, the Company has recorded a contingent liability of $2,648, approximately $1,595 of which has been classified as current on the Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of the assets acquired at the acquisition date:

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091
NOTE 4 — INVENTORIES
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$43,085	$39,975
Work in process	4,007	3,523
Finished goods	124,841	92,049
Total	$171,933	$135,547
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2018	December 31, 2017
Commodity derivatives and related collateral, net	$4,054	$1,610
Prepaid expenses	19,028	11,733
Deposits	1,902	2,899
RIN inventory	9,952	27,028
Taxes receivable	3,685	6,356
Other	3,604	2,254
Total	$42,225	$51,880
RIN inventory values were adjusted in the amounts of $1,784 and $2,629 at March 31, 2018 and December 31, 2017, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	March 31, 2018	December 31, 2017
Spare parts inventory	$2,700	$2,764
Catalysts	2,686	2,962
Deposits	690	381
Other	1,489	933
Total	$7,565	$7,040

NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,518)	$3,712	7.8 years
Renewable diesel technology	8,300	(2,121)	6,179	11.3 years
Ground lease	200	(144)	56	3.6 years
Acquired customer relationships	2,900	(759)	2,141	7.3 years
In-process research and development	15,956	(1,507)	14,449	13.6 years
Total intangible assets	$33,586	$(7,049)	$26,537

	December 31, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,408)	$3,822	8.0 years
Renewable diesel technology	8,300	(1,983)	6,317	11.5 years
Ground lease	200	(141)	59	3.9 years
Acquired customer relationships	2,900	(686)	2,214	7.6 years
In-process research and development	15,956	(1,241)	14,715	13.8 years
Total intangible assets	$33,586	$(6,459)	$27,127
The Company recorded intangible amortization expense of $590 for the three months ended March 31, 2018 and $584 for the three months ended March 31, 2017, respectively.
The estimated intangible asset amortization expense for the remainder of 2018 through 2023 and thereafter is as follows:

April 1, 2018 through December 31, 2018	$1,781
2019	2,382
2020	2,389
2021	2,395
2022	2,388
2023	2,395
2024 and thereafter	12,807
Total	$26,537

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	March 31, 2018	December 31, 2017
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$116,968	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	64,497	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	10,836	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	7,405	8,189
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	17,074	6,183
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	979	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,523	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,368	7,400
Other	148	179
Total term debt before debt issuance costs	232,798	228,560
Less: Current portion of long-term debt	14,207	13,397
Less: Debt issuance costs (net of accumulated amortization of $3,442 and $3,510, respectively)	5,513	6,627
Total long-term debt	$213,078	$208,536

Convertible Senior Notes
On June 2, 2016, the Company issued $152,000 aggregate principal amount of the 2036 Convertible Senior Notes in a private offering to qualified institutional buyers. The 2036 Convertible Senior Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016. The notes will mature on June 15, 2036, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to December 15, 2035, the 2036 Convertible Senior Notes will be convertible only upon satisfaction of certain conditions and during certain periods as stipulated in the indenture. On or after December 15, 2035 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2036 Convertible Senior Notes may convert their notes at any time. The 2036 Convertible Senior Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The Company may not redeem the 2036 Convertible Notes prior to June 15, 2021. Holders of the 2036 Convertible Senior Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest on each of June 15, 2021, June 15, 2026 and June 15, 2031. Holders of the 2036 Convertible Senior Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest upon the occurrence of certain fundamental changes. The initial conversion rate is 92.8074 common shares per $1,000 (one thousand) principal amount of 2036 Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.78 per common share).

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036.

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was initially recorded as a long-term liability, "Convertible Debt Conversion Liability", on the Condensed Consolidated Balance Sheets and was adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. On December 8, 2017, at the Company's Special Meeting of Stockholders, the Company obtained the approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Notes. Accordingly, on December 8, 2017, the Convertible Debt Conversion Liability was remeasured at fair value at $45,933 and was then reclassified into equity. The debt liability component of 2036 Convertible Senior Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of July 15, 2025. The loan requires monthly principal payments and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At March 31, 2018, the effective interest rate on the amount borrowed under this Construction Loan Agreement was 5.25% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allowed REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At March 31, 2018, the effective interest rate on the amount borrowed under this Loan Agreement was 5.75% per annum.

REG Capital

In December 2017, REG Capital, LLC ("REG Capital") entered into a mortgage refinancing loan agreement ("Mortgage
Refinancing Loan Agreement") with First National Bank to refinance existing mortgages on our office buildings in Ames, IA.
The outstanding principal under the Mortgage Refinancing Loan Agreement is $7,368 with a maturity date of January 3,
2028. The loan requires monthly principal payments and bears a fixed interest rate of 3.99% per annum.

Lines of Credit
The following table shows the Company's lines of credit:

	March 31, 2018	December 31, 2017
Amount outstanding under lines of credit	$105,535	$65,525
Maximum available to be borrowed under lines of credit	$56,615	$60,839
The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). The maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans is $150,000, subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the total $150,000 of current revolving loan commitments, or $15,000 currently. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, and REG Geismar, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.

In March 2018, REG Energy Services, LLC ("REG Energy Services") amended its operating and revolving line of credit agreement with Bankers Trust Company (“Bankers Trust”) that was entered in March 2016. As amended, this operating and revolving line of credit ("the Line of Credit") was decreased to $15,000, subject to customary borrowing base limitations and the maturity was extended to September 2018. Amounts outstanding under the Line of Credit bear variable interest as stipulated in the agreement. The Line of Credit contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At March 31, 2018, the nominal interest rates ranged from 1.50% to 2.00% per annum.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2018, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 107 million gallons and 2 million pounds, respectively.
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

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,472	$7,074	$812	$8,001
Cash collateral	9,656	—	8,799	—
Total gross amount recognized	11,128	7,074	9,611	8,001
Gross amounts offset	(7,074)	(7,074)	(8,001)	(8,001)
Net amount reported in the condensed consolidated balance sheets	$4,054	$—	$1,610	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(2,438)	$8,289

NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2018
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(5,602)	$(2,657)	$(2,945)	$—
Contingent considerations for acquisitions	(30,040)	—	—	(30,040)
	$(35,642)	$(2,657)	$(2,945)	$(30,040)

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,189)	$(3,742)	$(3,447)	$—
Contingent considerations for acquisitions	(34,393)	—	—	(34,393)
	$(41,582)	$(3,742)	$(3,447)	$(34,393)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2018	2017
Balance at beginning of period, January 1	$34,393	$46,568
Change in estimates included in earnings	(1,540)	589
Settlements	(2,813)	(3,980)
Balance at end of period, March 31	30,040	43,177
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2018		As of December 31, 2017
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(338,333)	$(427,838)	$(294,085)	$(273,983)
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
Contingent consideration for acquisitions: The fair value of the contingent consideration regarding REG Life Sciences, LLC ("REG Life Sciences") is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should achievement of certain milestones related to the development and commercialization of products from REG Life Sciences' technology occur. There is no observable market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. An 8.0% discount rate is used to estimate the fair value of the expected payments. During November 2016, the Company's Board of Directors authorized a review of strategic alternatives for the Life Sciences business. The course of action chosen as a result of this strategic review might affect the timeline and assumptions used to estimate the fair value of REG Life Sciences contingent consideration.
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
For the convertible senior notes, the Company’s current intent and policy is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. Therefore, the dilutive effect of the convertible senior notes is limited to the conversion premium.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Stock appreciation rights	1,006,849	2,291,803
2019 Convertible Senior Notes	5,377,690	5,567,112
2036 Convertible Senior Notes	13,545,060	14,106,725
Total	19,929,599	21,965,640

The following table presents the calculation of diluted net loss per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss) attributable to the Company’s common stockholders - Basic	$209,238	$(15,914)
Less: effect of participating securities	—	—
Net income (loss) attributable to common stockholders - Dilutive	$209,238	$(15,914)
Shares:
Weighted-average shares used to compute basic net income per share	38,819,443	38,599,048
Adjustment to reflect conversion of convertible notes	561,665	—
Adjustment to reflect stock appreciation right conversions	102,979	—
Weighted-average shares used to compute diluted net income per share	39,484,087	38,599,048
Net income (loss) per share attributable to common stockholders:
Diluted	$5.30	$(0.41)
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at March 31, 2018 and for the year ended December 31, 2017 are composed of Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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

The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $46,356 and $53,551, respectively)	$630,365	$390,105
Services	35,215	22,833
Renewable Chemicals	1,860	828
Corporate and Other	74,543	37,773
Intersegment revenues	(52,731)	(32,646)
	$689,252	$418,893
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's income (loss) of ($4,654) and $760, respectively)	$215,529	$(10,716)
Services	5,024	(110)
Renewable Chemicals	(7,484)	(5,007)
Corporate and Other	117	994
	$213,186	$(14,839)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $798 and $686, respectively)	$8,303	$7,740
Services	329	231
Renewable Chemicals	394	384
Corporate and Other	467	508
	$9,493	$8,863
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $413 and $1,168, respectively)	$15,603	$15,882
Services	851	582
Renewable Chemicals	335	7
Corporate and Other	33	165
	$16,822	$16,636

	March 31, 2018	December 31, 2017
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $46,462 and $55,761, respectively)	$1,306,370	$898,180
Services	60,043	55,581
Renewable Chemicals	20,783	21,168
Corporate and Other	388,454	386,590
Intersegment eliminations	(368,596)	(355,923)
	$1,407,054	$1,005,596

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net revenues:
United States	$640,924	$365,342
Germany	46,356	53,551
Other Foreign	1,972	—
Non-United States	48,328	53,551
	$689,252	$418,893

	March 31, 2018	December 31, 2017
Long-lived assets:
United States	$573,866	$566,028
Germany	20,211	20,689
Other Foreign	645	680
	$594,722	$587,397
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
These forward-looking statements include, but are not limited to statements about planned capital expenditures and our ability to maintain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; any impact of the results from the investigation and subsequent determination by the U.S. International Trade Commission regarding trade practices by Argentinean and Indonesian companies; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our operational management and facility construction services; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our ability to develop and market renewable chemicals; results in respect of the strategic review of our life sciences business; statements about using acquired land to improve existing production capacity and future expansion opportunities at our Geismar facility; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; the potential impact following the establishment of applicable accounting standards; the impact of recent U.S. tax legislation on our financial condition and results of operations; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce traditional biodiesel, one produces renewable diesel (“RD”), and one is a microbial fermentation facility used in connection with our development of renewable chemicals. Our thirteen operational biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year ("mmgy").
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
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends, while expanding our customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S., as well as BioHeat® blended heating fuel at one of these terminal locations. In 2015, we expanded our sales of biofuel blends to Midwest terminal locations and look to potentially expand in other areas across North America.
Our development-stage industrial biotechnology business, which we refer to as REG Life Sciences, is developing proprietary microbial fermentation processes to produce renewable chemicals, advanced biofuels and other products. Fatty acids are one of three product areas that we are focused on, along with esters and alcohols.
During the three months ended March 31, 2018, we sold 135 million total gallons of fuel, including 8 million gallons of biomass-based diesel that we purchased from third parties and resold, 12 million biomass-based diesel gallons produced by REG Germany and 36 million petroleum-based diesel gallons. During 2017, we sold 587 million gallons of fuel, which included 52 million biomass-based gallons we purchased from third parties, 38 million biomass-based diesel gallons produced by REG Germany and 83 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 30 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

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

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2017 and for the three months ended March 31, 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based Diesel segment revenues. For the three months ended March 31, 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were approximately ten percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At March 31, 2018, we had approximately 16.8 million biomass-based diesel RINs and 1.4 million advanced biofuel RINs available to be sold, as compared to 37.8 million biomass-based diesel RINs and 1.2 million advanced biofuel RINs held for sale at December 31, 2017. According to the Oil Pricing Information System ("OPIS"), the median closing price at March 31, 2018 was $0.75 and $0.74 per biomass-based diesel RIN and advanced biofuel RIN, respectively, compared to $0.79 and $0.78 at December 31, 2017, respectively, per biomass-based diesel RIN and advanced biofuel RIN, respectively.
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into an LCFS market. LCFS credits are used to track compliance with states' LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At March 31, 2018, we held for sale approximately 11,690 California LCFS credits, compared to 5,700 credits at December 31, 2017. According to OPIS, the median closing price at March 31, 2018 and December 31, 2017 was $142.5 and $113.00, respectively, per California LCFS credit.
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

During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Ralston, Albert Lea, New Boston, Mason City and Newton. In November 2016, we started a $24 million expansion project at our Ralston facility, which was completed on March 6, 2018. In June 2017, we completed the $20 million acquisition of approximately 82 acres of land at and in close proximity to our Geismar, Louisiana biorefinery. The purchase included the acquisition of land we previously leased for our Geismar operations and approximately 61 additional acres in parcels adjacent to and near the facility.  We plan to improve and utilize the new acreage to support existing production capacity and future expansion opportunities using the Services segment.
Renewable Chemicals Segment
Our Renewable Chemicals segment includes:

•	research and development activities focusing on microbial fermentation to develop and produce renewable chemicals, additional advanced biofuels and other biomass-based products;

•	collaborative research and development and other service activities to continue to build out the technology platform; and

•	the operations of a demonstration scale fermentation facility located in Okeechobee, Florida.
In January 2016, ExxonMobil Research and Engineering Company entered into an agreement with REG Life Sciences to develop technology for the production of biodiesel by fermenting renewable cellulosic sugars from sources such as agricultural waste. In September 2017, we signed a phase II joint development collaboration with ExxonMobil Research and Engineering to continue to develop technology to produce biodiesel fermenting renewable cellulosic sugars from sources such as agricultural waste. In October 2016, REG Life Sciences sold and delivered its first commercial product, a specialty fatty acid. REG Life Sciences developed, produced, sold and delivered approximately one metric ton of the renewable, multi-functional chemical to Aroma Chemical Services International. Fatty acids is one of three product areas REG Life Sciences has focused on, along with esters and alcohols. In November 2016, the Company's Board of Directors authorized a review of strategic alternatives for REG Life Sciences, and that strategic review is ongoing. There can be no assurance that this ongoing strategic review will result in any specific action or transaction or that any action taken or transaction we may enter into will prove to be beneficial to stockholders.
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial condition are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives or requirements for the production and use of biomass-based diesel.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel, when excluding the value of biomass-based diesel incentives and credits. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize production and use of biomass-based diesel, which allows biomass-based diesel to be price competitive with petroleum-based diesel.
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel production meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2015 to 2019 as set by the EPA are as follows:

	2015	2016	2017	2018	2019
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons	2.1 billion gallons
Total Advanced biofuels	2.88 billion RINs*	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	N/A
(*ethanol equivalent gallons)
U.S. production and imports increased significantly in 2016, both modestly decreased in 2017 due to the trade case, lack of tax credit, and uncertainty from the EPA around RVO volumes. Domestic production is trending higher for the first quarter of 2018 while imports have decreased. This decrease is a result of zero imported gallons from Argentina due to the trade case. Volumes listed below show domestic and imported net generation as illustrated by the EMTS data noted below:

	2015	2016	2017	Q1 2018
Biomass-based diesel produced and imported	1.81 billion gallons	2.60 billion gallons	2.50 billion gallons	0.51 billion gallons
Total Advanced biofuels*	3.08 billion RINs	4.29 billion RINs	4.23 billion RINs	0.83 billion RINs
(*included cellulosic, biomass-based diesel, and other advanced biofuels)
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. For example, the BTC lapsed on January 1, 2014, was retroactively reinstated for 2014 on December 19, 2014 and then lapsed again on January 1, 2015. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, which reinstated and extended a set of tax provisions, including the retroactive reinstatement for 2015 and extension for 2016 of the BTC. The BTC again lapsed on January 1, 2017 and was reinstated on February 9, 2018. It is not currently in effect for 2018.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a net benefit to our Adjusted EBITDA for the year ended December 31, 2017 by $205 million, with another $11 million related to products delivered and sales recognized during the three months ended March 31, 2018 (see "Non-GAAP Financial Measures" below). It is uncertain whether the BTC will be reinstated for 2018 and beyond and if reinstated, whether it would be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC could have a material adverse effect on our financial results.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2015, 2016, 2017 and the first three months of 2018 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.

At the beginning of the first quarter of 2018, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.22 per gallon. The value of RINs to the average B100 spot price of gallon of biodiesel was $1.06 per gallon at the end of March 2018. It reached a high of $1.36 per gallon of biodiesel in February 2018 and a low of $1.02 per gallon in March 2018. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels, RINs correspondingly came down in value. The decrease in RIN Value towards the end of the first quarter of 2018 was mainly attributable to market uncertainty related to a possible ethanol RIN cap or other Administration intervention and most recently, the EPA's approval of record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. The decrease in the value of RINs acquired from third parties and held in inventory resulted in a $3.5 million write-down to lower of cost or net realizable value for the first three months of 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2017, feedstock expense accounted for 80% of our production cost, while methanol and chemical catalysts expense accounted for 3% and 4% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible corn oil, used cooking oil, inedible animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. There are a number of factors that influence the supply and price our feedstocks, such as the following: export demand; biomass-based diesel capacities and demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry slaughter kills; palm oil supply; soybean meal demand and/or production, and crop production in the U.S. and South America, among others.
During 2017, 73% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock for the period January 2014 to March 31, 2018. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2014 to March 31, 2018.

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
During the first quarter of 2018, NY Harbor ULSD prices ranged from a high of $2.1360 per gallon in January to a low of $1.8369 per gallon in February with the average price for the quarter of $1.9838 per gallon. Energy prices were steady in January, dropped significantly in the beginning of February, and saw a price increase during late March.  Consistently strong world demand for diesel fuel, combined with OPEC’s compliance with crude oil production quotas, helped to support prices during the quarter. Biodiesel prices were steady during the quarter with OPIS Chicago B100 prices ranging $3.00 to $3.25 per gallon.  European used cooking oil methyl ester prices declined during the first quarter of 2018, as continued pressure from imported biodiesel and lower feedstock prices pressured biodiesel markets in Germany lower. Feedstock supplies were larger than prior year, which resulted in generally lower feedstock prices during the quarter. Soybean oil prices ranged from a high of $0.3316 per pound in February to a low of $0.3142 per pound in March with an average price for the quarter of $0.3231 per pound. Soybean oil prices traded within a narrow $0.0174 range during the quarter and trended lower due to large soybean supply fundamentals. Relatively low priced feed cost along with continued strong demand for pork and beef has continued to lead to expansions in the U.S. hog and cattle industries. Both hog and cattle slaughter numbers in the first quarter of 2018 were again higher than the prior years.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("USITC"), arguing that Argentinean and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition comprises of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the USITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina, which would allow for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5% since the March 2017 petition was filed. In December 2017, the USITC voted 4-0 affirming countervailing duty rates of 34% to 72%. The Department of Commerce issued a determination effective March 1, 2018 affirming the agency’s earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S. Final anti-dumping rates were set at 60% to 267%. In April 2018, the USITC voted 4-0 affirming the Coalition's assertions that the industry has suffered as a result of unfairly dumped imports. The Department of Commerce issued final orders in April 2018.

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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2017 and the first three months of 2018. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $2.4 million from our derivative financial instrument activity for the three months ended March 31, 2018, compared to gains of $8.3 million for the three months ended March 31, 2017. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. See chart below for comparison between actual RIN generation and RVO level for biomass-based diesel as set by the EPA.

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2016	2.60 billion gallons	1.90 billion gallons
2017	2.5 billion gallons	2.00 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.60 billion gallons for 2016, 790 million gallons higher than 2015. The amount of biomass-based diesel produced and/or imported into the U.S in 2017 was 2.50 billion gallons. In the first quarter of 2018, according to EMTS data, 0.51 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.44 billion gallons over the same period in 2017.
The amount of imported biodiesel gallons qualifying under RFS2 decreased from 692.9 million gallons in 2016 to approximately 576.3 million gallons in 2017, based on the information from the Energy Information Administration. Imported gallons will likely make up less of a percentage of the RVO in 2018 as a result of the anti-dumping and countervailing duty trade case mentioned previously. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed other than those noted below. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K along with information described below.
Revenue recognition
Effective January 1, 2018, we adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy a performance obligation. The adoption of this new guidance did not result in any changes to our revenue recognition, but did result in expanded disclosures in our consolidated financial statements.

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
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which became effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, and implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (“transition tax”). We are required to recognize the effect of the tax law changes in the period of enactment.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. Although the Tax Legislation was passed late in the fourth quarter of 2017, we consider the accounting for the transition tax to be final, along with the impact of the reduction in the corporate tax rate. Because ongoing guidance and accounting interpretation is expected over the coming year, as well as review and updates to certain impacted accounting policies, we consider the accounting for the global intangible low-taxed income (“GILTI”) and a new base erosion anti-abuse tax (“BEAT”) to be incomplete due to such forthcoming guidance and our ongoing analysis of its impact on our financial statements. As a result, we have not recorded any change to the provisional tax benefit of $13.7 million recorded in the fourth quarter 2017 and we expect to complete our analysis and establish applicable accounting policies regarding GILTI and BEAT within the measurement period.
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. Management’s judgment that the Company is no longer indefinitely reinvested in the undistributed earnings of non-US subsidiaries at December 31, 2017 has been finalized. The assertion regarding undistributed non-US earnings does not have a material impact on the company’s consolidated financial statements.

Results of Operations
Three months ended March 31, 2018 and 2017
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Gallons sold	135.3	122.1
Average B100 price per gallon (BTC net benefit adjusted ASP of $3.18 and $2.94, respectively)	$5.29	$2.94

Revenues	$689,252	$418,893
Cost of goods sold	439,684	401,610
Gross profit	249,568	17,283
Selling, general and administrative expenses	31,654	22,907
Research and development expense	6,598	3,598
Income (loss) from operations	211,316	(9,222)
Other income (expenses), net	1,870	(5,617)
Income tax benefit (expense)	1,203	(1,075)
Net income (loss) attributable to the Company	214,389	(15,914)
Effect of participating share-based awards	5,151	—
Net income (loss) attributable to the Company's common stockholders	$209,238	$(15,914)

Revenues. Our revenues increased significantly by $270.4 million in the three months ended March 31, 2018, or 65%, as compared to the three months ended March 31, 2017. The main driver for the increase in revenues was the recognition of the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated. Additional factors for the increase were higher gallons sold due to increased petroleum-based gallons and slightly higher volume from international sales, coupled with higher average selling prices, partially offset by a reduction in sales of separated RIN inventory.
Biomass-based diesel revenues including government incentives increased $269.2 million, or 64%, over the same quarter last year. The recognition of the entire 2017 BTC as revenues in the first quarter of 2018 resulted in a net increase in biomass-based diesel revenues of $203.4 million. Gallons sold in the first quarter of 2018 increased by $13.2 million gallons, or 11%. Our average B100 sales price per gallon increased $2.35, or 80%, for the three months ended March 31, 2018. The average B100 sales price per gallon after adjustment for the 2017 BTC increased $0.24, or 8%. The increases in adjusted average sales price contributed to a $32.5 million increase in revenues for the three months ended March 31, 2018 when applied to the number of gallons sold in th first quarter of 2018. The change in gallons sold for the three months ended March 31, 2018 accounted for a revenue increase of $38.8 million for the first quarter of 2018. Sales of separated RIN inventory were $47.2 million for the three months ended March 31, 2018 as compared to $57.3 million for the three months ended March 31, 2017.
Costs of goods sold. Our costs of goods sold increased $38.1 million, or 9% for the three months ended March 31, 2018. Costs of goods sold as a percentage of revenues were 64% for the three months ended March 31, 2018 and 96% for the three months ended March 31, 2017. The decrease in cost of goods sold as a percentage of revenues during the three months ended March 31, 2018 was primarily due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018, partially offset by higher risk management losses.
Average prices for lower-cost feedstocks were $0.25 per pound for the three months ended March 31, 2018, as compared to $0.28 per pound for the three months ended March 31, 2017. Average soybean oil costs were $0.34 per pound for three months ended March 31, 2018, as compared to $0.32 per pound for the three months ended March 31, 2017. Average canola oil costs were $0.35 per pound for the three months ended March 31, 2018, as compared to $0.36 per pound for the three months ended March 31, 2017. We recorded risk management losses of $2.4 million from our derivative financial instrument activity for the three months ended March 31, 2018, compared to risk management gains of $8.3 million for the three months ended March 31, 2017. The fluctuation in risk management gains and losses was mainly due to price volatility in the energy markets - NYMEX ULSD prices increased by $0.15/gallon in the last two weeks of March 2018. Costs of goods sold for separated RIN inventory sales were $29.3 million for the three months ended March 31, 2018 and $46.6 million for the three months ended March 31, 2017. We recorded a lower of cost or net realizable value write down on RINs of $3.5 million and $0.1 million during the three months ended March 31, 2018 and March 31, 2017, respectively, reflecting lower RIN prices at quarter end.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $31.7 million, or 5% of total revenue, for the three months ended March 31, 2018 and $22.9 million, or 5% of total revenue, for the three months ended March 31, 2017. This represents an increase of $8.7 million, or 38%, over the same respective period of last year. The increase year over year was driven largely by higher employee related compensation arising from the Company's strong financial performance in 2017 as well as temporary increases in costs related to focused efforts on the trade case and regulatory activities.
Research and development expense. Our research and development expenses were $6.6 million for the three months ended March 31, 2018, compared to $3.6 million for the three months ended March 31, 2017. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth and is going through increased activities under the strategic review initiative. The increase in our research and development expenses was primarily due to employee-related costs, as well as increased costs for field trials related to our Verdesoil product.
Other income (expense), net. Other income was $1.9 million for the three months ended March 31, 2018, compared to other expense of $5.6 million for the same period in 2017. Other income (expense) is primarily comprised of change in value of contingent consideration, loss on debt extinguishment, change in fair value of convertible debt conversion liability, gain from involuntary conversion, interest expense, interest income and other non-operating items.
Income tax benefit (expense). We recognized an income tax benefit of $1.2 million for the three months ended March 31, 2018, as compared to tax expense of $1.1 million for the same period in 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $5.2 million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively.
Non - GAAP Financial Measures:
Adjusted Net Income (Loss) and Adjusted EPS Reconciliation
The Company believes supplementing its consolidated financial statements presented in accordance with generally accepted accounting principles ("GAAP") with non- GAAP measures provides investors with useful information regarding the Company's short-term and long-term trends. Adjusted net income and adjusted diluted earnings per common share are derived from GAAP results by excluding the non-cash impacts related to the change in the estimated fair value of the convertible debt conversion liability, change in fair value of contingent considerations, impairment of assets, and stock compensation, coupled with other items that are not related to our operating activities. The Company excludes these non-operating, non-cash impacts as the Company believes they are not indicative of its core operating results or future performance. Adjusted net income, adjusted diluted earnings per common share and other non-GAAP financial measures used and presented by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Investors should consider non-GAAP measures in addition to, and not as a substitute for, or as superior to, financial performance measures prepared in accordance with GAAP.

(In thousands, except per share amounts)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss) attributable to the Company	$214,389	$(15,914)
Gain on involuntary conversion	(4,000)	—
Gain on sale of assets	(990)	—
Change in fair value of convertible debt conversion liability	—	172
Change in fair value of contingent considerations	(1,540)	589
Loss on debt extinguishment	232	—
Other (income) expense, net	(222)	320
Straight-line lease expense	(33)	(32)
Executive severance payment	165	—
Non-cash stock compensation	1,794	1,308
2017 BTC	(204,936)	—
Adjusted net income (loss) attributable to the Company	$4,859	$(13,557)
Effect of participating share-based awards	117	—
Adjusted net income (loss) excluding 2017 BTC allocation attributable to common stockholders	$4,742	$(13,557)

Adjusted net income (loss) attributable to the Company	$4,859	$(13,557)
Allocation of 2017 BTC	—	36,728
Adjusted net income (loss) including 2017 BTC allocation attributable to the Company	4,859	23,171
Effect of participating share-based awards	117	492
Adjusted net income (loss) including 2017 BTC allocation attributable to common stockholders	$4,742	$22,679

Net income (loss) per share attributable to common stockholders
Diluted	$5.30	$(0.41)

Adjusted net income (loss) excluding 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.12	$(0.35)

Adjusted net income including 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.12	$0.59
Adjusted EBITDA
EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We use earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present EBITDA and Adjusted EBITDA because we believe they assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss)	$214,389	$(15,914)
Adjustments:
Income tax (benefit) expense	(1,203)	1,075
Interest expense	4,651	4,536
Depreciation	8,859	8,423
Amortization	308	127
EBITDA	$227,004	$(1,753)
Gain on involuntary conversion	(4,000)	—
Gain on sale of assets	(990)	—
Change in fair value of convertible debt conversion liability	—	172
Change in fair value of contingent liability	(1,540)	589
Loss on debt extinguishment	232	—
Other (income) expense, net	(222)	320
Straight-line lease expense	(33)	(32)
Executive severance	165	—
Non-cash stock compensation	1,794	1,308
2017 BTC (1)	(204,936)	—
Adjusted EBITDA excluding 2017 BTC allocation	$17,474	$604
Allocation of 2017 BTC (1)	—	36,728
Adjusted EBITDA	$17,474	$37,332

(1) On February 9, 2018, the Biodiesel Mixture Excise Tax Credit ("BTC") was retroactively reinstated for the 2017 calendar year. The retroactive credit for 2017 resulted in a net benefit to us that was recognized in the first quarter of 2018 for GAAP purposes. Because this credit relates to the 2017 full year operating performance and results, we removed the net benefit of the 2017 BTC from our 2018 results and allocated a portion of the net benefit of the tax credit to each of the four quarters of 2017 based upon gallons sold.
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

Liquidity and Capital Resources
Sources of liquidity. At March 31, 2018, the total of our cash and cash equivalents was $69.3 million, compared to $77.6 million at December 31, 2017. At March 31, 2018, we had total assets of $1,407.1 million, compared to $1,005.6 million at December 31, 2017. At March 31, 2018, we had term debt before debt issuance costs of $232.8 million, compared to term debt of $228.6 million at December 31, 2017. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of March 31, 2018.
Our term debt (in thousands) is as follows:

	March 31, 2018	December 31, 2017
4.00% Convertible Senior Notes, $152,000 face amount, due in June 2036	$116,968	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	64,497	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	10,836	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	7,405	8,189
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	979	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,523	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,368	7,400
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	17,074	6,183
Other	148	179
Total term debt before debt issuance costs	$232,798	$228,560

In addition, we had revolving debt (in thousands) as follows:

	March 31, 2018	December 31, 2017
Amount outstanding under lines of credit	$105,535	$65,525
Maximum available to be borrowed under lines of credit	$56,615	$60,839
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2017 except as provided below.
REG Energy Services, LLC Line of Credit

In March 2018, REG Energy Services, LLC ("REG Energy Services") amended its operating and revolving line of credit agreement with Bankers Trust Company (“Bankers Trust”) that was entered in March 2016. As amended, this operating and revolving line of credit ("the Line of Credit") was decreased to $15.0 million, subject to customary borrowing base limitations and the maturity was extended to September 2018. Amounts outstanding under the Line of Credit bear variable interest. The Line of Credit contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months March 31,
	2018	2017
Net cash flows provided by (used in) operating activities	$(28,648)	$21,976
Net cash flows used in investing activities	(11,193)	(19,243)
Net cash flows provided by (used in) financing activities	31,325	(36,950)
Net change in cash and cash equivalents	(8,516)	(34,217)
Cash and cash equivalents, end of period	$69,290	$82,235
In the first three months of 2018, we used $28.6 million of cash from operations, compared to $22.0 million of cash generated in the first quarter of 2017. During the first three months of 2017, we received approximately $79.1 million related to the 2016 reinstatement of the BTC, of which $0.9 million was paid to our vendors and customers. We did not receive any payments of the 2017 BTC credits in the first quarter of 2018. In addition, during the first three quarters of 2018, approximately $35.9 million of operating cash was used to build up our inventories. Our net cash flows used in investing activity was impacted by a receipt of $4.0 million of insurance proceeds to cover the property losses related to the June 2017 fire at our Madison facility and payments of $16.8 million for our continued investments in our plant and office facilities. Financing activities were impacted primarily by net borrowings on revolving lines of credit of $40.5 million for the three months ended March 31, 2018, compared to net repayments of $31.9 million for the three months ended March 31, 2017. These incremental borrowings were offset by cash paid of $7.8 million to buy back shares of our common stock and $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes for the three months ended March 31, 2018.
Capital expenditures. During the three months ended March 31, 2018, our capital expenditures were $16.8 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston facilities. Our budgeted capital expenditures for the remainder of 2018 are approximately $45 million, which includes the repairs and upgrades at the Madison facility as well as further upgrades to other facilities, such as Grays Harbor, Seneca, Newton and Danville, among others.
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
Commodity Price Risk
Over the period from January 2014 through March 31, 2018, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.21 per gallon reported in January 2014 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $2.08 per gallon during this period. Over the period January 2014 to March 31, 2018, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.4427 per pound, or $3.32 per gallon of biodiesel, in March 2014 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.33329 per pound, or $2.50 per gallon. Over the period from January 2014 through March 31, 2018, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4050 per pound in May 2014 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2492 per pound during this period. Over the period from January 2014 through March 31, 2018, RIN prices (based on prices from OPIS) have ranged from a high of $1.26 in December 2016 to a low of $0.39 in September 2015, with sales prices averaging $0.81 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the three months of 2018. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First three months of 2018 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	135.2	gallons	10%	$(41.4)	16.6%
Total Lower Cost Feedstocks	651.2	pounds	10%	$(17.2)	6.9%
Total Canola Oil	142.6	pounds	10%	$(5.0)	2.0%
Total Soy Oil	72.0	pounds	10%	$(2.4)	1.0%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $21.6 million at March 31, 2018. A 10% adverse change in the price of CBOT Soybean Oil would have had a minimal negative effect on the fair value of these instruments of at March 31, 2018.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the nine months ended March 31, 2018 was 4.05%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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

Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, March 31, 2018. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended March 31, 2018 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries are a party to any material pending legal or governmental proceeding, nor is any of our property the subject of any material pending legal or governmental proceeding, except ordinary routine litigation arising in the ordinary course of our business and incidental to our business, none of which is expected to have a material adverse impact upon our business, financial position or results of operations.
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
The United States Congress could repeal, curtail or otherwise change RFS2 in a manner adverse to us. Similarly, the EPA could curtail or otherwise change RFS2 in a manner adverse to us, including reducing the RVO to the statutory minimum level of 1 billion gallons. The petroleum industry has generally been opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We cannot predict what changes will be instituted or the impact, if any, of these changes to our business
Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely affect our revenues, operating margins and financial condition.
In November of 2017, EPA finalized RVO volumes for advanced, cellulosic, and total renewable fuel for 2018 as well as biomass-based diesel for 2019. For the first time, EPA applied the full cellulosic waiver to reduce the total advanced volume nearly holding it static compared to the 2017 volume. Also for the first time, EPA held the volume for biomass-based diesel at 2.1 billion gallons, providing no growth from 2018 to 2019. In addition, the EPA has indicated (through the 2018/2019 final rule) that they are evaluating a required statutory reset of volumes for advanced, cellulosic, and total renewable fuel and intend to release a proposal after the 2019/2020 final rule. If the EPA reduces or maintains the advanced biofuel volume from the 2018 RVO and/or reduces the biomass-based diesel RVO for 2020, such changes would be expected to harm our business and profitability.
In 2017 the Governors of Pennsylvania, New Mexico, Texas, and Delaware petitioned the EPA for an RFS waiver claiming the RFS was severely harming the regional economy. All petitioning states were asked to submit additional information in order for the petitions to be further evaluated. To date, it is unclear if this has occurred. If additional required data is submitted, it is unclear how EPA will rule on these waiver requests. If the EPA reduces the RVOs as requested in the waivers, our business and profitability would be harmed.
The RFS has a small refinery waiver provision that allows certain small refiners to apply for an exemption of their RVO in select years. In prior years, under prior Administrations, there were few requests and even fewer exemptions granted. Under this Administration, the number of requests has significantly increased and the corresponding granting of waivers has also increased. Unfortunately, nearly all aspects of this process have been claim as Confidential Business Information (CBI) and very little is known about the number of applicants, the volume of renewable fuel being waived, or the number of waivers granted. Several members of the press have researched publicly available data and received details from unnamed EPA staff that indicate at least 30 applications have been submitted for the 2017 compliance year (with approximately 25 being granted). Since 2016, approximately 40 waivers have been granted in total. Net RIN demand impact of Small Refinery Exemptions is unknown, but is estimated to be 5-8% of 2017 volumes, effectively reducing the required RINs by that amount  which would harm our business and profitability. Additional waivers granted for the 2018 compliance year would further reduce demand for RINs.
On a state level, California has adopted the California Low Carbon Fuel Standard, ("LCFS"), which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI"), score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider, generally the fuel’s producer or importer, the (“Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded between Regulated Parties. We receive LCFS credits when we sell qualified biomass-based diesel in California. The California Air Resources Board is looking at making changes to the underlying program: increasing the reductions in greenhouse gas emissions from 10% below to 20% below the baseline and by lengthening the timeframe from 2020 to 2030.  Should that proposal be ratified as expected, it could result in less near term demand for LCFS credits, as the compliance timeline increases to 2030, and, therefore, would adversely affect our revenue.  On the other hand, by ultimately increasing the amount of emissions that need to be reduced in state by 2030, the long term demand for LCFS credits should increase which would positively  impact the business in the long run by requiring increased usage of biomass based diesel (in order to meet compliance) in the state.

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
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The 2017 BTC was retroactively reinstated on February 9, 2018, resulting in a $205 million estimated net benefit to our Adjusted EBITDA for the year ended December 31, 2017. As of March 31, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, our net income and Adjusted EBITDA for business conducted in the first quarter of 2018 would increase by approximately $43 million. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our financial results.
State
Several states have enacted tax incentives for the use of biodiesel and/or biomass-based diesel. For example, we derive a significant portion of our revenues from operations in the State of Illinois. Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of 11% biodiesel (B11). State budget or other considerations could cause the modification or elimination of the tax incentive programs of Illinois and other states. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

Increased industry-wide production of biomass-based diesel, including co-processing as a result of existing excess production capacity, could harm our financial results.
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

In addition to filling the biomass-based diesel obligation, these particular RINs may also be used to help meet the total Advanced obligation. In the past, production of other advanced biofuel (cellulosic, sugarcane ethanol, co-processed renewable diesel, etc.) have been minimal. In the event that market conditions are favorable for any one or all of these other advanced fuels, the demand for biomass-based diesel RINs in excess of the biomass-based diesel RVO could be diminished, adversely affecting RIN values and demand.

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
H.R. 1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”), was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and our results of operations in the period issued.
The Tax Legislation requires complex computations not previously provided for in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Legislation and the accounting for such provisions require accumulation of information not previously required or regularly produced by companies. As a result, we have provided a provisional estimate on the effect of the Tax Legislation in our financial statements. Our tax obligations and effective tax rate may be materially affected by a range of factors, including additional regulatory guidance being issued by applicable taxing authorities, accounting treatment being clarified, our additional analysis on the application of the law to our business and our continuous refinement of estimates in calculating the effect of the Tax Legislation on our final analysis, which will be recorded in the period completed, and which may differ from our current provisional amounts.

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
Energy prices, particularly the market price for crude oil, are volatile. Excluding the impact of the BTC, the average price at which we sold our biomass-based diesel increased from $2.94 per gallon in the first quarter of 2017 to $3.18 per gallon in the first quarter of 2018. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.68 to $0.91 per RIN during the first quarter of 2018. RIN prices started the quarter at $0.82 and fell to $0.64 at the end of the quarter. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels, RINs correspondingly came down in value. The decrease in RIN Value towards the end of the first quarter of 2018 was mainly attributable to market uncertainty related to a possible ethanol RIN cap or other Administration intervention and most recently, the EPA's approval of record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. In 2017, RIN prices ranged from $0.79 per RIN and climbed to a high of $1.17. In previous years, there was also significant volatility in RIN prices. In 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption that the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if these emerging technologies that compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel.
At elevated feedstock price levels, certain feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers. In addition, we generally are unable to enter into forward contracts at fixed prices for some of our feedstocks, such as animal fat, because markets for these feedstocks are less developed.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of biomass-based diesel, a common inedible animal fat used by us to make biomass-based diesel, was $1.28 in 2016, $1.20 in 2017 and $1.76 in the first three months of 2018, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.73 in 2016, $0.64 in 2017 and $0.72 in the first three months of 2018, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For the periods from 2015 to 2017, approximately 85%,72% and 73%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 28% and 27%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability could be harmed.

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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 5%, 8% and 8% of our revenues in the first quarter of 2018, 2017 and 2016, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 2%, 9% and 9% of our total sales in the first three months of 2018, 2017 and 2016, respectively, based on the OPIS average RIN and LCFS price for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and other natural disasters which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its input and output are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and a fire at our Madison facility in June 2017. As a result of these fires, the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
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
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an antidumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("USITC"), arguing that Argentinean and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition comprises of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the USITC agreed to proceed with an investigation regarding this matter. In relation to this antidumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina, which would allow for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. The Coalition found that imports of biodiesel from Argentina had jumped 144.5% since the March 2017 petition was filed. In December 2017, the USITC voted 4-0 affirming countervailing duty rates of 34% to 72%. The Department of Commerce issued a final determination effective March 1, 2018 affirming the agency’s earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S. Final anti-dumping rates were set at 60% to 267%.
A final vote by the USITC was held on April 3, 2018, which concluded these proceedings. The USITC determined that a U.S. industry is materially injured by reason of imports of biodiesel from Argentina and Indonesia that the U.S. Department of Commerce has determined are sold in the United States at less than fair value. As a result of the USITC’s affirmative determinations, the U.S. Department of Commerce issued antidumping duty orders on imports of this product from Argentina and Indonesia. The USITC also made a negative finding concerning critical circumstances with regard to imports of this product from Argentina. As a result, imports of biodiesel from Argentina are not subject to retroactive antidumping duties.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2015 to mid-2016 we saw huge drops in diesel prices in the U.S. However, the last half of 2016 diesel started to trend upward. These movements can be drastic and unpredictable. In addition, U.S. oil production in the Bakkens has had a significant impact on tank car availability and prices. If the production from this area increases, the demand for railcars increase and will significantly increase rail car prices. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers. If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected.
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

Our ability to recognize the benefit of our acquisition of two biodiesel production facilities in Germany, or any other international operations we may invest in the future, will require the attention of management and is subject to a number of risks. Our experience operating a biorefinery outside of the United States is limited. In addition, while the biodiesel market in Europe benefits from regulations that encourage the use of biodiesel, these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	protecting and enforcing our intellectual property rights;

•	difficulties in the assimilation and retention of employees;

•	the inability to extend proprietary rights in our technology into new jurisdictions;

•	currency exchange rate fluctuations;

•	general economic and political conditions in foreign jurisdictions;

•	foreign tax consequences;

•	foreign exchange controls or changes to U.S. tax laws in respect of repatriating income earned in countries outside the United States;

•	political, economic and social instability;

•	higher costs associated with doing business internationally; and

•	export or import regulations as well as trade and tariff restrictions.
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
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We also own one non-operational plant near Atlanta, Georgia. If we decide to permanently idle or abandon development of these facilities or any other facilities or assets, we are likely to incur significant cash expenses, as well as substantial non-cash charges for impairment of those assets. In the fourth quarter of 2016 we recorded an impairment charge of $15.6 million, reflecting the difference between the carrying amount associated with the partially constructed Emporia facility and the estimated salvage value due to the probability that construction of this facility will not be completed in the near term. For the same reason, in the fourth quarter of 2017, we recorded an impairment charge of $44.6 million, reflecting the difference between the carrying amount associated with the partially constructed New Orleans facility and the estimated salvage value.

We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel business.
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable diesel production capacity in Asia and Europe and Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable diesel plant and plans to expand the capacity to 275 million gallons. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
We are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and continuously evolving, requiring us to periodically update our compliance systems. Recently, the EPA implemented a quality assurance program and regulations related to the generation and sale of biomass-based diesel RINs. Compliance with these or any new regulations or Obligated Party verification procedures under RFS2 could require significant expenditures to attain and maintain compliance. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California recently adopted regulations that limit the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

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
At March 31, 2018, our total term debt before debt issuance costs was $232.8 million. This includes $117.0 million aggregate carrying value on our $152.0 million face amount, 4.00% convertible senior notes due in June 2036, the "2036 Convertible Senior Notes", and $64.5 million aggregate carrying value on our $67.5 million face value, 2.75% convertible senior notes due in June 2019, the "2019 Convertible Senior Notes". We also have short-term debt obligations under revolving credit agreements provided by certain banks. At March 31, 2018, borrowings of $105.5 million had been made under our revolving lines of credit. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2036 Convertible Senior Notes and 2019 Convertible Senior Notes, depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance the 2036 Convertible Senior Notes, the 2019 Convertible Senior Notes or our other existing indebtedness or future indebtedness will depend on conditions in capital markets and our financial condition prior to maturity of the indebtedness.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2018, we had $56.6 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We are subject to counterparty risk with respect to the capped call transactions that we entered into in connection with the issuance of our 2019 Convertible Senior Notes.
In connection with the issuance of our 2019 Convertible Senior Notes, we entered into privately-negotiated capped call transactions with various counterparties. The counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with such option counterparty. Our exposure will depend on many factors, but generally, an increase in our exposure will be correlated to an increase in the market price and volatility of shares of our common stock. In addition, upon a default by any option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to repurchase the convertible notes.
Holders of the 2019 or 2036 Convertible Senior Notes will have the right to require us to repurchase their 2019 or 2036 Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
Holders of the 2036 Convertible Senior Notes will also have the right to require us to repurchase their notes on each of June 15, 2021, June 15, 2026 and June 15, 2031 at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
In addition, upon conversion of the 2019 or 2036 Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2019 or 2036 Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2019 or 2036 Convertible Notes upon a fundamental change or to settle conversion of the 2019 or 2036 Convertible Senior Notes in cash.
In addition, our ability to repurchase the 2019 or 2036 Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2019 or 2036 Convertible Senior Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture governing the 2019 or 2036 Convertible Senior Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes.

Certain provisions in the indenture governing the 2019 or 2036 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2019 or 2036 Convertible Senior Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2019 or 2036 Convertible Senior Notes will have the right to require us to repurchase their 2019 or 2036 Convertible Senior Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2019 or 2036 Convertible Senior Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2019 or 2036 Convertible Senior Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of March 31, 2018, availability under the M&L and Services Revolver was approximately $51.6 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries, who are the borrowers under M&L and Services Revolver, would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of March 31, 2018, our consolidated fixed charge coverage ratio was approximately 1.4 which was above the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0x unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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

If we fail to maintain effective internal controls over financial reporting, we might not be able to report our financial results accurately or prevent fraud. In that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2018 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In December 2017, the Company's board of directors approved a repurchase program (the ("Program") of up to $75.0 million of the Company's 2.75% Convertible Senior Notes due 2019 and/or shares of common stock. Under the Program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The Program is open-ended and the timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the three months ended March 31, 2018, the Company repurchased 641,601 shares of Common Stock for $7.8 million under this program. The repurchases during the three months ended March 31, 2018 were as follows.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
January 1, 2018 to January 31, 2018	—	$—	—	$75,000,000
February 1, 2018 to February 28, 2018	—	$—	—	$75,000,000
March 1, 2018 to March 31, 2018	641,601	$12.2	641,601	$60,500,000
Total	641,601	$12.2	641,601	$60,500,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1#	Form of Performance-Based Restricted Stock Unit Award Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
# Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated:	May 4, 2018	By:	/s/ Randolph L. Howard
Randolph L. Howard
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 4, 2018	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 4, 2018	By:	/s/ Chad A. Baker
Chad A. Baker
Controller (Principal Accounting Officer)