Form 10-Q
period 2018-06-30
Renewable Energy Group, Inc.
filed 2018-08-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of July 31, 2018, the registrant had 37,258,737 shares of Common Stock outstanding.

2

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,775	$77,627
Accounts receivable, net	91,248	90,648
Inventories	141,736	135,547
Prepaid expenses and other assets	45,294	51,880
Total current assets	500,053	355,702
Property, plant and equipment, net	591,265	587,397
Goodwill	16,080	16,080
Intangible assets, net	25,944	27,127
Investments	12,153	12,250
Other assets	7,275	7,040
TOTAL ASSETS	$1,152,770	$1,005,596
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$7,844	$65,525
Current maturities of long-term debt	176,746	13,397
Accounts payable	120,733	84,608
Accrued expenses and other liabilities	31,549	39,187
Deferred revenue	161	2,218
Total current liabilities	337,033	204,935
Unfavorable lease obligation	2,823	3,388
Deferred income taxes	8,430	8,192
Long-term contingent consideration for acquisitions	3,311	8,849
Long-term debt (net of debt issuance costs of $4,592 and $6,627, respectively)	31,006	208,536
Other liabilities	3,379	4,114
Total liabilities	385,982	438,014
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 37,258,737 and 38,837,749 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	495,532	515,452
Retained earnings	383,167	134,928
Accumulated other comprehensive income	(826)	278
Treasury stock (11,498,350 and 9,363,166 shares outstanding, respectively)	(111,090)	(83,081)
Total equity	766,788	567,582
TOTAL LIABILITIES AND EQUITY	$1,152,770	$1,005,596
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES:
Biomass-based diesel sales	$551,109	$455,928	$825,870	$799,664
Separated RIN sales	26,186	67,349	73,365	124,674
Biomass-based diesel government incentives	915	10,821	366,200	27,762
	578,210	534,098	1,265,435	952,100
Other revenue	1,940	1,005	3,967	1,896
	580,150	535,103	1,269,402	953,996
COSTS OF GOODS SOLD:
Biomass-based diesel	510,380	468,407	916,189	822,258
Separated RINs	11,011	34,218	43,748	80,847
Other costs of goods sold	1,138	1,024	2,276	2,154
	522,529	503,649	962,213	905,259
GROSS PROFIT	57,621	31,454	307,189	48,737
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,512	22,812	56,166	45,719
RESEARCH AND DEVELOPMENT EXPENSE	2,485	3,181	9,083	6,779
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	—	1,341	—	1,341
INCOME (LOSS) FROM OPERATIONS	30,624	4,120	241,940	(5,102)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	7,129	24	8,669	(565)
Change in fair value of convertible debt conversion liability	—	(32,546)	—	(32,718)
Gain on debt extinguishment	2,337	—	2,105	—
Gain on involuntary conversion	454	—	4,454	—
Other income (loss), net	2,066	32	3,279	(288)
Interest expense	(4,925)	(4,479)	(9,576)	(9,015)
	7,061	(36,969)	8,931	(42,586)
INCOME (LOSS) BEFORE INCOME TAXES	37,685	(32,849)	250,871	(47,688)
INCOME TAX EXPENSE	(3,835)	(1,960)	(2,632)	(3,035)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	33,850	(34,809)	248,239	(50,723)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	894	—	6,256	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$32,956	$(34,809)	$241,983	$(50,723)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.88	$(0.90)	$6.35	$(1.31)
DILUTED	$0.78	$(0.90)	$5.94	$(1.31)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	37,413,387	38,679,849	38,112,531	38,639,672
DILUTED	42,079,944	38,679,849	40,713,114	38,639,672
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$33,850	$(34,809)	$248,239	$(50,723)
Foreign currency translation adjustments	(1,823)	2,630	(1,104)	3,181
Other comprehensive income	(1,823)	2,630	(1,104)	3,181
Comprehensive income (loss) attributable to the Company	$32,027	$(32,179)	$247,135	$(47,542)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 35,442 shares of treasury stock purchased)	131,893	—	—	—	—	(638)	—	(638)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—		2,996	—	—	—	—	2,996
Other comprehensive income	—	—	—	—	3,181	—	—	3,181
Net loss	—	—	—	(50,723)	—	—	—	(50,723)
BALANCE, June 30, 2017	38,685,306	$5	$483,631	$163,284	$(2,570)	$(82,462)	$—	$561,888
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$—	$567,582
Conversion of restricted stock units to common stock (net of 140,646 shares of treasury stock purchased)	276,832	—	—	—	—	(2,137)	—	(2,137)
Settlement of stock appreciation rights in common stock (net of 42,594 shares of treasury stock purchased)	97,012	—	(95)	—	—	(657)	—	(752)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Convertible debt extinguishment impact (net of tax impact of $2,335)	—	—	(24,074)	—	—	—	—	(24,074)
Treasury stock purchases	(1,937,844)	—	—	—	—	(25,048)	—	(25,048)
Stock compensation expense	—	—	3,997	—	—	—	—	3,997
Other comprehensive loss	—	—	—	—	(1,104)	—	—	(1,104)
Net income	—	—	—	248,239	—	—	—	248,239
BALANCE, June 30, 2018	37,258,737	$5	$495,532	$383,167	$(826)	$(111,090)	$—	$766,788
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$248,239	$(50,723)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	17,983	16,946
Amortization expense of assets and liabilities, net	1,128	890
Gain on involuntary conversion	(4,454)	—
Accretion of convertible note discount	2,651	2,685
Change in fair value of contingent consideration	(8,669)	565
Change in fair value of convertible debt conversion liability	—	32,718
Gain on sale of assets	(977)	—
Gain on debt extinguishment	(2,105)	—
Provision for doubtful accounts	144	202
Impairment of long-lived assets	—	1,341
Stock compensation expense	3,997	2,996
Deferred tax expense	2,584	2,350
Other operating activities	(360)	54
Changes in assets and liabilities:
Accounts receivable, net	(1,025)	97,978
Inventories	(6,625)	11,638
Prepaid expenses and other assets	7,715	(50,926)
Accounts payable	42,619	(24,558)
Accrued expenses and other liabilities	451	(18,798)
Deferred revenue	(2,058)	(26,844)
Net cash flows provided by (used in) operating activities	301,238	(1,486)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts for involuntary conversion	4,454	—
Cash receipts of restricted cash	—	4,000
Cash paid for purchase of property, plant and equipment	(29,180)	(32,037)
Cash receipts for sale of assets	1,599	—
Cash paid for acquisitions and additional interests, net of cash acquired	—	(3,518)
Cash paid for investments	—	(816)
Net cash flows used in investing activities	(23,127)	(32,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	(57,288)	16,125
Borrowings on other lines of credit	28,477	3,278
Repayments on other lines of credit	(28,712)	(3,000)
Cash received from notes payable	10,933	—
Cash paid on notes payable	(53,313)	(4,038)
Cash paid for debt issuance costs	(249)	(703)
Cash paid for treasury stock	(25,048)	—
Cash paid for contingent consideration settlement	(5,659)	(7,678)
Cash received on partial termination of capped call options	85	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(2,889)	—
Net cash flows provided by (used in) financing activities	(133,663)	3,984
NET CHANGE IN CASH AND CASH EQUIVALENTS	144,448	(29,873)
CASH AND CASH EQUIVALENTS, Beginning of period	77,627	116,210
Effect of exchange rate changes on cash	(300)	1,254
CASH AND CASH EQUIVALENTS, End of period	$221,775	$87,591
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2018	June 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$613	$214
Cash paid for interest	$6,694	$5,560
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$1,511	$3,166
Debt issuance cost	$—	$94
Accruals of insurance proceeds related to impairment of property, plant and equipment	$—	$1,846

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2018 and 2017
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
As of June 30, 2018, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. REG also has one feedstock processing facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on February 9, 2018 for the fiscal year 2017, but was not reinstated for 2018 and accordingly we are currently operating without the benefit of the BTC. It is uncertain whether the BTC will be reinstated to apply to 2018. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. For the six months ended June 30, 2018, the Company has recognized receivables of $365,155 from the federal government and of $16,688 from customers related to the 2017 biodiesel mixture excise tax credit. Through June 30, 2018, the Company has received approximately $364,927 of the $365,155 receivable from the federal government and $12,062 from customers related to the 2017 biodiesel mixture excise tax credit.
Renewable Identification Numbers ("RINs")
When the Company produces and sells a gallon of biomass-based diesel, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with the Renewable Fuel Standard ("RFS2"). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biomass-based diesel. As a result, a portion of the selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel production sales.
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
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At June 30, 2018 and December 31, 2017, the Company held no LCFS credits purchased from third parties.
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
In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. In 2017, the Company impaired fixed assets with a total net book value of approximately $2,671 as a result of the fire in June 2017. To date, the Company received payments in the amounts of $12,454 and $9,484 to cover costs incurred for property losses and business interruption, respectively.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). The embedded conversion option was initially accounted for as an embedded derivative liability as the Company could not elect to issue shares of common stock upon conversion of the 2036 Convertible Senior Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Senior Notes unless the Company received stockholder approval for such issuance. On December 8, 2017, at the special meeting of stockholders, the Company obtained approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option, valued at $45,933 and net of tax of $18,025, was reclassified into Additional Paid-in Capital at December 8, 2017. See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three months ended June 30, 2018, the Company used $41,763 to repurchase $24,500 principal amount of the 2036 Convertible Senior Notes. See " Security Repurchase Programs" below.
Capped Call Transaction
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Senior Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Senior Notes. The impact of these transactions, net of tax, was reflected as an addition/reduction to Additional Paid-in Capital as presented in the Consolidated Statements of Stockholders' Equity.

Security Repurchase Programs
In December 2017, the Company's board of directors approved a repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock. Under the program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the six months ended June 30, 2018, the Company repurchased 1,937,844 shares of Common Stock for $25,048 under this program. In addition, the Company used $41,763 to repurchase $24,500 principal amount of the 2036 Convertible Senior Notes and $6,689 to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes.
In June 2018, the Company's board of directors approved another repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock. Under the program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. No repurchases were made under this program during the second quarter of 2018.
Research and Development
Research and development ("R&D") costs are charged to expense as incurred. In process research and development ("IPR&D") assets acquired in connection with acquisitions are recorded on the Condensed Consolidated Balance Sheets as intangible assets.
Revenue Recognition
In the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company has generally a single performance obligation in its arrangements with customers. The Company believes for most of its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses. The implementation of the new standard did not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.
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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segment
Three months ended June 30, 2018	Biomass-based Diesel	Services	Renewable Chemicals	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$484,150	$—	$—	$6,103	$(16,737)	$473,516
Petroleum diesel sales	—	—	—	47,070	—	47,070
Other biomass-based diesel revenue	30,523	—	—	—	—	30,523
Separated RIN sales	26,186	—	—	—	—	26,186
Other revenues	—	17,523	1,063	—	(16,646)	1,940
Total revenues from contracts with customers	$540,859	$17,523	$1,063	$53,173	$(33,383)	$579,235
Biomass-based diesel government incentives	915	—	—	—	—	915
Total revenues	$541,774	$17,523	$1,063	$53,173	$(33,383)	$580,150

	Reportable Segment
Six months ended June 30, 2018	Biomass-based Diesel	Services	Renewable Chemicals	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$648,369	$—	$—	$9,682	$(32,448)	$625,603
Petroleum diesel sales	—	—	—	118,034	—	118,034
Other biomass-based diesel revenue	82,233	—	—	—	—	82,233
Separated RIN sales	73,365	—	—	—	—	73,365
Other revenues	—	52,738	2,923	—	(51,694)	3,967
Total revenues from contracts with customers	$803,967	$52,738	$2,923	$127,716	$(84,142)	$903,202
Biomass-based diesel government incentives	366,200	—	—	—	—	366,200
Total revenues	$1,170,167	$52,738	$2,923	$127,716	$(84,142)	$1,269,402

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

June 30, 2018
Accounts receivable	$91,020
Short-term contract liabilities (deferred revenue)	$(161)
Short-term contract liabilities (accounts payable)	$(40,935)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors throughout the year to capture the credit when or if reinstated. The impacts of the agreements with customers are recorded as contract liabilities in accounts payable and as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to

Biomass-based diesel costs of goods sold on the Condensed Consolidated Statements of Operations. Significant changes to the contract liabilities during the three and six months ended June 30, 2018 are as follows:

	April 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2018
Deferred revenue	$1,740	$3,296	$4,872	$(3)	$161
Payables to customers related to BTC	150,776	(109,841)	—	—	40,935
	$152,516	$(106,545)	$4,872	$(3)	$41,096

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2018
Deferred revenue	$2,218	$13,803	$15,857	$(3)	$161
Payables to customers related to BTC	—	(109,841)	(144,944)	5,832	40,935
	$2,218	$(96,038)	$(129,087)	$5,829	$41,096

New Accounting Standards
On February 25, 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein. The Company is finalizing its lease population as of January 1, 2017 and continuing to assess all potential impacts of the standard. The Company plans to apply a modified retrospective transition approach to each applicable lease that exists at January 1, 2017 as well as leases entered after this date.
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
On July 19, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which addresses certain aspects of the new leases standard, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments have the same effective date and transition requirements as the ASU 2016-02. The Company is evaluating the impact of this guidance on its consolidated financial statements.
On July 31, 2018, the FASB issued ASU 2018-11, Codification Improvements to Topic 842, Leases, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments have the same effective date and transition requirements as the ASU 2016-02. The Company is evaluating the impact of this guidance on its consolidated financial statements, but anticipates that it will adopt this new transition method.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company is still evaluating the impact on its consolidated financial statements.

On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which became effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries (the “transition tax”), and enacted additional international tax provisions, including a minimum tax on global intangible low-taxed income (“GILTI”) and a new base erosion anti-abuse tax (“BEAT”). The Company recorded a provisional non-cash tax benefit of $13,712 in the fourth quarter of 2017. The Company finalized its accounting for the transition tax during the quarter ended March 31, 2018, and has incorporated the impact of the other Tax Legislation provisions effective for 2018 and beyond within the financial statements.
On February 28, 2018, the FASB issued ASU 2018-03, which makes technical corrections to certain aspects of ASU 2016-16 (on recognition of financial assets and financial liabilities), including equity securities without a readily determinable fair value (discontinuation and adjustments); forward contracts and purchased options; presentation requirements for certain fair value option liabilities; fair value option liabilities denominated in a foreign currency and transition guidance for equity securities without a readily determinable fair value. For public business entities, the amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt the amendments until the interim period beginning after June 15, 2018. The Company is still evaluating the impact of this guidance on its consolidated financial statements, but does not expect the impact to be significant.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a seven-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of June 30, 2018, the Company has recorded a contingent liability of $2,527, approximately $1,663 of which has been classified as current on the Condensed Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date:

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$54,604	$39,975
Work in process	3,950	3,523
Finished goods	83,182	92,049
Total	$141,736	$135,547
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2018	December 31, 2017
Commodity derivatives and related collateral, net	$4,674	$1,610
Prepaid expenses	21,414	11,733
Deposits	1,915	2,899
RIN inventory	10,195	27,028
Taxes receivable	5,103	6,356
Other	1,993	2,254
Total	$45,294	$51,880
RIN inventory values were adjusted in the amounts of $2,317 and $2,629 at June 30, 2018 and December 31, 2017, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	June 30, 2018	December 31, 2017
Spare parts inventory	$2,700	$2,764
Catalysts	2,410	2,962
Deposits	381	381
Other	1,784	933
Total	$7,275	$7,040

NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2018
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,630)	$3,600	7.5 years
Renewable diesel technology	8,300	(2,259)	6,041	11.0 years
Ground lease	200	(149)	51	3.4 years
Acquired customer relationships	2,900	(831)	2,069	7.1 years
In-process research and development	15,956	(1,773)	14,183	13.3 years
Total intangible assets	$33,586	$(7,642)	$25,944

	December 31, 2017
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Raw material supply agreement	$6,230	$(2,408)	$3,822	8.0 years
Renewable diesel technology	8,300	(1,983)	6,317	11.5 years
Ground lease	200	(141)	59	3.9 years
Acquired customer relationships	2,900	(686)	2,214	7.6 years
In-process research and development	15,956	(1,241)	14,715	13.8 years
Total intangible assets	$33,586	$(6,459)	$27,127
The Company recorded intangible amortization expense of $593 and $1,183 for the three and six months ended June 30, 2018 and $585 and $1,169 for the three and six months ended June 30, 2017, respectively.
The estimated intangible asset amortization expense for the remainder of 2018 through 2023 and thereafter is as follows:

July 1, 2018 through December 31, 2018	$1,187
2019	2,382
2020	2,389
2021	2,395
2022	2,388
2023	2,395
2024 and thereafter	12,808
Total	$25,944

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	June 30, 2018	December 31, 2017
4.00% Convertible Senior Notes, $127,500 face amount, due in June 2036	$98,716	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	65,113	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	10,212	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	6,613	8,189
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	17,116	6,183
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	—	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,162	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,307	7,400
Other	105	179
Total term debt before debt issuance costs	212,344	228,560
Less: Current portion of long-term debt	176,746	13,397
Less: Debt issuance costs (net of accumulated amortization of $3,633 and $3,510, respectively)	4,592	6,627
Total long-term debt	$31,006	$208,536

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

Prior to December 15, 2035, the 2036 Convertible Senior Notes will be convertible only upon satisfaction of certain conditions and during certain periods as stipulated in the indenture. On or after December 15, 2035 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2036 Convertible Senior Notes may convert their notes at any time. The 2036 Convertible Senior Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The Company may not redeem the 2036 Convertible Senior Notes prior to June 15, 2021. Holders of the 2036 Convertible Senior Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest on each of June 15, 2021, June 15, 2026 and June 15, 2031. Holders of the 2036 Convertible Senior Notes will have the right to require the Company to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest upon the occurrence of certain fundamental changes. The initial conversion rate is 92.8074 common shares per $1,000 (one thousand) principal amount of 2036 Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.78 per common share).

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of June 30, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at June 30, 2018.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036.

The Company evaluated the terms of the conversion features under the applicable accounting literature, including Derivatives and Hedging, ASC 815, and determined that a certain feature required separate accounting as a derivative. This derivative was initially recorded as a long-term liability, "Convertible Debt Conversion Liability", on the Condensed Consolidated Balance Sheets and was adjusted to reflect fair value each reporting date. The fair value of the convertible debt conversion liability at issuance was $40,145. On December 8, 2017, at the Company's Special Meeting of Stockholders, the Company obtained the approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, on December 8, 2017, the Convertible Debt Conversion Liability was remeasured at fair value at $45,933 and was then reclassified into equity. The debt liability component of 2036 Convertible Senior Notes was determined to be $111,855 at issuance, reflecting a debt discount of $40,145. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of July 15, 2025. The loan requires monthly principal payments and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At June 30, 2018, the effective interest rate on the amount borrowed under this Construction Loan Agreement was 5.50% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allowed REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At June 30, 2018, the effective interest rate on the amount borrowed under this Loan Agreement was 6.00% per annum.

REG Capital

In December 2017, REG Capital, LLC ("REG Capital") entered into a mortgage refinancing loan agreement ("Mortgage
Refinancing Loan Agreement") with First National Bank to refinance existing mortgages on our office buildings in Ames, IA.
The outstanding principal under the Mortgage Refinancing Loan Agreement is $7,307 with a maturity date of January 3,
2028. The loan requires monthly principal payments and bears a fixed interest rate of 3.99% per annum.

Lines of Credit
The following table shows the Company's lines of credit:

	June 30, 2018	December 31, 2017
Amount outstanding under lines of credit	$7,844	$65,525
Maximum available to be borrowed under lines of credit	$113,895	$60,839
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

In March 2018, REG Energy Services, LLC ("REG Energy Services") amended its operating and revolving line of credit agreement with Bankers Trust Company (“Bankers Trust”) that was entered in March 2016. As amended, this operating and revolving line of credit ("the Energy Services Line of Credit") was decreased to $15,000, subject to customary borrowing base limitations and the maturity was extended to September 2018. Amounts outstanding under the Energy Services Line of Credit bear variable interest as stipulated in the agreement. The Energy Services Line of Credit contains various loan covenants that restrict REG Energy Services’ ability to take certain actions, including prohibiting it in certain circumstances from making payments to the Company. In addition, the Energy Services Line of Credit is secured by substantially all of REG Energy Services’ accounts receivable and inventory.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At June 30, 2018, the nominal interest rates ranged from 1.50% to 4.24% per annum.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil) and CBOT Soybean Oil (previously referred to as soybean oil) futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2018, the net notional volumes of NY Harbor ULSD and CBOT Soybean Oil covered under the open commodity derivative contracts were approximately 100 million gallons and 202 million pounds, respectively.
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

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$4,664	$3,162	$812	$8,001
Cash collateral	3,172	—	8,799	—
Total gross amount recognized	7,836	3,162	9,611	8,001
Gross amounts offset	(3,162)	(3,162)	(8,001)	(8,001)
Net amount reported in the condensed consolidated balance sheets	$4,674	$—	$1,610	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(12,909)	$9,758	$(15,347)	$18,047
NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$1,502	$10	$1,492	$—
Contingent considerations for acquisitions	(20,065)	—	—	(20,065)
	$(18,563)	$10	$1,492	$(20,065)

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,189)	$(3,742)	$(3,447)	$—
Contingent considerations for acquisitions	(34,393)	—	—	(34,393)
	$(41,582)	$(3,742)	$(3,447)	$(34,393)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2018	2017
Balance at beginning of period, January 1	$34,393	$46,568
Change in estimates included in earnings	(1,540)	589
Settlements	(2,813)	(3,980)
Balance at end of period, March 31	30,040	43,177
Change in estimates included in earnings	(7,129)	(24)
Settlements	(2,846)	(3,698)
Balance at end of period, June 30	$20,065	$39,455
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2018		As of December 31, 2017
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(220,188)	$(412,214)	$(294,085)	$(273,983)

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
Convertible debt conversion liability: The fair value of the convertible debt conversion liability is estimated using the Black-Scholes model incorporating the terms and conditions of the 2036 Convertible Senior Notes and considering changes in the prices of the Company's common stock, Company stock price volatility, risk-free rates and changes in market rates. The valuations are, among other things, subject to changes in the Company's credit worthiness as well as change in general market conditions. As the majority of the assumptions used in the calculations are based on market sources, the fair value of the convertible conversion liability is reflected in Level 2.
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Stock appreciation rights	347	1,297,282	240,303	1,446,618
2019 Convertible Senior Notes	4,358,629	5,567,112	5,178,146	5,567,112
2036 Convertible Senior Notes	10,087,669	14,106,725	11,574,051	14,106,725
Total	14,446,645	20,971,119	16,992,500	21,120,455
The following table presents the calculation of diluted net income (loss) per share:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income (loss) attributable to the Company’s common stockholders - Basic	$32,956	$(34,809)	$241,983	$(50,723)
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$32,956	$(34,809)	$241,983	$(50,723)
Shares:
Weighted-average shares used to compute basic net income per share	37,413,387	38,679,849	38,112,531	38,639,672
Adjustment to reflect conversion of convertible notes	4,333,570	—	2,377,998	—
Adjustment to reflect stock appreciation right conversions	332,987	—	222,585	—
Weighted-average shares used to compute diluted net income per share	42,079,944	38,679,849	40,713,114	38,639,672
Net income (loss) per share attributable to common stockholders:
Diluted	$0.78	$(0.90)	$5.94	$(1.31)
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at June 30, 2018 and for the year ended December 31, 2017 are composed of Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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
The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $43,369 and $89,725 and $41,473 and $95,025 for the three and six months ended June 30, 2018 and 2017, respectively)	$541,774	$532,527	$1,170,167	$922,632
Services	17,523	20,922	52,738	43,755
Renewable Chemicals	1,063	1,002	2,923	1,830
Corporate and Other	53,173	39,366	127,716	77,138
Intersegment revenues	(33,383)	(58,714)	(84,142)	(91,359)
	$580,150	$535,103	$1,269,402	$953,996
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's loss of ($1,078) and ($5,689) and ($2,092) and ($1,332) for the three and six months ended June 30, 2018 and 2017, respectively)	$32,394	$4,323	$247,964	$(6,392)
Services	(267)	(267)	4,757	(377)
Renewable Chemicals	(6,291)	(4,828)	(13,775)	(9,835)
Corporate and Other	11,849	(32,077)	11,925	(31,084)
	$37,685	$(32,849)	$250,871	$(47,688)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $570 and $1,367 and $788 and $1,474, for the three and six months ended June 30, 2018, respectively)	$8,427	$7,830	$16,731	$15,570
Services	357	251	685	482
Renewable Chemicals	394	384	789	769
Corporate and Other	440	508	906	1,015
	$9,618	$8,973	$19,111	$17,836
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $288 and $701 and $1,227 and $2,395, for the three and six months ended June 30, 2018 and 2017 respectively)	$11,447	$13,517	$27,049	$29,398
Services	911	938	1,763	1,520
Renewable Chemicals	—	—	335	7
Corporate and Other	—	946	33	1,112
	$12,358	$15,401	$29,180	$32,037

	June 30, 2018	December 31, 2017
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $53,768 and $55,761, respectively)	$955,055	$898,180
Services	61,040	55,581
Renewable Chemicals	19,501	21,168
Corporate and Other	389,652	386,590
Intersegment eliminations	(272,478)	(355,923)
	$1,152,770	$1,005,596

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenues:
United States	$534,110	$477,769	$1,175,034	$843,110
Germany	43,369	41,473	89,725	95,025
Other Foreign	2,671	15,861	4,643	15,861
Non-United States	46,040	57,334	94,368	110,886
	$580,150	$535,103	$1,269,402	$953,996

	June 30, 2018	December 31, 2017
Long-lived assets:
United States	$570,921	$566,028
Germany	19,734	20,689
Other Foreign	610	680
	$591,265	$587,397
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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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

During the three and six months ended June 30, 2018, we sold 172 million and 307 million total gallons of fuel, including 13 million and 21 million gallons of biomass-based diesel that we purchased from third parties and resold, 12 million and 24 million biomass-based diesel gallons produced by REG Germany and 22 million and 58 million petroleum-based diesel gallons. During 2017, we sold 587 million gallons of fuel, which included 52 million biomass-based gallons we purchased from third parties, 38 million biomass-based diesel gallons produced by REG Germany and 83 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production facilities:

•	a 30 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

•	purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third-party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of glycerin, free fatty acids and other co-products of the biomass-based diesel production process. In 2017 and for the six months ended June 30, 2018, our revenues from the sale of co-products were approximately five percent of our total Biomass-based Diesel segment revenues. For the three and six months ended June 30, 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than ten percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At June 30, 2018, we had approximately 25.3 million biomass-based diesel RINs and 2.2 million advanced biofuel RINs available to be sold, as compared to 37.8 million biomass-based diesel RINs and 1.2 million advanced biofuel RINs held for sale at December 31, 2017. According to the Oil Pricing Information System ("OPIS"), the median closing price at June 30, 2018 was $0.45 and

$0.43 per biomass-based diesel RIN and advanced biofuel RIN, respectively, compared to $0.79 and $0.78 at December 31, 2017, respectively, per biomass-based diesel RIN and advanced biofuel RIN. We believe that the decrease in RIN value during the second quarter of 2018 was influenced by record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017.
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program. LCFS credits are used to track compliance with states' LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At June 30, 2018, we held for sale approximately 50,900 LCFS credits, compared to 5,700 credits at December 31, 2017. According to OPIS, the median closing price at June 30, 2018 and December 31, 2017 was $185.00 and $113.00, respectively, per California LCFS credit. The increase in LCFS prices was largely attributable to growing demand for LCFS credits.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Ralston, Albert Lea, New Boston, Mason City and Newton. In March 2018, we completed the expansion project at our Ralston facility. In June 2017, we completed the acquisition of approximately 82 acres of land at and in close proximity to our Geismar, Louisiana biorefinery. The purchase included the acquisition of land we previously leased for our Geismar operations and approximately 61 additional acres in parcels adjacent to and near the facility.  We plan to improve and utilize the new acreage to support existing production capacity and future expansion opportunities using the Services segment.
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
In November 2016, our Board of Directors authorized a review of strategic alternatives for REG Life Sciences. We pursued a range of activities as part of our strategic review and have determined that we will focus our efforts on finalizing joint development agreements on the most attractive projects.
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
On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel production meets three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, undifferentiated advanced biofuel and undifferentiated renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2015 to 2020 as set or proposed by the EPA are as follows:

	2015	2016	2017	2018	2019	2020
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.1 billion gallons	2.1 billion gallons	2.43 billion gallons (proposed)
Total Advanced biofuels	2.88 billion RINs*	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.88 billion RINs* (proposed)	N/A
(*ethanol equivalent gallons)
U.S. production and imports increased significantly in 2016 and in 2017 imports decreased modestly due to the trade case, lapsing of the BTC, and uncertainty on the level of RVO volumes to be set by the EPA. Domestic production is trending higher for the first half of 2018 while imports have decreased. This decrease is a result of zero imported gallons from Argentina due to the U.S. International Trade Commission's imposition of countervailing duties on biodiesel produced in that country. Volumes listed below show domestic and imported net generation as illustrated by the EMTS data noted below:

	2015	2016	2017	1H 2018
Biomass-based diesel produced and imported	1.81 billion gallons	2.60 billion gallons	2.50 billion gallons	1.14 billion gallons
Total Advanced biofuels*	3.08 billion RINs	4.29 billion RINs	4.23 billion RINs	1.91 billion RINs
(*includes cellulosic, biomass-based diesel, and other advanced biofuels)
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. For example, the BTC lapsed on January 1, 2014, was retroactively reinstated for 2014 on December 19, 2014 and then lapsed again on January 1, 2015. On December 18, 2015, the BTC was retrospectively reinstated for 2015 and extended for 2016. The BTC again lapsed on January 1, 2017 and was reinstated on a retroactive basis for 2017 on February 9, 2018. It is not currently in effect for 2018.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $205 million net benefit to our Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. It is uncertain whether the BTC will be reinstated for 2018 and beyond and if reinstated, whether it would be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC could have a material adverse effect on our financial results.
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

Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2015, 2016, 2017 and the first half of 2018 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.
At the beginning of 2018, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.22 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel was $0.68 per gallon at the end of June 2018. It reached a high of $1.36 per gallon of biodiesel in February 2018 and a low of $0.67 per gallon in June 2018. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels and RINs came down in value. We believe that the decrease in RIN value during the second quarter of 2018 was influenced by record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. The decrease in the value of RINs held in inventory resulted in a $6.5 million million write-down to lower of cost or net realizable value for the first half of 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2017, feedstock expense accounted for 80% of our production cost, while methanol and chemical catalysts expense accounted for 3% and 4% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible oil, used cooking oil, animal fat and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. There are a number of factors that influence the supply and price our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and incentives; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry slaughter kills; palm oil supply; soybean meal demand and/or production, and crop production in the U.S. and South America, among others.
During 2017, 73% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock for the period January 2016 to June 30, 2018. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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

Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2016 to June 30, 2018.

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
During the first half of 2018, NY Harbor ULSD prices ranged from low of $1.8369 per gallon in February to a high of $2.2896 per gallon in May with the average price for the second quarter of $2.1459 per gallon. Energy prices increased in April and May, and were steady in June.  Strong global demand for refined fuels and OPEC’s continued compliance with crude oil production cuts helped to offset the material production gains from U.S. shale producers. U.S. biodiesel prices slightly declined during the second quarter with OPIS Chicago B100 prices ranging $2.91 to $3.15 per gallon.  European used cooking oil methyl ester prices increased during the second quarter of 2018, as methyl ester spreads to gasoil improved during the summer blending season.
Animal fat and vegetable oil production have both increased year over year, which contributed to lower feedstock prices during the quarter. Soybean oil prices ranged from a high of $0.3234 per pound in April 2018 to a low of $0.2885 per pound in June 2018 with an average price for the quarter of $0.3073 per pound. Soybean oil prices trended lower due to higher soybean crush rates, falling palm oil prices and China's impending tariffs on soybean imports. Strong consumer demand for meats and increasing industry capacity has continued to lead to expansions in the U.S. hog and cattle markets. Both hog and cattle slaughter numbers in the first half of 2018 were higher year over year.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2017 and the first six months of 2018. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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

We recorded risk management losses of $12.9 million and $15.3 million from our derivative financial instrument activity for the three and six months ended June 30, 2018, respectively, compared to gains of $9.8 million and $18.0 million for the three and six months ended June 30, 2017, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to reduced blending concentrations to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate states during winter. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, which has improved cold-weather performance.
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

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2016	2.60 billion gallons	1.90 billion gallons
2017	2.5 billion gallons	2.00 billion gallons
1H-2018	1.14 billion gallons	2.10 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.60 billion gallons for 2016, 790 million gallons higher than 2015. The amount of biomass-based diesel produced and/or imported into the U.S in 2017 was 2.50 billion gallons. In the first half of 2018, according to EMTS data, 1.14 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.13 billion gallons over the same period in 2017.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. Although the Tax Legislation was passed late in the fourth quarter of 2017, we consider the accounting for the transition tax to be final, along with the impact of the reduction in the corporate tax rate and the accounting for the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”). As a result, the provisional tax benefit of $13.7 million recorded in the fourth quarter 2017 has not changed.
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

Results of Operations
Three and six months ended June 30, 2018 and 2017
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Gallons sold	171.9	160.2	307.2	282.3
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.11 and $3.14 for the three and six months ended June 30, 2018)	$3.11	$2.86	$3.98	$2.90

Revenues	$580,150	$535,103	$1,269,402	$953,996
Cost of goods sold	522,529	503,649	962,213	905,259
Gross profit	57,621	31,454	307,189	48,737
Selling, general and administrative expenses	24,512	22,812	56,166	45,719
Research and development expense	2,485	3,181	9,083	6,779
Income (loss) from operations	30,624	4,120	241,940	(5,102)
Other income (expenses), net	7,061	(36,969)	8,931	(42,586)
Income tax expense	(3,835)	(1,960)	(2,632)	(3,035)
Net income (loss) attributable to the Company	33,850	(34,809)	248,239	(50,723)
Effect of participating share-based awards	894	—	6,256	—
Net income (loss) attributable to the Company's common stockholders	$32,956	$(34,809)	$241,983	$(50,723)

Revenues. Our revenues increased by $45.0 million and $315.4 million in the three and six months ended June 30, 2018, or 8% and 33%, respectively, as compared to the same periods ended June 30, 2017. The increase in revenues for the second quarter was primarily due to higher gallons sold and a higher average selling price, partially offset by a reduction in revenues from sales of separated RINs. The main driver for the increase in revenues in the first half of 2018 was the recognition of the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated. Higher gallons sold and higher average selling price also contributed to the increase in revenues for the six months ended June 30, 2018, partially offset by a reduction in revenues from sales of separate RINs.
Biomass-based diesel revenues including government incentives in the three and six months ended June 30, 2018 increased $44.1 million, or 8%, and $313.3 million, or 33%, respectively, over the same periods last year. Gallons sold in the second quarter of 2018 increased by 11.7 million gallons, or 7%. Our average biomass-based diesel sales price per gallon increased $0.25, or 9%, and $1.08, or 37%, for the three and six months ended June 30, 2018, respectively. The average biomass-based diesel sales price per gallon after adjustment for the 2017 BTC increased $0.25, or 9%, and $0.24, or 8%, for the three and six months ended June 30, 2018, respectively. The increases in adjusted average sales price contributed to a $40.1 million and $67.8 million increase in revenues for the three and six months ended June 30, 2018, respectively, when applied to the number of gallons sold in the same periods of 2017. The change in gallons sold for the three and six months ended June 30, 2018 accounted for a revenue increase of $33.5 million and $78.2 million for the three and six months ended June 30, 2018, respectively. The recognition of the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated resulted in a $338.4 million increase in biomass-based diesel government incentives revenues for the six months ended June 30, 2018, as compared to the first half of 2017. Sales of separated RIN inventory were $26.2 million and $73.4 million for the three and six months ended June 30, 2018, respectively, as compared to $67.3 million and $124.7 million for the three and six months ended June 30, 2017, respectively.
Costs of goods sold. Our costs of goods sold increased $18.9 million and $57.0 million, or 4% and 6%, for the three and six months ended June 30, 2018, respectively. Costs of goods sold as a percentage of revenues were 90% and 76% for the three and six months ended June 30, 2018, respectively, and 94% and 95% for the three and six months ended June 30, 2017, respectively. The decrease in cost of goods sold as a percentage of revenues during the six months ended June 30, 2018 was primarily due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018 and lower feedstock costs as discussed below, partially offset by risk management losses compared to risk management gains in the second quarter of 2017.

Average prices for lower-cost feedstocks were $0.26 and $0.25 per pound for the three and six months ended June 30, 2018, respectively, as compared to $0.29 per pound for both the three and six months ended June 30, 2017. Average soybean oil costs were $0.30 and $0.32 per pound for three and six months ended June 30, 2018, respectively, as compared to $0.31 and $0.32 per pound for the three and six months ended June 30, 2017, respectively. Average canola oil costs were $0.35 per pound for both the three and six months ended June 30, 2018, as compared to $0.33 and $0.34 per pound for the three and six months ended June 30, 2017, respectively. We recorded risk management losses of $12.9 million and $15.3 million from our derivative financial instrument activity for the three and six months ended June 30, 2018, respectively, compared to risk management gains of $9.8 million and $18.0 million for the three and six months ended June 30, 2017, respectively. The fluctuation in risk management gains and losses was mainly due to price volatility in the energy markets as NYMEX ULSD prices increased by $0.12 per gallon in the last two weeks of June 2018. Costs of goods sold for separated RIN inventory sales were $8.0 million and $37.2 million for the three and six months ended June 30, 2018, respectively, and $33.9 million and $80.5 million for the three and six months ended June 30, 2017, respectively. We recorded a lower of cost or net realizable value write down on RINs of $3.0 million and $6.5 million in the three and six month periods, compared to write downs of $0.3 million and $0.4 million during the three and six months ended June 30, 2017, respectively, reflecting significantly lower RIN prices during the second quarter of 2018.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $24.5 million and $56.2 million for the three and six month periods of 2018, or 4% of total revenue in each period, and $22.8 million and $45.7 million, or 4% and 5% of total revenue, respectively, in the same periods of 2017. This represents an increase of $1.7 million and $10.4 million, or 7% and 23%, over the same respective periods of last year. The increase year over year was driven largely from accelerated stock compensation expenses along with higher employee related compensation, arising from the Company's strong financial performance in 2018.
Research and development expense. Our research and development expenses were $2.5 million and $9.1 million for the three and six months ended June 30, 2018, respectively, compared to $3.2 million and $6.8 million for the three and six months ended June 30, 2017, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth. The increase in our research and development expenses in the six months was primarily due to employee-related costs, as well as increased costs for field trials related to our Verdesoil product.
Other income (expense), net. Other income was $7.1 million and $8.9 million for the three and six months ended June 30, 2018, respectively, compared to other expense of $37.0 million and $42.6 million for the same periods in 2017. Other income (expense) is primarily comprised of change in value of contingent consideration, gain on debt extinguishment, change in fair value of convertible debt conversion liability, gain from involuntary conversion, interest expense, interest income and other non-operating items. The increase in the change in value of contingent consideration was mainly related to the contingent consideration at REG Life Sciences as a result of shortened duration to the final earnout determination date and reduced commercialization probability resulting from our strategic review.
Income tax expense. We recognized an income tax expense of $3.8 million and $2.6 million for the three and six months ended June 30, 2018, respectively, as compared to tax expense of $2.0 million and $3.0 million for the same period in 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.9 million and $6.3 million for the three and six months ended June 30, 2018 and 2017, respectively.
Non - GAAP Financial Measures:
Adjusted Net Income (Loss) and Adjusted EPS Reconciliation
The Company believes supplementing its consolidated financial statements presented in accordance with generally accepted accounting principles ("GAAP") with non- GAAP measures provides investors with useful information regarding the Company's short-term and long-term trends. Adjusted net income and adjusted diluted earnings per common share are derived from GAAP results by excluding the non-cash impacts related to the change in the estimated fair value of the convertible debt conversion liability, change in fair value of contingent considerations, impairment of assets, and stock compensation, coupled with other items identified in the table below. The Company excludes these items as the Company believes they are not indicative of its core operating results or future performance. Adjusted net income, adjusted diluted earnings per common share and other non-GAAP financial measures used and presented by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Investors should consider non-GAAP measures in addition to, and not as a substitute for, or as superior to, financial performance measures prepared in accordance with GAAP.

(In thousands, except per share amounts)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income (loss) attributable to the Company	$33,850	$(34,809)	$248,239	$(50,723)
Gain on involuntary conversion	(454)	—	(4,454)	—
Gain on sale of assets	—	—	(990)	—
Change in fair value of convertible debt conversion liability	—	32,546	—	32,718
Change in fair value of contingent considerations	(7,129)	(24)	(8,669)	565
Gain on debt extinguishment	(2,337)	—	(2,105)	—
Loss on the Geismar lease termination	—	3,967	—	3,967
Other (income) expense, net	(2,066)	(32)	(2,289)	288
Impairment of assets	—	1,341	—	1,341
Straight-line lease expense	(3)	(85)	(35)	(117)
Executive severance payment	50	—	215	—
Non-cash stock compensation	2,203	1,688	3,997	2,996
2017 BTC (1)	—	—	(204,936)	—
Adjusted net income (loss) attributable to the Company	$24,114	$4,592	$28,973	$(8,965)
Effect of participating share-based awards	637	106	730	—
Adjusted net income (loss) excluding 2017 BTC allocation attributable to common stockholders	$23,477	$4,486	$28,243	$(8,965)

Adjusted net income (loss) attributable to the Company	$24,114	$4,592	$28,973	$(8,965)
Allocation of 2017 BTC (1)	—	59,365	—	96,093
Adjusted net income (loss) including 2017 BTC allocation attributable to the Company	24,114	63,957	28,973	87,128
Effect of participating share-based awards	637	1,483	730	1,936
Adjusted net income (loss) including 2017 BTC allocation attributable to common stockholders	$23,477	$62,474	$28,243	$85,192

Net income (loss) per share attributable to common stockholders
Diluted	$0.78	$(0.90)	$5.94	$(1.31)

Adjusted net income (loss) excluding 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.56	$0.12	$0.69	$(0.23)

Adjusted net income including 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.56	$1.61	$0.69	$2.20
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
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income (loss)	$33,850	$(34,809)	$248,239	$(50,723)
Adjustments:
Income tax expense	3,835	1,960	2,632	3,035
Interest expense	4,925	4,479	9,576	9,015
Depreciation	9,124	8,523	17,983	16,946
Amortization	310	149	618	276
EBITDA	$52,044	$(19,698)	$279,048	$(21,451)
Gain on involuntary conversion	(454)	—	(4,454)	—
Gain on sale of assets	—	—	(990)	—
Change in fair value of convertible debt conversion liability	—	32,546	—	32,718
Change in fair value of contingent liability	(7,129)	(24)	(8,669)	565
Gain on debt extinguishment	(2,337)	—	(2,105)	—
Other (income) expense, net	(2,066)	(32)	(2,289)	288
Impairment of assets	—	1,341	—	1,341
Loss on the Geismar lease termination	—	3,967	—	3,967
Straight-line lease expense	(3)	(85)	(35)	(117)
Executive severance	50	—	215	—
Non-cash stock compensation	2,203	1,688	3,997	2,996
2017 BTC (1)	—	—	(204,936)	—
Adjusted EBITDA excluding 2017 BTC allocation	$42,308	$19,703	$59,782	$20,307
Allocation of 2017 BTC (1)	—	59,365	—	96,093
Adjusted EBITDA	$42,308	$79,068	$59,782	$116,400

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
Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

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
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2018, the total of our cash and cash equivalents was $221.8 million, compared to $77.6 million at December 31, 2017. At June 30, 2018, we had total assets of $1,152.8 million, compared to $1,005.6 million at December 31, 2017. At June 30, 2018, we had term debt before debt issuance costs of $212.3 million, compared to term debt of $228.6 million at December 31, 2017. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of June 30, 2018.
Our term debt (in thousands) is as follows:

	June 30, 2018	December 31, 2017
4.00% Convertible Senior Notes, $127,500 face amount, due in June 2036	$98,716	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	65,113	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	10,212	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	6,613	8,189
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	—	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,162	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,307	7,400
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	17,116	6,183
Other	105	179
Total term debt before debt issuance costs	$212,344	$228,560

In addition, we had revolving debt (in thousands) as follows:

	June 30, 2018	December 31, 2017
Amount outstanding under lines of credit	$7,844	$65,525
Maximum available to be borrowed under lines of credit	$113,895	$60,839
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2017 .

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months June 30,
	2018	2017
Net cash flows provided by (used in) operating activities	$301,238	$(1,486)
Net cash flows used in investing activities	(23,127)	(32,371)
Net cash flows provided by (used in) financing activities	(133,663)	3,984
Net change in cash and cash equivalents	144,448	(29,873)
Cash and cash equivalents, end of period	$221,775	$87,591
In the first half of 2018, we generated $301.2 million of cash from operations, compared to $1.5 million of cash used in operations in the first half of 2017. The increase in cash from operations is largely driven by net income of $248.2 million and a $42.6 million increase in accounts payable for the six months ended June 30, 2018, compared to a net loss of $50.7 million for the six months ended June 30, 2017. The primary impact on net income and accounts payable for the six months ended June 30, 2018 related to the reinstatement of the 2017 BTC. In the second quarter of 2018, we received approximately $377.0 million from related to the reinstatement of the 2017 BTC. Of this amount received, $150.8 million was due to our vendors and customers, of which $109.8 million was paid as of June 30, 2018. Our net cash flows used in investing activity was impacted by a receipt of $4.5 million of insurance proceeds to cover the property losses related to the June 2017 incident at our Madison facility and payments of $29.2 million to fund continued investments in our plant and office facilities, compared to $32.0 million for the six months ended June 30, 2017. Financing activities were impacted primarily by net repayments on revolving lines of credit of $57.5 million for the first six months of 2018, compared to net borrowings of $16.4 million for the same period in 2017. Additionally, financing activities for the first half of 2018 included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes and $41.8 million used to buy back $24.5 million principal amount of the 2036 Convertible Senior Notes.
Capital expenditures. During the six months ended June 30, 2018, our capital expenditures were $29.2 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston. Our budgeted capital expenditures for the remainder of 2018 are approximately $45 million, which includes the optimization project at our Newton facility as well as further upgrades to other facilities, such as Seneca, Danville and Houston, among others.
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
Commodity Price Risk
Over the period from January 2014 through June 30, 2018, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.21 per gallon reported in November 2014 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $1.87 per gallon during this period. Over the period January 2014 to June 30, 2018, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.4427 per pound, or $3.32 per gallon of biodiesel, in March 2014 to a low of $0.2605 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.3315 per pound, or $2.49 per gallon. Over the period from January 2014 through June 30, 2018, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.4050 per pound in May 2014 to a low of $0.1600 per pound in December 2015, with sales prices averaging $0.2475 per pound during this period. Over the period from January 2014 through June 30, 2018, RIN prices (based on prices from OPIS) have ranged from a high of $1.26 in December 2016 to a low of $0.39 in September 2015, with sales prices averaging $0.79 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first half of 2018. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First half of 2018 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	307.2	gallons	10%	$(94.0)	30.6%
Total Lower Cost Feedstocks	1,351.4	pounds	10%	$(35.6)	11.6%
Total Canola Oil	303.8	pounds	10%	$(10.7)	3.5%
Total Soy Oil	125.6	pounds	10%	$(4.1)	1.3%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a negative effect on the fair value of these instruments of $22.1 million at June 30, 2018. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $5.9 million on the fair value of these instruments of at June 30, 2018.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the six months ended June 30, 2018 was 5.16%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, June 30, 2018. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended June 30, 2018 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries are a party to any material pending legal or governmental proceeding, nor is any of our property the subject of any material pending legal or governmental proceeding, except ordinary routine legal or governmental proceedings arising in the ordinary course of our business and incidental to our business, none of which is expected to have a material adverse impact upon our business, financial position or results of operations.
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
We believe the Renewable Fuel Standard Program is the most important of these government programs in the United States. Under this program, the EPA promulgated a regulation commonly known as RFS2, which became effective on July 1, 2010 and applies through 2022. RFS2 requires consumption of biomass-based diesel fuel and advanced biofuels at specified volumes, known as renewable volume obligations ("RVOs").
Under RFS2, the EPA is required to set the biomass-based diesel and advanced biofuels RVOs annually based on a variety of considerations. Over the past several years, the EPA has set the minimum annual consumption volume for biomass-based diesel at increasing levels from 1.28 billion gallons in 2013 to 1.90 billion gallons in 2016. For 2017, the EPA set the minimum annual consumption volume at 2.00 billion gallons and has set 2.10 billion gallons as the minimum annual consumption volume for 2018 and 2019. The minimum annual consumption volume for advanced biofuels has also increased. In 2015, it was set at 2.88 billion RINs and increased to 4.29 billion RINs in 2018.

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
The United States Congress could repeal, curtail or otherwise change RFS2 in a manner adverse to us. Similarly, the EPA could curtail or otherwise change RFS2 in a manner adverse to us, including reducing the biomass-based diesel RVO to the statutory minimum level of 1 billion gallons. The petroleum industry has generally been opposed to RFS2 and is expected to continue to press for changes that eliminate or reduce its impact. We cannot predict what changes will be instituted or the impact, if any, of these changes to our business
Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biomass-based diesel failing to qualify as a required fuel would materially decrease the demand for and price of our biomass-based diesel, which would materially and adversely affect our revenues, operating margins and financial condition.
In November of 2017, EPA finalized RVO volumes for advanced, cellulosic, and total renewable fuel for 2018 as well as biomass-based diesel for 2019. For the first time, EPA applied the full cellulosic waiver to reduce the total advanced volume nearly holding it static compared to the 2017 volume. Also for the first time, EPA held the volume for biomass-based diesel at 2.1 billion gallons, providing no growth from 2018 to 2019. In June 2018, the EPA proposed the 2020 minimum annual consumption volume at 2.43 billion gallons for biomass-based diesel and 2019 minimum annual consumption volume at 4.88 billion RINs for advanced biofuels. If the EPA reduces or maintains the advanced biofuel volume from the 2018 RVO and/or reduces the biomass-based diesel RVO for 2020, such changes would be expected to harm our business and profitability.
The RFS has a small refinery waiver provision that allows certain small refiners to apply for an exemption of their RVO in select years. In prior years, under prior Administrations, there were few requests and even fewer exemptions granted. Under the current Administration, the number of requests has significantly increased and the corresponding granting of waivers has also increased. To date, the EPA has granted 19 waivers for the 2016 compliance year, exempting 790 million RINs and 29 waivers for the 2017 compliance year, exempting 1.46 billion RINs. These exemptions impacted the demand and price of RINs. Biomass-based diesel RINs started the year at $0.82 and fell to $0.45 on June 30, 2018, in part due to these unprecedented exempted volumes. If the EPA continues this practice, it will harm demand for RINs and our profitability.
On a state level, California has adopted the California Low Carbon Fuel Standard, ("LCFS"), which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded between Regulated Parties. We receive LCFS credits when we sell qualified biomass-based diesel in California. The California Air Resources Board is looking at making changes to the underlying program: increasing the reductions in greenhouse gas emissions from 10% below to 20% below the baseline and by lengthening the timeframe from 2020 to 2030.  Should that proposal be ratified as expected, it could result in less near term demand for LCFS credits, as the compliance timeline extends to 2030, and, therefore, would adversely affect our revenue.  On the other hand, by ultimately increasing the amount of emissions that need to be reduced in state by 2030, the long term demand for LCFS credits should increase which would positively impact the business in the long run by requiring increased usage of biomass based diesel (in order to meet compliance) in the state. This may lead to increasing political pressures given potential increases in LCFS prices.

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

The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but not reinstated for 2018. Accordingly we are currently operating without the benefit of the BTC. In the past when the BTC has lapsed, we and others in the industry have operated without any assurance that a reinstatement would cover the lapsed period retroactively. There is no assurance that the BTC will be reinstated or, if reinstated, that its application will be retroactive, prospective or both.
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
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The 2017 BTC was retroactively reinstated on February 9, 2018, resulting in a $205 million estimated net benefit to our Adjusted EBITDA for the year ended December 31, 2017. As of June 30, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, our net income and Adjusted EBITDA for business conducted in the second quarter of 2018 would increase by approximately $66.2 million. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our financial results.
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

Increased industry-wide production of biomass-based diesel and co-processed renewable diesel as a result of existing excess production capacity, could harm our financial results.
If the volume of excess biomass-based diesel RINs exceeds the volume mandated for use under RFS2, the demand for and price of our biomass-based diesel, and biomass-based diesel RINs may be reduced, which could adversely affect our revenues and cash flows.
According to the National Biodiesel Board ("NBB"), as of May 6, 2016, 3.0 billion gallons per year of biodiesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 4.5 billion gallons of biomass-based diesel production was registered by foreign producers. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under RFS2. If this excess production capacity was fully utilized for the U.S. market, in addition to having an increase in co-processed renewable diesel, it would increase competition for our feedstocks, increase the volume of biomass-based diesel and co-processed renewable diesel on the market and may reduce biomass-based diesel gross margins, harming our revenues and profitability.
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
In addition to filling the biomass-based diesel obligation, these particular RINs may also be used to help meet the total Advanced Biofuels obligation. In the past, production of other advanced biofuel (cellulosic, sugarcane ethanol, co-processed renewable diesel, etc.) have been minimal. In the event that market conditions are favorable for any one or all of these other advanced fuels, the demand for biomass-based diesel RINs in excess of the biomass-based diesel RVO could be diminished, adversely affecting RIN values and demand.

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
Energy prices, particularly the market price for crude oil, are volatile. Excluding the impact of the BTC, the average price at which we sold our biomass-based diesel increased from $2.86 per gallon in the second quarter of 2017 to $3.11 per gallon in the second quarter of 2018. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. RIN prices as reported by OPIS ranged from $0.44 to $0.67 per RIN during the second quarter of 2018. RIN prices started the quarter at $0.67 and fell to $0.45 at the end of the quarter. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels, RINs came down in value. We believe that the decrease in RIN value towards the end of the second quarter of 2018 was also attributable to market uncertainty related to a possible ethanol RIN cap or other Administration intervention and the EPA's approval of record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. In 2017, RIN prices ranged from $0.79 per RIN and climbed to a high of $1.17. In previous years, there was also significant volatility in RIN prices. Reductions in RIN values may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption that the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. The development of alternative fuels, co-processed renewable diesel and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if these emerging technologies that compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel.
At elevated feedstock price levels, certain feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers. In addition, we generally are unable to enter into forward contracts at fixed prices for some of our feedstocks, such as animal fat, because markets for these feedstocks are less developed.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of biomass-based diesel, a common inedible animal fat used by us to make biomass-based diesel, was $1.28 in 2016, $1.20 in 2017, $1.76 in the first quarter of 2018 and $1.31 in the second quarter of 2018, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.73 in 2016, $0.64 in 2017, and $0.72 and $0.76 in the first three and six months of 2018, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For each of the three years from 2015 to 2017, approximately 85%,72% and 73%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 28% and 27%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability could be harmed.

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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 9%, 8% and 8% of our revenues in the first half of 2018, and the full years of 2017 and 2016, respectively. In the prior years, our revenues from Pilot generally did not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 9% and 9% of our total sales in 2017 and 2016, respectively, based on the OPIS average RIN and LCFS price for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

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
Our revenues are currently generated almost entirely from the production and sale of biodiesel and renewable diesel, collectively referred to as biomass-based diesel. Our reliance on biomass-based diesel means that we may not be able to adapt to changing market conditions including the growth in the renewable diesel and co-processed renewable diesel or to withstand any significant decline in the size or profitability of the biomass-based diesel industry. Historically we were required to periodically idle our plants, particularly during the first quarter of the year due to insufficient demand at profitable price points. If we are required to idle our biomass-based diesel plants in the future or are unable to adapt to changing market conditions, our revenues and results of operations may be materially harmed.

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

A final vote by the USITC was held on April 3, 2018, which concluded these proceedings. The USITC determined that a U.S. industry is materially injured by reason of imports of biodiesel from Argentina and Indonesia that the U.S. Department of Commerce has determined are sold in the United States at less than fair value. As a result of the USITC’s affirmative determinations, the U.S. Department of Commerce issued antidumping duty orders on imports of this product from Argentina and Indonesia. The USITC also made a negative finding concerning critical circumstances with regard to imports of this product from Argentina. As a result, imports of biodiesel from Argentina are not subject to retroactive antidumping duties. If the import duties are reduced or eliminated and imports are to return, our business and profitability could be harmed.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. For example, some petroleum refiners are pursuing plans to co-process renewable feedstocks with petroleum crude oil in conventional petroleum refineries. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including co-processing, could allow our competitors to produce biomass-based diesel and/or advanced biofuels more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
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
In January 2014, we entered the market for renewable chemicals through the acquisition of a development stage company. To date, we have incurred significant costs for this business. In order to generate revenue from our renewable chemicals, there must be a willing market for the products and we must be able to produce sufficient quantities of our products, which we have not done to date and our ability to find a willing production partner. There are multiple options for how we could pursue generating revenue from our renewable chemicals business. Some options would require additional capital expenditures prior to generating revenue.
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
If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use, or that the use of our products produce benefits to them, we will not be successful in these markets and our business will be adversely affected. In addition, in contrast to the tax incentives relating to biofuels, tax credits and subsidies are not currently available in the United States for consumer products or chemical companies who use renewable chemical products. We do not expect meaningful revenue from the sale of renewable chemicals in the near term.

The evaluation of strategic alternatives for our life sciences unit may adversely affect our business and may not result in any specific action or transaction.

In November 2016, we announced that our board of directors had authorized a review of strategic alternatives for our life sciences business to enhance value for stockholders. We pursued a range of activities as part of our strategic review and have determined that we will focus our efforts on finalizing joint development agreements on the most attractive projects. If we are not able to negotiate, enter into joint development agreements or find production partners, our business may be adversely affected.

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

Our ability to recognize the benefit of our acquisition of two biodiesel production facilities in Germany and associated business operations, or any other international operations we may invest in the future, will require the attention of management and is subject to a number of risks. Our experience operating a biorefinery and other business operations outside of the United States is limited. In addition, while the biodiesel market in Europe benefits from regulations that encourage the use of biodiesel, these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:

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
We have three partially constructed plants, one near New Orleans, Louisiana, one in Emporia, Kansas and one in Clovis, New Mexico. We also own one non-operational plant near Atlanta, Georgia. If we decide to abandon development of these facilities or any other facilities or assets, we are likely to incur significant cash expenses, as well as substantial non-cash charges for impairment of those assets. In the fourth quarter of 2016 we recorded an impairment charge of $15.6 million, reflecting the difference between the carrying amount associated with the partially constructed Emporia facility and the estimated salvage value due to the probability that construction of this facility will not be completed in the near term. For the same reason, in the fourth quarter of 2017, we recorded an impairment charge of $44.6 million, reflecting the difference between the carrying amount associated with the partially constructed New Orleans facility and the estimated salvage value.

We operate in a highly competitive industry and competition in our industry would increase if new participants enter the biomass-based diesel or advanced biofuels business.
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable diesel production capacity in Asia and Europe, Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 160 million-gallon renewable diesel plant and is expanding the capacity to 275 million gallons and British Petroleum, which has begun co-processing renewable diesel at its Cherry Point refinery in Washington state. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.

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
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 160 million gallon per year renewable diesel plant in Norco, Louisiana, which is expanding to 275 million gallons per year. Several refiners appear to be actively considering co-processing renewable feedstocks with petroleum crude oil at their refineries, including BP at its Cherry Point refinery. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Co-processed renewable diesel qualifies as advanced biofuels. Under RFS2, renewable diesel and co-processed renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel, including co-processed renewable diesel, proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
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
At June 30, 2018, our total term debt before debt issuance costs was $212.3 million. This includes $98.7 million aggregate carrying value on our $127.5 million face amount, 4.00% convertible senior notes due in June 2036, the "2036 Convertible Senior Notes", and $65.1 million aggregate carrying value on our $67.5 million face value, 2.75% convertible senior notes due in June 2019, the "2019 Convertible Senior Notes". We also have short-term debt obligations under revolving credit agreements provided by certain banks. At June 30, 2018, borrowings of $7.8 million had been made under our revolving lines of credit. See "Note 7 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of June 30, 2018, we had $113.9 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
In addition, holders of the 2019 and 2036 Convertible Senior Notes have the right to convert their notes during any calendar quarter when the last reported sale price of our common stock for 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price, or $16.02 in the case of the 2019 Convertible Senior Notes and $14.01 in the case of the 2036 Senior Convertible Notes.  Both series of notes became convertible during the quarter ending September 30, 2018 due to the trading price of our common stock. Upon conversion of the 2019 or 2036 Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2019 or 2036 Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2019 or 2036 Convertible Senior Notes upon a fundamental change or to settle conversion of the 2019 or 2036 Convertible Senior Notes in cash.
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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of June 30, 2018, availability under the M&L and Services Revolver was approximately $110.7 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries, who are the borrowers under M&L and Services Revolver, would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of June 30, 2018, our consolidated fixed charge coverage ratio was 0.67 which was below the minimum amount required for compliance with this ratio, however, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0x unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June 30, 2018 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In December 2017, the Company's board of directors approved a repurchase program (the ("2017 Program") of up to $75.0 million of the Company's 2019 Convertible Senior Notes, the 2036 Convertible Senior Notes and/or shares of common stock. Under the 2017 Program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The 2017 Program is open-ended and the timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. Under the 2017 Program, during the three months ended June 30, 2018, the Company repurchased 1,296,243 shares of Common Stock for $17.2 million. In addition, the Company repurchased $24.5 million principal amount of the 2036 Convertible Senior Notes for $41.8 million. The repurchases of shares under the 2017 Program during the three months ended June 30, 2018 were as follows.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
April 1, 2018 to April 30, 2018	1,026,401	$13.29	1,668,002	$46,850,000
May 1, 2018 to May 31, 2018	269,842	$13.25	1,937,844	$13,998,000
June 1, 2018 to June 30, 2018	—	$—	—	$1,500,000
Total	1,296,243	$13.28	1,937,844	$1,500,000

On June 26, 2018, the Company's board of directors approved a new repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock ("2018 Program"). Under the 2018 Program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. This new authorization is in addition to the $1.5 million remaining from the 2017 Program (set out in the above table). There were no repurchase transactions under the 2018 program during the three months ended June 30, 2018.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 7, 2018	By:	/s/ Randolph L. Howard
Randolph L. Howard
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2018	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 7, 2018	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)