Form 10-Q
period 2018-09-30
Renewable Energy Group, Inc.
filed 2018-11-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒
As of October 31, 2018, the registrant had 37,299,704 shares of Common Stock outstanding.

2

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,632	$77,627
Marketable securities	52,892	—
Accounts receivable, net	92,866	90,648
Inventories	141,151	135,547
Prepaid expenses and other assets	37,854	51,880
Restricted cash	3,000	—
Total current assets	484,395	355,702
Property, plant and equipment, net	592,697	587,397
Goodwill	16,080	16,080
Intangible assets, net	27,895	27,127
Other assets	20,171	19,290
TOTAL ASSETS	$1,141,238	$1,005,596
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$4,370	$65,525
Current maturities of long-term debt	169,485	13,397
Accounts payable	99,150	84,608
Accrued expenses and other liabilities	35,620	39,187
Deferred revenue	1,472	2,218
Total current liabilities	310,097	204,935
Unfavorable lease obligation	2,541	3,388
Deferred income taxes	8,379	8,192
Long-term contingent consideration for acquisitions	259	8,849
Long-term debt (net of debt issuance costs of $4,126 and $6,627, respectively)	34,401	208,536
Other liabilities	3,466	4,114
Total liabilities	359,143	438,014
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 37,299,704 and 38,837,749 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	486,618	515,452
Retained earnings	408,170	134,928
Accumulated other comprehensive income	(1,195)	278
Treasury stock (11,514,218 and 9,363,166 shares outstanding, respectively)	(111,503)	(83,081)
Total equity	782,095	567,582
TOTAL LIABILITIES AND EQUITY	$1,141,238	$1,005,596
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES:
Biomass-based diesel sales	$568,174	$504,016	$1,394,044	$1,303,681
Separated RIN sales	26,867	120,389	100,232	245,062
Biomass-based diesel government incentives	944	741	367,144	28,503
	595,985	625,146	1,861,420	1,577,246
Other revenue	1,768	1,837	5,735	3,733
	597,753	626,983	1,867,155	1,580,979
COSTS OF GOODS SOLD:
Biomass-based diesel	535,376	505,871	1,451,565	1,328,129
Separated RINs	9,790	105,131	53,538	185,978
Other costs of goods sold	1,173	1,186	3,449	3,340
	546,339	612,188	1,508,552	1,517,447
GROSS PROFIT	51,414	14,795	358,603	63,532
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,155	25,880	79,321	71,599
RESEARCH AND DEVELOPMENT EXPENSE	4,252	3,759	13,335	10,537
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	—	—	—	1,341
INCOME (LOSS) FROM OPERATIONS	24,007	(14,844)	265,947	(19,945)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	4,566	(1,433)	13,235	(1,998)
Change in fair value of convertible debt conversion liability	—	8,560	—	(24,158)
Gain on debt extinguishment	788	—	2,893	—
Gain on involuntary conversion	—	942	4,454	942
Other income (loss), net	499	12	3,778	(278)
Interest expense	(4,003)	(4,725)	(13,579)	(13,740)
	1,850	3,356	10,781	(39,232)
INCOME (LOSS) BEFORE INCOME TAXES	25,857	(11,488)	276,728	(59,177)
INCOME TAX BENEFIT (EXPENSE)	(854)	115	(3,486)	(2,919)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	25,003	(11,373)	273,242	(62,096)
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	660	—	6,999	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$24,343	$(11,373)	$266,243	$(62,096)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	$0.65	$(0.29)	$7.04	$(1.61)
DILUTED	$0.53	$(0.29)	$6.20	$(1.61)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
BASIC	37,270,928	38,772,434	37,815,598	38,684,412
DILUTED	45,503,371	38,772,434	42,910,528	38,684,412
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$25,003	$(11,373)	$273,242	$(62,096)
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	(31)	—	(31)	—
Foreign currency translation adjustments	(338)	1,476	(1,441)	4,657
Other comprehensive income (loss)	(369)	1,476	(1,472)	4,657
Comprehensive income (loss) attributable to the Company	$24,634	$(9,897)	$271,770	$(57,439)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 24,494 shares of treasury stock purchased)	40,853	—	—	—	—	(383)	—	(383)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Stock compensation expense	—	—	1,308	—	—	—	—	1,308
Other comprehensive income	—	—	—	—	551	—	—	551
Net loss	—	—	—	(15,914)	—	—	—	(15,914)
BALANCE, March 31, 2017	38,594,266	$5	$481,943	$198,093	$(5,200)	$(82,207)	$—	$592,634
Conversion of restricted stock units to common stock (net of 10,948 shares of treasury stock purchased)	91,040	—	—	—	—	(255)	—	(255)
Stock compensation expense	—	—	1,688	—	—	—	—	1,688
Other comprehensive income	—	—	—	—	2,630	—	—	2,630
Net loss	—	—	—	(34,809)	—	—	—	(34,809)
BALANCE, June 30, 2017	38,685,306	$5	$483,631	$163,284	$(2,570)	$(82,462)	$—	$561,888
Conversion of restricted stock units to common stock (net of 43,962 shares of treasury stock purchased)	74,726	—	—	—	—	(214)	—	(214)
Settlement of stock appreciation rights in common stock (net of 35,378 shares of treasury stock purchased)	72,573	—	—	—	—	(329)	—	(329)
Stock compensation expense	—		2,023	—	—	—	—	2,023
Other comprehensive income	—	—	—	—	1,476	—	—	1,476
Net loss	—	—	—	(11,373)	—	—	—	(11,373)
BALANCE, September 30, 2017	38,832,605	$5	$485,654	$151,911	$(1,094)	$(83,005)	$—	$553,471

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$—	$567,582
Conversion of restricted stock units to common stock (net of 51,995 shares of treasury stock purchased)	127,470	—	—	—	—	(621)	—	(621)
Settlement of stock appreciation rights in common stock (net of 14,558 shares of treasury stock purchased)	33,463	—	—	—	—	(172)	—	(172)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Convertible debt extinguishment impact (net of tax impact of $68)	—	—	(440)	—	—	—	—	(440)
Treasury stock purchases	(641,601)	—	—	—	—	(7,828)	—	(7,828)
Stock compensation expense	—	—	1,794	—	—	—	—	1,794
Other comprehensive income	—	—	—	—	719	—	—	719
Net income	—	—	—	214,389	—	—	—	214,389
BALANCE, March 31, 2018	38,342,069	$5	$517,058	$349,317	$997	$(91,869)	$—	$775,508
Conversion of restricted stock units to common stock (net of 88,651 shares of treasury stock purchased)	149,362	—	—	—	—	(1,516)	—	(1,516)
Settlement of stock appreciation rights in common stock (net of 28,036 shares of treasury stock purchased)	63,549	—	(95)	—	—	(485)	—	(580)
Convertible debt extinguishment impact (net of tax impact of $2,267)	—	—	(23,634)	—	—	—	—	(23,634)
Treasury stock purchases	(1,296,243)	—	—	—	—	(17,220)	—	(17,220)
Stock compensation expense	—	—	2,203	—	—	—	—	2,203
Other comprehensive loss	—	—	—	—	(1,823)	—	—	(1,823)
Net income	—	—		33,850	—	—	—	33,850
BALANCE, June 30, 2018	37,258,737	$5	$495,532	$383,167	$(826)	$(111,090)	$—	$766,788
Conversion of restricted stock units to common stock (net of 1,805 shares of treasury stock purchased)	13,301	—	—	—	—	(88)	—	(88)
Settlement of stock appreciation rights in common stock (net of 577 shares of treasury stock purchased)	27,666	—	(109)	—	—	(325)	—	(434)
Convertible debt extinguishment impact (net of tax impact of $875)	—	—	(10,032)	—	—	—	—	(10,032)
Stock compensation expense	—	—	1,227	—	—	—	—	1,227
Other comprehensive loss	—	—	—	—	(369)	—	—	(369)
Net income	—	—	—	25,003	—	—	—	25,003
BALANCE, September 30, 2018	37,299,704	$5	$486,618	$408,170	$(1,195)	$(111,503)	$—	$782,095

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$273,242	$(62,096)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	27,080	25,585
Amortization expense of assets and liabilities, net	1,756	1,455
Gain on involuntary conversion	(4,454)	(942)
Accretion of convertible note discount	3,846	4,044
Amortization of marketable securities	(45)	—
Change in fair value of contingent consideration	(13,235)	1,998
Change in fair value of convertible debt conversion liability	—	24,158
Gain on sale of assets	(964)	—
Gain on debt extinguishment	(2,893)	—
Provision for doubtful accounts	224	(57)
Impairment of long-lived assets	—	1,341
Stock compensation expense	5,224	5,019
Deferred tax expense	3,431	2,292
Other operating activities	606	35
Changes in assets and liabilities:
Accounts receivable, net	(210)	77,534
Inventories	(6,119)	21,683
Prepaid expenses and other assets	15,207	(27,244)
Accounts payable	18,240	(19,544)
Accrued expenses and other liabilities	8,360	(13,574)
Deferred revenue	(745)	(27,025)
Net cash flows provided by operating activities	328,551	14,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(52,878)	—
Cash receipts for involuntary conversion	4,454	3,000
Transfer into restricted cash	(3,000)	—
Cash receipts of restricted cash	—	4,000
Cash paid for purchase of property, plant and equipment	(37,916)	(48,556)
Cash receipts for sale of assets	1,625	—
Cash paid for acquisitions and additional interests, net of cash acquired	(4,801)	(3,639)
Cash paid for investments	—	(816)
Net cash flows used in investing activities	(92,516)	(46,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	(57,646)	38,862
Borrowings on other lines of credit	491	3,873
Repayments on other lines of credit	(1,251)	(3,000)
Cash received from notes payable	14,033	6,363
Cash paid on notes payable	(74,788)	(7,874)
Cash paid for debt issuance costs	(532)	(892)
Cash paid for treasury stock	(25,048)	—
Cash paid for contingent consideration settlement	(8,745)	(10,978)
Cash received on partial termination of capped call options	85	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,411)	(1,181)
Net cash flows provided by (used in) financing activities	(156,812)	25,173
NET CHANGE IN CASH AND CASH EQUIVALENTS	79,223	(6,176)
CASH AND CASH EQUIVALENTS, Beginning of period	77,627	116,210
Effect of exchange rate changes on cash	(218)	2,208
CASH AND CASH EQUIVALENTS, End of period	$156,632	$112,242
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$612	$238
Cash paid for interest	$7,500	$6,603
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$2,117	$3,174
Debt issuance cost	$—	$73
Contingent consideration for acquisitions	$482	$—

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2018 and 2017
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
As of September 30, 2018, the Company operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. REG also has one feedstock processing facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
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

Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of September 30, 2018. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
Accounts Receivable
Accounts receivable are carried at invoiced amount less allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date.

Past due accounts are generally written off against the allowance for doubtful accounts only after reasonable collection attempts have been exhausted. For the nine months ended September 30, 2018, the Company has recognized receivables of $365,155 from the federal government and of $16,688 from customers related to the 2017 biodiesel mixture excise tax credit. Through September 30, 2018, the Company has received approximately $364,989 of the $365,155 receivable from the federal government and $16,480 from customers related to the 2017 biodiesel mixture excise tax credit.
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

Low Carbon Fuel Standard
The Company generates Low Carbon Fuel Standard ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into an LCFS market. LCFS credits are used to track compliance with the LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company.
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At September 30, 2018 and December 31, 2017, the Company held no LCFS credits purchased from third parties.
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
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). The embedded conversion option was initially accounted for as an embedded derivative liability as the Company could not elect to issue shares of common stock upon conversion of the 2036 Convertible Senior Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Senior Notes unless the Company received stockholder approval for such issuance. On December 8, 2017, at the special meeting of stockholders, the Company obtained approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option, valued at $45,933 and net of tax of $18,025, was reclassified into Additional Paid-in Capital at December 8, 2017. See "Note 8 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three and nine months ended September 30, 2018, the Company used $17,583 and $59,346 to repurchase $10,000 and $34,500 principal amounts of the 2036 Convertible Senior Notes, respectively. See "Security Repurchase Programs" below.
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
Security Repurchase Programs
In December 2017, the Company's board of directors approved a repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program"). In June 2018, the Company's board of directors approved another repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2018 Program"). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors.
The table below sets out the information regarding the activities under the 2017 Program and the 2018 Program during 2018:

	Three months ended September 30, 2018				Nine months ended September 30, 3018
	Number of shares/Principal amount in $'000	December 2017 Program	June 2018 Program	Both Programs	Number of shares/Principal amount in $'000	December 2017 Program	June 2018 Program	Both Programs
Repurchases of shares of common stock	—	$—	$—	$—	1,937,844	$25,048	$—	$25,048
2019 Senior Convertible Notes Repurchases	$—	$—	$—	$—	$6,311	$6,689	$—	$6,689
2036 Senior Convertible Notes Repurchases	$10,000	$1,500	$16,083	$17,583	$34,500	$43,263	$16,083	$59,346

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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segment
Three months ended September 30, 2018	Biomass-based Diesel	Services	Renewable Chemicals	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$635,409	$—	$—	$—	$(158,644)	$476,765
Petroleum diesel sales	—	—	—	44,494	—	44,494
Other biomass-based diesel revenue	46,915	—	—	—	—	46,915
Separated RIN sales	26,867	—	—	—	—	26,867
Other revenues	—	21,649	1,633	—	(21,514)	1,768
Total revenues from contracts with customers	$709,191	$21,649	$1,633	$44,494	$(180,158)	$596,809
Biomass-based diesel government incentives	944	—	—	—	—	944
Total revenues	$710,135	$21,649	$1,633	$44,494	$(180,158)	$597,753

	Reportable Segment
Nine months ended September 30, 2018	Biomass-based Diesel	Services	Renewable Chemicals	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,283,778	$—	$—	$9,682	$(200,774)	$1,092,686
Petroleum diesel sales	—	—	—	172,210	—	172,210
Other biomass-based diesel revenue	129,148	—	—	—	—	129,148
Separated RIN sales	100,232	—	—	—	—	100,232
Other revenues	—	74,387	4,556	—	(73,208)	5,735
Total revenues from contracts with customers	$1,513,158	$74,387	$4,556	$181,892	$(273,982)	$1,500,011
Biomass-based diesel government incentives	367,144	—	—	—	—	367,144
Total revenues	$1,880,302	$74,387	$4,556	$181,892	$(273,982)	$1,867,155

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

September 30, 2018
Accounts receivable	$92,700
Short-term contract liabilities (deferred revenue)	$(1,472)
Short-term contract liabilities (accounts payable)	$(9,154)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors to capture the credit when or if reinstated. The impacts of the agreements with customers are recorded as contract liabilities in accounts payable and as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Condensed Consolidated Statements of Operations. Significant changes to the contract liabilities during the three and nine months ended September 30, 2018 are as follows:

	July 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2018
Deferred revenue	$161	$5,772	$4,461	$—	$1,472
Payables to customers related to BTC	40,935	(31,781)	—	—	9,154
	$41,096	$(26,009)	$4,461	$—	$10,626

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2018
Deferred revenue	$2,218	$19,575	$20,318	$(3)	$1,472
Payables to customers related to BTC	—	(141,622)	(144,944)	5,832	9,154
	$2,218	$(122,047)	$(124,626)	$5,829	$10,626

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
On July 19, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which addresses certain aspects of the new leases standard, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments have the same effective date and transition requirements as ASU 2016-02. The Company is evaluating the impact of this guidance on its consolidated financial statements.
On July 31, 2018, the FASB issued ASU 2018-11, Codification Improvements to Topic 842, Leases, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments have the same effective date and transition requirements as ASU 2016-02. The Company plans to apply a modified retrospective transition approach to each applicable lease that existed at January 1, 2017 and to leases entered thereafter. In addition, the Company will take advantage of the transition package of practical expedients permitted within the new leases standard, which among other things, allows the Company to carry forward the historical lease classification. The Company also plans to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, hindsight will result in generally shorter accounting lease terms and useful lives of the corresponding leasehold improvements. Additionally, the Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.
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
On February 28, 2018, the FASB issued ASU 2018-03, which makes technical corrections to certain aspects of ASU 2016-16 (on recognition of financial assets and financial liabilities), including equity securities without a readily determinable fair value (discontinuation and adjustments); forward contracts and purchased options; presentation requirements for certain fair value option liabilities; fair value option liabilities denominated in a foreign currency and transition guidance for equity securities without a readily determinable fair value. For public business entities, the amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company has evaluated and determined that this guidance does not significantly impact on its consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 eliminates or modifies certain disclosure requirements of ASC 820 and requires new disclosures relating to changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the applicable reporting period. ASU 2018-13 also explicitly requires entities to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The

Company is evaluating the impact of this guidance on its consolidated financial statements, but does not expect the impact to be significant.
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
REG Madison may pay contingent consideration of up to $5,000 ("Earnout Payments") over a period of seven years after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of September 30, 2018, the Company has recorded a contingent liability of $2,046, approximately $1,787 of which has been classified as current on the Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of the assets acquired at the acquisition date:

March 15, 2016
Assets acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Net identifiable assets acquired	$21,091

NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	September 30, 2018
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$23,812	$—	$(16)	$23,796
Corporate bonds	Within one year	29,111	—	(15)	29,096
Total		$52,923	$—	$(31)	$52,892

NOTE 5 — INVENTORIES
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$62,996	$39,975
Work in process	4,171	3,523
Finished goods	73,984	92,049
Total	$141,151	$135,547

NOTE 6 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2018	December 31, 2017
Commodity derivatives and related collateral, net	$3,094	$1,610
Prepaid expenses	15,411	11,733
Deposits	2,023	2,899
RIN inventory	12,676	27,028
Taxes receivable	2,654	6,356
Other	1,996	2,254
Total	$37,854	$51,880

RIN inventory values were adjusted in the amounts of $2,484 and $2,629 at September 30, 2018 and December 31, 2017, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	September 30, 2018	December 31, 2017
Investments	$12,188	$12,250
Spare parts inventory	2,700	2,764
Catalysts	2,167	2,962
Deposits	381	381
Other	2,735	933
Total	$20,171	$19,290

NOTE 7— INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,749)	$3,481
Renewable diesel technology	8,300	(2,398)	5,902
Ground lease	200	(152)	48
Acquired customer relationships	4,747	(904)	3,843
Trademarks	704	—	704
In-process research and development	15,956	(2,039)	13,917
Total intangible assets	$36,137	$(8,242)	$27,895

	December 31, 2017
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,408)	$3,822
Renewable diesel technology	8,300	(1,983)	6,317
Ground lease	200	(141)	59
Acquired customer relationships	2,900	(686)	2,214
In-process research and development	15,956	(1,241)	14,715
Total intangible assets	$33,586	$(6,459)	$27,127

The Company recorded intangible amortization expense of $600 and $1,783 for the three and nine months ended September 30, 2018, respectively, and $587 and $1,756 for the three and nine months ended September 30, 2017, respectively.
The estimated intangible asset amortization expense for the remainder of 2018 through 2023 and thereafter is as follows:

October 1, 2018 through December 31, 2018	$685
2019	2,746
2020	2,753
2021	2,759
2022	2,753
2023	2,760
2024 and thereafter	13,439
Total	$27,895

NOTE 8 — DEBT
The following table shows the Company’s term debt:

	September 30, 2018	December 31, 2017
4.00% Convertible Senior Notes, $117,500 face amount, due in June 2036	$91,532	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	65,734	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	9,796	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	5,053	8,189
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	19,177	6,183
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	—	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	9,394	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,247	7,400
Other	79	179
Total term debt before debt issuance costs	208,012	228,560
Less: Current portion of long-term debt	169,485	13,397
Less: Debt issuance costs (net of accumulated amortization of $3,813 and $3,510, respectively)	4,126	6,627
Total long-term debt	$34,401	$208,536

2036 Convertible Senior Notes
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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of September 30, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at September 30, 2018.

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

REG Ralston and Subsequent Event

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allows REG Ralston to borrow up to $20.0 million during the construction period at REG Ralston and convert it into an amortizing term debt thereafter. The loan has a maturity date of July 15, 2025. The loan requires monthly principal payments and interest to be charged using prime rate plus 0.5% per annum. The loan agreement contains various loan covenants. At September 30, 2018, the effective interest rate on the amount borrowed under this Construction Loan Agreement was 5.75% per annum.

On October 19, 2018, REG Ralston entered into an amended loan agreement with First Midwest Bank to convert the Construction Loan Agreement into a term loan ("Ralston Term Loan") for a principal amount of $19,177, due on October 19, 2025. The Ralston Term Loan will bear floating interest using a LIBOR rate plus 2.25% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allowed REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At September 30, 2018, the effective interest rate on the amount borrowed under this Loan Agreement was 6.13% per annum.

REG Capital

In December 2017, REG Capital, LLC ("REG Capital") entered into a mortgage refinancing loan agreement ("Mortgage Refinancing Loan Agreement") with First National Bank to refinance existing mortgages on our office buildings in Ames, IA. The outstanding principal under the Mortgage Refinancing Loan Agreement is $7,247 with a maturity date of January 3, 2028. The loan requires monthly principal payments and bears a fixed interest rate of 3.99% per annum.

Lines of Credit
The following table shows the Company's lines of credit:

	September 30, 2018	December 31, 2017
Amount outstanding under lines of credit	$4,370	$65,525
Maximum available to be borrowed under lines of credit	$114,728	$60,839

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
In March 2018, REG Energy Services, LLC ("REG Energy Services") amended its operating and revolving line of credit agreement with Bankers Trust Company (“Bankers Trust”) that was entered in March 2016. As amended, this operating and revolving line of credit ("the Energy Services Line of Credit") was decreased to $15,000, subject to customary borrowing base limitations and the maturity was extended to September 2018. On August 30, 2018, the Energy Services Line of Credit was terminated and all outstanding amounts thereunder were repaid.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At September 30, 2018, the nominal interest rates ranged from 1.50% to 4.39% per annum.
NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2018, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 87 million gallons, 264 million pounds and 1 million million British thermal units, respectively.
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

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,017	$9,155	$812	$8,001
Cash collateral	11,232	—	8,799	—
Total gross amount recognized	12,249	9,155	9,611	8,001
Gross amounts offset	(9,155)	(9,155)	(8,001)	(8,001)
Net amount reported in the condensed consolidated balance sheets	$3,094	$—	$1,610	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(7,527)	$(24,989)	$(22,874)	$(6,942)

NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$23,796	$—	$23,796	$—
Corporate bonds	29,096	—	29,096	—
Commodity contract derivatives	(8,138)	(2,685)	(5,453)	—
Contingent considerations for acquisitions	(12,895)	—	—	(12,895)
	$31,859	$(2,685)	$47,439	$(12,895)

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,189)	$(3,742)	$(3,447)	$—
Contingent considerations for acquisitions	(34,393)	—	—	(34,393)
	$(41,582)	$(3,742)	$(3,447)	$(34,393)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2018	2017
Balance at beginning of period, January 1	$34,393	$46,568
Change in estimates included in earnings	(1,540)	589
Settlements	(2,813)	(3,980)
Balance at end of period, March 31	30,040	43,177
Change in estimates included in earnings	(7,129)	(24)
Settlements	(2,846)	(3,698)
Balance at end of period, June 30	20,065	39,455
Fair value of contingent consideration at measurement date	482	—
Change in estimates included in earnings	(4,566)	1,433
Settlements	(3,086)	(3,300)
Balance at end of period, September 30	$12,895	$37,588

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2018		As of December 31, 2017
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(212,382)	$(517,921)	$(294,085)	$(273,983)

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
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include commercial papers and corporate notes/bonds is obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices, e.g., interest rates and yield curves.
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
Contingent consideration for acquisitions: The fair value of the contingent consideration regarding REG Life Sciences, LLC ("REG Life Sciences") was determined using an expected present value technique. Expected cash flows were determined using the probability weighted-average of possible outcomes that would occur should achievement of certain milestones related to the development and commercialization of products from REG Life Sciences' technology occur. There was no observable market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. An 8.0% discount rate was used to estimate the fair value of the expected payments.
The fair value of all other contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should the achievement of certain milestones related to the production and/or sale of biomass-based diesel at the specific production facility. A discount rate ranging from 5.8% to 12.5% is used to estimate the fair value of the expected payments.
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
For the 2036 Convertible Senior Notes, the Company’s current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. For the 2019 Convertible Senior Notes, the Company has elected to settle the principal amount of convertible notes converted with cash and any conversion value in excess of that amount in shares of the Company's common stock. Therefore, the dilutive effect of the convertible senior notes is limited to the conversion premium.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Stock appreciation rights	—	600,909	—	1,307,655
2019 Convertible Senior Notes	3,045,781	5,567,112	4,225,737	5,567,112
2036 Convertible Senior Notes	7,282,194	14,106,725	9,841,639	14,106,725
Total	10,327,975	20,274,746	14,067,376	20,981,492

The following table presents the calculation of diluted net income (loss) per share:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income (loss) attributable to the Company’s common stockholders - Basic	$24,343	$(11,373)	$266,243	$(62,096)
Less: effect of participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - Dilutive	$24,343	$(11,373)	$266,243	$(62,096)
Shares:
Weighted-average shares used to compute basic net income per share	37,270,928	38,772,434	37,815,598	38,684,412
Adjustment to reflect conversion of convertible notes	7,648,408	—	4,673,989	—
Adjustment to reflect stock appreciation right conversions	584,035	—	420,941	—
Weighted-average shares used to compute diluted net income per share	45,503,371	38,772,434	42,910,528	38,684,412
Net income (loss) per share attributable to common stockholders:
Diluted	$0.53	$(0.29)	$6.20	$(1.61)

NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company has three reportable segments, which generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at September 30, 2018 and for the year ended December 31, 2017 are composed of Biomass-based Diesel, Services, Renewable Chemicals and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Biomass-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into biomass-based diesel. The Biomass-based Diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities, sales of processed biomass-based diesel from Company facilities, related by-products and renewable energy government incentive payments, in the U.S. and internationally.
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

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net revenues:
Biomass-based Diesel (includes REG Germany's net sales of $44,565 and $134,321 and $35,736 and $130,761 for the three and nine months ended September 30, 2018 and 2017, respectively)	$710,135	$619,852	$1,880,302	$1,542,484
Services	21,649	24,152	74,387	67,907
Renewable Chemicals	1,633	1,514	4,556	3,344
Corporate and Other	44,494	31,134	181,892	108,273
Intersegment revenues	(180,158)	(49,669)	(273,982)	(141,029)
	$597,753	$626,983	$1,867,155	$1,580,979
Income (loss) before income taxes:
Biomass-based Diesel (includes REG Germany's income of $440 and loss of ($5,249) and ($1,704) and ($3,036) for the three and nine months ended September 30, 2018 and 2017, respectively)	$37,923	$(9,833)	$285,887	$(16,225)
Services	652	1,316	5,409	939
Renewable Chemicals	(6,023)	(4,550)	(19,798)	(14,385)
Corporate and Other	(6,695)	1,579	5,230	(29,506)
	$25,857	$(11,488)	$276,728	$(59,177)
Depreciation and amortization expense, net:
Biomass-based Diesel (includes REG Germany's amounts of $504 and $1,871 and $712 and $2,186, for the three and nine months ended September 30, 2018, respectively)	$8,327	$7,947	$25,058	$23,517
Services	461	301	1,147	783
Renewable Chemicals	394	439	1,183	1,207
Corporate and Other	543	517	1,448	1,533
	$9,725	$9,204	$28,836	$27,040
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel (includes REG Germany's amounts of $621 and $1,322 and $570 and $2,965, for the three and nine months ended September 30, 2018 and 2017 respectively)	$7,403	$14,294	$34,453	$43,693
Services	1,308	957	3,070	2,476
Renewable Chemicals	—	7	335	14
Corporate and Other	25	1,261	58	2,373
	$8,736	$16,519	$37,916	$48,556

	September 30, 2018	December 31, 2017
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel (including REG Germany's assets of $52,890 and $55,761, respectively)	$954,717	$898,180
Services	61,914	55,581
Renewable Chemicals	19,266	21,168
Corporate and Other	377,604	386,590
Intersegment eliminations	(272,263)	(355,923)
	$1,141,238	$1,005,596

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net revenues:
United States	$549,366	$574,594	$1,724,369	$1,417,704
Germany	44,565	35,736	134,321	130,761
Other Foreign	3,822	16,653	8,465	32,514
Non-United States	48,387	52,389	142,786	163,275
	$597,753	$626,983	$1,867,155	$1,580,979

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$572,947	$566,028
Germany	19,150	20,689
Other Foreign	600	680
	$592,697	$587,397

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

These forward-looking statements include, but are not limited to statements about planned capital expenditures and our ability to maintain financing for such construction; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; the possible joint development of a renewable diesel plant with Phillips 66; any impact of the results from the investigation and subsequent determination by the U.S. International Trade Commission regarding trade practices by Argentinean and Indonesian companies; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our operational management and facility construction services; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; our ability to develop and market renewable chemicals; results in respect of the strategic review of our life sciences business; statements about using acquired land to improve existing production capacity and future expansion opportunities at our Geismar facility; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; the potential impact following the establishment of applicable accounting standards; the impact of recent U.S. tax legislation on our financial condition and results of operations; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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
We are a lower cost, lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower cost, lower carbon feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
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
In May 2018, we launched our latest innovation in diesel fuel, REG Ultra CleanTM, to our customers in California and other locations. REG Ultra Clean Diesel, among the lowest emission diesel fuels on the market today, is a patent-pending fuel made of a proprietary blend of renewable diesel and biodiesel. In October 2018, we announced that we are collaborating with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. The plant would utilize our propriety BioSynfining® technology for the production of renewable diesel fuel. Planned feedstocks would include a mix of waste fats, oils and greases, including regionally-sourced vegetable oils, animal fats and used cooking oil. We have not reached a definitive agreement with Phillips 66 with respect to this potential joint development project and there is no assurance that an agreement will be reached.

Our development-stage industrial biotechnology business, which we refer to as REG Life Sciences, is developing proprietary microbial fermentation processes to produce renewable chemicals, advanced biofuels and other products. Fatty acids are one of three product areas that we are focused on, along with esters and alcohols.
During the three and nine months ended September 30, 2018, we sold 179 million and 486 million total gallons of fuel, including 11 million and 32 million gallons of biomass-based diesel that we purchased from third parties and resold, 12 million and 35 million biomass-based diesel gallons produced by REG Germany and 24 million and 82 million petroleum-based diesel gallons. During 2017, we sold 587 million gallons of fuel, which included 52 million biomass-based gallons we purchased from third parties, 38 million biomass-based diesel gallons produced by REG Germany and 83 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Biomass-based Diesel segment, the Services segment and the Renewable Chemicals segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production refineries:

•	a 30 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas;

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

•	purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third-party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. In 2017 and for the nine months ended September 30, 2018, our revenues from the sale of co-products were approximately five percent of our total Biomass-based Diesel segment revenues. For the three and nine months ended September 30, 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced at wholly owned facilities or purchased from third parties, were less than ten percent of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our

RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At September 30, 2018, we had approximately 34.0 million biomass-based diesel RINs and 3.1 million advanced biofuel RINs available to be sold, as compared to 37.8 million biomass-based diesel RINs and 1.2 million advanced biofuel RINs held for sale at December 31, 2017. According to the Oil Pricing Information System ("OPIS"), the median closing price at September 30, 2018 was $0.37 and $0.32 per biomass-based diesel RIN and advanced biofuel RIN, respectively, compared to $0.79 and $0.78 at December 31, 2017, respectively, per biomass-based diesel RIN and advanced biofuel RIN. We believe that the decrease in RIN value during 2018 has been influenced by spreads and record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017.
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At September 30, 2018, we held for sale approximately 15,250 LCFS credits, compared to 5,700 credits at December 31, 2017. According to OPIS, the median closing price at September 30, 2018 and December 31, 2017 was $187.00 and $113.00, respectively, per California LCFS credit. The increase in LCFS prices was largely attributable to growing demand for LCFS credits.
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
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial condition are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives or requirements for the production and use of cleaner renewable fuels.
Governmental programs favoring biomass-based diesel production and use

Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel, when excluding the value of biomass-based diesel incentives and credits. The biomass-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize production and use of biomass-based diesel, which allows biomass-based diesel to be priced competitively with petroleum-based diesel.
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
Biomass-based diesel is a cleaner low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biomass-based diesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, biomass-based diesel prices have generally been impacted by the same factors that affect petroleum prices, such as crude oil supply and demand balance, worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters.
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2015, 2016, 2017 and the first nine months of 2018 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.

At the beginning of 2018, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.22 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel was $0.53 per gallon at the end of September 2018. It reached a high of $1.36 per gallon of biodiesel in February 2018 and a low of $0.50 per gallon in September 2018. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels and RINs came down in value. We believe that the decrease in RIN value during the third quarter of 2018 was influenced by record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. The decrease in the value of RINs held in inventory resulted in a $7.2 million write-down to lower of cost or net realizable value for the first nine months of 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2017, feedstock expense accounted for 80% of our production cost, while methanol and chemical catalysts expense accounted for 3% and 4% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible oil, used cooking oil, animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel fuels. There are a number of factors that influence the supply and price our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and incentives; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry slaughter kills; palm oil supply; soybean meal demand and/or production, and crop production in the U.S. and South America, among others.
During 2017, 73% of our feedstocks were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from a lower-cost feedstock for the period January 2016 to September 30, 2018. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2016 to September 30, 2018.

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
During the first nine months of 2018, NY Harbor ULSD prices ranged from low of $1.84 per gallon in February to a high of $2.35 per gallon in September with the average price for the third quarter of $2.18 per gallon, up three cents from the second quarter average of $2.15 per gallon. Energy prices were steady in July, following a steady June, and sharply increased in late August with further increase in late September.  Supply concerns from geopolitical actions drove energy prices upward. U.S. biodiesel prices followed the ULSD trend during the third quarter with OPIS Chicago B100 prices beginning the quarter at $2.89, rising to $2.95 in late August and finishing September at $3.08 per gallon.
Animal fat and vegetable oil production have both increased year over year, which contributed to lower feedstock prices during the third quarter of 2018. Soybean oil prices ranged from a high of $0.29 per pound in July 2018 to a low of $0.27 per pound in September 2018 with an average price for the quarter of $0.28 per pound. Soybean oil prices trended lower due to higher soybean crush rates, falling palm oil prices and China's impending tariffs on soybean imports. Strong consumer demand for meats and increasing industry capacity has continued to lead to expansions in the U.S. hog and cattle markets. Both hog and cattle slaughter numbers in the first nine months of 2018 were higher year over year.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2017 and the first nine months of 2018. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT Soybean Oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $7.5 million and $22.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2018, respectively, compared to losses of $25.0 million and $6.9 million for the three and nine months ended September 30, 2017, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

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

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2016	2.60 billion gallons	1.90 billion gallons
2017	2.5 billion gallons	2.00 billion gallons
YTD Q3-2018	1.79 billion gallons	2.10 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.60 billion gallons for 2016, 790 million gallons higher than 2015. The amount of biomass-based diesel produced and/or imported into the U.S in 2017 was 2.50 billion gallons. In the first nine months of 2018, according to EMTS data, 1.79 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.13 billion gallons over the same period in 2017.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows for the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. Although the Tax Legislation was passed late in the fourth quarter of 2017, we consider the accounting for the transition tax to be final, along with the impact of the reduction in the corporate tax rate and the accounting for the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”). As a result, the provisional tax benefit of $13.7 million recorded in the fourth quarter of 2017 has not changed.
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

Results of Operations
Three and nine months ended September 30, 2018 and 2017
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gallons sold	178.8	151.5	486.0	433.9
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.03 and $3.10 for the three and nine months ended September 30, 2018)	$3.03	$3.21	$3.62	$3.01

Revenues	$597,753	$626,983	$1,867,155	$1,580,979
Cost of goods sold	546,339	612,188	1,508,552	1,517,447
Gross profit	51,414	14,795	358,603	63,532
Selling, general and administrative expenses	23,155	25,880	79,321	71,599
Research and development expense	4,252	3,759	13,335	10,537
Impairment of property, plant and equipment	—	—	—	1,341
Income (loss) from operations	24,007	(14,844)	265,947	(19,945)
Other income (expenses), net	1,850	3,356	10,781	(39,232)
Income tax expense	(854)	115	(3,486)	(2,919)
Net income (loss) attributable to the Company	25,003	(11,373)	273,242	(62,096)
Effect of participating share-based awards	660	—	6,999	—
Net income (loss) attributable to the Company's common stockholders	$24,343	$(11,373)	$266,243	$(62,096)
Revenues. Our revenues decreased by $29.2 million, or 5%, for the three months ended September 30, 2018 but increased by $286.2 million in the nine months ended September 30, 2018, or 18%, as compared to the same periods ended September 30, 2017. The decrease in revenues for the third quarter was primarily due to a lower average selling price, a significant drop in revenues from sales of separated RINs, partially offset by higher gallons sold. The main driver for the increase in revenues for the nine months ended September 30, 2018 was the recognition of the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated. Higher gallons sold and higher average selling price also contributed to the increase in revenues for the nine months ended September 30, 2018, partially offset by a significant reduction in revenues from sales of separate RINs.
Biomass-based diesel revenues including government incentives in the three and nine months ended September 30, 2018 decreased $29.2 million, or 5%, for the three months ended September 30, 2018, but increased $284.2 million, or 18%, in the nine months ended September 30, 2018 over the same periods last year. Gallons sold in the third quarter of 2018 increased by 27.3 million gallons, or 18%. Our average biomass-based diesel sales price per gallon decreased $0.18, or 6%, for the three months ended September 30, 2018, but increased $0.61, or 20%, for the nine months ended September 30, 2018. The average biomass-based diesel sales price per gallon after adjustment for the 2017 BTC decreased $0.18, or 6%, for the three months ended September 30, 2018, but increased $0.09, or 3%, for the nine months ended September 30, 2018. The decrease in adjusted average sales price contributed to a $27.3 million decrease in revenues for the three months ended September 30, 2018, while for the nine months ended September 30, 2018, the increase in adjusted average sale prices led to higher revenues of $264.7 million, when applied to the number of gallons sold in the same periods of 2017. The change in gallons sold for the three and nine months ended September 30, 2018 accounted for a revenue increase of $87.6 million and $156.8 million, after adjusting for the impact of the 2017 BTC on average sales price, for the three and nine months ended September 30, 2018, respectively. The recognition of the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated resulted in a $338.6 million increase in biomass-based diesel government incentives revenues for the nine months ended September 30, 2018, as compared to the first nine months of 2017. Sales of separated RIN inventory were $26.9 million and $100.2 million for the three and nine months ended September 30, 2018, respectively, as compared to $120.4 million and $245.1 million for the three and nine months ended September 30, 2017, respectively.
Costs of goods sold. Our costs of goods sold decreased $65.8 million and $8.9 million, or 11% and 1%, for the three and nine months ended September 30, 2018, respectively. Costs of goods sold as a percentage of revenues were 91% and 81% for the three and nine months ended September 30, 2018, respectively, and 98% and 96% for the three and nine months ended September 30, 2017, respectively. The decrease in cost of goods sold as a percentage of revenues during the three and nine months ended September 30, 2018 was primarily due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018 and lower feedstock costs as discussed below, partially offset by lower risk management losses for the nine months ended September 30, 2018 compared to the same period in 2017.
Average prices for lower-cost feedstocks were $0.25 per pound for both the three and nine months ended September 30, 2018, respectively, as compared to $0.30 and $0.29 per pound for the three and nine months ended September 30, 2017. Average soybean oil costs were $0.30 and $0.31 per pound for three and nine months ended September 30, 2018, respectively, as compared to $0.32 per pound for both the three and nine months ended September 30, 2017, respectively. Average canola oil costs were $0.35 per pound for both the three and nine months ended September 30, 2018, as compared to $0.35 and $0.34 per pound for the three and nine months ended September 30, 2017, respectively. We recorded risk management losses of $7.5 million and $22.9 million from our derivative financial instrument activity for the three and nine months ended September 30, 2018, respectively, compared to risk management losses of $25.0 million and $6.9 million for the three and nine months ended September 30, 2017, respectively. Costs of goods sold for separated RIN inventory sales were $9.1 million and $46.4 million for the three and nine months ended September 30, 2018, respectively, and $104.2 million and $184.7 million for the three and nine months ended September 30, 2017, respectively. We recorded a lower of cost or net realizable value write down on RINs of $0.7 million and $7.2 million in the three and nine month periods, compared to write downs of $1.0 million and $1.3 million during the three and nine months ended September 30, 2017, respectively, reflecting significantly lower RIN prices during the third quarter of 2018 and a downward trend throughout 2018.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $23.2 million and $79.3 million for the three and nine month periods of 2018, or 4% of total revenue in each period, and $25.9 million and $71.6 million, or 4% and 5% of total revenue, respectively, in the same periods of 2017. This represents a reduction of $2.7 million, or 11%, for the quarter ended September 30, 2018, but an increase of $7.7 million, or 11%, for the nine month period, compared to the same respective periods of last year. SG&A expenses were higher in the third quarter of 2017 due to charges for executive severance costs. The increase in the nine month period year over year was driven largely from accelerated stock compensation expenses along with higher employee related compensation, arising from the Company's strong financial performance in 2018.
Research and development expense. Our research and development expenses were $4.3 million and $13.3 million for the three and nine months ended September 30, 2018, respectively, compared to $3.8 million and $10.5 million for the three and nine months ended September 30, 2017, respectively. The majority of the research and development expenses were related to activities of the Renewable Chemicals segment, which is seeking to bring industrial biotechnology products to market and drive growth. The increase in our research and development expenses in the nine months was primarily due to employee-related costs, as well as increased costs for field trials related to our Verdesoil product.
Other income (expense), net. Other income was $1.9 million and $10.8 million for the three and nine months ended September 30, 2018, respectively, compared to other income of $3.4 million and other expense of $39.2 million for the same periods in 2017. Other income (expense) is primarily comprised of change in value of contingent consideration, gain on debt extinguishment, change in fair value of convertible debt conversion liability, gain from involuntary conversion, interest expense, interest income and other non-operating items. On December 8, 2017, at the special meeting of stockholders, the Company obtained approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option was reclassified into Additional Paid-in Capital at December 8, 2017, resulting in no fair value adjustment on the convertible debt conversion liability in 2018. The increase in the change in value of contingent consideration was mainly related to the contingent consideration at REG Life Sciences as a result of shortened duration to the final earnout determination date and reduced commercialization probability resulting from our strategic review.
Income tax expense. We recognized an income tax expense of $0.9 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, as compared to tax benefit of $0.1 million and tax expense of $2.9 million for the same periods in 2017. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.7 million and $7.0 million for the three and nine months ended September 30, 2018, respectively, and nil for the same periods in 2017.
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

(In thousands, except per share amounts)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income (loss) attributable to the Company	$25,003	$(11,373)	$273,242	$(62,096)
Gain on involuntary conversion	—	(942)	(4,454)	(942)
Gain on sale of assets	(13)	—	(1,003)	—
Change in fair value of convertible debt conversion liability	—	(8,560)	—	24,158
Change in fair value of contingent considerations	(4,566)	1,433	(13,235)	1,998
Gain on debt extinguishment	(788)	—	(2,893)	—
Loss on the Geismar lease termination	—	—	—	3,967
Other (income) expense, net	(486)	(12)	(2,775)	276
Impairment of assets	—	—	—	1,341
Straight-line lease expense	(61)	(85)	(96)	(202)
Executive severance payment	—	2,420	215	2,420
Non-cash stock compensation	1,227	2,023	5,224	5,019
2017 BTC (1)	—	—	(204,936)	—
Adjusted net income (loss) attributable to the Company	$20,316	$(15,096)	$49,289	$(24,061)
Effect of participating share-based awards	536	—	1,262	—
Adjusted net income (loss) excluding 2017 BTC allocation attributable to common stockholders	$19,780	$(15,096)	$48,027	$(24,061)

Adjusted net income (loss) attributable to the Company	$20,316	$(15,096)	$49,289	$(24,061)
Allocation of 2017 BTC (1)	—	56,505	—	152,598
Adjusted net income including 2017 BTC allocation attributable to the Company	20,316	41,409	49,289	128,537
Effect of participating share-based awards	536	1,010	1,262	2,950
Adjusted net income including 2017 BTC allocation attributable to common stockholders	$19,780	$40,399	$48,027	$125,587

Net income (loss) per share attributable to common stockholders
Diluted	$0.53	$(0.29)	$6.20	$(1.61)

Adjusted net income (loss) excluding 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.43	$(0.39)	$1.12	$(0.62)

Adjusted net income including 2017 BTC allocation per share attributable to common stockholders
Diluted	$0.43	$1.04	$1.12	$3.24

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
Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization ("EBITDA" and adjusted EBITDA are not measures of financial performance under GAAP. We use EBITDA and EBITDA adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present EBITDA and Adjusted EBITDA because we believe they assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.
The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income (loss)	$25,003	$(11,373)	$273,242	$(62,096)
Adjustments:
Income tax expense (benefit)	854	(115)	3,486	2,919
Interest expense	4,003	4,725	13,579	13,740
Depreciation	9,097	8,639	27,080	25,585
Amortization	318	307	936	583
EBITDA	$39,275	$2,183	$318,323	$(19,269)
Gain on involuntary conversion	—	(942)	(4,454)	(942)
Gain on sale of assets	(13)	—	(1,003)	—
Change in fair value of convertible debt conversion liability	—	(8,560)	—	24,158
Change in fair value of contingent liability	(4,566)	1,433	(13,235)	1,998
Gain on debt extinguishment	(788)	—	(2,893)	—
Other (income) expense, net	(486)	(12)	(2,775)	278
Impairment of assets	—	—	—	1,341
Loss on the Geismar lease termination	—	—	—	3,967
Straight-line lease expense	(61)	(85)	(96)	(202)
Executive severance	—	2,420	215	2,420
Non-cash stock compensation	1,227	2,023	5,224	5,019
2017 BTC (1)	—	—	(204,936)	—
Adjusted EBITDA excluding 2017 BTC allocation	$34,588	$(1,540)	$94,370	$18,768
Allocation of 2017 BTC (1)	—	56,505	—	152,598
Adjusted EBITDA	$34,588	$54,965	$94,370	$171,366

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
Liquidity and Capital Resources
Sources of liquidity. At September 30, 2018, the total of our cash and cash equivalents and marketable securities was $209.5 million, compared to $77.6 million at December 31, 2017. At September 30, 2018, we had total assets of $1,141.2 million, compared to $1,005.6 million at December 31, 2017. At September 30, 2018, we had term debt before debt issuance costs of $208.0 million, compared to term debt of $228.6 million at December 31, 2017. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of September 30, 2018.
Our term debt (in thousands) is as follows:

	September 30, 2018	December 31, 2017
4.00% Convertible Senior Notes, $117,500 face amount, due in June 2036	$91,532	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	65,734	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	9,796	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	5,053	8,189
REG Mason City term loan, fixed interest rate of 5%, due in July 2019	—	1,153
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	9,394	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,247	7,400
REG Ralston term loan, variable interest rate of Prime Rate plus 0.5%, due in July 2025	19,177	6,183
Other	79	179
Total term debt before debt issuance costs	$208,012	$228,560

In addition, we had revolving debt (in thousands) as follows:

	September 30, 2018	December 31, 2017
Amount outstanding under lines of credit	$4,370	$65,525
Maximum available to be borrowed under lines of credit	$114,728	$60,839
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2017.
At September 30, 2018, there was outstanding $65.7 million aggregate principal amount of our 2.75% Convertible Senior Notes due June 15, 2019. In accordance with the indenture governing such Notes, we have elected to settle all conversions of each $1,000 principal amount of Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months September 30,
	2018	2017
Net cash flows provided by operating activities	$328,551	$14,662
Net cash flows used in investing activities	(92,516)	(46,011)
Net cash flows provided by (used in) financing activities	(156,812)	25,173
Net change in cash and cash equivalents	79,223	(6,176)
Cash and cash equivalents, end of period	$156,632	$112,242
In the first nine months of 2018, we generated $328.6 million of cash from operations, compared to $14.7 million of cash used in operations in the first nine months of 2017. The increase in cash from operations is largely driven by net income of $273.2 million, compared to a net loss of $62.1 million for the nine months ended September 30, 2017. The primary impact on net income for the nine months ended September 30, 2018 related to the reinstatement of the 2017 BTC. In the second and third quarters of 2018, we received approximately $381.0 million related to the reinstatement of the 2017 BTC. Of this amount received, $150.8 million was due to our vendors and customers, of which $141.6 million was paid as of September 30, 2018. The increase in net cash flows used in investing activity was primarily impacted by the investment in marketable securities of $52.9 million, compared to $0 in 2017. This increase was partially offset by a reduction in cash paid for property, plant and equipment of $37.9 million, compared to $48.6 million million for the nine months ended September 30, 2017. Financing activities were impacted primarily by net repayments on revolving lines of credit of $57.6 million for the first nine months of 2018, compared to net borrowings of $38.9 million for the same period in 2017. Additionally, financing activities for the first three quarters of 2018 included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes and $59.3 million used to buy back $34.5 million principal amount of the 2036 Convertible Senior Notes.
Capital expenditures. During the nine months ended September 30, 2018, our capital expenditures were $37.9 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston. Our budgeted capital expenditures for the remainder of 2018 are approximately $15 million, which includes the optimization project at our Newton facility as well as further upgrades to other facilities, such as Albert Lea and Emden, among others.
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
Commodity Price Risk
Over the period from January 2014 through September 30, 2018, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.21 per gallon reported in November 2014 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $1.89 per gallon during this period. Over the period January 2014 to September 30, 2018, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.44 per pound, or $3.32 per gallon of biodiesel, in March 2014 to a low of $0.26 per pound, or $1.95 per gallon, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.33 per pound, or $2.47 per gallon. Over the period from January 2014 through September 30, 2018, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.41 per pound in May 2014 to a low of $0.16 per pound in December 2015, with sales prices averaging $0.25 per pound during this period. Over the period from January 2014 through September 30, 2018, RIN prices (based on prices from OPIS) have ranged from a high of $1.26 in December 2016 to a low of $0.33 in September 2018, with sales prices averaging $0.77 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first nine months of 2018. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2018 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	486.0	gallons	10%	$(148.7)	(41.5)%
Total Lower Cost Feedstocks	2,130.3	pounds	10%	$(55.7)	(15.53)%
Total Canola Oil	463.9	pounds	10%	$(16.3)	(4.5)%
Total Soy Oil	222.4	pounds	10%	$(6.9)	(1.9)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $20.4 million at September 30, 2018. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $7.6 million on the fair value of these instruments of at September 30, 2018.  A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at September 30, 2018.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the nine months ended September 30, 2018 was 5.56%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, September 30, 2018. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended September 30, 2018 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
Federal and state governmental requirements and incentives for the use of biofuels could be repealed, curtailed or otherwise changed, which could have a material adverse effect on our revenues, operating margins and financial condition.
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
State requirements and incentives for the use of biofuels increase demand for and the value of our biomass-based diesel within such states, but we believe that such state requirements and incentives have not increased overall demand for biofuels in excess of RFS2 requirements. Rather, we believe state requirements and incentives influence where biomass-based diesel is consumed.
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
In November of 2017, EPA finalized RVO volumes for advanced, cellulosic, and total renewable fuel for 2018 as well as biomass-based diesel for 2019. For the first time, EPA applied the full cellulosic waiver to reduce the total advanced volume nearly holding it static compared to the 2017 volume. Also for the first time, EPA held the volume for biomass-based diesel at 2.1 billion gallons, providing no growth from 2018 to 2019. In June 2018, the EPA proposed RVOs of 2.43 billion gallons for biomass-based diesel in 2020 and 4.88 billion RINs for advanced biofuels in 2019. If the EPA reduces the advanced biofuel volume from the 2018 RVO and/or reduces the biomass-based diesel RVO for 2020 in the final rule, such changes would be expected to harm our business and profitability.
The RFS has a small refinery waiver provision that allows certain small refiners to apply for an exemption of their RVO in select years. In prior years, under prior Administrations, there were few requests and even fewer exemptions granted. Under the current Administration, the number of requests has significantly increased and the granting of waivers has also increased. To date, the EPA has granted 19 waivers for the 2016 compliance year, exempting 790 million RINs and 29 waivers for the 2017 compliance year, exempting 1.46 billion RINs. These exemptions impacted the demand for and price of RINs. Biomass-based diesel RINs prices, as reported by OPIS, started the year at $0.82 and fell to $0.36 at the end of the third quarter of 2018, in part due to these unprecedented exempted volumes. Biomass-based diesel RINs have fallen further to $0.33 on October 31, 2018. If the EPA continues this practice, it will harm demand for RINs and our profitability.
A critical state program is California's Low Carbon Fuel Standard, ("LCFS"), which is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the fuel sold meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer (the “Regulated Party”), is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A Regulated Party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes. This obligation is tracked through credits and deficits. Fuels with a CI score lower than the annual standard earn a credit, and fuels that are higher than the standard result in a deficit. Credits can be traded. We receive LCFS credits when we sell qualified biomass-based diesel in California. The California Air Resources Board recently updated the underlying program by making changes that increase the reductions in greenhouse gas emissions from 10% below to 20% below the baseline and lengthen the timeframe from 2020 to 2030.  LCFS credit prices have increased from $116 per California LCFS credit on January 2, 2018 to $187 per California LCFS credit on September 30, 2018. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If we are not able to continue to sell our products in California or if the California LCFS price were to materially decrease, our revenues and profits could be harmed.

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
Federal
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the entity to first blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.

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
When the BTC lapsed in the past, it has been retroactively reinstated by Congress. As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The 2017 BTC was retroactively reinstated on February 9, 2018, resulting in a $205 million net benefit to our Adjusted EBITDA for the year ended December 31, 2017. As of September 30, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, our net income and Adjusted EBITDA for business conducted in the third quarter of 2018 and the nine months ended September 30, 2018 would increase by approximately $70 million and $178.7 million, respectively. It is uncertain whether the BTC will be reinstated and if reinstated, whether it would be reinstated retroactively or on the same terms. The lapsing or modification of the BTC would adversely affect our financial results.
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

Increased industry-wide production of biomass-based diesel and co-processed renewable diesel as a result of plant expansions and existing excess production capacity, could harm our financial results.
If the volume of excess biomass-based diesel RINs exceeds the volume mandated for use under RFS2, the demand for and price of our biomass-based diesel, and biomass-based diesel RINs may be reduced, which could adversely affect our revenues and profits.
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
In addition to filling the biomass-based diesel obligation, these particular RINs may also be used to help meet the total Advanced Biofuels obligation. In the past, production of other advanced biofuel (cellulosic, sugarcane ethanol, co-processed renewable diesel, etc.) have been minimal. It appears that several petroleum refiners have started or may soon start to produce co-processed renewable diesel ("CPRD").

CPRD uses the same feedstocks we use to produce biomass-based diesel. CPRD generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel, particularly biodiesel. If CPRD volumes grow, we would expect feedstock prices to increase, demand for biomass-based diesel to decrease, and D5 advanced biofuel RIN prices to decrease, each of which would harm our revenues and profitability. In the event large volumes of CPRD come to market in the U.S., it may make biodiesel production uneconomic, requiring us to cease production and shut down one or more of our biodiesel plants, which would harm our business.
Several leading biomass-based diesel companies have recently announced their intention to expand their production of renewable diesel. These include World Energy's announcement to expand its Los Angeles area biorefinery from its existing 45 mmgy to over 300 mmgy; Diamond Green Diesel, the largest U.S. producer of renewable diesel, who has announced its 400 mmgy expansion; and Neste, the largest global producer of renewable diesel, which has indicated its intention to announce by the end of the year plans with respect to a proposed 300 mmgy expansion of its Singapore facility. Recently, we announced that we are collaborating with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. If and when these facilities come online, it is expected that they would increase the demand for, and price of, feedstocks, thus harming our margins. The additional supply of renewable diesel is also expected to reduce demand for biodiesel and increase the supply of D4 biomass-based diesel RINs, each of which would be expected to harm our profitability.

Changes in tax laws could materially affect our financial position, results of operations, and cash flows.
The income and non-income tax regimes we are subject to or operate under are subject to significant change. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 may significantly impact our tax obligations and effective tax rate. In addition, many countries globally, including those in which we operate today or may operate in the future, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly impact our tax obligations and affect where we do business or require us to change the manner in which we operate our business.

Uncertainties in the interpretation and application of the 2017 Tax Legislation could materially affect our tax obligations and effective tax rate.
H.R. 1, formerly known as the Tax Cuts and Jobs Act (the “Tax Legislation”), was enacted on December 22, 2017, and significantly affected U.S. tax law by changing, among others, how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and our results of operations in the period issued.
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
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, biomass-based diesel prices have been influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting cleaner renewable fuels, rather than biomass-based diesel production costs. If there is a lack of close correlation between production costs and biomass-based diesel prices, we may be unable to pass increased production costs on to our customers in the form of higher prices. If there is a decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a result of a reduction in biomass-based diesel and RIN prices, our gross margins, cash flow and results of operations would be adversely affected.
Energy prices, particularly the market price for crude oil, are volatile. Excluding the impact of the BTC, the average price at which we sold our biomass-based diesel decreased from $3.21 per gallon in the third quarter of 2017 to $3.03 per gallon in the third quarter of 2018. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.

In addition, an element of the price of biomass-based diesel that we produce is the value of the associated RINs. D4 RIN prices as reported by OPIS ranged from $0.33 to $0.91 per RIN during the first nine months of 2018. RIN prices started the year at $0.82 and fell to $0.36 at the end of September 2018. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels, RINs came down in value. We believe that the decrease in RIN value was also negatively influenced by the market uncertainty related to ethanol and the EPA's approval of record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017. In 2017, RIN prices ranged from $0.79 per RIN and climbed to a high of $1.17. In previous years, there was also significant volatility in RIN prices. Reductions in RIN values may have a material adverse effect on our revenues and profits as they directly reduce the price we are able to charge for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption that the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. The development of alternative fuels, co-processed renewable diesel and renewable chemicals as well as the growth in the volumes of renewable diesel and CPRD production also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if these emerging technologies that compete with biomass-based diesel for feedstocks, are more profitable or have greater governmental support than biomass-based diesel.
At elevated feedstock price levels, certain feedstocks may be uneconomical to use, as we may be unable to pass feedstock cost increases on to our customers. In addition, we generally are unable to enter into forward contracts at fixed prices for some of our feedstocks, such as animal fat, because markets for these feedstocks are less developed.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of biomass-based diesel, a common inedible animal fat used by us to make biomass-based diesel, was $1.28 in 2016, $1.20 in 2017, and $1.76, $1.31 and $1.08 in the first, second and third quarter of 2018, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of biomass-based, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.73 in 2016, $0.64 in 2017, and $0.72, $0.76 and $0.81 in the first, second and third quarters of 2018, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based. For each of the three years from 2015 to 2017, approximately 85%,72% and 73%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 15%, 28% and 27%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability could be harmed.

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
One customer, Pilot Travel Centers LLC ("Pilot"), accounted for 8%, 8% and 8% of our revenues in the first nine months of 2018, and the full years of 2017 and 2016, respectively. In the prior years, our revenues from Pilot generally did not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 9% and 9% of our total sales in 2017 and 2016, respectively, based on the OPIS average RIN and LCFS price for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel bought from us, it could be difficult to replace the lost revenues from biomass-based diesel and RINs, and our profitability and cash flow could be materially harmed. We do not have a long term contract with Pilot that ensures a continuing level of business from Pilot.

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
In addition, California has become one of our largest markets, served by our Geismar and Midwest facilities. Should a natural disaster or other event disrupt our ability to transport, store, and deliver products to the California market, our revenue and profits would be harmed.

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

•	recruiting and retaining talented and capable management and employees in foreign countries;

•	challenges caused by distance, language and cultural differences;

•	protecting and enforcing our intellectual property rights;

•	difficulties in the assimilation and retention of employees;

•	the inability to extend proprietary rights in our technology into new jurisdictions;

•	currency exchange rate fluctuations;

•	general economic and political conditions in foreign jurisdictions;

•	foreign tax consequences;

•	foreign exchange controls or changes to U.S. tax laws in respect of repatriating income earned in countries outside the United States;

•	compliance with the U.S.'s Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption regulations;

•	political, economic and social instability;

•	higher costs associated with doing business internationally; and

•	export or import regulations as well as trade and tariff restrictions.
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
Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity. As a result, increased production of biodiesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could materially harm our business.

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
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into biomass-based diesel production. Such petroleum refiners include Neste Oil with approximately 882 million gallons of global renewable diesel production capacity in Asia and Europe, Valero Energy Corporation with its Diamond Green joint venture that operates an approximate 275 million gallon renewable diesel facility and British Petroleum, which has begun co-processing renewable diesel at its Cherry Point refinery in Washington state. These and other competitors that are divisions of larger enterprises may have greater financial resources than we do.
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
We are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and continuously evolving, requiring us to periodically update our compliance systems. In 2014, the EPA issued a final rule to establish a quality assurance program and the EPA also implemented regulations related to the generation and sale of biomass-based diesel RINs. Compliance with these or any new regulations or Obligated Party verification procedures under RFS2 could require significant expenditures to attain and maintain compliance. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our revenues and profitability.
The development of alternative fuels, including a variety of energy alternatives to biodiesel has attracted significant attention and investment. Neste Oil operates four renewable diesel plants: a 300 million gallon per year plant in Singapore, a 300 million gallon per year plant in Rotterdam, Netherlands, and two 60 million gallon per year plants in Porvoo, Finland. In the United States, Diamond Green Diesel, LLC operates a 275 million gallon per year renewable diesel plant in Norco, Louisiana. Several refiners appear to be actively considering co-processing renewable feedstocks with petroleum crude oil at their refineries, including BP at its Cherry Point refinery. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirements. Co-processed renewable diesel qualifies as advanced biofuels. Under RFS2, renewable diesel and co-processed renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs per gallon. As the value of RINs increases, this 0.2 RIN advantage makes renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel, including co-processed renewable diesel, proves to be more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
In addition, the EPA may allow other fuels to satisfy the RFS2 requirements and allow RINs to be generated upon the production of these fuels. For example, the EPA adopted regulations to amend the definition of “Home Heating Oil” under RFS2, which expands the scope of fuels eligible to generate RINs.
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
In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. New technology diesel engines are believed to eliminate any such increase. Emissions from older vehicles while the fleet turns over may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.
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
At September 30, 2018, our total term debt before debt issuance costs was $208.0 million. This includes $91.5 million aggregate carrying value on our $117.5 million face amount, 4.00% convertible senior notes due in June 2036, the "2036 Convertible Senior Notes", and $65.7 million aggregate carrying value on our $67.5 million face value, 2.75% convertible senior notes due in June 2019, the "2019 Convertible Senior Notes". In accordance with the indenture governing such Notes, we have elected to settle all conversions of each $1,000 principal amount of Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock.
We also have short-term debt obligations under revolving credit agreements provided by certain banks. At September 30, 2018, borrowings of $4.4 million had been made under our revolving lines of credit. See "Note 8 - Debt" to our Condensed Consolidated Financial Statements for a description of our indebtedness.

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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of September 30, 2018, we had $114.7 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
In addition, holders of the 2019 and 2036 Convertible Senior Notes have the right to convert their notes during any calendar quarter when the last reported sale price of our common stock for 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price, or $16.02 in the case of the 2019 Convertible Senior Notes and $14.01 in the case of the 2036 Senior Convertible Notes.  Both series of notes became convertible during the quarters ending June 30, 2018 and September 30, 2018 due to the trading price of our common stock.

In accordance with the indenture governing the 2019 Convertible Senior Notes, we have elected to settle all conversions of each $1,000 principal amount of notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock. For the 2036 Convertible Senior Notes, our current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2019 or 2036 Convertible Senior Notes upon a fundamental change or to settle conversion of the 2019 or 2036 Convertible Senior Notes in cash.
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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of September 30, 2018, availability under the M&L and Services Revolver was approximately $114.7 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries, who are the borrowers under M&L and Services Revolver, would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of September 30, 2018 , our consolidated fixed charge coverage ratio was 0.09 which was below the minimum amount required for compliance with this ratio, however, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0x unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2018 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no share repurchase transactions under the 2017 Program during the three months ended September 30, 2018.
Under the 2018 Program, during the three months ended September 30, 2018, the Company used $16.1 million to repurchase $9.1 million principal amount of the 2036 Convertible Senior Notes. There were no share repurchase transactions under the 2018 Program during the three months ended September 30, 2018.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 7, 2018	By:	/s/ Randolph L. Howard
Randolph L. Howard
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2018	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 7, 2018	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)