Form 10-K
period 2018-12-31
Renewable Energy Group, Inc.
filed 2019-03-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of class)
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of Common Stock held by non-affiliates was $556,864,879.
As of February 28, 2019, 37,355,193 shares of Common Stock of the registrant were issued and outstanding.
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

PART I
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including revenues, cost of revenues and operating expenses;

•	government programs, policymaking and requirements relating to renewable fuels;

•	the availability, future price and volatility of feedstocks;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	our plan to sell the REG Life Sciences business;

•	our ability to protect proprietary technology and trade secrets;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

•
critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired; and

•	assumptions underlying or relating to any of the foregoing.
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors, including but not limited to those Risk Factors discussed in Item 1A, could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission after the date hereof.

ITEM 1.	Business
General
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2018, we sold 649 million total gallons of fuel (including fuel purchased from third parties for resale) and generated revenues of $2.4 billion. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the market for cleaner transportation fuels. In May 2018, we launched our latest innovation in diesel fuel, REG Ultra CleanTM Diesel. REG Ultra CleanTM Diesel is among the lowest emission diesel fuels on the market today.
Plant Network
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce traditional biodiesel, one produces renewable diesel (“RD”), and one is a fermentation facility. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year ("mmgy").
We own and operate the following facilities in North America:

Property	Nameplate[1] Production Capacity (mmgy)	Effective Capacity [2] (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa	30	39.9	2002	Refined Oils and Fats
Albert Lea, Minnesota	30	45.6	2005	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	34.7	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	47.8	2008	Refined Oils and Fats
Danville, Illinois	45	46.5	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	73.4	2010	Crude, High FFA and Refined Oils and Fats
New Boston, Texas	15	17.3	2013	Crude, High FFA and Refined Oils and Fats
Mason City, Iowa	30	38.5	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana	75	90.3	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee, Florida [3]	n/a	n/a	2014	N/A
Grays Harbor, Washington	100	106.7	2015	Refined Oils and Fats
Madison, Wisconsin	20	27.2	2016	Crude, High FFA and Refined Oils and Fats

[1]	The nameplate capacity listed above is based on original plant design.

[2]	Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.

[3]	Okeechobee is a demo-scale fermentation facility associated with our Life Sciences business.

Our production network in Europe consists of the following facilities:

Property	Nameplate Production Capacity[1]	Effective Capacity [2]	REG Operations Commenced	Feedstock Capability
Emden, Germany	27	29.7	2016	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	23	23.9	2016	Crude, High FFA and Refined Oils and Fats

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

We produce renewable diesel at our Geismar, Louisiana facility. Renewable diesel generally carries a premium price compared to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We are evaluating long-term opportunities to further our ability to leverage our renewable diesel technology and expand renewable diesel production to meet the growing demand for cleaner transportation fuels. For example, in October 2018, we announced a collaboration project with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. The plant would utilize our propriety BioSynfining® technology for the production of renewable diesel fuel. We have not reached a definitive agreement with Phillips 66 with respect to this potential joint development project and there is no assurance that an agreement will be reached. We are also evaluating a large-scale expansion of our renewable diesel facility in Geismar, Louisiana.
Our Feedstocks and Other Inputs
We are a lower-cost, lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower-cost, lower carbon feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks in most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
We have the ability to adjust our processing in most of our facilities to accommodate different feedstocks and feedstock mixes. Our ability to use a wide range of feedstocks gives us a feedstock cost advantage over many other producers because we have the flexibility to respond to changes in feedstock pricing. In 2018, approximately 77% of our total feedstock usage was lower-cost inedible corn oil, used cooking oil or rendered animal fat feedstock. The remaining 23% consisted of refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in quantities ranging from truckload to railcar to water vessel to pipeline. There is no established futures market for the lower-cost feedstocks that we utilize. Inedible corn oil is typically purchased in forward positions of one to three months, and occasionally longer, on fixed priced contracts. We generally purchase used cooking oil and rendered animal fats on one to four week forward positions using fixed pricing or an indexed price compared to a published index such as USDA reports or recognized industry price reports such as The Jacobsen or Informa. Soybean and canola oils can be purchased on a spot or forward contract basis from a number of suppliers and pricing for these vegetable oils is compared to the broadly traded Soybean Oil Index of the Chicago Mercantile Exchange.
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
We procure methanol and chemical catalysts used in our production process such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price.

Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biomass-based diesel facilities is equipped with an on-site rail loading system, a truck loading system, or both. Our Seneca biorefinery near the Illinois River has direct barge access for supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. Our distribution performance for 2018 is depicted below.

As of December 31, 2018, we leased over 1,100 railcars for transportation and leased biomass-based diesel storage tanks in 46 terminals. In general, the terminals where we lease our biomass-based diesel storage tanks are petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal contracts typically have one- to three-year terms and are generally renewable subject to certain terms and conditions. During 2018, REG sold products in 49 states in the U.S., six Canadian Provinces, and 19 other countries around the world.

In addition to biomass-based diesel, we also sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends to a broader customer base.  We sell heating oil and ultra-low sulfur diesel ("ULSD") at terminals throughout the northeastern U.S.  We sell additional biofuel blends at terminal locations in the Midwest, West Coast and Texas. We continue to look for terminal expansion opportunities across North America.
Government Programs Favoring Biomass-Based Diesel Production and Use
The biomass-based diesel industry benefits from numerous federal and state government programs.

Renewable Fuel Standard
Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel. The biomass-based diesel industry's growth has largely been the result of federal and state programs that require or incentivize production and use of biomass-based diesel, which allows biomass-based diesel to be priced competitively with petroleum-based diesel.
The Renewable Fuel Standard’s ("RFS2") biomass-based diesel requirement became effective in 2010, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Required volumes under the RFS2 program, referred to as the renewable volume obligation ("RVO"), are determined by the United States Environmental Protection Agency, or EPA. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2015 to 2020 as set by the EPA are as follows:

	2015	2016	2017	2018	2019	2020
Biomass-based diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons
Total Advanced biofuels	2.88 billion RINs*	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	N/A
(* ethanol equivalent gallons)
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
The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 and renewable diesel typically has an EEV of 1.7, compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biomass-based diesel than sugarcane-based ethanol to meet the required volumes as each gallon of biomass-based diesel counts as more gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for refiners and importers to purchase biomass-based diesel to meet their advanced biofuel RVO.
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations. Obligated Parties are required to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of renewable identification numbers ("RINs") from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron, Shell, Marathon and Citgo, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.
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
The value of RINs is significant to the price of biomass-based diesel. In 2018, RIN prices as a percentage contribution to the daily average B100 spot price, as reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and ranged from a low of $0.47 per gallon, or 16% of the average B100 spot price per gallon, in October to a high of $1.36 per gallon, or 43% of the average spot price, in February.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, is not currently in effect, but has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against such biodiesel federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC was first implemented on January 1, 2005, although on several occasions it has been allowed to lapse and then has been reinstated, in some cases on a retroactive basis, as described in the following table:
The BTC is an incentive shared across the biofuel production and distribution chain through routine, daily trading and negotiation. In February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for 2018. It is uncertain whether the BTC will be reinstated for 2018 or any later years.
California Low Carbon Fuel Standard Credits
The California Low Carbon Fuel Standard, or LCFS, regulation is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes.
We obtain CI credits when we sell qualified biomass-based diesel into California. During 2018, California CI credits ranged from $111.00 per metric ton to $200.50 per metric ton, as reported by OPIS.
Other Government Programs
According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. The chart below summarizes some of the most significant programs.

Government	Program description
Illinois
Illinois offers an exemption from the generally applicable 6.25% sales tax on fuel for biomass-based diesel blends that incentivizes blending at 11% biomass-based diesel, or B11, through December 31, 2023. Illinois’ program has made that state one of the largest biomass-based diesel markets in the country

Iowa
Iowa has a retailer’s incentive for blended fuel which has been modified over time. For 2018 through 2024, retailers earn $0.035 per gallon of B5 - B10 and $0.055 per gallons for B11 and above. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa recently enacted an increase in its excise tax on fuel, which is three cents per gallon less for B11 or higher blends than the diesel fuel tax.

Texas	The biomass-based diesel portion of biomass-based diesel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive for B100.
Minnesota	Minnesota law requires a B5 biodiesel blend except during the summer months when a B20 blend is required.
Pennsylvania and Washington
These states have all adopted legislation requiring biomass-based diesel blends beginning at B2 with incremental increases, provided certain feedstock or production minimums are met. In addition, Washington State is in the process of developing legislation on a low carbon fuel programs.

Oregon
The Oregon Clean Fuel Program requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2015 levels by 2025. The baseline year for the program is 2015 and represents 10 percent ethanol blended with gasoline and 5 percent biodiesel blended with diesel. The Oregon Renewable Fuels Standard requires all gasoline sold in the state to be blended with 10 percent ethanol (E10). In addition, all diesel fuel sold in the state must be blended with at least 5 percent biodiesel (B5).

City of New York, Connecticut and Vermont
In October 2016, the City of New York adopted legislation requiring biomass-based diesel blends at a 5% rate for heating oil starting on October 1, 2017 and the blend level then moves to 10% in 2025, 15% in 2030 and 20% in 2034. Several northeast states, including Connecticut and Vermont, have adopted legislation requiring biomass-based diesel blends in home heating oil.

Canada
While a number of provinces in Canada have biofuel programs (British Columbia has an LCFS, Alberta has a usage requirement, and Ontario has a usage requirement), the federal government is currently engaged in the rulemaking process on a nationwide Clean Fuel Standard, which may incorporate a number of carbon reducing policies.

Although we believe that other government requirements for the use of biofuels increase demand for our biomass-based diesel within such regions, they may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to regions that have use requirements or tax incentive programs.
RED Program
The Renewable Energy Directive ("RED") in the European Union ("EU") establishes a 20% target by 2020 for the use of renewable energy in the transport sector in EU member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target is currently being achieved through biofuels.  EU member states produce yearly renewable energy action plans indicating their yearly national obligations for the use of renewable energy in the transport sector. These national obligations progressively increase every year until achieving the 10% target in 2020. Biofuels produced from certain types of feedstocks, such as used cooking oil, benefit from an extra incentive as these feedstocks count double towards the 20% target and towards the national obligations. In 2018, the EU institutions adopted the so-called RED II, which is valid during the period from 2021 to 2030 and provides additional incentives for biofuel produced from waste feedstocks and even opens new outlets such as marine fuels.
Competition
We face competition from producers and suppliers of petroleum-based diesel fuel, other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are biomass-based diesel and RIN quality, supply reliability and price. In the United States and Canadian biomass-based diesel markets, we compete with independent biomass-based diesel producers as well as large, multi-product companies that have greater resources than we do. Archer Daniels Midland Company, Cargill Incorporated, Louis Dreyfus Commodities Group and Ag Processing Inc. are major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from higher cost virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses. We are also in competition with several large and well capitalized producers of renewable diesel. Neste Corporation has approximately 882 million gallons of renewable diesel production capacity in Asia and Europe, a significant portion of which is imported into the United States. It has recently announced its decision to expand its renewable products production capacity in Singapore. Diamond Green Diesel, LLC, a joint venture between Valero Energy Corporation and Darling Ingredients Inc., operates a 275 mmgy capacity renewable diesel facility and has announced plans to expand capacity to 675 mmgy by 2021. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several smaller petroleum refiners in the United States have effected conversions of their facilities from crude oil to renewables in the past year and some of the largest refiners have reportedly started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly. We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. Competition from imported biodiesel changed significantly in 2018, when the International Trade Commission and U.S. Department of Commerce imposed countervailing duties against unfairly subsidized biodiesel exports to the U.S. from Argentina and Indonesia.  According to the U.S. Energy Information Administration ("EIA") data, biodiesel imports from Argentina decreased from 437 million gallons in 2016 to 280 million gallons in 2017 and no imports entered the U.S. since August 2017.  Biodiesel imports from Indonesia totaled 107 million gallons in 2016 and no imports have been reported since December 2016. However, renewable diesel imports from Singapore to the U.S have maintained a steady rate . Imports from Singapore totaled 223 million gallons in 2016, 189 million gallons in 2017, and is on pace for volume in 2018 similar to 2017 based on 11 months of data.
In our marketing and distribution operations, besides the integrated producers, we are also faced with competition from biomass-based diesel traders such as Lincoln Energy, NGL, BP, Shell, Vitol and others. The integrated producers and traders at times may have advantages because of logistics, feedstock accessibility and price, geographical location to customers, blending infrastructure, financial resources, and risk appetite for positions and/ or taking greater amounts of risk on a return of the blenders tax credit. These same trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
Risk Management
The prices for feedstocks and biomass-based diesel, including the value associated with government incentives, can be volatile and are not always closely correlated. Lower-cost feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biomass-based diesel price risks, we utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.
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
Demand may be higher in the quarters leading up to the expiration of the BTC as customers seek to purchase biomass-based diesel when they can benefit from the agreed upon value sharing of the BTC with producers. This higher demand prompted by an expiring BTC has often resulted in reduced demand for biodiesel in the following quarter. In addition, RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to increase as the calendar year progresses if the RIN market is undersupplied compared to that year's RVO and decrease if it is oversupplied.
Seasonal fluctuation in our business also occurs in the colder months when historically there has been reduced demand for biodiesel in northern and eastern United States markets, which are some of the primary markets in which we operate. Biodiesel typically has a higher cloud point than petroleum-based diesel or renewable diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and eventually gels, leading to fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. To mitigate some of these seasonal fluctuations in demand, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel which improves cold-weather performance.
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
Employees
As of December 31, 2018, we had 762 full-time employees in the U.S. and 88 international employees. None of our U.S. employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents and expect to file additional patent applications as we continue to pursue technological innovations. We have also developed trade secrets, and have licensed intellectual property related to our biomass-based diesel and industrial biotechnology businesses. We have developed a patented technology that uses microbes to convert sugars to biodiesel in a one-step fermentation process similar to ethanol manufacturing. Some of the patents issued to us do not expire until 2034 and additional patent applications in prosecution if issued will extend beyond 2034.
Customer concentration
Our sales to one customer, Pilot Travel Centers LLC, or Pilot, were $219.2 million, $182.2 million and $144.8 million, representing approximately 9%, 8% and 8% of our total revenues for each of 2018, 2017, and 2016, respectively. Our revenues from Pilot generally do not directly include the RINs associated with the gallons of biomass-based diesel sold. The value of those RINs represented approximately an additional 2%, 9% and 9% of our total sales in 2018, 2017 and 2016, respectively, based on the OPIS average RIN price for the year.
Executive Officers of the Registrant
Cynthia J. Warner, age 60, has served as our President and Chief Executive Officer since January 2019. Ms. Warner was Executive Vice President, Operations for Andeavor (formerly known as Tesoro Corporation) from August 2016 until Andeavor's acquisition by Marathon Petroleum Corporation in October 2018. Prior to that, Ms. Warner served as Andeavor's Executive Vice President, Strategy and Business Development, since October 2014. From 2012 to August 2014, Ms. Warner was Chairman and Chief Executive Officer of Sapphire Energy, Inc. and she continued to serve as Chairman through February 2015. From 2009 to 2011, Ms. Warner was President of Sapphire Energy. From 2007 to 2009, she was Group Vice President, Global Refining, at BP plc. Ms. Warner has served as a member of the Board of Directors of IDEX Corporation (NYSE: IEX) since February 2013. She is also a member of the National Petroleum Council. Ms. Warner has a Bachelor of Engineering degree in Chemical Engineering from Vanderbilt University and an MBA from Illinois Institute of Technology.
Chad Stone, age 49, has served as our Chief Financial Officer since August 2009. Prior to joining REG, from October 2007 to May 2009, he was a Director at Protiviti Inc., a global business consulting and internal audit firm. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and he worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone was elected to the governing Board of the National Biodiesel Board in 2015, and has served as Vice-Chairman since November 2018, previously having served as Secretary from November 2016 to November 2018.  Mr. Stone served on the Executive Board of the Iowa Biodiesel Board from September 2010 to September 2016, serving as Vice-Chairman from 2014-2015. Since October 2015, Mr. Stone has served on the University of Iowa School of Management's Advisory Committee. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 56, has served as our Vice President, Manufacturing since February 2008. Mr. Albin joined REG in 2006. From 2002 to 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr Albin is a current director on two boards where REG has investments and was previously on the Board of Managers for Petrotec GmbH before REG acquired full ownership in 2017.  Mr. Albin was previously the President and Vice President of the Iowa Renewable Fuels Association from 2011-2013. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.
Gary Haer, age 65, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central Cooperative, now known as Landus Cooperative, and was responsible for developing the marketing and distribution infrastructure for biodiesel sales in the United States. Mr. Haer has over 20 years of experience in the biomass-based diesel industry. Mr. Haer previously served on the Executive Committee of the National Biodiesel Board’s Governing Board and was Past Chairman.  He held various officer positions during his tenure from 1998 to 2017. Mr. Haer holds an M.B.A. from Baker University and a B.S. in Accounting from Northwest Missouri State University.
Eric M. Bowen, age 47, has served as our Vice President, Corporate Business Development & Legal Affairs since January 2013, and has led the REG Life Sciences business unit since January 2014. From June 2010 to January 2013, Mr. Bowen served as our Executive Director, Corporate Business Development and Legal Affairs. From 2005 to June 2010, Mr. Bowen was Founder, President and CEO of Tellurian Biodiesel, Inc. (formerly San Francisco Biodiesel), which was acquired by the Company. Prior to entering the advanced biofuels industry, Mr. Bowen practiced corporate and securities law in Silicon Valley. Mr. Bowen has been active in setting biofuels policy as a founding member of the California Advanced Biofuels Alliance and as Chairman from 2007 to 2012. He also served as Chairman of the San Francisco Biodiesel Taskforce and as a member of the California LCFS Advisory Panel. Mr. Bowen has served as a member of the Board of Directors of a company in which REG has invested since November 2013. Mr. Bowen is also on the board of the California Advanced Biofuel Alliance. Mr Bowen holds a J.D. from the University of California, Berkeley and a B.A. from the University of Oregon Honors College.
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

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
The Renewable Fuel Standard Program, a Federal law mandating the consumption of qualifying biofuels, could be repealed, curtailed or otherwise changed, which might have a material adverse effect on our revenues, operating margins and financial condition.
We and other participants in the biomass-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist.
One of the most important of these programs is the Renewable Fuel Standard ("RFS2"), a Federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes (biomass-based diesel and advanced biofuel). The parties obligated to comply with this renewable volume obligation ("RVO"), are petroleum refiners and petroleum fuel importers.
The petroleum industry is strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for biomass-based diesel was set at steadily rising levels beginning at 1.0 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO was constrained from 2017 through 2019, as the biomass-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020, the EPA set the biomass-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO will be established later this year. We believe that growth in the annual RVOs strongly influences our ability to grow our business and supports the price of our fuel through the RINs. The EPA's future decisions regarding the RVO will significantly influence our revenues and profit margins.
The RFS2 also grants to the EPA authority to grant small refiner waivers, waiving, in whole or in part, a qualifying refiner's obligation based on a determination that the program is causing severe economic harm to that refinery. Prior to 2016, relatively few requests were made for waivers and roughly half of those requests were granted by the EPA. In the 2016 compliance year, the EPA received 20 requests, granted 19, with one remaining pending today, which amounted to approximately 790 million total RINs that were being waived through exceptions. In the 2017 and 2018 compliance years, the EPA received 37 waiver requests each year. According to the EPA, 29 of the 2017 requests were granted with seven still pending and one withdrawn, which amounted to 1,460 million RINs or 7.6% of the total RIN requirement that was waived. All 37 requests for 2018 remain pending. We believe that these exemptions, in addition to other factors such as HOBO spread, impacted the demand for and price of RINs as the average price of D4 RINs fell from $0.82 to $0.55 during 2018 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
The United States Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the EPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. In addition, while Congress specified RFS2 volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

Loss of or reductions in Federal and State Government tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
Federal and State Government tax incentives have assisted the biomass-based diesel industry by making the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user.
Federal Tax Incentives
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for any subsequent periods. As a result, the BTC has not been in effect since January 1, 2018. As was the case in previous periods when the BTC was not in effect, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. Whether the BTC will be reinstated for 2018 or future years will have a very significant impact on our results of operations and financial condition. Reinstatement of the BTC for 2017 resulted in a $205 million net benefit (after satisfaction of sharing arrangements) to our net income in the first quarter of 2018 and to our Adjusted EBITDA for 2017. We estimate that if the BTC is reinstated for 2018 on the same terms as in 2017, the net benefits to our net income in the period in which it is reinstated and Adjusted EBITDA for business conducted in the year ended December 31, 2018, would each increase by approximately $237 million.
Unlike the RFS2 program, the BTC has a direct effect on Federal Government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Due to the significance of this program to our business, adverse changes in the BTC can be expected to seriously harm our results of operations and financial condition.
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of 11% biodiesel ("B11"). In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon of B5 - B10 and $0.055 per gallon for B11 and above. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. The biomass-based diesel portion of biomass-based diesel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive for B100. Minnesota law requires a B5 biodiesel blend except during the summer months when a B20 blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard; adverse changes in this law or reductions in the value of the credits we receive under the LCFS and sell to third parties would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under California's Low Carbon Fuel Standard ("LCFS") were approximately $353.3 million in 2018. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified biomass-based diesel in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our renewable fuel. In 2018, LCFS credit prices increased from $116 per credit on January 2, 2018 to $195 per credit on December 31, 2018. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If the value of LCFS credits were to materially decrease as a result of greater supply or reduced demand for qualifying renewable fuel, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

Increased industry-wide production of biodiesel as a result of potential utilization of existing excess production capacity, announced large plant expansions of renewable diesel and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase the cost of feedstocks used to produce them, which would seriously harm our revenues and results of operations.
If additional volumes of advanced biofuel RIN production come online and the EPA does not increase the RVO in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2.  In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.
According to the National Biodiesel Board ("NBB"), in 2017, 4.1 billion gallons per year of biomass-based diesel production capacity in the United States was registered under the RFS2 program by NBB members. In addition to this amount, several hundred million more gallons of U.S. based biomass-based diesel production capacity was registered by non-NBB members and another 4.5 billion gallons of biomass-based diesel production was registered by foreign producers. These amounts far exceed both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.
Additionally, several leading biomass-based diesel companies have announced their intention to expand their production of renewable diesel for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from its existing 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of renewable diesel, has announced plans to expand its 275 million mmgy capacity by 400 mmgy. Neste, the largest global producer of renewable diesel, announced in December 2018 a 440 mmgy expansion of its Singapore facility that exports a significant portion of its production to the U.S.West Coast.
Further, due to the economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel, or CPRD. CPRD uses the same feedstocks we use to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel, particularly biodiesel.
If production of competitive advanced renewable fuels increases significantly as a result of utilization of existing excess production capacity or new capacity as described above, competition for a relatively fixed supply of feedstocks would increase significantly, harming our margins. Furthermore if supply of advanced renewable fuels exceeds demand, prices for our renewable fuel and for RINs and other credits may decrease significantly, harming our profitability and potentially forcing us to idle our facilities.

Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially.
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, biomass-based diesel prices have been heavily influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, more so than biomass-based diesel production costs. The absence of a close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. If there is a decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or as a result of a reduction in biomass-based diesel and credit prices, our gross margins, cash flow and results of operations would be adversely affected.
Energy prices, particularly the market price for crude oil, are volatile. According to OPIS data, the average B100 price in the Upper Midwest ranged from a low of $2.77 per gallon to a high of $3.19 per gallon in 2018. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS fluctuated significantly in 2018, ranging from $0.31 to $0.91 per RIN while in 2017, RIN prices started the year at $1.05 per RIN and declined to a low of $0.79 per RIN in December. For years there has been significant volatility in RIN prices. For example, in 2013, RIN prices decreased sharply from $1.09 per RIN on July 1, 2013 to $0.35 per RIN on December 31, 2013. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value we are able to capture for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. Increasing production of biomass-based diesel and, particularly recent and prospective expansion of renewable diesel capacity, the development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if competition for biomass-based diesel feedstocks increases due to newly added biodiesel capacity or alternative fuels.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.28 in 2016, $1.20 in 2017 and $1.38 in 2018, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.73 in 2016, $0.64 in 2017 and $0.76 in 2018, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year from 2016 to 2018, approximately 72%, 73% and 77%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 28%, 27% and 23%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management gains of $18.4 million from our derivative financial instrument trading activity for the year ended December 31, 2018, compared to risk management losses of $23.4 million for the year ended December 31, 2017. At December 31, 2018, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 83.3 million gallons and 218.3 million pounds and 1.3 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $14.0 million on the fair value of these instruments at December 31, 2018. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $6.1 million on the fair value of these instruments at December 31, 2018. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, ("Pilot"), the largest operator of travel centers in North America, accounted for 9%, 8% and 8% of our revenues in each of 2018, 2017 and 2016, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 2%, 9% and 9% of our total sales in 2018, 2017 and 2016, respectively, based on the OPIS average RIN and LCFS price for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and there was a fire at our Madison facility in June 2017. As a result of these fires, people were injured and the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
The operations at our facilities are also subject to the risk of natural disasters. Our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our Houston facility as a result of Hurricane Harvey in August 2017. A majority of our facilities are located in the Midwest, and are subject to tornado activity. In addition, California has become one of our largest markets, serviced by our Geismar and Midwest facilities. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to the California market.
If we experience a fire or other serious incident at our facilities or if any of our facilities is affected by a natural disaster, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, or the means of transporting our products, cleanup costs, liability for damages or injuries, legal expenses and reconstruction expenses, which would harm our results of operations and financial condition.

In addition to biodiesel and renewable diesel, we store and transport petroleum-based motor fuels.  The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
We store fuel in aboveground storage tanks and transport fuel in our own trucks as well as with third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

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
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into renewable diesel production. Such petroleum refiners include Neste Corporation with approximately 882 mmgy of global renewable diesel production capacity in Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture that operates an approximate 275 mmgy capacity renewable diesel facility in Norco, Louisiana that is in the process of being expanded by 400 mmgy. In addition, petroleum refiners such as Sinclair, British Petroleum and Andeavor (formerly known as Tesoro) have announced that they have begun co-processing renewable diesel at certain of their refineries. All of these named competitors have greater financial resources than we do and may be able to produce biomass-based diesel at a lower cost than we do due to their integrated operations or greater refining capacity.
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

We derive a substantial portion of our profitability from the production of renewable diesel at our plant located in Geismar, Louisiana and any interruption in our operations at this facility would have a material adverse effect on our results of operations and financial conditions.
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2018. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.

Technological advances and changes in production methods in the biomass-based diesel industry and renewable chemical industry could render our plants obsolete and adversely affect our ability to compete.
It is expected that technological advances in biomass-based diesel production methods will continue to occur and new technologies for biomass-based diesel production may develop. Advances in the process of converting oils and fats into biodiesel and renewable diesel, including CPRD, could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"). ASTM standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to incorporate new technologies and remain competitive.There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018.
Changes in fuel prices, and thus changes in our transportation costs, can be drastic and unpredictable. Our transportation costs are also affected by U.S. oil production in the Bakkens, which has had a significant impact on tank car availability and prices. If oil production from this area increases, the demand for rail cars will rise and will significantly increase rail car prices. We have not been able in the past, and may not be able in the future, to pass along part or all of any of these price increases to customers.
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
While renewable diesel has the same chemical composition as petroleum diesel and can utilize the same distribution infrastructure, biodiesel has a different chemical composition and may require separate or additional infrastructure. Growth in the biodiesel market depends on continued development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are often beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline, terminal and underground storage tank capacity. As a result, increased production of biodiesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could materially harm our business.

Our business is subject to seasonal changes based on regulatory factors and weather conditions and this seasonality could cause our revenues and operating results to fluctuate.
Our operating results are influenced by seasonal fluctuations in the price of and demand for biomass-based diesel. Seasonal fluctuations may be based on both the weather and the status of both the BTC and RVO.
Demand for our biomass-based diesel may be higher in the quarters leading up to the expiration of the BTC as customers seek to purchase biomass-based diesel when they can benefit from the agreed upon value sharing of the BTC with producers. This higher demand prompted by an expiring BTC has often resulted in reduced demand for biodiesel in the following quarter. In addition, RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated. Since 20% of an Obligated Party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to increase as the calendar year progresses if the RIN market is undersupplied compared to that year's RVO and decrease if it is oversupplied.
Weather also impacts our business because biodiesel typically has a higher cloud point than petroleum-based or renewable diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and eventually gels, leading to fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. Most of our production facilities are located in colder Midwestern states and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.
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

The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations. Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.
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

Renewable diesel fuel is superior to biodiesel in certain respects and if renewable diesel production capacity increases to a sufficient extent, it could largely supplant biodiesel as the renewable fuel of choice; we may not be successful in expanding our renewable diesel production capacity.
Renewable diesel is not as widely available as biodiesel, but it has certain characteristics that favorably distinguish it from traditional biodiesel and as a result renewable diesel carries a price premium compared to biodiesel. For example, renewable diesel has very similar chemical properties to petroleum-based diesel, which permits 100% renewable diesel (unlike 100% biodiesel) to flow through the same fuel storage and distribution network as petroleum diesel. Renewable diesel can also be used in its pure form in modern engines rather than as a blend with petroleum diesel and has similar cold weather performance as petroleum diesel. Renewable diesel and co-processed renewable diesel may receive 1.6 or 1.7 RINs per gallon, whereas biodiesel receives 1.5 RINs per gallon. As the value of RINs increases, this RIN advantage makes renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to have superior performance characteristics and is more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
In view of the demand and price premium for renewable diesel, we are evaluating opportunities to expand our renewable diesel operations. The opportunities currently under review include a potential collaboration with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. We have not reached a definitive agreement with Phillips 66 and an agreement may never be reached. We are also evaluating a large-scale expansion of our renewable diesel facility in Geismar, Louisiana. If we elect to undertake either or both of these projects to expand our renewable diesel capacity, we will be required to make substantial capital expenditures, we may incur significant indebtedness and there is no assurance that the new or expanded operations will operate profitably or profitably enough to support the investment we make.

Perception about “food vs. fuel” could impact public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Some people believe that biomass-based diesel may increase the cost of food, as some feedstocks such as soybean oil used to make biomass-based diesel can also be used for food products. This debate is often referred to as “food vs. fuel.” This is a concern to the biomass-based diesel industry because biomass-based diesel demand is heavily influenced by government policy and if public opinion were to erode, it is possible that these policies could lose political support. These views could also negatively impact public perception of biomass-based diesel. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States.

Concerns regarding the environmental impact of biomass-based diesel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Under the Energy Independence and Security Act of 2007 ("EISA"), the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The only such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. While newer diesel engines are believed to eliminate any such increase, emissions from older vehicles may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California recently adopted regulations that limit the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

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
At December 31, 2018, our total term debt before debt issuance costs was $185.8 million. This includes $75.5 million aggregate carrying value on our $96.3 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes", and $66.4 million aggregate carrying value on our $67.5 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the "2019 Convertible Senior Notes". At December 31, 2018, our total term debt also includes borrowings at our Danville facility of $9.0 million, at our Ralston facility of $18.9 million, at our Grays Harbor facility of $8.8 million and at REG Capital LLC. of $7.2 million.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2036 Convertible Senior Notes and 2019 Convertible Senior Notes, depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our existing or future indebtedness will depend on the conditions in the capital markets and our financial condition prior to maturity of the indebtedness.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 31, 2018, we had $114.9 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
In addition, holders of the 2019 and 2036 Convertible Senior Notes have the right to convert their notes during any calendar quarter when the last reported sale price of our common stock for 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price, or $16.02 in the case of the 2019 Convertible Senior Notes and $14.01 in the case of the 2036 Convertible Senior Notes. Both series of notes became convertible due to the trading price of our common stock.
The 2019 Convertible Senior Notes will mature on June 15, 2019 and can be converted at any time on or after December 15, 2018. In accordance with the indenture governing the 2019 Convertible Senior Notes, we have elected to settle all conversions of each $1,000 principal amount of notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock. For the 2036 Convertible Senior Notes, our current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company's option in cash, stock or a combination of cash and stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2019 or 2036 Convertible Senior Notes upon a fundamental change or to settle conversion of the 2019 or 2036 Convertible Senior Notes in cash.
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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of December 31, 2018, availability under the M&L and Services Revolver was approximately $114.9 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of December 31, 2018, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.445, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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

•	other regulatory developments in our industry affecting us, our customers or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;

•	additions or departures of key management or other personnel;

•	litigation;

•	inadequate trading volume;

•	general market conditions in our industry;

•	whether our shares are included in stock market indexes such as the S&P SmallCap 600 index; and

•	general economic and market conditions, including continued dislocations and downward pressure in the capital markets.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2018 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
The following tables list each of our owned North American and European production facilities and their location, use, and nameplate production capacity. Each facility listed below is used by our Biomass-based diesel Segment, except for the Okeechobee, Florida facility.
PRODUCTION FACILITIES - NORTH AMERICA

Location	Use	Nameplate Production Capacity (mmgy)
Ralston, Iowa	Biodiesel production	30
Seabrook, Texas	Biodiesel production	35
Danville, Illinois	Biodiesel production	45
Newton, Iowa	Biodiesel production	30
Seneca, Illinois	Biodiesel production	60
Albert Lea, Minnesota	Biodiesel production	30
New Boston, Texas	Biodiesel production	15
Mason City, Iowa	Biodiesel production	30
Geismar, Louisiana*	Renewable diesel production	75
Grays Harbor, Washington	Biodiesel production	100
DeForest, Wisconsin	Biodiesel production	20
Okeechobee, Florida	Fermentation facility	N/A

* This facility produces renewable diesel, naphtha, and liquid petroleum gas.

PRODUCTION FACILITIES - EUROPE

Location	Use	Nameplate Production Capacity (mmgy)
Emden, Germany	Biodiesel production	27
Oeding, Germany	Biodiesel production	23
We own our corporate headquarters located at 416 South Bell Avenue, Ames, Iowa 50010, comprised of 60,480 square feet of office and laboratory space; as well as two other buildings located at 300 South Bell Avenue, Ames, Iowa 50010 and at 215 Alexander Avenue, Ames, Iowa 50010, which have a combined 26,837 square feet of office space.

ITEM 3.	Legal Proceedings
Neither the Company nor any subsidiary of the Company is a party to any material pending legal or governmental proceeding, nor is any of the Company's property the subject of any material pending legal proceeding, except ordinary routine legal or governmental proceedings arising in the ordinary course of the Company's business and incidental to the Company's business, none of which is expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4.	Mine Safety Disclosures
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market For Our Common Equity
Our common stock trades on the NASDAQ Global market under the ticker symbol "REGI".
Holders
As of February 28, 2019, there were approximately 1,762 holders of record of our common stock.
Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
On May 15, 2018, we were added to the S&P SmallCap 600 index by Nasdaq. The following graph shows a comparison of the cumulative total returns for the last 5 years to December 31, 2018, for us, the Elements MLCX Biofuels ETN Index, the Russell 3000 Index and the S&P SmallCap 600. The graph assumes that $100 was invested on January 19, 2012 in our common stock, the Elements MLCX Biofuels ETN Index and the Russell 3000 Index, and that all dividends were reinvested.

	01/19/2012	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
REGI	$100.00	$97.10	$92.50	$97.00	$118.00	$257.00
Elements MLCX Biofuels ETN	100.00	84.57	72.32	73.77	67.50	60.37
Russell 3000	100.00	157.50	155.58	171.77	204.16	189.89
S&P SmallCap 600	100.00	158.93	153.59	191.60	214.07	193.19
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In December 2017, the Company's board of directors approved a repurchase program (the "2017 Program") of up to $75.0 million of the Company's 2.75% Convertible Senior Notes due 2019 and/or shares of common stock. In June 2018, the Company's board of directors approved another repurchase program of up to $75.0 million of the Company's convertible notes and/or shares of common stock (the "2018 Program"). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. On January 29, 2019, the Company's Board of Directors authorized an additional $75.0 million to repurchase convertible notes and/or shares of Common Stock.
The Company made no share repurchases under the 2018 Program during the quarter ended December 31, 2018.
During the quarter ended December 31, 2018, the Company used approximately $51.5 million under the 2018 Program to repurchase $21.2 million principal amount of its 2036 Convertible Senior Notes. At December 31, 2018, the remaining amount under the 2018 Program was approximately $7.4 million.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.

The selected consolidated balance sheet data as of December 31, 2018 and 2017, and the selected consolidated statements of operations data for each year ended December 31, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014, and the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenues from continuing operations	$2,382,987	$2,154,655	$2,039,232	$1,387,344	$1,273,831
Net income (loss) from continuing operations attributable to the company's common stockholders	295,804	(66,279)	62,204	(105,088)	82,400
Net loss from discontinued operations attributable to the company's common stockholders	(11,312)	(12,800)	(19,128)	(46,303)	(806)

Net income (loss) per share from continuing operations attributable to common stockholders
Basic	$7.85	$(1.71)	$1.52	$(2.39)	$2.02
Diluted	$6.78	$(1.71)	$1.52	$(2.39)	$2.01
Net loss per share from discontinued operations attributable to common stockholders
Basic	$(0.30)	$(0.33)	$(0.47)	$(1.05)	$(0.02)
Diluted	$(0.30)	$(0.33)	$(0.47)	$(1.05)	$(0.02)

Consolidated Balance Sheet Data:
Total assets	$1,107,096	$1,005,596	$1,136,603	$1,223,620	$1,367,736
Long-term debt	33,421	208,536	196,203	247,251	242,031

(1)
In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The implementation of the new standard did not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added as further described in Note 2 of Item 8 - Financial Statements and Supplementary Data. The long-term debt at December 31, 2018 does not include the 2019 Convertible Senior Notes of $66,361 that becomes due in June 2019 and the 2036 Convertible Senior Notes of $75,477 that was reclassified to current as the early conversion event was met based on our stock price. In the fourth quarter of 2018, our Board of Directors authorized us to pursue a plan to sell the REG Life Sciences' core assets and business, which represents a strategic shift in our business. As a result, REG Life Sciences business, valued at selling price less estimated costs to sell, are classified as discontinued operations in 2018. All prior period disclosures below have been recast to present results on a comparable basis.

(2)
Includes the impact of the impairment of our New Orleans facility and the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” signed into law on December 22, 2017 as further described in Note 2 and Note 13, respectively, of Item 8 - Financial Statements and Supplementary Data.

(3)
Includes issuance of the convertible senior notes on June 2, 2016 and impact of the impairment of our Emporia facility as further described in Note 12 and Note 2, respectively, of Item 8 - Financial Statements and Supplementary Data.

(4)	Includes the impact of a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.

(5)	Includes the issuance of the 2019 Convertible Senior Notes on June 3, 2014.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the market for cleaner transportation fuels. In May 2018, we launched our latest innovation in diesel fuel, REG Ultra CleanTM Diesel. REG Ultra CleanTM Diesel is among the lowest emission diesel fuels on the market today.
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce biodiesel, one produces renewable diesel (“RD”), and one is a fermentation facility. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year (“mmgy”).
We are a lower-cost, lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower-cost, lower carbon feedstocks, including inedible corn oil, used cooking oil and inedible animal fat. We produce a portion of our biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks at most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer a variety of fuel products to a broader customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S. as well as BioHeat® blended heating fuel at one of these terminal locations. In 2018, we expanded our sales of biofuel blends to Midwest and West Coast terminal locations and look to potentially expand in other areas across North America and internationally.
In October 2018, we announced that we are collaborating with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. The plant would utilize our propriety BioSynfining® technology for the production of renewable diesel.We have not reached a definitive agreement with Phillips 66 with respect to this potential joint development project and there is no assurance that an agreement will be reached.
During 2018, we sold 649 million gallons of fuel, which included 45 million biomass-based gallons we purchased from third parties, 45 million gallons produced by our facilities in Germany and 119 million petroleum-based diesel gallons. During 2017, we sold 587 million gallons, including 52 million gallons we purchased from third parties and resold, 38 million biomass-based diesel gallons produced by our facilities in Germany and 83 million petroleum-based diesel gallons.
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of our development-stage industrial biotechnology business, our Board of Directors authorized us to pursue a plan to sell the core assets of REG Life Sciences, which have comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment has been valued at the estimated proceeds from the sale less costs to sell, and the operations of the Renewable Chemicals segment have been classified as discontinued operations.
Our businesses are organized into two reportable segments - the Biomass-based Diesel segment and the Services segment.
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
We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. In 2018 and 2017, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2018 and 2017, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 10% and 7% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Consolidated Balance Sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. At December 31, 2018, we had approximately 10.3 million biomass-based diesel RINs and 3.9 million advanced biofuel RINs available to be sold, as compared to 37.8 million biomass-based diesel RINs and 1.2 million advanced biofuel RINs held for sale at December 31, 2017. According to the Oil Pricing Information System ("OPIS"), the median closing sales price at December 31, 2018 was $0.55 and $0.51 for biomass-based diesel RINs and advanced biofuel RINs, respectively, compared to $1.05 and $1.06, at December 31, 2017, per biomass-based diesel RIN and advanced biofuel RIN, respectively. We believe that the decrease in RIN value during 2018 has been influenced by the relatively wider spread between biomass-based diesel prices and feedstock prices and record levels of Smaller Refiner Exemptions from RIN compliance requirements for 2016 and 2017.
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. At December 31, 2018, we held for sale approximately 29,843 California and 25,891 Oregon LCFS credits, compared to 5,700 California and 0 Oregon LCFS credits at December 31, 2017. According to OPIS, the median closing price at December 31, 2018 and December 31, 2017 was $195.00 and $113.00, respectively, per California LCFS credit. According to OPIS, the median closing price at December 31, 2018 was $137.50 per Oregon LCFS credit. The increase in LCFS prices was largely attributable to growing demand for LCFS credits.
Services Segment
Our Services segment, which primarily provides services to our Biomass-based Diesel Segment, includes:

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
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial conditions are the market prices for biomass-based diesel and the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives for the production and use of cleaner renewable fuels.
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
RFS2 was implemented in 2010, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, advanced biofuel and renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2015 to 2020 as set by the EPA are as follows:

	2015	2016	2017	2018	2019	2020
Biomass-based Diesel	1.73 billion gallons	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons
Total Advanced Biofuels	2.88 billion RINs*	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	**
*Ethanol equivalent gallons
**To be established by EPA in a rule making later in 2019
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. For example, the BTC lapsed on January 1, 2014, was retroactively reinstated for 2014 on December 19, 2014 and then lapsed again on January 1, 2015. On December 18, 2015, the BTC was retroactively reinstated for 2015 and extended for 2016. The BTC again lapsed on January 1, 2017 and was reinstated on a retroactive basis for 2017 on February 9, 2018. It is not currently in effect for 2018 or 2019.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $205 million net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. It is uncertain whether the BTC will be reinstated for 2018 or later years and if reinstated, whether it will be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC would have a material adverse effect on our financial results. As of December 31, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, our Adjusted EBITDA for business conducted in the year ended December 31, 2018 would increase by approximately $237 million.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. The following table shows for 2016, 2017 and 2018 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon.
Value of RINs acquired from third parties and held in inventory were volatile in 2018 and resulted in a $7.0 million write-down to the lower of cost or net realizable value for the year ended December 31, 2018. The fluctuations in the value of RINs during 2017 and 2016 resulted in write-downs of $4.5 million and $19.4 million, respectively, on RIN inventory acquired from third parties. At December 31, 2018, the write-down to lower of cost or net realizable value of RINs was $0.6 million. See “Note 10 – Other Assets” to our Consolidated Financial Statements. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2018, feedstock expense accounted for 78% of our direct production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as inedible oil, used cooking oil, inedible animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S. and South America.
During 2018 and 2017, 77% and 73% of the feedstocks used in our operations, respectively, were comprised of inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oils.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2016 to December 2018. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Used cooking oil prices ("UCO") are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)	Inedible corn oil ("ICO") prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease ("CWG") prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallons).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease from January 2016 to December 2018.

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
During 2018, NY Harbor ULSD prices ranged from a low of $1.66 per gallon in late December to a high of $2.44 per gallon in early October with an average price for the year of $2.10 per gallon. Energy prices decreased in February but increased at a steady pace until the early part of the last quarter. Prices decreased precipitously during mid to late November and this trend continued through the end of the year. During the first three quarters of 2018, there was consistently strong demand for diesel fuel and OPEC's crude oil production quotas contributed to price increases until the fourth quarter. In the fourth quarter the ULSD market responded to oversupply of crude oil in the global market as well as fears of global economic slowdown in 2019 and regional trade tension.
Animal fat and vegetable oil production have both increased in 2018, which contributed to lower feedstock prices during the year. Soybean oil prices ranged from a high of $0.3376 per pound in January to a low of $0.2696 per pound in November with an average price for the year of $0.2987 per pound. The soybean oil market responded to a near-record crush in the United States and significantly lower soybean exports, and it trended upward at the end of the fourth quarter of 2018 based on increased optimism about trade negotiations between the United States and China. Choice white grease prices ranged from a low of $0.1600 in February to a high of $0.2575 per pound in June with an average price for the year of $0.2024 per pound. Relatively low priced feed cost along with continued strong demand for pork and beef has continued to lead to expansions in the U.S. hog and cattle industries. Both hog and cattle production numbers in 2018 were higher than the prior year resulting in lower prices for animal fats.
Risk Management
The profitability of producing biomass-based diesel largely depends on the spread between prices for feedstocks and biomass-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that mitigate the impact on our margins from price volatility in feedstocks and biomass-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel and risk management futures contracts, swaps and options primarily on the New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and analysis.
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2016, 2017 and 2018. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established derivative market for biomass-based diesel in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and New York Mercantile Exchange NY Harbor ULSD. However, price movements on these products are not highly correlated to price movements of biomass-based diesel.
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third party transactions which we hold for resale. There is no effective established futures market for biomass-based diesel RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs, and we use risk management position limits to manage RIN exposure, however, pricing under those forward contracts generally has been indexed to prevailing market prices as fixed price contracts for long periods have generally not been available.
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
We had risk management gains of $18.4 million from our derivative financial instrument trading activity for the year ended December 31, 2018, compared to risk management losses of $23.4 million for the year ended December 31, 2017. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. In 2018 and 2017, risk management gains (losses) resulted mostly from the significant volatility in the energy market and accounted for a gain of $0.03 and a loss of $0.04 per gallon sold, respectively. In general, these gains (losses) were largely off-set with physical product sales that benefit from the higher energy prices which drove the risk management gain (losses).
Increasing importance of renewable diesel
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2018. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biomass-based diesel. Our biodiesel sales tend to decrease during the winter season due to reduced blending concentrations to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel, renewable diesel, or lower cloud point biodiesel made from soybean oil, canola oil or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our biodiesel production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate geographies during winter. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, which has improved cold-weather performance.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if the market is undersupplied. See chart below for comparison between actual RIN generation and RVO level for biomass-based diesel as set by the EPA.

Year	RIN Generation (D4 Biomass-based Diesel)	Finalized RVO level for D4 Biomass-based Diesel
2016	2.60 billion gallons	1.90 billion gallons
2017	2.50 billion gallons	2.00 billion gallons
2018	2.50 billion gallons	2.10 billion gallons
Industry capacity, production and imports
Our operating results are influenced by our industry's capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.60 billion gallons for 2016, 790 million gallons higher than 2015. The amount of biomass-based diesel produced and/or imported into the U.S. in 2017 was 2.50 billion gallons. In 2018, according to EMTS data, 2.50 billion gallons of biomass-based diesel were produced and/or imported into the U.S.
The amount of imported biodiesel gallons qualifying under RFS2 has decreased from 692.9 million gallons in 2016 to approximately 576.3 million gallons in 2017. The amount of imported biodiesel decreased further to 306.5 million gallons in the first 11 months of 2018, according to the EIA. This significant decrease in 2018 is a result of the anti-dumping and countervailing duty trade case mentioned previously, which eliminated the imports of biodiesel from Argentina and Indonesia in 2018.
Components of Revenues and Expenses
Continuing Operations:
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

•
revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these petroleum-based products further blended with biomass-based diesel;

•	sales of glycerin, other co-products of the biomass-based diesel production process; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.
We derive revenues in our Services segment from the following sources - primarily internally generally:

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

•
with respect to fuel and RINs acquired from third parties, the purchase price of biomass-based diesel and RINs on the spot market or under contract, and related expenses for transportation, storage, insurance, labor and other indirect expenses;

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
Impairment of property, plant and equipment represents non-cash impairment charges of certain property, plant and equipment items.
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations, gain on debt extinguishment, changes in fair value of convertible debt conversion liability, interest expense including the accretion of convertible debt and amortization of deferred financing costs, interest income and gain on involuntary conversion, which represents the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the June 2017 fire at our Madison facility.
Discontinued Operations:
Loss from Discontinued Operations was related to the research and development activities of REG Life Sciences, aimed to bring industrial biotechnology products to market and loss on classification of the REG Life Sciences as assets available for sale.

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
We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements:
Income Taxes
Our income tax provision, deferred income tax assets and liabilities, and liabilities for unrecognized tax benefits represent the Company’s best estimate of current and future income taxes to be paid. Our annual effective tax rate is based on income tax laws, statutory tax rates, taxable income levels and tax planning opportunities available in various jurisdictions where we operate. These tax laws are complex and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.
Deferred income taxes represent temporary differences between the tax and the financial reporting basis of assets and liabilities, which will result in taxable or deductible amounts in the future. Deferred tax assets also include loss carryforwards and tax credits. These assets are regularly assessed for the likelihood of recoverability from estimated future taxable income, reversal of deferred tax liabilities and tax planning strategies. To the extent we determine that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates.
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
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. Management’s judgment is that we are not indefinitely reinvested in the undistributed earnings of our non-US subsidiaries at December 31, 2018. The assertion regarding undistributed non-US earnings does not have a material impact on our consolidated financial statements.
Revenue Recognition
In the first quarter of 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. We have generally a single performance obligation in our arrangements with customers. We believe for most of our contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When we perform shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses. The implementation of the new standard did not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.
Results of Operations
Fiscal years ended December 31, 2018 and December 31, 2017
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2018	2017
Gallons sold	649.2	586.7
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.03 for the year ended December 31, 2018)	$3.43	$3.06

Revenues from continuing operations	$2,382,987	$2,154,655
Costs of goods sold from continuing operations	1,962,996	2,070,301
Gross profit from continuing operations	419,991	84,354
Selling, general and administrative expenses	104,702	93,425
Research and development expense	2,037	2,418
Impairment of property, plant and equipment	879	49,873
Income (loss) from operations	312,373	(61,362)
Other expense, net	(2,874)	(35,407)
Income tax benefit (expense)	(5,871)	30,490
Net income (loss) from continuing operations attributable to the Company	303,628	(66,279)
Net loss from discontinued operations attributable to the Company	(11,312)	(12,800)
Net income (loss) to the Company	292,316	(79,079)

Effects of participating share-based awards on continuing operations	(7,824)	—
Net income (loss) from continuing operations attributable to the Company’s common stockholders	$295,804	$(66,279)
Net loss from discontinued operations attributable to the Company's common stockholders	$(11,312)	$(12,800)
Continuing Operations:
Revenues. Our total revenues increased $228.3 million, or 11%, to $2,383.0 million for the year ended December 31, 2018, from $2,154.7 million for the year ended December 31, 2017. This increase was primarily due to the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated, coupled with a 11% increase in gallons sold, offset by lower average selling price without the impact of the 2017 BTC. The increase in the total revenues was also negatively impacted by a significant reduction in revenues from sales of separate RINs.
Biomass-based diesel revenues including government incentives increased $227.2 million, or 11%, to $2,380.7 million during the year ended December 31, 2018, from $2,153.5 million for the year ended December 31, 2017. Gallons sold increased 62.5 million, or 11%, to 649.2 million during the year ended December 31, 2018, compared to 586.7 million during the year ended December 31, 2017. The increase in gallons sold for the year ended December 31, 2018 accounted for a revenue increase of $189.4 million using 2018 average sales pricing. The increase in revenues was also attributable to a $338.8 million increase in government incentives revenues in 2018 as the 2017 BTC was not reinstated until February 9, 2018 and was recognized in revenues in the first quarter of 2018. Our average biomass-based diesel sales price per gallon including the 2017 BTC net benefit increased $0.37, or 12%, to $3.43 during the year ended December 31, 2018, but decreased $0.03, or 1% excluding the 2017 BTC net benefit, compared to $3.06 during the year ended December 31, 2017. This decrease was mainly due to the lower energy prices in 2018. The decrease in average sales price excluding the 2017 BTC net benefit from 2017 to 2018 contributed to a $17.6 million revenue decrease when applied to the number of gallons sold during 2017. The net 2017 BTC benefits contributed to an increase in revenues of $208.9 million. Sales of separated RIN inventory were $137.9 million and $337.5 million for the years ended December 31, 2018 and 2017, respectively, reducing the overall increase in biomass-based diesel revenues in 2018. RIN value decreased significantly in 2018 - RIN prices declined almost 60% year over year and we believe RIN prices have been inversely correlated to the HOBO spread.

Costs of goods sold. Our costs of goods sold decreased $107.3 million, or 5%, to $1,963.0 million for the year ended December 31, 2018, from $2,070.3 million for the year ended December 31, 2017. Costs of goods sold as a percentage of revenues were 82% and 96% for the years ended December 31, 2018 and 2017, respectively. The significant drop in costs of goods sold as a percentage of revenues is largely due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018 and lower feedstock costs as discussed below, coupled with risk management gains in 2018 as compared to losses in 2017.
Biomass-based diesel costs of goods sold decreased in 2018 despite a 11% increase in gallons sold, largely driven by lower feedstock costs and gains from risk management activity. Average lower cost feedstocks prices for the year ended December 31, 2018 were $0.25 per pound, compared to $0.29 per pound for the year ended December 31, 2017. Average soybean oil costs for the years ended December 31, 2018 and December 31, 2017 were $0.31 and $0.33 per pound, respectively. We recorded risk management gains of $18.4 million from our derivative financial instrument activity in 2018, compared to risk management losses of $23.4 million for 2017. This fluctuation in risk management gains and losses was mainly due to the volatility in the energy and commodities market. Costs of goods sold for separated RIN inventory sales were $75.7 million and $264.8 million for the years ending December 31, 2018 and 2017, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $104.7 million for the year ended December 31, 2018, compared to $93.4 million for the year ended December 31, 2017. SG&A expenses increased $11.3 million, or 12%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. As a percentage of revenues, our SG&A expenses were 4.4% and 4.3% for 2018 and 2017, respectively. The increase in 2018 year over year was driven largely by higher employee related compensation, arising from the Company's strong financial performance in 2017.
Impairment of property, plant and equipment. The amount of property, plant and equipment impairment recorded in 2018 was approximately $0.9 million mainly due to the impairment charges related to certain identified plant property, plant and equipment at our current facilities as the carrying amounts of those assets were deemed not recoverable. During the fourth quarter of 2017, we recorded impairment charges of $44.6 million against property, plant and equipment assets at our partially completed facility in New Orleans, Louisiana. The impairment charge resulted from the probability that the project would not be completed in the near term as a result of other strategic investment priorities, such as potential expansion of our renewable diesel facility at Geismar, coupled with limited financing availability and construction cost requirements. In addition, during 2017, we recorded impairment charges of $5.3 million against certain identified plant property, plant and equipment at our other facilities as the carrying amounts of those assets were deemed not recoverable.
Other income (expense), net. Other expense was $2.9 million for the year ended December 31, 2018, compared to other expense of $35.4 million for the year ended December 31, 2017. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. On December 8, 2017, at the special meeting of stockholders, we obtained approval from our stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option was reclassified into Additional Paid-in Capital at December 8, 2017, resulting in a $18.8 million expense in 2017 related to the fair value adjustment on the convertible debt conversion liability. There was no such expense in 2018. The other expense in 2018 was offset by debt extinguishment gains related to our buyback of the 2036 Convertible Senior Notes.
Income tax benefit (expense). Income tax expense recorded during the year ended December 31, 2018 was $5.9 million, compared to income tax benefit of $30.5 million for the year ended December 31, 2017. The primary difference resulted from the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, which reduced the U.S. corporate income tax rate from 35% to 21%, causing a re-measurement of deferred tax liabilities, and the release of valuation allowance due to the reclassification of the 2036 Convertible Senior Notes to Additional Paid-in Capital. At December 31, 2018 and 2017, we had net deferred income tax assets of approximately $275.2 million and $257.2 million, respectively, with a valuation allowance of $283.6 million and $265.4 million, respectively. As a result, our effective tax rate was 2.0% and 27.8% for the years ended December 31, 2018 and 2017, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $7.8 and $0.0 million for the years ended December 31, 2018 and 2017, respectively.

Discontinued Operations:
In the fourth quarter of 2018, our Board of Directors authorized us to pursue a plan to sell the core assets and business of REG Life Sciences, the main component of our Renewable Chemicals segment. This represents a strategic shift in our business. As a result, REG Life Sciences business is classified as discontinued operations. Net loss from discontinued operations included an impairment loss, net of tax, of $11.2 million reflecting the fair value of the estimated proceeds from a sale, net of costs to sell. Net loss from discontinued operations for the year ended December 31, 2018 also included a loss of $14.0 million primarily related to the research and development activities of REG Life Sciences, which was offset by a change in value of contingent consideration of $13.9 million as a result of shortened duration to the final earnout determination date and reduced commercialization probability. For the year ended December 31, 2017, the net loss was $12.8 million. The net loss in both years were related to research and development expenses to bring industrial biotechnology products to market.
Fiscal years ended December 31, 2017 and December 31, 2016
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2017	2016
Gallons sold	586.7	567.1
Average biomass-based diesel price per gallon	$3.06	$3.17

Revenues from continuing operations	$2,154,655	$2,039,232
Costs of goods sold from continuing operations	2,070,301	1,867,847
Gross profit from continuing operations	84,354	171,385
Selling, general and administrative expenses	93,425	88,285
Research and development expense	2,418	4,890
Impairment of property, plant and equipment	49,873	17,893
Income (loss) from operations	(61,362)	60,317
Other income (expense), net	(35,407)	7,792
Income tax benefit (expense)	30,490	(4,268)
Net income (loss) from continuing operations	(66,279)	63,841
Less---Net income attributable to noncontrolling interest	—	386
Net income (loss) from continuing operations attributable to the Company	(66,279)	63,455
Net loss from discontinued operations attributable to the Company	(12,800)	(19,128)
Net income (loss) to the Company	(79,079)	44,327

Effects of participating share-based awards on continuing operations	—	(1,251)
Net income (loss) from continuing operations attributable to the Company’s common stockholders	$(66,279)	$62,204
Net loss from discontinued operations attributable to the Company's common stockholders	$(12,800)	$(19,128)
Continuing Operations:
Revenues. Our total revenues increased $115.4 million, or 6%, to $2,154.7 million for the year ended December 31, 2017, from $2,039.2 million for the year ended December 31, 2016. This increase was primarily due to a 3% increase in gallons sold, offset by a significant drop in government incentives revenues due to the BTC lapsing through 2017 and lower average selling price. The majority of the increase in the gallons sold consisted of renewable diesel gallons produced at our Geismar facility, which operated at higher utilization rates throughout 2017 compared to 2016.
Biomass-based diesel revenues including government incentives increased $114.5 million, or 6%, to $2,153.5 million during the year ended December 31, 2017, from $2,039.1 million for the year ended December 31, 2016. Gallons sold increased 19.6 million, or 3%, to 586.7 million during the year ended December 31, 2017, compared to 567.1 million during the year ended December 31, 2016. The increase in gallons sold for the year ended December 31, 2017 accounted for a revenue increase of $60.0 million using 2017 average sales pricing. The increase in revenues was offset by a $317.9 million decrease in government incentives revenues in 2017 as the 2017 BTC was not reinstated until February 9, 2018. Our average biomass-

based diesel sales price per gallon decreased $0.11, or 3%, to $3.06 during the year ended December 31, 2017, compared to $3.17 during the year ended December 31, 2016, mainly due to the impact of the lapsing of the BTC during 2017. The decrease in average sales price from 2016 to 2017 contributed to a $62.4 million revenue decrease when applied to the number of gallons sold during 2016. Sales of separated RIN inventory were $337.5 million and $274.8 million for the years ended December 31, 2017 and 2016, respectively, contributing to the overall increase in biomass-based diesel revenues.
Costs of goods sold. Our costs of goods sold increased $202.5 million, or 11%, to $2,070.3 million for the year ended December 31, 2017, from $1,867.8 million for the year ended December 31, 2016. Costs of goods sold as a percentage of revenues were 96% and 92% for the years ended December 31, 2017 and 2016, respectively. The increase in costs of goods sold as a percentage of revenues is largely due to the reduction in government incentives revenue for 2017 as the BTC was not reinstated for 2017 until February 9, 2018.
Biomass-based diesel costs of goods sold increased in 2017 mainly due to a 3% increase in gallons sold. Average lower- cost feedstocks prices for the year ended December 31, 2017 were $0.29 per pound, compared to $0.28 per pound for the year ended December 31, 2016. Average soybean oil costs for the years ended December 31, 2017 and December 31, 2016 were both $0.33 per pound. We recorded risk management losses of $23.4 million from our derivative financial instrument activity in 2017, compared to risk management losses of $35.4 million for 2016. This fluctuation in risk management gains and losses was mainly due to the volatility in the commodities market. In addition, the movements in the value of RINs during 2017 resulted in a $4.5 million write-down to lower of cost or net realizable value, which was mainly based on the future contracted RIN prices, on RIN inventory held throughout the year compared to a write-down of $19.4 million during 2016. Costs of goods sold for separated RIN inventory sales excluding lower of cost write-downs were $260.3 million and $231.4 million for the years ending December 31, 2017 and 2016, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $93.4 million for the year ended December 31, 2017, compared to $88.3 million for the year ended December 31, 2016. SG&A expenses increased $5.1 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. As a percentage of revenues, our SG&A expenses were 4.3% for 2017 and 4.3% for 2016. The increase year over year in SG&A expenses was primarily due to executive severance costs and increases in costs related to the Company's efforts on regulatory activities and an ITC trade case.
Impairment of property, plant and equipment. During the fourth quarter of 2017, we recorded impairment charges of $44.6 million against property, plant and equipment assets at our partially completed facility in New Orleans, Louisiana. The impairment charge resulted from the probability that the project would not be completed in the near term as a result of other strategic investment priorities, such as potential expansion of our renewable diesel facility at Geismar, coupled with limited financing availability and construction cost requirements. In addition during 2017, we recorded impairment charges of $5.2 million against certain identified plant property, plant and equipment at our other facilities as the carrying amounts of those assets were deemed not recoverable. The amount of property, plant and equipment impairment recorded in 2016 was approximately $17.9 million mainly due to the impairment charges related to our partially completed facility in Emporia, Kansas.
Other income (expense), net. Other expense was $35.4 million for the year ended December 31, 2017, compared to other income of $7.8 million for the year ended December 31, 2016. Other income (expense) is primarily comprised of change in fair value of contingent consideration, interest expense, interest income and other non-operating items. The increase in the overall other expense of $43.2 million was mainly due to a loss in fair value of convertible debt conversion liability of $18.8 million for the year ended December 31, 2017, compared to a gain in fair value of $13.0 million for the year ended December 31, 2016 related to our 2036 Convertible Senior Notes. In addition, the increase in the overall other expense was also attributable to a reduced gain in involuntary conversion of $4.6 million and an increase of $2.8 million in interest expense.
Income tax expense. There was an income tax benefit recorded during the year ended December 31, 2017 of $30.5 million, compared to an income tax expense of $4.3 million for the year ended December 31, 2016. The primary difference resulted from changes due to the Tax Cuts and Jobs Act where we saw a reduction in U.S. corporate income tax rate from 35% to 21%, including a remeasurement of deferred tax liabilities and the release of valuation allowance due to the reclassification of the 2036 Convertible Senior Notes to Additional Paid-in Capital. At December 31, 2017 and 2016, we had net deferred income tax assets of approximately $257.2 million and $344.8 million, respectively, with a valuation allowance of $265.4 million and $365.0 million, respectively. As a result, our effective tax rate was 27.8% and 8.7% for the years ended December 31, 2017 and 2016, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $0.0 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.
Discontinued Operations:

Net loss from discontinued operations was attributable to the research and development activities at the REG Life Sciences business. The decrease in the net loss compared to 2016 was attributable to management's cost containment efforts and an increase in joint development agreement revenues.
Non - GAAP Financial Measures
Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA are not measures of financial performance under GAAP. We use EBITDA and EBITDA adjusted for certain additional items, identified in the table below, or Adjusted EBITDA, as a supplemental performance measure. We present EBITDA and Adjusted EBITDA because we believe they assist investors in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA to evaluate, assess and benchmark our financial performance on a consistent and a comparable basis and as a factor in determining incentive compensation for our executives.

The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss):

(In thousands)					Year ended December 31,					Year ended December 31,
	1Q-2018	2Q-2018	3Q-2018	4Q-2018	2018	1Q-2017	2Q-2017	3Q-2017	4Q-2017	2017
Net income (loss) attributable to the Company	$214,389	$33,850	$25,003	$19,074	$292,316	$(15,914)	$(34,809)	$(11,373)	$(16,983)	$(79,079)
Adjustments:
Interest expense	4,651	4,925	4,003	3,955	17,534	4,536	4,479	4,725	5,015	18,755
Income tax (benefit) expense	(1,203)	3,835	854	2,385	5,871	1,075	1,960	(115)	(33,410)	(30,490)
Depreciation from continuing and discontinued operations	8,859	9,124	9,097	9,724	36,804	8,423	8,523	8,639	8,698	34,283
Amortization from continuing and discontinued operations	308	310	318	311	1,247	127	149	307	305	888
EBITDA	227,004	52,044	39,275	35,449	353,772	(1,753)	(19,698)	2,183	(36,375)	(55,643)
Gain on involuntary conversion	(4,000)	(454)	—	(3)	(4,457)	—	—	(942)	(4,387)	(5,329)
Gain on sale of assets	(990)	—	(13)	(2)	(1,005)	—	—	—	—	—
Change in fair value of convertible debt conversion liability	—	—	—	—	—	172	32,546	(8,560)	(5,325)	18,833
Change in fair value of contingent consideration from continuing and discontinued operations	(1,540)	(7,129)	(4,566)	444	(12,791)	589	(24)	1,433	486	2,484
Gain (loss) on debt extinguishment	232	(2,337)	(788)	(3,404)	(6,297)	—	—	—	—	—
Other income (expense), net	(222)	(2,066)	(486)	(1,243)	(4,017)	320	(32)	(12)	742	1,018
Impairment of assets	—	—	—	879	879	—	1,341	—	48,532	49,873
Impairment loss on assets classified as held for sale	—	—	—	11,226	11,226	—	—	—	—	—
Loss on the Geismar lease termination	—	—	—	—	—	—	3,967	—	—	3,967
Straight-line lease expense	(33)	(3)	(61)	(31)	(128)	(32)	(85)	(85)	(35)	(237)
Executive severance	165	50	—	—	215	—	—	2,420	991	3,411
Non-cash stock compensation	1,794	2,203	1,227	1,188	6,412	1,308	1,688	2,023	1,890	6,909
Adjusted EBITDA excluding 2017 BTC allocation	$222,410	$42,308	$34,588	$44,503	$343,809	$604	$19,703	$(1,540)	$6,519	$25,286
Biodiesel tax credit (1)	(204,936)	—	—	—	(204,936)	36,728	59,365	56,505	52,338	204,936
Adjusted EBITDA	$17,474	$42,308	$34,588	$44,503	$138,873	$37,332	$79,068	$54,965	$58,857	$230,222
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

•	Adjusted EBITDA does not reflect our cash expenditures or the impact of certain cash charges that we consider not to be an indication of our ongoing operations;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2018 and 2017, the total of our cash and cash equivalents and marketable securities was $174.5 million and $77.6 million, respectively. At December 31, 2018, we had total assets of $1,107.1 million, compared to $1,005.6 million at December 31, 2017. At December 31, 2018, we had term debt before debt issuance costs of $185.8 million, compared to term debt before debt issuance costs of $228.6 million at December 31, 2017. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of December 31, 2018.
Our term debt (in thousands) is as follows:

	December 31,
	2018	2017
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$75,477	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	66,361	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	8,964	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	—	8,189
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	18,948	6,183
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	8,828	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,185	7,400
Other	54	1,332
Total debt before debt issuance costs	$185,817	$228,560
In addition, we had revolving debt (in thousands) as follows:

	December 31,
	2018	2017
Amount outstanding under lines of credit	$14,250	$65,525
Maximum available to be borrowed under lines of credit	$114,889	$60,839
2019 Convertible Senior Notes
In June 2014, we issued $143.8 million in convertible senior notes (the “2019 Convertible Senior Notes”) with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Senior Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014. The initial conversion rate is 75.3963 shares of Common Stock per $1,000 principal amount of 2019 Convertible Senior Notes, which represents an initial conversion price of approximately $13.26 per share.
During 2018, we bought back $6.3 million of principal of the 2019 Convertible Senior Notes. These Notes will be converted on and after December 15, 2018 until maturity. In accordance with the indenture governing such Notes, we have elected to settle all conversions of each $1,000 principal amount of Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock.

2036 Convertible Senior Notes
In June 2016, we issued $152.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2036 (the “2036 Convertible Senior Notes”) in a private offering to qualified institutional buyers. The 2036 Convertible Senior Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016. The notes will mature on June 15, 2036, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The initial conversion rate is 92.8074 common shares per $1,000 principal amount of 2036 Convertible Senior Notes (equivalent to an initial conversion price of approximately $10.78 per common share).
During 2018, we used $110.8 million under the 2017 and 2018 Programs to buy back the $55.7 million of principal of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $70.0 million and gains on debt extinguishment of $6.4 million.
We may not redeem the 2036 Convertible Senior Notes prior to June 15, 2021. Holders of the 2036 Convertible Senior Notes will have the right to require us to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest on each of June 15, 2021, June 15, 2026 and June 15, 2031. Holders of the 2036 Convertible Senior Notes will have the right to require us to repurchase for cash all or some of their notes at 100% of their principal, plus any accrued and unpaid interest upon the occurrence of certain fundamental changes.
The 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, our current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at our option in cash, stock or a combination of cash and stock. As of December 31, 2018, the early conversion event was met based on the our stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on our Consolidated Balance Sheets at December 31, 2018.
Cash flow. The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Cash provided from operations	$365,534	$29,796	$87,851
Cash used in investing activities	(97,197)	(63,869)	(65,723)
Cash provided from (used in) financing activities	(219,205)	(10,158)	45,624
Net change in cash, cash equivalents and restricted cash	49,132	(44,231)	67,752
Cash, cash equivalents and restricted cash end of period	$126,575	$77,627	$120,210
The historical cash flows shown above illustrate that we have consistently generated positive cash flows from operations. In 2018, we generated $365.5 million of cash from operating activities, a significant increase from 2017 and 2016, largely driven by the net income of $292.3 million, compared to net loss of $79.1 million in 2017 and net income of $44.7 million in 2016. The primary impact on net income for the year ended December 31, 2018 was related to the reinstatement of the 2017 BTC and improved margins primarily related to lower feedstock costs during 2018. During 2018, we received approximately $381.8 million related to the reinstatement of the 2017 BTC related to continuing operations. Of this amount received, we paid $150.8 million to our vendors and customers. The increase in net cash flows used in investing activity was primarily impacted by the net investment in marketable securities of $50.7 million, compared to no investments in marketable securities in 2017 and 2016. This increase was partially offset by a reduction in cash paid for property, plant and equipment of $46.5 million, compared to $67.6 million and $60.4 million in 2017 and 2016, respectively. The primary change in financing activities for 2018 included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes and $110.8 million used to buy back $55.7 million principal amount of the 2036 Convertible Senior Notes. Also impacting financing activities were net repayments on revolving lines of credit of $48.2 million for the year ended December 31, 2018, compared to net borrowings of $8.0 million in 2017 and $26.4 million in 2016.

Capital expenditures: During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston facilities. In June 2017, we completed an acquisition for $20 million of approximately 82 acres of land in Geismar, Louisiana, which includes the land our Geismar biorefinery previously leased for its operations, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities. During 2016, our capital expenditures were $60.7 million, including $13.9 million towards the $34.5 million upgrade to our Danville facility and $9.1 million in repairs and upgrades to bring our Geismar facility back on-line in March 2016. Our budgeted capital expenditures for 2019 are between $75.0 million to $85.0 million, which includes investments in plant optimization projects, environmental, health and safety projects and plant maintenance across a variety of facilities. This budgeted amount does not include potential investments under evaluation in a potential joint venture with Phillips 66 to construct a renewable diesel production facility in Washington state or in the possible expansion of production capacity at our renewable diesel facility in Geismar, Louisiana.
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long-Term Debt (1)	$210,871	$152,678	$26,837	$5,823	$25,533
Contingent Consideration (2)	9,861	9,861	—	—	—
Operating Lease Obligations (3)	64,336	20,326	27,868	4,351	11,791
Purchase Obligations (4)	16,837	3,748	6,274	5,952	863
	$301,905	$186,613	$60,979	$16,126	$38,187

(1)
See Note 12 of Item 8 for additional detail. Includes fixed interest associated with these obligations. The 2036 convertible senior notes, although not contractually mature in 2019 are convertible at the option of the holder and therefore represented as a contractual obligation in 2019.

(2)	Largely represents contingent consideration relating to our acquisition of Syntroleum/Dynamic Fuels and Madison.

(3)	Operating lease obligations consist of leases of distribution terminals, biomass-based diesel storage facilities, railcars and vehicles.

(4)	Purchase obligations for our production facilities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors other than certain land and equipment operating leases. Upon adoption of ASU 842, based on our lease portfolio as of December 31, 2018, an initial balance of lease liabilities of approximately $52 million, right-of-use assets of approximately $42 million, net of a reclassification of unfavorable lease obligations of $3 million, and an approximate negative impact on beginning retained earnings of $6 million primarily related to the impairment of a right-of-use asset will be recorded on our balance sheet.
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
Commodity Price Risk

Over the period from January 2014 through December 2018, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $3.21 per gallon reported in November 2014 to a low of approximately $0.85 per gallon in January 2016, with prices averaging $1.90 per gallon during this period. Over the period January 2014 to December 2018, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board Of Trade for crude soybean oil) have ranged from a high of $0.44 per pound, or $3.32 per gallon of biodiesel, in March 2014 to a low of $0.26 per pound, or $1.95 per gallon of biodiesel, in September 2015 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.33 per pound, or $2.45 per gallon. Over the period from January 2014 through December 2018, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.41 per pound in May 2014 to a low of $0.16 per pound in December 2015, with sales prices averaging $0.24 per pound during this period. Over the period from January 2014 through December 2018, RIN prices (based on prices from OPIS) have ranged from a high of $1.26 in December 2016 to a low of $0.31 in October 2018, with sales prices averaging $0.75 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2018. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2018 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	649.2	gallons	10%	$(196.7)	(46.8)%
Total Lower-Cost Feedstocks	3,024.4	pounds	10%	$(76.1)	(18.1)%
Total Canola Oil	525.2	pounds	10%	$(18.4)	(4.4)%
Total Soy Oil	346.2	pounds	10%	$(10.8)	(2.6)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have a positive effect of $14.0 million on the fair value of these instruments at December 31, 2018. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $6.1 million on the fair value of these instruments December 31, 2018. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at December 31, 2018.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances during 2018 was 5.12% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 7, 2019

We have served as the Company's auditor since 2006.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,575	$77,627
Marketable securities	50,932	—
Accounts receivable (net of allowance for doubtful accounts of $673 and $1,235, respectively)	74,551	90,648
Inventories	168,900	135,547
Prepaid expenses and other assets	41,169	51,880
Restricted cash	3,000	—
Current assets held for sale	3,250	—
Total current assets	465,377	355,702
Property, plant and equipment, net	590,723	586,361
Goodwill	16,080	16,080
Intangible assets, net	13,646	12,412
Other assets	21,270	19,290
Non-current assets held for sale	—	15,751
TOTAL ASSETS	$1,107,096	$1,005,596
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$14,250	$65,525
Current maturities of long-term debt	149,006	13,397
Accounts payable	95,866	84,608
Accrued expenses and other liabilities	35,256	25,279
Deferred revenue	300	2,218
Current liabilities held for sale	—	13,908
Total current liabilities	294,678	204,935
Unfavorable lease obligation	2,259	3,388
Deferred income taxes	8,410	8,192
Long-term contingent consideration for acquisitions	—	8,849
Long-term debt (net of debt issuance costs of $3,390 and $6,627, respectively)	33,421	208,536
Other liabilities	3,075	4,114
Total liabilities	341,843	438,014
COMMITMENTS AND CONTINGENCIES (NOTE 20)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 37,318,942 and 38,837,749 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	451,427	515,452
Retained earnings	427,244	134,928
Accumulated other comprehensive income (loss)	(1,656)	278
Treasury stock (11,524,975 and 9,363,166 shares, respectively)	(111,767)	(83,081)
Total equity attributable to the Company's shareholders	765,253	567,582
TOTAL LIABILITIES AND EQUITY	$1,107,096	$1,005,596
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2018	2017	2016
REVENUES:
Biomass-based diesel sales	$1,875,316	$1,787,308	$1,417,595
Separated RIN sales	137,895	337,501	274,800
Biomass-based diesel government incentives	367,490	28,728	346,672
	2,380,701	2,153,537	2,039,067
Other revenues	2,286	1,118	165
	2,382,987	2,154,655	2,039,232
COSTS OF GOODS SOLD:
Biomass-based diesel	1,887,292	1,805,408	1,616,989
Separated RINs	75,704	264,765	250,809
Other costs of goods sold	—	128	49
	1,962,996	2,070,301	1,867,847
GROSS PROFIT	419,991	84,354	171,385
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	104,702	93,425	88,285
RESEARCH AND DEVELOPMENT EXPENSE	2,037	2,418	4,890
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	879	49,873	17,893
INCOME (LOSS) FROM OPERATIONS	312,373	(61,362)	60,317
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(1,117)	(2,151)	(1,919)
Change in fair value of convertible debt conversion liability	—	(18,833)	13,045
Gain on debt extinguishment	6,297	—	2,331
Gain on involuntary conversion	4,457	5,329	9,894
Other income (expense)	5,023	(997)	428
Interest expense	(17,534)	(18,755)	(15,987)
	(2,874)	(35,407)	7,792
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	309,499	(96,769)	68,109
INCOME TAX BENEFIT (EXPENSE)	(5,871)	30,490	(4,268)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NONCONTROLLING INTEREST	303,628	(66,279)	63,841
LESS—NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	386
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	303,628	(66,279)	63,455
DISCONTINUED OPERATIONS (NOTE 7):
Loss on operations of discontinued operations	(86)	(12,800)	(19,128)
Impairment loss on assets classified as held for sale	(11,226)	—	—
Income tax expense	—	—	—
NET LOSS ON DISCONTINUED OPERATIONS	(11,312)	(12,800)	(19,128)
NET INCOME (LOSS) TO THE COMPANY	292,316	(79,079)	44,327

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(7,824)	—	(1,251)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$295,804	$(66,279)	$62,204
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(11,312)	$(12,800)	$(19,128)
Net income (loss) per share from continuing operations attributable to common stockholders:
Basic	$7.85	$(1.71)	$1.52
Diluted	$6.78	$(1.71)	$1.52
Net loss per share from discontinued operations attributable to common stockholders:
Basic	$(0.30)	$(0.33)	$(0.47)
Diluted	$(0.30)	$(0.33)	$(0.47)
Weighted-average shares used to compute net income (loss) per share from continuing operations attributable to common stockholders:
Basic	37,687,552	38,731,015	40,897,549
Diluted	43,653,720	38,731,015	40,902,860
Weighted-average shares used to compute net loss per share from discontinued operations attributable to common stockholders:
Basic	37,687,552	38,731,015	40,897,549
Diluted	37,687,552	38,731,015	40,897,549
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(IN THOUSANDS)

	2018	2017	2016
Net income (loss) before noncontrolling interest	$292,316	$(79,079)	$44,713
Unrealized losses on marketable securities, net of taxes of $0, $0 and $0, respectively	(28)	—	—
Foreign currency translation adjustments	(1,906)	6,029	(1,848)
Other comprehensive income (loss)	(1,934)	6,029	(1,848)
Comprehensive income (loss)	290,382	(73,050)	42,865
Less—Comprehensive loss attributable to noncontrolling interest	—	—	(106)
Comprehensive income (loss) attributable to the Company	$290,382	$(73,050)	$42,971
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2016	43,837,714	$4	$474,367	$169,680	$(4,009)	$(28,762)	$2,730	$614,010
Issuance of common stock	33,973	—	316	—	—	—	—	316
Issuance of common stock in acquisitions	500,000	1	4,050	—	—	—	—	4,051
Conversion of restricted stock units to common stock (net of 69,307 shares of treasury stock purchased)	180,049	—	—	—	—	(767)	—	(767)
Partial termination of capped call options (inclusive of tax impact of $116)	—	—	1,863	—	—	—	—	1,863
Convertible debt extinguishment impact (net of tax impact of $2,144)	—	—	(5,560)	—	—	—	—	(5,560)
Treasury stock activity	(5,998,323)	—	—	—	—	(52,295)	—	(52,295)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(179)	(179)
Stock compensation expense	—	—	5,896	—	—	—	—	5,896
Foreign currency translation and other adjustment	—	—	(26)	—	(1,742)	—	(106)	(1,874)
Net income	—	—	—	44,327	—	—	386	44,713
BALANCE, December 31, 2016	38,553,413	5	480,906	214,007	(5,751)	(81,824)	2,831	610,174
Conversion of restricted stock units to common stock (net of 71,112 shares of treasury stock purchased)	210,611	—	—	—	—	(872)	—	(872)
Settlement of stock appreciation rights in common stock (net of 35,955 shares of treasury stock purchased)	73,725	—	—	—	—	(385)	—	(385)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Impact of 2036 Senior Notes conversion liability reclassification (net of tax impact of $18,025)	—	—	27,908	—	—	—	—	27,908
Stock compensation expense	—	—	6,909	—	—	—	—	6,909
Foreign currency translation adjustment	—	—	—	—	6,029	—	—	6,029
Net loss	—	—	—	(79,079)	—	—	—	(79,079)
BALANCE, December 31, 2017	38,837,749	5	515,452	134,928	278	(83,081)	—	567,582
Conversion of restricted stock units to common stock (net of 146,999 shares of treasury stock purchased)	293,717	—	—	—	—	(2,280)	—	(2,280)
Settlement of stock appreciation rights in common stock (net of 62,866 shares of treasury stock purchased)	140,332	—	—	—	—	(1,191)	—	(1,191)
Convertible debt extinguishment impact (net of tax of $5,498)	—	—	(70,689)	—	—	—	—	(70,689)
Treasury stock activity	(1,937,844)	—	—	—	—	(25,048)	—	(25,048)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Stock compensation expense	—	—	6,412	—	—	—	—	6,412
Foreign currency translation adjustment	—	—	—	—	(1,906)	—	—	(1,906)
Net change in unrealized losses on marketable securities	—	—	—	—	(28)	—	—	(28)
Net income	—	—	—	292,316	—	—	—	292,316
BALANCE, December 31, 2018	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$—	$765,253
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$292,316	$(79,079)	$44,713
Net loss from discontinuing operations	(11,312)	(12,800)	(19,128)
Net income (loss) from continuing operations	303,628	(66,279)	63,841
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	36,246	33,779	31,363
Amortization expense of assets and liabilities, net	996	1,589	875
Accretion of asset retirement obligations	47	62	78
Accretion of convertible note discount	5,014	5,413	5,147
Accretion of marketable securities	(215)	—	—
Impairment of property, plant and equipment, net	879	49,873	17,893
Provision (benefit) for doubtful accounts	(273)	139	630
Stock compensation expense	6,412	6,909	5,896
Deferred tax expense (benefits)	4,850	(30,088)	3,009
Change in fair value of contingent consideration	1,117	2,151	1,919
Gain on involuntary conversion	(4,457)	(5,329)	(9,894)
Gain on sales of assets	(974)	—	—
Change in fair value of convertible debt conversion liability	—	18,833	(13,045)
Gain on debt extinguishment	(6,297)	—	(2,331)
Other	593	246	(71)
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	19,662	74,974	145,235
Inventories	(34,066)	12,029	(58,551)
Prepaid expenses and other assets	41,250	2,491	7,392
Accounts payable	14,221	(20,220)	(133,461)
Accrued expenses and other liabilities	(7,259)	(18,802)	6,985
Deferred revenue	(1,918)	(25,028)	26,913
Net cash flows provided from operating activities - continuing operations	379,456	42,742	99,823
Net cash flows used in operating activities - discontinued operations	(13,922)	(12,946)	(11,972)
Cash provided from operations	365,534	29,796	87,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(70,745)	—	—
Maturities of marketable securities	20,000	—	—
Cash paid for purchase of property, plant and equipment	(46,453)	(67,557)	(60,384)
Insurance proceeds for asset impairments	4,464	8,000	10,949
Cash receipts from disposal of fixed assets	1,647	—	—
Cash paid for investments	(974)	(816)	(3,249)
Cash paid for acquisitions and additional interests, net of cash acquired	(4,801)	(3,482)	(12,720)
Net cash flows used in investing activities - continuing operations	(96,862)	(63,855)	(65,404)
Net cash flows used in investing activities - discontinued operations	(335)	(14)	(319)
Cash used in investing activities	(97,197)	(63,869)	(65,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(48,187)	8,025	26,445
Borrowing on other lines of credit	2,014	8,812	10,185
Repayments on other lines of credits	(2,196)	(4,442)	(2,437)
Cash received for issuance of debt	14,034	23,575	11,775
Cash received on convertible debt	—	—	152,000
Cash paid on debt	(143,516)	(14,659)	(87,112)
Cash paid for debt issuance costs	(697)	(1,062)	(6,369)
Cash received on partial termination of capped call options	85	—	159
Cash paid for treasury stock	(25,048)	—	(51,474)
Cash paid for contingent consideration	(12,223)	(29,150)	(7,548)
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,471)	(1,257)	—
Net cash flows provided from (used in) financing activities - continuing operations	(219,205)	(10,158)	45,624
Net cash flows provided from financing activities - discontinuing operations	—	—	—
Cash provided from (used in) financing activities	(219,205)	(10,158)	45,624
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	49,132	(44,231)	67,752
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at Beginning of period	77,627	120,210	53,041
Effect of exchange rate changes on cash	(184)	1,648	$(583)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at End of period	$126,575	$77,627	$120,210

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(IN THOUSANDS)

	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$910	$252	$410
Cash paid for interest	$11,453	$11,637	$9,920
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,459	$7,688	$3,833
Issuance costs	$37	$29	$250
Issuance of common stock for acquisitions	$—	$—	$4,050
Contingent consideration for acquisitions	$482	$—	$4,500
Release of restricted cash to pay off the GOZone Bonds	$—	$—	$101,315
Repayment of GOZone Bonds	$—	$—	$100,000
Non-cash transfer of line of credit to long-term debt	$—	$—	$4,498
Non-cash allocation of proceeds from the 2036 Convertible Notes issuance to convertible debt conversion liability	$—	$—	$40,145
Non-cash allocation of purchase price between debt and equity related to the repurchase of the 2019 Convertible Notes	$—	$—	$7,387
Non-cash reclassification of the 2036 Convertible Notes conversion liability to additional paid in capital, net of tax impact	$—	$27,908	$—
Non-cash share repurchases from partial capped call termination	$—	$—	$1,588
Accruals of insurance proceeds related to impairment of property, plant and equipment	$—	$—	$313
See "Note 4 - Acquisitions" for noncash items related to the acquisition transactions.

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2018, 2017 and 2016
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company" or "REG") is a company focused on providing cleaner, lower carbon transportation fuels. Today, the Company principally generates revenue as the leading North American advanced biofuels producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products. To do this, REG utilizes this nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels.
As of December 31, 2018, the Company owns and operates fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on February 9, 2018 for the fiscal year 2017, but has not been reinstated for 2018 or 2019 as of the date of this report. The expiration or modification of any one or more of those incentives, would adversely affect the financial results of the Company.
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
Restricted Cash
The Company segregates certain cash balances as restricted cash that represent those funds required to be set aside by a contractual agreement. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
As of December 31, 2018 and 2017, current restricted cash amounted to $3,000 and $0, respectively, which was held as pledges for letters of credit issued to support our operations. See the table below for reconciliation of Cash and cash equivalents and restricted cash in regards to the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$123,575	$77,627	$116,210
Restricted cash	3,000	—	4,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$126,575	$77,627	$120,210

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in "Accumulated other comprehensive income (loss)". Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in "Other income (expense), net". The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of December 31, 2018. The Company expects to recover up to (or beyond) the initial cost of the investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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
In the first quarter of 2018, the Company recognized receivables of $365,155 from the federal government and $16,688 from customers related to the 2017 biodiesel mixture excise tax credit. Through December 31, 2018, the Company has collected all of these receivables.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2018 and 2017.
Renewable Identification Numbers (RINs)
When the Company produces and sells a gallon of biomass-based diesel, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with the Renewable Fuel Standard ("RFS2"). RFS2 allows the Company to attach between zero and 2.5 RINs to a gallon of biomass-based diesel. As a result, a portion of the selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel.
In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable as of the last day of each accounting period. The resulting adjustments are reflected in costs of goods sold for the period. The value of these RINs is reflected in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service ("OPIS").

Low Carbon Fuel Standard
The Company generates Low Carbon Fuel Standard ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into an LCFS market. LCFS credits are used to track compliance with LCFS. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by the Company.
In addition, the Company also obtains LCFS credits from third party trading activities. From time to time, the Company holds varying amounts of these third party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS.  At December 31, 2018 and 2017, the Company held no LCFS credits purchased from third parties.
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

In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. In 2017, the Company impaired fixed assets with a total net book value of approximately $2,671 as a result of the fire in June 2017. The Company received payments in the amounts of $12,454 and $9,484 to cover initial costs incurred for property losses and business interruption, respectively. The Company recognized gain on involuntary conversion related to the fire of $4,454 and $5,329 for the years ended December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company capitalized interest incurred on debt during the construction of assets of $360, $301 and $537, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At December 31, 2018 and 2017, the Company had goodwill in the Services reporting unit. The annual impairment test at July 31, 2018 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 45%. No impairment of goodwill was recorded during the years ended December 31, 2018 and 2017.

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
In 2018, impairment charges on continuing operations amounting $879 were recorded related to certain identified plant property, plant and equipment at our current facilities as the carrying amounts of those assets were deemed not recoverable. Refer to "Note 7 - Discontinued Operations" for details on asset impairments related to discontinued operations. In 2017, impairment charges amounting $44,649 and $5,224 were recorded related to the Company's New Orleans facility's property, plant and equipment assets and certain other plant, property and equipment. In 2016, impairment charges amounting to $15,593 and $2,300 were recorded related to the Company's Emporia facility's property, plant and equipment assets and certain other plant, property and equipment, respectively.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). The embedded conversion option was initially accounted for as an embedded derivative liability as the Company could not elect to issue shares of common stock upon conversion of the 2036 Convertible Senior Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the 2036 Convertible Senior Notes unless the Company received stockholder approval for such issuance. On December 8, 2017, at the special meeting of stockholders, the Company obtained the approval from its stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option after being fair valued at $45,933, net of tax of $18,025, has been reclassified into "Common Stock-Additional Paid-in Capital" at December 8, 2017. See "Note 12 - Debt" for a further description of the 2036 Convertible Senior Notes. During the year ended December 31, 2018, the Company used $110,828 to repurchase $55,700 principal amount of the 2036 Convertible Senior Notes. See "Security Repurchase Programs" below.
Capped Call Transaction
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Senior Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Senior Notes. The impact of these transactions, net of tax, was reflected as an addition/reduction to "Common Stock-Additional Paid-In Capital" as presented in the Consolidated Statements of Stockholders' Equity.
Security Repurchase Programs and Subsequent Event
In December 2017, the Company's board of directors approved a repurchase program of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program"). In June 2018, the Company's board of directors approved another repurchase program of up to an additional $75,000 of the Company's convertible notes and/or shares of common stock (the "2018 Program"). In January 2019, the Company's board of directors approved a repurchase program of up to an additional $75,000 of the Company's convertible notes and/or shares of common stock (the "2019 Program"). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The table below sets out the information regarding the activities under the 2017 Program and the 2018 Program during 2018:

	For the year ended December 31, 2018
	Number of shares/Principal amount in $'000	December 2017 Program	June 2018 Program	Both Programs
Repurchases of shares of common stock	1,937,844	$25,048	$—	$25,048
2019 Convertible Senior Notes Repurchases	$6,311	$6,689	$—	$6,689
2036 Convertible Senior Notes Repurchases	$55,700	$43,263	$67,565	$110,828

As illustrated in the above table, the Company used $110,828 under the 2017 and 2018 Programs to buy back $55,700 of principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $70,011 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $6,065 in the Consolidated Statements of Operations for the year ended December 31, 2018.
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
The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.:

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

•	sales of glycerin, other co-products of the biomass-based diesel production process;

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program; and

•	other revenue:

◦	sales of chemical products and lab services.
Disaggregation of revenue:
All revenue related to continuing operations recognized on the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Year ended December 31, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,474,459	$—	$9,682	$(26,348)	$1,457,793
Petroleum and blended petroleum diesel sales	—	—	239,470	—	239,470
Other biomass-based diesel revenue	178,053	—	—	—	178,053
Separated RIN sales	137,895	—	—	—	137,895
Other revenues	—	93,347	—	(91,061)	2,286
Total revenues from contracts with customers	$1,790,407	$93,347	$249,152	$(117,409)	$2,015,497
Biomass-based diesel government incentives	367,490	—	—	—	367,490
Total revenues	$2,157,897	$93,347	$249,152	$(117,409)	$2,382,987

Contract balances
The following table provides information about receivables and contract liabilities from contracts with customers:

December 31, 2018
Accounts receivable	$74,551
Short-term contract liabilities (deferred revenue)	$(300)

The Company receives payments from customers based upon contractual billing schedules; accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors throughout the year to capture the credit when or if reinstated. When or if the federal biodiesel tax credit is reinstated, the impacts of the agreements with customers are recorded as contract liabilities in accounts payable and as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations.

Significant changes to the contract liabilities during the year are as follows:

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	December 31, 2018
Deferred revenue	$2,218	$27,264	$29,179	$(3)	$300
Payables to customers related to BTC	—	(150,776)	(144,944)	5,832	—
	$2,218	$(123,512)	$(115,765)	$5,829	$300

Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $1,989, $2,140 and $1,746 for the years ended December 31, 2018, 2017 and 2016, respectively.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,588, $1,367 and $1,168 for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant-date fair value of the awards and recognized as compensation expense over the vesting period.
Income Taxes
The Company’s income tax provision, deferred income tax assets and liabilities, and liabilities for unrecognized tax benefits represent the Company’s best estimate of current and future income taxes to be paid. The annual effective tax rate is based on income tax laws, statutory tax rates, taxable income levels and tax planning opportunities available in various jurisdictions where the Company operates. These tax laws are complex and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, statutory tax rates and estimates of the Company’s future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. As of December 31, 2018, the Company is not indefinitely reinvested in the earnings of non-US subsidiaries.
Discontinued Operations
Loss on discontinued operations was mainly related to the research and development activities of REG Life Sciences, aimed to bring industrial biotechnology products to market and impairment loss on classification of the REG Life Sciences as assets available for sale. See "Note 7 - Discontinued Operations" for further details.
Concentrations
One customer represented slightly less than 10% of the total consolidated revenues of the Company for the years ended December 31, 2018, 2017 and 2016. All customer amounts disclosed in the table are related to biomass-based diesel sales:

	2018	2017	2016
Customer A	$219,202	$182,236	$144,849

The Company maintains cash balances at financial institutions, which may at times exceed the $250 coverage by the U.S. Federal Deposit Insurance Company. The Company has experienced no losses in such accounts.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on information that is currently available to management and on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
On July 19, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which addresses certain aspects of the new leases standard, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. On July, 31, 2018, the FASB issued ASU 2018-11, Codification Improvements to Topic 842, Leases, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These amendments have the same effective date and transition requirements as ASU 2016-02.
All of the ASU's related to ASC 842 will be adopted by the Company effective January 1, 2019. The Company plans to apply a modified retrospective transition approach. The Company also plans to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, hindsight will result in generally shorter accounting lease terms and useful lives of the corresponding leasehold improvements. Additionally, the Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Based on the Company's lease portfolio as of December 31, 2018, the Company will record an initial balance of lease liabilities of approximately $52,000, right-of-use assets of approximately $42,000, net of a reclassification of unfavorable lease obligations of $3,000, and an approximate negative impact on beginning retained earnings of $6,000, related to the impairment of a right of use asset at the company's New Orleans facility.
The FASB issued ASU 2016-18 on November 17, 2016 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this ASU in its consolidated financial statements. See "Consolidated Statements of Cash Flows" for further details.
On February 28, 2018, the FASB issued ASU 2018-03, which makes technical corrections to certain aspects of ASU 2016-16 (on recognition of financial assets and financial liabilities), including equity securities without a readily determinable fair value (discontinuation and adjustment ); forward contracts and purchased options; presentation requirements for certain fair value option liabilities; fair value option liabilities denominated in a foreign currency and transition guidance for equity securities without a readily determinable fair value. For public business entities, the amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company has adopted this ASU in its consolidated financial statements. The adoption did not have a material impact.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company anticipates that the ASU will allow more of its derivative contracts to qualify for hedge accounting elections. Upon the adoption ASU 2017-12, changes in fair value of derivatives will continue to be recognized in current period earnings.
On November 7, 2018, the FASB issued ASU 2018-16, which permits entities to use the Overnight Index Swap ("OIS") Rate based on Secured Overnight Financing Rate ("SOFR") as an eligible benchmark interest rate during the early stages of the transition from LIBOR to SOFR. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements, but does not expect the impact to be significant.
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
On August 28,2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 eliminates or modifies certain disclosure requirements of ASC 820 and requires new disclosures relating to changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the applicable reporting period. ASU 2018-13 also explicitly requires entities to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company is evaluating the impact of this guidance on its consolidated financial statements, but does not expect the impact to be significant.
NOTE 3—STOCKHOLDERS’ EQUITY OF THE COMPANY AND SUBSEQUENT EVENT
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
On March 1, 2019, the Company filed with the Secretary of State of the State of Delaware two Certificates of Retirement and Cancellation to eliminate all references to Class A Common Stock and Series B Preferred Stock in the Company’s certificate of incorporation. All such authorized shares of Class A Common Stock and Series B Preferred Stock were previously issued but were no longer outstanding and were retired by the board of directors of the Company.
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
The Company may pay contingent consideration of up to $5,000 (Earnout Payments) over a 7-year period after the acquisition, subject to achievement of certain milestones related to the biomass-based diesel gallons produced and sold by REG Madison. The Earnout Payments are payable in cash and cannot exceed $1,700 in any one year period beginning March 15, 2016 through 2023 and up to $5,000 in aggregate. As of December 31, 2018, the Company has recorded a contingent liability of $1,443, which has been classified as current on the Consolidated Balance Sheets.
The following table summarizes the fair values of the assets acquired at the acquisition date.

March 15, 2016
Assets (liabilities) acquired from Sanimax Energy:
Inventory	$1,591
Property, plant and equipment	19,500
Total identifiable assets acquired	21,091

Accrued expenses and liabilities	—
Net identifiable assets acquired	$21,091

NOTE 5 --- MARKETABLE SECURITIES

The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	December 31, 2018
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$22,886	$—	$(14)	$22,872
Corporate bonds	Within one year	28,074	—	(14)	28,060
Total		$50,960	$—	$(28)	$50,932

NOTE 6—INVENTORIES
Inventories consist of the following at December 31:

	2018	2017
Raw materials	$40,348	$39,975
Work in process	3,840	3,523
Finished goods	124,712	92,049
Total	$168,900	$135,547

NOTE 7—DISCONTINUED OPERATIONS
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's development-stage industrial biotechnology business, REG Life Sciences, the Company's Board of Directors authorized it to pursue a plan to sell the REG Life Sciences core assets and business. The Company has recorded an impairment loss, net of tax, of $11,226 on classifying the REG Life Sciences assets as held for sale reflecting the fair value of the estimated proceeds from the sale, net of costs to sell. This valuation technique is considered as Level 3 pricing category.
REG Life Sciences' results for all periods prior to December 31, 2018, fair value of assets held for sale and estimated costs to sell are classified as discontinued operations. There is no income tax impact from discontinued operations for all periods.

Loss on Discontinued Operations:

Discontinued Operations
	For the years ended December 31,
	2018	2017	2016
Other revenues	$5,856	$3,588	$2,000
Other costs of goods sold	(4,697)	(4,360)	(1,870)
Research and development expense	(15,152)	(11,673)	(13,273)
Other income (expense), net	13,907	(355)	(5,985)
Pre-tax loss from discontinued operations	(86)	(12,800)	(19,128)
Pre-tax impairment loss on assets classified as held for sale	(11,226)	—	—
Income tax expense	—	—	—
Loss on discontinued operations	$(11,312)	$(12,800)	$(19,128)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities Included in Assets and Liabilities Held for Sale:

	2018	2017
Machinery and equipment, net	$824	$1,036
In-process research and development	13,652	14,715
Impairment loss recognized on assets classified as held for sale	(11,226)	—
Total assets classified as held for sale	$3,250	$15,751

Contingent consideration	—	13,908
Current liabilities classified as held for sale	$—	$13,908

NOTE 8—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2018	2017
Land	$10,649	$10,480
Building and improvements	148,055	140,261
Leasehold improvements	11,364	10,806
Machinery and equipment	584,490	532,592
	754,558	694,139
Accumulated depreciation	(205,537)	(173,971)
	549,021	520,168
Construction in process	41,702	66,193
Total	$590,723	$586,361

During 2017, the Company recorded impairment charges of $44,649 related to its New Orleans facility's property, plant and equipment assets. Refer to Note 2 for further details.
NOTE 9—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,866)	$3,364
Renewable diesel technology	8,300	(2,536)	5,764
Acquired customer relationships	4,747	(976)	3,771
Trademarks	704	—	704
Ground lease	200	(157)	43
Total intangible assets	$20,181	$(6,535)	$13,646

	December 31, 2017
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,408)	$3,822
Renewable diesel technology	8,300	(1,983)	6,317
Acquired customer relationships	2,900	(686)	2,214
Ground lease	200	(141)	59
Total intangible assets	$17,630	$(5,218)	$12,412

The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,317, $1,280 and $1,294 for intangible assets was recorded for the years ended December 31, 2018, 2017 and 2016, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2019	$1,682
2020	1,689
2021	1,695
2022	1,688
2023	1,695
Thereafter	5,197
Total	$13,646

NOTE 10—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2018	2017
Commodity derivatives and related collateral, net	$13,799	$1,610
Prepaid expenses	17,187	11,733
Deposits	2,123	2,899
RIN inventory	2,000	27,028
Taxes receivable	2,991	6,356
Other	3,069	2,254
Total	$41,169	$51,880

RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the

Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the OPIS. Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $630 and $2,629 at December 31, 2018 and 2017, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2018	2017
Investments	$13,053	$12,250
Spare parts inventory	2,680	2,764
Catalysts	1,989	2,962
Deposits	381	381
Other	3,167	933
Total	$21,270	$19,290

NOTE 11—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2018	2017
Accrued property taxes	$1,534	$1,353
Accrued employee compensation	17,226	8,172
Accrued interest	383	590
Contingent consideration, current portion	9,861	11,637
Unfavorable lease obligation, current portion	1,129	1,129
Tax payable	4,473	1,501
Other	650	897
Total	$35,256	$25,279

Other noncurrent liabilities consist of the following at December 31:

	2018	2017
Severance payable	$—	$603
Straight-line lease liability	1,439	1,801
Asset retirement obligations	640	593
Other	996	1,117
Total	$3,075	$4,114

NOTE 12—DEBT
Term debt
The Company’s term debt at December 31 is as follows:

	2018	2017
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$75,477	$116,255
2.75% Convertible Senior Notes, $67,527 face amount, due in June 2019	66,361	69,859
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	8,964	11,460
REG Newton term loan, secured, variable interest rate of LIBOR plus 4%, due in December 2018	—	8,189
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	18,948	6,183
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	8,828	7,882
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,185	7,400
Other	54	1,332
Total debt before debt issuance costs	185,817	228,560
Less: Current portion of long-term debt	149,006	13,397
Less: Debt issuance costs (net of accumulated amortization of $3,873 and $3,510, respectively)	3,390	6,627
Total long-term debt	$33,421	$208,536

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

In addition, the 2036 Convertible Senior Notes becomes convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes becomes convertible and should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of December 31, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 2018.

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

At December 31, 2018, there was outstanding $67,527 aggregate principal amount of our 2.75% Convertible Senior Notes due June 15, 2019. In accordance with the indenture governing such Notes, we have elected to settle all conversions of each $1,000 principal amount of Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allowed REG Ralston to borrow up to $20,000 during the construction period at REG Ralston. On October 19, 2018, REG Ralston entered into an amended loan agreement with First Midwest bank to convert the Construction Loan Agreement into a term loan ("Ralston Term Loan") for a principal amount of $19,177, due on October 19, 2025. The Ralston Term Loan will bear floating interest using a LIBOR rate plus 2.25% per annum. The loan agreement contains various loan covenants. At December 31, 2018, the effective interest rate on the amount borrowed under this Loan Agreement was 4.60% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allowed REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At December 31, 2018, the effective interest rate on the amount borrowed under this Loan Agreement was 6.38% per annum.

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
Lines of Credit
The following table shows the Company's lines of credit:

	2018	2017
Total revolving loans (current)	$14,250	$65,525
Maximum remaining available to be borrowed under revolving lines of credit	$114,889	$60,839

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
In March 2018, REG Energy Services, LLC ("REG Energy Services") amended its operating and revolving line of credit agreement with Bankers Trust Company ("Bankers Trust") that was entered in March 2016. As amended, this operating and revolving line of credit ("the Energy Services Line of Credit") was decreased to $15,000 subject to customary borrowing base limitations and the maturity was extended to September 2018. On August 30, 2018, the Energy Services Line of Credit was terminated and all outstanding amounts thereunder were repaid.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas in Europe, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At December 31, 2018, the nominal interest rates ranged from 1.50% to 2.00% per annum.
Maturities of the term debt, including the convertible notes, are as follows for the years ending December 31:

2019	$149,006
2020	7,477
2021	7,545
2022	6,198
2023	4,545
Thereafter	11,046
Total term debt	185,817
Less: current portion	149,006
Total long-term debt before debt issuance costs	$36,811

NOTE 13—INCOME TAXES ON CONTINUING OPERATIONS
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
Income tax benefit (expense) related to continuing operations for the years ended December 31 is as follows:

	2018	2017	2016
Current income tax benefit (expense)
State	$(118)	$(45)	$94
Foreign	(292)	421	(1,036)
	(410)	376	(942)
Deferred income tax benefit (expense)
Federal	(12,878)	22,619	2,113
State	(2,851)	10,282	6,936
Foreign	2,914	2,674	(2,560)
Change in enacted tax rates	—	(123,289)	—
Net operating loss carryforwards created	26,058	17,466	105,165
	13,243	(70,248)	111,654
Income tax benefit (expense) before valuation allowances	12,833	(69,872)	110,712
Deferred tax valuation allowances	(18,704)	100,362	(114,980)
Income tax benefit (expense)	$(5,871)	$30,490	$(4,268)

A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:

	2018	2017	2016
U.S. Federal income tax expense at statutory rates of 21, 35 and 35 percents, respectively	$(62,619)	$38,349	$(17,143)
State taxes, net of federal income tax benefit	1,618	8,160	11,442
Tax position on government incentives	72,244	9,402	117,630
Change in enacted tax rates	—	(123,289)	—
Goodwill impairment tax impact	—	—	2,876
Foreign net operating loss expiration	—	—	(2,383)
Unrecognized tax benefits	(272)	—	—
Other	1,862	(2,494)	(1,710)
Total benefit (expense) for income taxes before valuation allowances	12,833	(69,872)	110,712
Valuation allowances	(18,704)	100,362	(114,980)
Total benefit (expense) for income taxes	$(5,871)	$30,490	$(4,268)

The Company receives government incentive payments and excludes this revenue from federal and state taxable income. This tax position of excluding government incentives from taxable income has been accepted by the Internal Revenue Service for the audit cycle 2010-2011, the results of which were approved by the Joint Committee on Taxation. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and initially established a valuation allowance in 2013 to reduce its total deferred tax assets to the amount more-likely-than-not to be realized.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$278,867	$249,371
Goodwill	20,067	26,448
Capitalized research and development	8,650	9,788
Stock-based compensation	3,447	3,924
Risk management unrealized gain (loss)	2,940	1,879
Tax credit carryforwards	1,597	1,597
Accrued compensation	3,318	1,062
Inventory capitalization	1,921	1,491
Other	3,133	2,945
Deferred tax assets	323,940	298,505
Deferred Tax Liabilities:
Property, plant and equipment	(38,324)	(27,314)
Convertible debt	(5,648)	(9,889)
Risk management unrealized loss	(2,649)	—
Intangibles	949	(2,195)
Prepaid expenses	(1,688)	(1,393)
Deferred revenue	(583)	—

Other	(773)	(544)
Deferred tax liabilities	(48,716)	(41,335)
Net deferred tax assets	275,224	257,170
Valuation allowance	(283,634)	(265,362)
Net deferred tax liabilities	$(8,410)	$(8,192)

At December 31, 2018, the Company has recorded a net deferred tax asset before valuation allowance of $278,867 related to the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $1,032,962 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, in any one year may limit the utilization of federal and state net operating losses and credit carry-forwards. The Company has performed an ownership change analysis in 2018 to determine the impact of changes in ownership on utilization of carry-forward attributes, the results of which have been incorporated into our financial statements.
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

	2018	2017	2016
Beginning of year balance	$265,362	$365,035	$250,164
Changes in valuation allowance charged to income	18,704	36,639	114,980
Change in enacted tax rates	—	(137,001)	—
Foreign currency translation	(440)	689	(109)
Change in valuation allowance charged to OCI	8	—	—
End of year balance	$283,634	$265,362	$365,035

The Company analyzes filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if it has any uncertain tax positions on any of its income tax returns. An uncertain tax position represents a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2018	2017	2016
Beginning of year balance	$1,771	$1,900	$1,900
Increases to tax positions taken during prior years	272	—	—
Decreases to tax positions taken during prior years	—	(129)	—
Foreign currency translation	(15)	—	—
End of year balance	$2,028	$1,771	$1,900

The Company recorded an unrecognized tax benefit liability associated with a filing position for a prior year foreign tax return. The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $257 at December 31, 2018, and $0 at December 31, 2017 and 2016. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2018 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
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
NOTE 14—STOCK-BASED COMPENSATION
On October 26, 2011, the stockholders approved the 2009 Stock Incentive Plan ("the 2009 Plan") which authorizes up to 4,160,000 shares of Company Common Stock to be issued for the award of restricted stock, restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and stock appreciation rights ("SARs") at the discretion of the Company Board as compensation to employees, consultants of the Company and to non-employee directors. Under the 2009 Plan, an additional 2,350,000 shares, or 6,510,000 shares in total, are reserved for issuance as approved by shareholders on May 15, 2014 and May 8, 2017. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. There was no cash flow impact resulting from the grants of these awards. The 2009 Plan is generally protected from anti-dilution via adjustments for any stock dividends, stock split, combination or other recapitalization.
The Company recorded stock-based compensation expense of $6,412, $6,909 and $5,896 for the years ended December 31, 2018, 2017 and 2016, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2018, there was $6,436 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 2.8 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2016	637,898	$12.87
Issued	504,647	$9.07
Vested and restriction lapsed	(249,356)	$9.77
Forfeited	(33,938)	$8.15
Awards outstanding - December 31, 2016	859,251	$11.73
Issued	360,741	$11.91
Vested and restriction lapsed	(204,198)	$11.05
Forfeited	(127,403)	$10.04
Awards outstanding - December 31, 2017	888,391	$12.12
Issued	425,150	$13.23
Vested and restriction lapsed	(225,339)	$10.52
Forfeited	(65,928)	$10.52
Awards outstanding - December 31, 2018	1,022,274	$13.04

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
Performance Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding -January 1, 2016	59,623	$9.40
Issued	175,217	$9.06
Vested and restriction lapsed	—	$—
Forfeited	—	$—
Awards outstanding - December 31, 2016	234,840	$9.15
Issued	270,765	$11.79
Vested and restriction lapsed	(87,622)	$11.75
Forfeited	(62,865)	$9.48
Awards outstanding - December 31, 2017	355,118	$10.46
Issued	171,580	$9.63
Vested and restriction lapsed	(292,963)	$8.45
Forfeited	(25,650)	$9.83
Awards outstanding - December 31, 2018	208,085	$12.68

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

Stock Appreciation Rights
The following table summarizes information about SARs granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2016	2,396,126	$10.33
Granted	176,824	$8.80
Exercised	(8,003)	$8.57
Forfeited	(56,932)	$10.75
SAR's outstanding - December 31, 2016	2,508,015	$10.22	6.7 years
Granted	—	$—
Exercised	(700,765)	$10.36
Forfeited	(105,981)	$9.66
SAR's outstanding - December 31, 2017	1,701,269	$10.20	5.7 years
Granted	—	$—
Exercised	(610,541)	$10.13
Forfeited	(54,051)	$11.08
SAR's outstanding - December 31, 2018	1,036,677	$10.19	4.7 years
SAR's exercisable - December 31, 2018	824,685	$10.44	4.7 years
SAR's expected to vest - December 31, 2018	211,992	$9.24	4.7 years

The SARs vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2018	2017	2016
The weighted average fair value of stock appreciation rights issued (per unit)	$2.79 - $3.74	$2.79 - $3.74	$2.79 - $3.74
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.1% - 1.4%	1.1% - 1.4%	1.1% - 1.4%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25
Stock Options
There were no outstanding stock options at December 31, 2018, 2017 and 2016. There was no intrinsic value of options granted, exercised or outstanding during the periods presented.
NOTE 15—OPERATING LEASES
The Company leases certain land and equipment under operating leases. Total rent expense under operating leases was $19,938, $20,013 and $22,487 for the years ended December 31, 2018, 2017 and 2016, respectively. For each of the next five calendar years and thereafter, future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Total Payments
2019	$20,326
2020	14,063
2021	10,643
2022	3,162
2023	2,406
Thereafter	13,736
Total minimum payments	$64,336

The Company's leases consist primarily of access to distribution terminals, biomass-based diesel storage facilities, railcars and vehicles. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c) renew its lease at the then fair rental value on a year-to-year basis or for an agreed upon term. Certain leases allow for adjustment to minimum rentals in future periods as determined by the Consumer Price Index. Refer to Note 2 for further discussion of the Company's adoption plan for ASC 842, effective January 1, 2019.
NOTE 16 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are not hedge accounting designated derivatives and recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. At December 31, 2018, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 83.3 million gallons and 218.3 million pounds and 1.3 million million British thermal units, respectively.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid and other assets in the Consolidated Balance Sheets, see "Note 10 – Other Assets". As of December 31, 2018, the Company posted $3,755 of collateral associated with its commodity-based derivatives with a net asset position of $10,044.
The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Consolidated Balance Sheets;

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$11,843	$1,799	$812	$8,001
Cash collateral	3,755	—	8,799	—
Total gross amount recognized	15,598	1,799	9,611	8,001
Gross amounts offset	(1,799)	(1,799)	(8,001)	(8,001)
Net amount reported in the Consolidated Balance Sheets	$13,799	$—	$1,610	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2018	2017	2016
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$18,399	$(23,437)	$(35,386)

NOTE 17—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value, excluding assets held for sale, is as follows:

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$22,872	$—	$22,872	$—
Corporate bonds	$28,060	—	28,060	—
Commodity contract derivatives	$10,044	499	9,545	—
Contingent consideration for acquisitions	$(9,861)	—	—	(9,861)
	$51,115	$499	$60,477	$(9,861)

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(7,189)	$(3,742)	$(3,447)	$—
Contingent consideration for acquisitions	$(20,485)	—	—	(20,485)
	$(27,674)	$(3,742)	$(3,447)	$(20,485)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2018	2017
Balance at beginning of period, January 1	$20,485	$32,993
Fair value of contingent consideration at measurement date	482	—
Change in estimates included in earnings	1,117	2,151
Settlements	(12,223)	(14,659)
Balance at end of period, December 31	$9,861	$20,485

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values. Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
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

Contingent consideration for acquisitions: The fair value of contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should the achievement of certain milestones related to the production and/or sale of biomass-based diesel at the specific production facility. A discount rate ranging from 5.8% to 12.5% is used to estimate the fair value of the expected payments.
Debt and lines of credit: The fair value of long-term debt and lines of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2018		2017
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(200,067)	$(410,564)	$(294,085)	$(273,983)

NOTE 18—NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is presented in conformity with the two-class method required for participating securities. Participating securities include restricted stock units.
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
For the 2036 Convertible Senior Notes, the Company's current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company's option in cash, stock or a combination of cash and stock. For the 2019 Convertible Senior Notes, the Company has elected to settle the principal amount of convertible notes converted with cash and any conversion value in excess of that amount in shares of the Company's common stock. Therefore, the dilutive effect of the convertible senior notes is limited to the conversion premium.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	—	—	43,513
Stock appreciation rights	—	622,633	2,422,716
2019 Convertible Senior Notes	—	5,567,112	7,895,675
2036 Convertible Senior Notes	—	14,106,725	8,209,651
Total	—	20,296,470	18,571,555

The following table presents the calculation of diluted net income (loss) from continuing operations per share:

	2018	2017	2016
Net income (loss) from continuing operations attributable to the Company's common stockholders - Basic	$295,804	$(66,279)	$62,204
Plus (less): effect of participating securities	7,824	—	1,251
Net income (loss) attributable to common stockholders	303,628	(66,279)	63,455
Less: effect of participating securities	(7,824)	—	(1,251)
Net income (loss) from continuing operations attributable to the Company's common stockholders - Diluted	$295,804	$(66,279)	$62,204
Shares:
Weighted-average shares used to compute basic net income (loss) from continuing operations per share	37,687,552	38,731,015	40,897,549
Adjustment to reflect conversion of convertible notes	5,416,043	—	—
Adjustment to reflect stock appreciation right conversions	550,125	—	5,311
Weighted-average shares used to compute diluted net income (loss) from continuing operations per share	43,653,720	38,731,015	40,902,860
Net income (loss) from continuing operations per share attributable to common stockholders - Diluted
Diluted	$6.78	$(1.71)	$1.52

The basic net loss per share equals the diluted net loss per share from discontinued operations and was $0.30, $0.33 and $0.47 for the year ended December 31, 2018, 2017 and 2016, respectively.
NOTE 19—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's Life Sciences business, which primarily represented the Renewable Chemicals reportable segment, the Company's Board of Directors authorized it to pursue a plan to sell REG Life Sciences. This has no impact on the Company's segment reporting other than that at December 31, 2018, the Company's reportable segments include Biomass-based diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The Corporate and Other segment includes trading activities related to petroleum-based heating oil and diesel fuel, the operations of a fermentation facility located in Okeechobee, Florida as well as corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy and other administrative costs, including management service expenses. Corporate and other also includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting. In addition, Corporate and Other includes cash and other assets not associated with the reportable segments, including investments. Intersegment revenues are reported by the Services and Corporate and Other segments.

The following table represents the significant items by reportable segment:

	2018	2017	2016
Net sales from continuing operations:
Biomass-based Diesel (includes REG Germany's net sales of $172,866, $171,175, and $171,358, respectively)	$2,157,897	$2,039,982	$1,952,361
Services	93,347	103,215	87,014
Corporate and other	249,152	213,500	106,637
Intersegment revenues	(117,409)	(202,042)	(106,780)
	$2,382,987	$2,154,655	$2,039,232
Income (loss) from continuing operations before income taxes
Biomass-based diesel (includes REG Germany's income (loss) of ($7,110), ($7,544), and $5,007, respectively)	$314,727	$(63,925)	$64,814
Services	4,863	2,899	2,970
Corporate and other	(10,091)	(35,743)	325
	$309,499	$(96,769)	$68,109
Depreciation and amortization expense, net:
Biomass-based diesel (includes REG Germany's amounts of $2,378, $2,990, and $2,849, respectively)	$32,558	$31,011	$29,018
Services	1,658	1,092	613
Corporate and other	3,026	3,265	2,607
	$37,242	$35,368	$32,238
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel (includes REG Germany's amounts of $2,611, $3,241, and $1,353, respectively)	$41,906	$60,734	$52,952
Services	4,300	3,826	4,731
Corporate and other	247	2,997	2,701
	$46,453	$67,557	$60,384

	2018	2017
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based diesel (including REG Germany's assets of $52,119 and $55,761)	$914,843	$898,180
Services	63,720	55,581
Corporate and other	379,658	392,007
Intersegment eliminations	(254,375)	(355,923)
Assets held for sale	3,250	15,751
	$1,107,096	$1,005,596

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiaries making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2018	2017	2016
Net sales:
United States	$2,207,286	$1,957,715	$1,867,875
Germany	172,866	171,175	171,357
Other Foreign	2,835	25,765	—
Total Foreign	175,701	196,940	171,357
	$2,382,987	$2,154,655	$2,039,232

	2018	2017
Long-lived assets:
United States	$571,045	$564,992
Germany	18,972	20,689
Other Foreign	706	680
Total Foreign	19,678	21,369
	$590,723	$586,361

NOTE 20—COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company has entered into contracts for supplies of hydrogen, nitrogen and utilities for the REG Geismar production facility. The following table outlines the minimum take or pay requirement related to the purchase of hydrogen, nitrogen, and utilities.

2019	$3,748
2020	3,298
2021	2,976
2022	2,976
2023	2,976
Thereafter	863
Total	$16,837

As of December 31, 2018, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.

NOTE 21—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Revenues from continuing operations	$688,002	$578,900	$596,324	$519,761
Gross profit from continuing operations	249,455	57,514	51,159	61,863
Selling, general, and administrative expenses including research and development expense	32,688	24,539	21,933	27,579
Impairment of property, plant and equipment	—	—	—	879
Income from operations	216,767	32,975	29,226	33,405
Other income (expense), net	(128)	(96)	(2,900)	250
Net income from continuing operations attributable to the Company	217,844	29,042	25,472	31,270
Net income (loss) from discontinued operations attributable to the Company	(3,455)	4,808	(469)	(12,196)
Net income attributable to the Company	214,389	33,850	25,003	19,074
Net income from continuing operations attributable to common stockholders	212,608	28,277	24,799	30,448
Net income (loss) from discontinued operations attributable to common stockholders	(3,455)	4,681	(469)	(12,197)
Net income per share from continuing operations attributable to common stockholders - basic	5.48	0.76	0.67	0.82
Net income per share from continuing operations attributable to common stockholders - diluted	5.38	0.67	0.55	0.66
Net income (loss) per share from discontinued operations attributable to common stockholders - basic	(0.09)	0.13	(0.01)	(0.33)
Net income (loss) per share from discontinued operations attributable to common stockholders - diluted	$(0.09)	$0.11	$(0.01)	$(0.33)

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Revenues from continuing operations	$418,361	$534,602	$625,732	$575,960
Gross profit loss from continuing operations	17,833	31,956	14,681	19,884
Selling, general, and administrative expenses including research and development expense	23,535	23,115	26,829	22,364
Impairment of property, plant and equipment	—	1,341	—	48,532
Net operating income (loss) from continuing operations	(5,702)	7,500	(12,148)	(51,012)
Other income (expense), net	(5,328)	(37,425)	3,618	3,728
Net loss from continuing operations attributable to the Company	(12,106)	(31,884)	(8,413)	(13,876)
Net loss from discontinued operations attributable to the Company	(3,808)	(2,925)	(2,960)	(3,107)
Net loss attributable to the Company	(15,914)	(34,809)	(11,373)	(16,983)
Net loss from continuing operations attributable to common stockholders	(12,106)	(31,884)	(8,413)	(13,876)
Net loss from discontinued operations attributable to common stockholders	(3,808)	(2,925)	(2,960)	(3,107)
Net loss per share from continuing operations attributable to common stockholders - basic	(0.31)	(0.82)	(0.22)	(0.36)
Net loss per share from continuing operations attributable to common stockholders - diluted	(0.31)	(0.82)	(0.22)	(0.36)
Net loss per share from discontinued operations attributable to common stockholders - basic	(0.09)	(0.08)	(0.08)	(0.08)
Net loss per share from discontinued operations attributable to common stockholders - diluted	$(0.09)	$(0.08)	$(0.08)	$(0.08)

The results of operations for the three months ended December 31, 2017 reflect an asset impairment of $44,649 (before tax) related to the Company's New Orleans facility as further described in Note 2 and the impact of the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” as signed into law on December 22, 2017. Refer to Note 13 for more details.

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
Our management, under the supervision of and with the participation of the CEO and CFO performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, December 31, 2018. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2018 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2018 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
On March 1, 2019, the Company filed with the Secretary of State of the State of Delaware two Certificates of Retirement and Cancellation to eliminate all references to Class A Common Stock and Series B Preferred Stock in the Company’s certificate of incorporation. All such authorized shares of Class A Common Stock and Series B Preferred Stock were previously issued but were no longer outstanding and were retired by the board of directors of the Company. Following the filing of such certificates, the Company filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation reflecting the elimination of all references to Class A Common Stock and Series B Preferred Stock. The Company’s Restated Certificate filed as Exhibit Number 3.1 to this Form 10-K.
.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2018, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	2,267,036	[1]	$10.19	[2]	1,872,450
Equity compensation plans not approved by stockholders	—		—		—
Total	2,267,036		$10.19		1,872,450

1
Includes 1,022,274 shares underlying outstanding restricted stock units, 208,085 shares underlying outstanding performance restricted stock units, and 1,036,677 shares underlying outstanding stock appreciation rights.

2	Restricted stock units and performance restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
The remainder of this Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2018 and 2017

(ii)	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016

(iv)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016
(b) Exhibits
The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules
All schedules are omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

ITEM 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the "Company").

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011) (File Number 333-175627).

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

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.4	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 14, 2016).*

Exhibit Number	Description
10.5	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2016).*

10.6	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2017).*

10.7	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 4, 2018).*

10.8	Employment Agreement, effective January 1, 2015, between the Company and Daniel J. Oh (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed December 24, 2014).*

10.9
Employment Agreement, dated as of August 15, 2017, between the Company and Randolph L. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2017).*

10.10	Employment Agreement, dated as of September 29, 2017, between the Company and Brad Albin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.11	Employment Agreement, dated as of September 29, 2017, between the Company and Chad Stone (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.12	Employment Agreement, dated as of June 11, 2018, between the Company and Gary Haer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2018).*

10.13	Employment Agreement, dated as of June 11, 2018, between the Company and Eric Bowen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2018).*

10.14	Employment Agreement, dated as of November 30, 2018, between the Company and Cynthia J. Warner.*

10.15	Restricted Stock Unit Award Agreement, dated as of November 30, 2018, between the Company and Cynthia J. Warner.*

10.16	Form of Indemnification Agreement for Directors and Executive Officers.*

10.17
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011) (File Number 000-54374).

10.18
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.19
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
10.22
Amendment No. 4 to Credit Agreement, dated as of January 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.23
Amendment No. 5 to Credit Agreement, dated as of August 9, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.24
Consent and Amendment No. 6 to Credit Agreement, dated as of December 23, 2013, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.25
Amendment No. 7 to Credit Agreement, dated as of May 19, 2014, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.26
Amendment No. 8 to Credit Agreement, dated as of February 20, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

10.27
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2015).

10.28
Amendment No. 10 to Credit Agreement, dated as of December 8, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2018).

10.29
Joinder and Amendment No. 11 to Credit Agreement, dated as of September 30, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016).

10.30
Amendment No. 12 to Credit Agreement, dated as of December 22, 2017, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 9, 2018).

10.31
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.32
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.33
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.34
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.35
Additional Capped Call Confirmation, dated May 30, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 3, 2014).

21.1	List of Subsidiaries.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Cynthia J. Warner pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2	Certification of Chad Stone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Financial Officer.

+ Confidential treatment requested.
* Management contract or compensatory plan, contract or arrangement.

101.1
The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2018, is formatted in XBRL interactive data files: (i)Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer
Date: March 7, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad Stone and Chad A. Baker, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Cynthia J. Warner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Cynthia J. Warner

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 7, 2019
Chad Stone

/s/ Todd M. Samuels	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2019
Todd M. Samuels

/s/ Jeffrey Stroburg	Director (Chairman)	March 7, 2019
Jeffrey Stroburg

/s/ Randolph L. Howard	Director (Vice Chairman)	March 7, 2019
Randolph L. Howard

/s/ Delbert Christensen	Director	March 7, 2019
Delbert Christensen

/s/ Peter J.M.Harding	Director	March 7, 2019
Peter J. M. Harding

/s/ Debora M. Frodl	Director	March 7, 2019
Debora M. Frodl

/s/ Michael Scharf	Director	March 7, 2019
Michael Scharf

/s/ Christopher Sorrells	Director	March 7, 2019
Christopher Sorrells

/s/ James C. Borel	Director	March 7, 2019
James C. Borel