Form 10-Q
period 2019-03-31
Renewable Energy Group, Inc.
filed 2019-05-03
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	REGI	NASDAQ Global Market
As of April 30, 2019, the registrant had 37,618,998 shares of Common Stock outstanding.

3

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,062	$123,575
Marketable securities	17,482	50,932
Accounts receivable (net of allowance for doubtful accounts of $460 and $673, respectively)	104,989	74,551
Inventories	220,566	168,900
Prepaid expenses and other assets	33,401	41,169
Restricted cash	3,000	3,000
Current assets held for sale	3,250	3,250
Total current assets	505,750	465,377
Property, plant and equipment, net	588,471	590,723
Right of use assets	42,109	—
Goodwill	16,080	16,080
Intangible assets, net	13,312	13,646
Other assets	20,677	21,270
TOTAL ASSETS	$1,186,399	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$102,612	$14,250
Current maturities of long-term debt	150,339	149,006
Current maturities of operating lease obligations	17,606	—
Accounts payable	86,893	95,866
Accrued expenses and other liabilities	26,440	35,256
Deferred revenue	13,315	300
Total current liabilities	397,205	294,678
Unfavorable lease obligation	—	2,259
Deferred income taxes	7,973	8,410
Long-term debt (net of debt issuance costs of $3,217 and $3,390, respectively)	31,505	33,421
Long-term operating lease obligations	34,883	—
Other liabilities	1,592	3,075
Total liabilities	473,158	341,843
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 37,618,131 and 37,318,942 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	452,646	451,427
Retained earnings	377,324	427,244
Accumulated other comprehensive income	(2,018)	(1,656)
Treasury stock (11,673,962 and 11,524,975 shares outstanding, respectively)	(114,716)	(111,767)
Total equity	713,241	765,253
TOTAL LIABILITIES AND EQUITY	$1,186,399	$1,107,096
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2019	March 31, 2018
REVENUES:
Biomass-based diesel sales	$455,206	$274,761
Separated RIN sales	22,463	47,179
Biomass-based diesel government incentives	468	365,285
	478,137	687,225
Other revenue	72	777
	478,209	688,002
COSTS OF GOODS SOLD:
Biomass-based diesel	484,413	405,810
Separated RINs	6,585	32,737
Other costs of goods sold	3	—
	491,001	438,547
GROSS PROFIT (LOSS)	(12,792)	249,455
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,145	31,654
RESEARCH AND DEVELOPMENT EXPENSE	209	1,034
INCOME (LOSS) FROM OPERATIONS	(38,146)	216,767
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(304)	(458)
Loss on debt extinguishment	(2)	(232)
Gain on involuntary conversion	—	4,000
Other income, net	854	1,215
Interest expense	(4,219)	(4,651)
	(3,671)	(126)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(41,817)	216,641
INCOME TAX BENEFIT	430	1,203
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(41,387)	217,844
DISCONTINUED OPERATIONS (NOTE 5):
Loss on operations of discontinued operations	(2,017)	(3,455)
NET LOSS ON DISCONTINUED OPERATIONS	(2,017)	(3,455)
NET INCOME (LOSS) TO THE COMPANY	$(43,404)	$214,389

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	—	5,236
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(41,387)	$212,608
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(2,017)	$(3,455)
Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$(1.11)	$5.48
Discontinued operations	$(0.05)	$(0.09)
Net income (loss) per share	$(1.16)	$5.39
Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$(1.11)	$5.38
Discontinued operations	$(0.05)	$(0.09)
Net income (loss) per share	$(1.16)	$5.30
Weighted-average shares used to compute basic net loss per share attributable to common stockholders:
Basic	37,353,352	38,819,443
Weighted-average shares used to compute diluted net loss per share attributable to common stockholders:
Continuing operations	37,353,352	39,484,087
Discontinued operations	37,353,352	38,819,443
Net income (loss)	37,353,352	39,484,087
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Net income (loss)	$(43,404)	$214,389
Unrealized gains (losses) on marketable securities, net of taxes of $0 and $0, respectively	(1)	—
Foreign currency translation adjustments	(361)	719
Other comprehensive income (loss)	(362)	719
Comprehensive income (loss) attributable to the Company	$(43,766)	$215,108
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$567,582
Conversion of restricted stock units to common stock (net of 51,995 shares of treasury stock purchased)	127,470	—	—	—	—	(621)	(621)
Settlement of stock appreciation rights in common stock (net of 14,558 shares of treasury stock purchased)	33,463	—	—	—	—	(172)	(172)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	85
Convertible debt extinguishment impact (net of tax impact of $68)	—	—	(440)	—	—	—	(440)
Treasury stock purchases	(641,601)	—	—	—	—	(7,828)	(7,828)
Stock compensation expense	—	—	1,794	—	—	—	1,794
Other comprehensive income	—	—	—	—	719	—	719
Net income	—	—	—	214,389	—	—	214,389
BALANCE, March 31, 2018	38,342,069	$5	$517,058	$349,317	$997	$(91,869)	$775,508
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,404)	$214,389
Net loss from discontinuing operations	(2,017)	(3,455)
Net income (loss) from continuing operations	(41,387)	217,844
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	9,099	8,739
Amortization expense of assets and liabilities, net	4,441	368
Gain on involuntary conversion	—	(4,000)
Accretion of convertible note discount	1,095	1,357
Amortization of marketable securities	(129)	—
Change in fair value of contingent consideration	304	458
Gain on sale of assets	—	(990)
Loss on debt extinguishment	2	232
Provision (benefit) for doubtful accounts	(300)	314
Stock compensation expense	1,353	1,794
Deferred tax expense	(432)	(1,487)
Other operating activities	77	10
Changes in assets and liabilities:
Accounts receivable, net	(30,516)	(375,715)
Inventories	(52,009)	(35,891)
Prepaid expenses and other assets	9,342	26,582
Accounts payable	(8,618)	152,833
Accrued expenses and other liabilities	(5,352)	(16,046)
Operating lease obligations	(3,141)	—
Deferred revenue	13,016	(479)
Net cash flows used in operating activities - continuing operations	(103,155)	(24,077)
Net cash flows used in operating activities - discontinuing operations	(2,770)	(4,571)
Cash used in operating activities	(105,925)	(28,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(3,478)	—
Cash received from maturities of marketable securities	37,084	—
Cash receipts for involuntary conversion	—	4,000
Cash paid for purchase of property, plant and equipment	(8,235)	(16,487)
Cash receipts for sale of assets	—	1,630
Cash paid for investments	(57)	—
Net cash flows provided by (used in) investing activities - continuing operations	25,314	(10,857)
Net cash flows used in investing activities - discontinuing operations	—	(336)
Cash provided by (used in) investing activities	25,314	(11,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	84,754	40,514
Borrowings on other lines of credit	15,649	12,358
Repayments on other lines of credit	(11,908)	(12,992)
Cash received from notes payable	—	10,890
Cash paid on notes payable	(2,004)	(8,018)
Cash paid for debt issuance costs	(45)	(78)
Cash paid for treasury stock	—	(7,828)
Cash paid for contingent consideration settlement	(3,316)	(2,813)
Cash received on partial termination of capped call options	—	85
Cash paid for conversion of restricted stock units and stock appreciation rights	(2,931)	(793)
Net cash flows provided by financing activities - continuing operations	80,199	31,325
Net cash flows used in financing activities - discontinuing operations	—	—
Cash provided by financing activities	80,199	31,325
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(412)	(8,516)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	126,575	77,627
Effect of exchange rate changes on cash	(101)	179
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$126,062	$69,290
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$204	$—
Cash paid for interest	$849	$1,154
Leased assets obtained in exchange for new operating lease liabilities	$1,562	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$2,165	$7,123
Debt issuance cost	$—	$52

(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The three Months Ended March 31, 2019 and 2018
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 7, 2019. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of March 31, 2019, the Company owns and operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on February 9, 2018, for the fiscal year 2017, but has not been reinstated for 2018 or 2019 as of the date of this report. The expiration or modification of any one or more of those incentives, could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Restricted Cash
The Company segregates certain cash balances as restricted cash that represent those funds required to be set aside by a contractual agreement. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
As of March 31, 2019 and 2018, current restricted cash amounted to $3,000 and $0, respectively, which was held as pledges for letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in regards to the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$123,062	$69,290
Restricted cash	3,000	—
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$126,062	$69,290

Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of March 31, 2019. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At March 31, 2019 and December 31, 2018, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 8 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three months ended March 31, 2019 and 2018, the Company made no repurchases of the 2036 Convertible Senior Notes.
In June 2014, the Company issued $143,800 aggregate principal amount of 2.75% convertible senior notes due in 2019 (the "2019 Convertible Senior Notes"). During the three months ended March 31, 2018, the Company used $6,689 under the 2017 Program (defined below in "Security Repurchase Programs") to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes. During the three months ended March 31, 2019, the Company made no repurchases of the 2019 Convertible Senior Notes. See "Security Repurchase Programs" below.

Capped Call Transaction
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions. The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Senior Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Senior Notes. The impact of these transactions, net of tax, was reflected as an addition/reduction to Additional Paid-in Capital as presented in the Condensed Consolidated Statements of Stockholders' Equity.
Security Repurchase Programs
In December 2017, June 2018 and January 2019, the Company's Board of Directors approved a repurchase program, each of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program","2018 Program", and "2019 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. During the three months ended March 31, 2018, the Company repurchased 641,601 shares of Common Stock for $7,828 under the 2017 Program. In that same period, the Company used approximately $6,689 under the 2017 Program to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes. There were no share or note repurchases made under the 2017, 2018 or 2019 Programs during the quarter ended March 31, 2019.
Revenue Recognition
The Company generally has a single performance obligation in its arrangements with customers. The Company believes for most of its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company generally expenses sales commissions when incurred because the amortization period would have been less than one year. The Company records these costs within selling, general and administrative expenses.
The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	sales of biodiesel and renewable diesel produced at our facilities and acquired from third parties, including RINs and LCFS credits;

•	resale of petroleum acquired from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities;

•	sales of raw materials, glycerin, and other co-products of the biomass-based diesel production process;

•	other revenue, including biomass-based diesel facility management and operational services; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended March 31, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$399,632	$—	$—	$(85,520)	$314,112
Petroleum diesel sales	—	—	83,903	—	83,903
Other biomass-based diesel revenue	57,191	—	—	—	57,191
Separated RIN sales	22,463	—	—	—	22,463
Other revenues	—	19,583	—	(19,511)	72
Total revenues from contracts with customers	$479,286	$19,583	$83,903	$(105,031)	$477,741
Biomass-based diesel government incentives	468	—	—	—	468
Total revenues	$479,754	$19,583	$83,903	$(105,031)	$478,209

Three months ended March 31, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$166,191	$—	$3,579	$(17,683)	$152,087
Petroleum diesel sales	—	—	70,964	—	70,964
Other biomass-based diesel revenue	51,710	—	—	—	51,710
Separated RIN sales	47,179	—	—	—	47,179
Other revenues	—	35,215	—	(34,438)	777
Total revenues from contracts with customers	$265,080	$35,215	$74,543	$(52,121)	$322,717
Biomass-based diesel government incentives	365,285	—	—	—	365,285
Total revenues	$630,365	$35,215	$74,543	$(52,121)	$688,002

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Accounts receivable	$104,989	$74,551
Short-term contract liabilities (deferred revenue)	$(13,315)	$(300)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three months ended March 31, 2019 and 2018 are as follows:

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	March 31, 2019
Deferred revenue	$300	$28,658	$15,643	$—	$13,315

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	March 31, 2018
Deferred revenue	$2,218	$10,507	$10,985	$—	$1,740
Payables to customers related to BTC	—	—	(144,944)	5,832	150,776
	$2,218	$10,507	$(133,959)	$5,832	$152,516
Discontinued Operations

Loss from discontinued operations mainly relates to the research and development activities of REG Life Sciences, the Company's industrial biotechnology business, which has been classified as assets held for sale following our decision to pursue a sale of this business in the fourth quarter of 2018. See "Note 5 - Discontinued Operations" for further details.
New Accounting Standards
On February 25, 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Topic 842, Leases, which introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model.
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
The Company adopted all of the ASU's related to ASC 842 effective January 1, 2019. The Company applied a modified retrospective transition approach. The Company did not elect the practical expedient (1) to reassess the lease classification for any expired or existing leases; (2) to reassess whether any expired or existing contracts are or contain leases and (3) to reassess initial direct costs. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases and to assess the impairment of its right-of-use assets. While lease classification remained unchanged, hindsight resulted in generally shorter accounting lease terms and useful lives of the corresponding right of use assets. The hindsight analysis also resulted in an approximate negative impact on beginning retained earnings of $7,000, related to the impairment of a right-of-use asset at the Company's New Orleans facility. The Company elected the transitional practical expedient for existing or expired land easements, allowing the Company to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842. The Company also elected the practical expedient to adjust the carrying amount of the right-of-use assets for the unfavorable lease liability previously recognized on the balance sheet. Additionally, the Company made an accounting policy election that keeps leases with an initial term of 12 months or less off of the balance sheet and resulted in recognizing those lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Refer to "Note 9 - Leases" for further detail.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company believes that the ASU 2017-12 will allow more of its derivative contracts to qualify for hedge accounting elections. The Company adopted ASU 2017-12 effective January 1, 2019, and changes in fair value of derivatives continue to be recognized in current period earnings for the three months ended March 31, 2019.
On November 7, 2018, the FASB issued ASU 2018-16, which permits entities to use the Overnight Index Swap ("OIS") Rate based on Secured Overnight Financing Rate ("SOFR") as an eligible benchmark interest rate during the early stages of the transition from LIBOR to SOFR. For public business entities, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company's adoption of ASU 2018-16 did not have a material impact on its consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board's guidance on the impairment of financial instruments. The ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance, but does not expect it to have any material impact on its consolidated financial statements.
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
NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	March 31, 2019
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$8,485	$—	$(1)	$8,484
Corporate bonds	Within one year	8,998	—	—	8,998
Total		$17,483	$—	$(1)	$17,482

	December 31, 2018
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$22,886	$—	$(14)	$22,872
Corporate bonds	Within one year	28,074	—	(14)	28,060
Total		$50,960	$—	$(28)	$50,932

NOTE 4 — INVENTORIES
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$62,319	$40,348
Work in process	3,967	3,840
Finished goods	154,280	124,712
Total	$220,566	$168,900
NOTE 5 — DISCONTINUED OPERATIONS
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's development-stage industrial biotechnology business, REG Life Sciences, the Company's Board of Directors authorized it to pursue a plan to sell the REG Life Sciences core assets and business. The Company recorded an impairment loss, net of tax, of $11,226 on classifying the REG Life Sciences assets as held for sale reflecting the fair value of the estimated proceeds from the sale, net of costs to sell for the year ended December 31, 2018. This valuation technique is considered as Level 3 pricing category.
REG Life Sciences' results for all periods and for the three months ended March 31, 2019 are classified as discontinued operations. There was no income tax impact from discontinued operations for all periods.

Loss on Discontinued Operations:

	For the three months ended March 31,
	2019	2018
Other revenues	$1,786	$1,250
Other costs of goods sold	(2,200)	(1,138)
Research and development expense	(1,598)	(5,564)
Other income (expense), net	(5)	1,997
Pre-tax loss from discontinued operations	(2,017)	(3,455)
Income tax expense	—	—
Loss on discontinued operations	$(2,017)	$(3,455)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities Included in Assets and Liabilities Held for Sale:

	March 31, 2019	December 31, 2018
Machinery and equipment, net	$824	$824
In-process research and development	13,652	13,652
Impairment recognized on assets classified as held for sale	(11,226)	(11,226)
Total assets classified as held for sale	$3,250	$3,250

NOTE 6 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2019	December 31, 2018
Commodity derivatives and related collateral, net	$7,367	$13,799
Prepaid expenses	15,264	17,187
Deposits	1,963	2,123
RIN inventory	3,061	2,000
Taxes receivable	2,365	2,991
Other	3,381	3,069
Total	$33,401	$41,169
RIN inventory values were adjusted in the amounts of $0 and $630 at March 31, 2019 and December 31, 2018, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	March 31, 2019	December 31, 2018
Investments	$13,199	$13,053
Spare parts inventory	2,680	2,680
Catalysts	1,810	1,989
Deposits	381	381
Other	2,607	3,167
Total	$20,677	$21,270

NOTE 7— INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,986)	$3,244
Renewable diesel technology	8,300	(2,674)	5,626
Ground lease	200	(160)	40
Acquired customer relationships	4,747	(1,049)	3,698
Trademarks	704	—	704
Total intangible assets	$20,181	$(6,869)	$13,312

	December 31, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,866)	$3,364
Renewable diesel technology	8,300	(2,536)	5,764
Ground lease	200	(157)	43
Acquired customer relationships	4,747	(976)	3,771
Trademarks	704	—	704
Total intangible assets	$20,181	$(6,535)	$13,646
The Company recorded intangible amortization expense of $334 and $324 for the three months ended March 31, 2019, and 2018, respectively.
The estimated intangible asset amortization expense for the remainder of 2019 through 2024 and thereafter is as follows:

April 1, 2019 through December 31, 2019	$1,451
2020	1,672
2021	1,678
2022	1,671
2023	1,678
2024	1,685
2025 and thereafter	3,477
Total	$13,312

NOTE 8 — DEBT
The following table shows the Company’s term debt:

	March 31, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$75,940	$75,477
2.75% Convertible Senior Notes, $67,380 face amount, due in June 2019	66,849	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	8,548	8,964
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	18,035	18,948
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,521	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,121	7,185
Other	47	54
Total term debt before debt issuance costs	185,061	185,817
Less: Current portion of long-term debt	150,339	149,006
Less: Debt issuance costs (net of accumulated amortization of $4,047 and $3,813, respectively)	3,217	3,390
Total long-term debt	$31,505	$33,421

2019 Convertible Senior Notes
In June 2014, the Company issued $143,800 in convertible senior notes (the "2019 Convertible Senior Notes") with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Senior Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014. The initial conversion rate is 75.3963 shares of Common Stock per $1,000 principal amount of 2019 Convertible Senior Notes, which represents an initial conversion price of approximately $13.26 per share.

During 2018, the Company bought back $6,311 of principal of the 2019 Convertible Senior Notes. Such notes can be converted at any time on or after December 15, 2018 until such notes mature on June 15, 2019. In accordance with the indenture governing the 2019 Convertible Senior Notes, we have elected to settle all conversions of each $1,000 principal amount of such notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of the Company's common stock.

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of March 31, 2019 and December 31, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.
Lines of Credit
The following table shows the Company's lines of credit:

	March 31, 2019	December 31, 2018
Amount outstanding under lines of credit	$102,612	$14,250
Maximum available to be borrowed under lines of credit	$58,348	$114,889
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
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the total $150,000 of current revolving loan commitments, or $15,000 currently. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC, and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.
REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At March 31, 2019, the nominal interest rates ranged from 1.50% to 4.39% per annum.
NOTE 9 — LEASES
The Company leases land, property and equipment under certain operating leases. The Company's leases consist primarily of access to distribution terminals, biomass-based diesel and feedstock storage tanks, railcars and vehicles. The Company determines at the inception of a lease whether an arrangement that provides the Company control over the use of an asset is a lease. The Company recognizes at lease commencement a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the lease term. As discussed in Note 2, the Company has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. At the end of the lease term the Company, generally, has the option to (a) return the leased equipment to the lessor, (b) purchase the property at its then fair value or (c)

renew its lease at the fair rental value on a year-to-year basis or for an agreed upon term. When it is reasonably certain that the Company will exercise the option, the impact of the option is included in the lease term for purposes of determining total future lease payments. As most of its lease agreements do not explicitly state the discount rate implicit in the lease, the Company uses its incremental borrowing rate on the commencement date to calculate the present value of future payments.
The Company's leases commonly include payments that are based on the Consumer Price Index ("CPI") or other similar indices. If the indices are known at inception of the leases, they are included in the calculation of the ROU asset and lease liability. Other variable lease payments, such as usage-based amounts or when the indices are not known at inception, are excluded from the ROU asset and lease liability, and are expensed as incurred.
In addition to the base rent, office equipment leases typically contain provisions for maintenance services, which are considered non-lease components for accounting purposes. For these leases, nonlease components are excluded from our ROU assets and lease liabilities and expensed as incurred. For all other types of leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability.
The following table summarizes information about the Company's lease expense for the three months ended March 31, 2019:

2019
Lease expense:
Operating lease expense	$5,473
Variable lease expenses	1,764
Short-term and other lease expenses	426
Total lease expense	$7,663
The weighted-average remaining lease term for the Company's operating leases is 5.81 years at March 31, 2019. The weighted-average discount rate for the Company's operating leases is 4.85% as of March 31, 2019.
For each of the next five calendar years and thereafter, future minimum lease payments and scheduled maturities under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Total payments	Less: Discount	Operating lease obligation
April 1, 2019 through December 31, 2019	$14,830	$1,667	$13,163
2020	15,107	1,565	13,542
2021	11,362	1,003	10,359
2022	3,525	675	2,850
2023	2,759	552	2,207
2024	1,713	472	1,241
2025 and thereafter	11,510	2,383	9,127
Total	$60,806	$8,317	$52,489

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents the Company's future minimum lease payments for operating leases under ASC Topic 840 at December 31, 2018:

Total Payments
2019	$20,326
2020	14,063
2021	10,643
2022	3,162
2023	2,406
Thereafter	13,736
Total minimum payments	$64,336

NOTE 10 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 92 million gallons, 76 million pounds and 2 million million British thermal units, respectively.
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

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$3,899	$1,019	$11,843	$1,799
Cash collateral	4,487	—	3,755	—
Total gross amount recognized	8,386	1,019	15,598	1,799
Gross amounts offset	(1,019)	(1,019)	(1,799)	(1,799)
Net amount reported in the condensed consolidated balance sheets	$7,367	$—	$13,799	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(22,739)	$(2,438)

NOTE 11 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2019
	Total	Level 1	Level 2	Level 3
Commercial paper	$8,484	$—	$8,484	$—
Corporate bonds	$8,998	—	8,998	—
Commodity contract derivatives	$2,880	508	2,372	—
Contingent considerations for acquisitions	$(6,849)	—	—	(6,849)
	$13,513	$508	$19,854	$(6,849)

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$22,872	$—	$22,872	$—
Corporate bonds	$28,060	—	28,060	—
Commodity contract derivatives	$10,044	499	9,545	—
Contingent considerations for acquisitions	$(9,861)	—	—	(9,861)
	$51,115	$499	$60,477	$(9,861)
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2019	2018
Balance at beginning of period, January 1	$9,861	$20,485
Change in estimates included in earnings	304	459
Settlements	(3,316)	(2,813)
Balance at end of period, March 31	$6,849	$18,131
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2019		As of December 31, 2018
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(287,673)	$(450,946)	$(200,067)	$(410,564)
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
NOTE 12 — NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock appreciation rights	1,012,097	1,006,849
2019 Convertible Senior Notes	2,624,215	5,377,690
2036 Convertible Senior Notes	3,737,641	13,545,060
Total	7,373,953	19,929,599

The following table presents the calculation of diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss) from continuing operations attributable to the Company’s common stockholders - Basic	$(41,387)	$212,608
Plus (less): effect of participating securities	—	5,236
Net income (loss) attributable to common stockholders	(41,387)	217,844
Less: effect of participating securities	—	(5,236)
Net income (loss) from continuing operations attributable to the Company's common stockholders - Diluted	$(41,387)	$212,608

Net loss from discontinued operations attributable to the Company's common stockholders - Basic and Diluted	$(2,017)	$(3,455)

Net income (loss) attributable to the Company's common stockholders - Basic	$(43,404)	$209,238
Plus (less): effect of participating securities	—	5,151
Net income (loss) attributable to common stockholders	(43,404)	214,389
Less: effect of participating securities	—	(5,151)
Net income (loss) attributable to the Company's common stockholders - Diluted	$(43,404)	$209,238

Shares:
Weighted-average shares used to compute basic net income (loss) per share	37,353,352	38,819,443
Adjustment to reflect conversion of convertible notes	—	561,665
Adjustment to reflect stock appreciation right conversions	—	102,979
Weighted-average shares used to compute diluted net income (loss) per share	37,353,352	39,484,087

Net income (loss) per share attributable to common stockholders - Diluted
Continuing operations	$(1.11)	$5.38
Discontinued operations	$(0.05)	$(0.09)
Diluted net income (loss)	$(1.16)	$5.30

NOTE 13 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's Life Sciences business, which primarily represented the Renewable Chemicals reportable segment, the Company's Board of Directors authorized it to pursue a plan to sell REG Life Sciences. As a result of this authorization, the Company's reportable segments at March 31, 2019 and for the year ended December 31, 2018 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net sales from continuing operations:
Biomass-based Diesel	$479,754	$630,365
Services	19,583	35,215
Corporate and Other	83,903	74,543
Intersegment revenues	(105,031)	(52,121)
	$478,209	$688,002
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$(40,278)	$215,529
Services	(869)	5,024
Corporate and Other	(670)	(3,914)
	$(41,817)	$216,639
Depreciation and amortization expense, net:
Biomass-based Diesel	$12,024	$8,037
Services	630	329
Corporate and Other	886	741
	$13,540	$9,107
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$7,688	$15,603
Services	547	851
Corporate and Other	—	33
	$8,235	$16,487

	March 31, 2019	December 31, 2018
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$1,026,539	$914,843
Services	55,926	63,720
Corporate and Other	407,564	379,658
Intersegment eliminations	(306,880)	(254,375)
Assets held for sale	3,250	3,250
	$1,186,399	$1,107,096

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net revenues:
United States	$438,605	$639,674
Germany	39,468	46,356
Other Foreign	136	1,972
Non-United States	39,604	48,328
	$478,209	$688,002

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$569,474	$571,045
Germany	18,331	18,972
Other Foreign	666	706
	$588,471	$590,723
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
These forward-looking statements include, but are not limited to statements about planned capital expenditures; existing or proposed legislation affecting the biomass-based diesel industry, including governmental incentives and tax credits; the possible joint development of a renewable diesel plant with Phillips 66; our utilization of forward contracting and hedging strategies to minimize feedstock and other input price risk; our ability to renew existing and expired contracts at similar or more favorable terms; expected technological advances in biomass-based diesel production methods; the potential sale of our life sciences business; statements about using acquired land to improve existing production capacity and future expansion opportunities at our Geismar facility; the market for biomass-based diesel, including the factors that affect such market and our operating results and seasonal fluctuations in demand, and potential biomass-based diesel consumers; our ability to further develop our financial, managerial and other internal controls and reporting systems to accommodate future growth; the potential impact following the establishment of applicable accounting standards; the impact of recent U.S. tax legislation on our financial condition and results of operations; expectations regarding the realization of deferred tax assets and the establishment and maintenance of tax reserves and anticipated trends; expectations regarding our expenses and sales; anticipated general market conditions; anticipated cash needs and estimates regarding capital requirements and needs for additional financing; and challenges in our business and the biomass-based diesel market.
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A Part II in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
Overview
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the growing market for cleaner transportation fuels. In 2018, we launched REG Ultra CleanTM Diesel, which is among the lowest emission diesel fuels on the market today.
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
We also sell petroleum-based diesel fuel and heating oil, which enables us to offer a variety of fuel products to a broader customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S., as well as BioHeat® blended heating fuel at one of these terminal locations. In 2018, we expanded our sales of biofuel blends to Midwest and West Coast terminal locations and look to potentially expand in other areas across North America and internationally.
Since October 2018, we have been collaborating with Phillip 66 on the possible construction of a large-scale renewable diesel plant in Washington state. The plant would utilize our propriety BioSynfining® technology for the production of renewable diesel. We have not reached a definitive agreement with Phillips 66 with respect to this potential joint development project and there is no assurance that an agreement will be reached.
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of our development-stage industrial biotechnology business, our Board of Directors authorized us to pursue a plan to sell the core assets of REG Life Sciences, which comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment has been valued at the estimated proceeds from the sale less costs to sell, and the operations of the Renewable Chemicals segment have been classified as discontinued operations.

During the three months ended March 31, 2019, we sold 162 million total gallons of fuel, including 17 million gallons of biomass-based diesel that we purchased from third parties and resold, 11 million biomass-based diesel gallons produced by our facilities in Germany and 44 million petroleum-based diesel gallons. During 2018, we sold 649 million gallons of fuel, which included 45 million biomass-based gallons we purchased from third parties, 45 million biomass-based diesel gallons produced by our facilities in Germany and 119 million petroleum-based diesel gallons.
Our businesses are organized into two reportable segments – the Biomass-based Diesel segment and the Services segment.
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

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the three months ended March 31, 2019 and for 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. For the three months ended March 31, 2019 and 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 18% and 10% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs significantly decreased in value during the first quarter of 2019, which we believe has been influenced by spreads and record levels of Small Refiner Exemptions from RIN compliance requirements for 2016 and 2017.

The table below summarizes our RINs balances available to be sold and the median closing price per RIN at March 31, 2019 and December 31, 2018 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Biomass-based diesel RINs	16,570,967	12,561,167	$0.38	$0.55
Advanced biofuels RINs	6,087,245	3,907,803	$0.33	$0.51
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. LCFS prices increased in the first quarter of 2019, which we believe was largely attributable to growing demand for LCFS credits.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at March 31, 2019 and December 31, 2018 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
California LCFS	12,000	29,800	$191.00	$195.00
Oregon LCFS	19,000	25,900	$155.00	$137.50
When California extended its LCFS program in 2018, it revised the process for generating credits under the LCFS program to improve reporting and reduce the number of entities required to undergo an audit under the new verification program.  This revised process effectively pushed LCFS credit generation from three month deferral to four month deferral.  The law took effect at the beginning of 2019 and we believe this will have a negative impact on our second quarter profitability because LCFS credits earned in the first quarter of 2019 will not be received and available for sale until the third quarter of 2019.
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
*Ethanol equivalent gallons
**To be established by EPA in a rule making later in 2019
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. For example, the BTC lapsed on January 1, 2014, was retroactively reinstated for 2014 on December 19, 2014 and then lapsed again on January 1, 2015. On December 18, 2015, the BTC was reinstated for 2015 and extended for 2016. The BTC again lapsed on January 1, 2017 and was reinstated on a retroactive basis for 2017 on February 9, 2018. It has not been retroactively reinstated for 2018 and is not currently in effect for 2019.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $205 million net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. It is uncertain whether the BTC will be reinstated for 2018 or later years and if reinstated, whether it would be reinstated retroactively or on the same terms. The modification or failure to reinstate the BTC could have a material adverse effect on our financial results. As of March 31, 2019 and 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, our Adjusted EBITDA for business conducted in the periods would increase by approximately $55 million and $43 million for the quarters ending March 31, 2019 and March 31, 2018, respectively.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2017, 2018 and the first three months of 2019 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.

At the beginning of 2019, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.86 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel dropped to $0.57 per gallon at the end of March 2019. It reached a high of $0.87 per gallon of biodiesel in January 2019 and a low of $0.53 per gallon in March 2019. The RIN market was largely operating as expected as lower feedstock prices increased the spread between feedstocks and fuels and RINs came down in value. We believe that the decrease in RIN value during the first quarter of 2019 and during 2018 was also heavily influenced by record levels of Small Refiner Exemptions from RIN compliance requirements for 2016 and 2017. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2018, feedstock expense accounted for 78% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
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
During 2018, 77% of the feedstocks used in our operations comprised inedible corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2017 to March 31, 2019. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)	Inedible corn oil ("ICO") prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease ("CWG") prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2017 to March 2019.

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

During the first three months of 2019, NY Harbor ULSD prices ranged from a low of $1.70 per gallon in January to a high of $2.04 per gallon in February with the average price for the first quarter of $1.94 per gallon, down $0.13 from the fourth quarter of 2018 average of $2.07 per gallon. Energy prices sharply increased in early January, stabilized through mid-February and increased again in late February before settling into a trading range for the remainder of the quarter. The primary drivers of the increase in energy prices were high compliance rates for OPEC production cuts along with optimism over trade talks between the United States and China. U.S. biodiesel prices traded in a narrow range during the first quarter with Jacobsen Upper Midwest B100 prices reaching a high of $2.89 in February after reaching a low of $2.74 in January.
Soybean oil prices ranged from a high of $0.31 per pound in February 2019 to a low of $0.28 per pound in January 2019 with an average price for the quarter of $0.29 per pound. Soybean oil prices remained within a relatively narrow range due to high soybean crush rates and limited export demand from China. Strong consumer demand for meats, unusually high export demand for hogs from China due to African swine flu, and increasing industry capacity has continued to lead to expansions in the U.S. hog and cattle markets.  Both hog and cattle slaughter numbers in the U.S. in the first three months of 2019 were higher year over year.

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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2018 and the first three months of 2019. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling biomass-based diesel prices is limited. We have entered into forward contracts to supply biomass-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established derivative market for biomass-based diesel in the United States. Our efforts to hedge against falling biomass-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and New York Mercantile Exchange NY Harbor ULSD. However, price movements on these products are not highly correlated to price movements of all of the contract components in aggregate of biomass-based diesel.
We generate 1.5 to 1.7 biomass-based diesel RINs for each gallon of biomass-based diesel we produce and sell. We also obtain RINs from third-party transactions which we hold for resale. There is no established futures market for biomass-based diesel RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs, and we use risk management position limits to manage RIN exposure, however, pricing under those forward contracts generally has been indexed to prevailing market prices as fixed price contracts for long periods have generally not been available.
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
We recorded risk management losses of $22.7 million from our derivative financial instrument activity for the three months ended March 31, 2019, compared to losses of $2.4 million for the three months ended March 31, 2018. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of renewable diesel
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. We believe that the record levels of Small Refiner Exemptions ("SREs") from RIN compliance requirements for 2016 and 2017 have also significantly impacted RIN prices. See chart below for comparison between actual RIN generation and RVO level for Advanced Biofuel as set by the EPA and the impact of the SREs.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	**
YTD Q1-2019	0.99 billion RINs	4.92 billion RINs*	**
*Ethanol equivalent gallons
**Information not yet available
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2017, 100 million gallons lower than 2016. The amount of biomass-based diesel produced and/or imported into the U.S in 2018 was 2.50 billion gallons. In the first three months of 2019, according to EMTS data, 0.57 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.51 billion gallons over the same period in 2018.
The amount of imported biodiesel gallons qualifying under RFS2 decreased from 662.1 million gallons in 2017 to approximately 371.6 million gallons in 2018, according to the Energy Information Administration ("EIA"). Imported gallons will likely make up less of a percentage of the RVO in 2019 as a result of the anti-dumping and countervailing duty trade case.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K.
Results of Operations
Three months ended March 31, 2019 and 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Gallons sold	162.5	135.3
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.18 for the three months ended March 31, 2018)	$2.65	$5.29

Revenues from continuing operations	$478,209	$688,002
Cost of goods sold from continuing operations	491,001	438,547
Gross profit (loss) from continuing operations	(12,792)	249,455
Selling, general and administrative expenses	25,145	31,654
Research and development expense	209	1,034
Income (loss) from operations	(38,146)	216,767
Other expenses, net	(3,671)	(126)
Income tax benefit (expense)	430	1,203
Net income (loss) from continuing operations attributable to the Company	(41,387)	217,844

Net loss from discontinued operations attributable to the Company	(2,017)	(3,455)
Net income (loss) to the Company	$(43,404)	$214,389

Effect of participating share-based awards on continuing operations	—	5,236
Net income (loss) from continuing operations attributable to the Company's common stockholders	$(41,387)	$212,608
Net loss from discontinued operations attributable to the Company's common stockholders	$(2,017)	$(3,455)
Continuing Operations:
Revenues. In the three months ended March 31, 2018, we recognized government incentives revenue of approximately $365 million due to the retroactive reinstatement of the 2017 BTC, resulting in a net increase of $220.2 million in biomass-based diesel revenues. The BTC has not been reinstated for 2018 or 2019, and accordingly we did not recognize any BTC revenue in the three months ended March 31, 2019. Primarily as a result of the absence of BTC revenues in the 2019 period, our revenues decreased by $209.8 million, or 30%, for the three months ended March 31, 2019, as compared to March 31, 2018. The decrease in total revenues was also attributable to a reduction in revenues from separated RIN sales and a drop in the average biomass-based diesel selling price, which was partially offset by a 20% increase in gallons sold in the first quarter of 2019.
Gallons sold in the first quarter of 2019 increased by 27.2 million gallons, or 20%. The increase in gallons sold for the three months ended March 31, 2019 accounted for a revenue increase of $72.1 million using the 2019 average sales price, after adjusting for the impact of the 2017 BTC. Our average biomass-based diesel sales price per gallon decreased $2.64, or 50%, for the three months ended March 31, 2019. The average biomass-based diesel sales price per gallon after adjustment for the 2017 BTC decreased $0.53, or 17%, for the three months ended March 31, 2019. The decrease in adjusted average sales price contributed to a $71.7 million decrease in revenues for the three months ended March 31, 2019, when applied to the number of gallons sold in 2018. Sales of separated RIN inventory were $22.5 million for the three months ended March 31, 2019, as compared to $47.2 million for the three months ended March 31, 2018. The decrease in average selling price per gallon was primarily due to D4 RIN prices in the first quarter of 2019 that were $0.28 per RIN lower on average compared to the first quarter of 2018, according to OPIS.
Costs of goods sold. Our costs of goods sold increased $52.5 million, or 12%, for the three months ended March 31, 2019. Costs of goods sold as a percentage of revenues were 103% for the three months ended March 31, 2019 and 64% for the three months ended March 31, 2018, primarily due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018, coupled with larger risk management losses compared to the losses in 2018 and a reduced spread between biomass-based diesel prices and feedstock costs.
Average prices for lower-cost feedstocks used in our production were $0.26 per pound for the three months ended March 31, 2019, as compared to $0.26 per pound for the three months ended March 31, 2018. Average soybean oil costs were $0.30 per pound for three months ended March 31, 2019, as compared to $0.36 per pound for the three months ended March 31, 2018. Average canola oil costs were $0.33 per pound for the three months ended March 31, 2019, as compared to $0.35 per pound for the three months ended March 31, 2018. We recorded risk management losses of $22.7 million from our derivative financial instrument activity for the three months ended March 31, 2019, compared to risk management losses of $2.4 million for the three months ended March 31, 2018. Costs of goods sold for separated RIN inventory sales were $6.6 million for the three months ended March 31, 2019, and $32.7 million for the three months ended March 31, 2018. We did not record a lower of cost or net realizable value write down on RINs in the three month period, compared to write downs of $1.0 million during the three months ended March 31, 2018.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $25.1 million for the first quarter of 2019, or 5% of total revenue in the period, and $31.7 million, or 5% of total revenue, in the same period of 2018. The $6.5 million, or 21%, reduction resulted primarily from higher employee related compensation recorded in the first quarter of 2018 arising from the Company's strong financial performance in 2017.
Other income (expense), net. Other expense was $3.7 million for the three months ended March 31, 2019, compared to other expense of $0.1 million for the same period in 2018. Other income (expense) is primarily comprised of change in value of contingent consideration, loss on debt extinguishment, gain from involuntary conversion, interest expense, interest income and other non-operating items. The gain from involuntary conversion related to the fire at our Madison facility reduced the overall other expense for the three months ended March 31, 2018 as compared to 2019.
Income tax expense. We recognized an income tax benefit of $0.4 million for the three months ended March 31, 2019, as compared to tax benefit of $1.2 million for the same period in 2018. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.0 million for the three months ended March 31, 2019, and $5.2 million for the same period in 2018.

Discontinued Operations:
Net loss from discontinued operations was attributable to the research and development activities at the REG Life Sciences business. The decrease in the net loss compared to 2018 was attributable to management's cost containment efforts and an increase in joint development agreement revenues.
Non - GAAP Financial Measures:
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

In the fourth quarter of 2018, the operations of REG Life Sciences has been classified as discontinued operations.  Beginning in the first quarter of 2019, we are excluding the results from these discontinued operations from the calculation of Adjusted EBITDA. The corresponding prior period amounts have been reclassified to conform with the current period presentation. The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss) from continuing operations:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss) from continuing operations	$(41,387)	$217,844
Adjustments:
Income tax benefit	(430)	(1,203)
Interest expense	4,219	4,651
Depreciation	9,099	8,739
Amortization	334	42
EBITDA	$(28,165)	$230,073
Gain on involuntary conversion	—	(4,000)
Gain on sale of assets	—	(990)
Change in fair value of contingent consideration	304	458
Gain on debt extinguishment	2	232
Other income, net	(854)	(225)
Straight-line lease expense	—	(33)
Executive severance	—	165
Non-cash stock compensation	1,353	1,794
Adjusted EBITDA excluding 2017 BTC allocation	$(27,360)	$227,474
Biodiesel tax credit (1)	—	(206,521)
Adjusted EBITDA	$(27,360)	$20,953

(1) On February 9, 2018, the Biodiesel Mixture Excise Tax Credit ("BTC") was retroactively reinstated for the 2017 calendar year. The retroactive credit for 2017 resulted in a net benefit to us that was recognized in the first quarter of 2018 for GAAP purposes. Because this credit relates to the 2017 full year operating performance and results, we removed the net benefit of the 2017 BTC from our 2018 results.
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

•	stock-based compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance;

•	Adjusted EBITDA does not include loss from discontinued operations. Loss from discontinued operations mainly relates to the research and development activities of REG Life Sciences; and

•	other companies, including other companies in the industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Liquidity and Capital Resources
Sources of liquidity. At March 31, 2019, the total of our cash and cash equivalents and marketable securities was $140.5 million, compared to $174.5 million at December 31, 2018. At March 31, 2019, we had total assets of $1,186.4 million, compared to $1,107.1 million at December 31, 2018. At March 31, 2019, we had term debt before debt issuance costs of $185.1 million, compared to term debt of $185.8 million at December 31, 2018. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of March 31, 2019.
Our term debt (in thousands) is as follows:

	March 31, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$75,940	$75,477
2.75% Convertible Senior Notes, $67,380 face amount, due in June 2019	66,849	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	8,548	8,964
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,521	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,121	7,185
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	18,035	18,948
Other	47	54
Total term debt before debt issuance costs	$185,061	$185,817
In addition, we had revolving debt (in thousands) as follows:

	March 31, 2019	December 31, 2018
Amount outstanding under lines of credit	$102,612	$14,250
Maximum available to be borrowed under lines of credit	$58,348	$114,889
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018.
At March 31, 2019, there was outstanding $67.4 million aggregate principal amount of our 2.75% Convertible Senior Notes due June 15, 2019. In accordance with the indenture governing such Notes, we have elected to settle all conversions of each $1,000 principal amount of Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months March 31,
	2019	2018
Cash used in operating activities	$(105,925)	$(28,648)
Cash provided by (used in) investing activities	25,314	(11,193)
Cash provided by financing activities	80,199	31,325
Net change in cash, cash equivalents and restricted cash	(412)	(8,516)
Cash, cash equivalents and restricted cash end of period	$126,062	$69,290
In the first three months of 2019, we used $105.9 million of cash in operations, compared to $28.6 million of cash used in operations in the first three months of 2018. The increase in cash used in operations is largely driven by net loss of $43.4 million, compared to a net income of $214.4 million for the three months ended March 31, 2018. The net income for the quarter ended March 31, 2018 was primarily due to a net benefit of $204.9 million (after satisfaction of sharing arrangements) related to the reinstatement of the 2017 BTC, although payments of the 2017 BTC were not received until the second quarter of 2018. Cash flows used in operating activities were also impacted by a seasonal increase in inventories and accounts receivable of $52.0 million and $30.5 million, respectively. The net cash flows generated from investing activity in the first quarter of 2019 was primarily impacted by the maturities of marketable securities of $37.1 million, compared to no maturities in 2018, coupled with a decrease in cash paid for property, plant and equipment of $8.2 million, compared to $16.5 million in the first quarter of 2018. Cash flows from financing activities were impacted primarily by net borrowings on revolving lines of credit of $84.8 million for the first three months of 2019, compared to $40.5 million for the same period in 2018. Cash provided by financing activities in the 2018 period declined due to $7.8 million of share repurchases and $6.7 million of convertible debt repurchases compared to no share or convertible debt repurchases in 2019.
Capital expenditures. During the three months ended March 31, 2019, our capital expenditures were $8.2 million involving various plant optimization projects, the majority of which were at the New Boston, Seneca and Geismar facilities. During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. Our budgeted capital expenditures for the remainder of 2019 are between $65.0 million and $75.0 million, which includes investments in plant optimization projects, environmental, health and safety projects and plant maintenance across a variety of facilities. This budgeted amount does not include potential investments under evaluation in a potential joint venture with Phillips 66 to construct a renewable diesel production facility in Washington state or in the possible expansion of production capacity at our renewable diesel facility in Geismar, Louisiana.
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
Commodity Price Risk
Over the period from January 2017 through March 31, 2019, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $1.31 per gallon in June 2017, with prices averaging $1.88 per gallon during this period. Over the period January 2017 to March 31, 2019, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.36 per pound, or $2.69 per gallon of biodiesel, in January 2017, to a low of $0.27 per pound, or $2.02 per gallon, in November 2018, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.31 per pound, or $2.35 per gallon. Over the period from January 2017 through March 31, 2019, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in September 2017 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2017 through March 31, 2019, RIN prices (based on prices from OPIS) have ranged from a high of $1.17 in August 2017 to a low of $0.31 in October 2018, with sales prices averaging $0.74 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first three months of 2019. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First three months of 2019 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biodiesel	162.4	gallons	10%	$(43.0)	(336.4)%
Total Lower Cost Feedstocks	684.1	pounds	10%	$(17.8)	(139.0)%
Total Canola Oil	101.3	pounds	10%	$(3.3)	(26.1)%
Total Soy Oil	133.2	pounds	10%	$(4.0)	(31.2)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $18.1 million at March 31, 2019. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect of $2.1 million on the fair value of these instruments of at March 31, 2019.  A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at March 31, 2019.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2019 was 4.47%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
Inflation
To date, inflation has not significantly affected our operating results, though costs for petroleum-based diesel fuel, feedstocks, construction, labor, taxes, repairs, maintenance and insurance are all subject to inflationary pressures. Inflationary pressure in the future could affect our ability to sell the biomass-based diesel we produce, to maintain our production facilities adequately, to build new biomass-based diesel production facilities and to expand our existing facilities, as well as the demand for our facility construction management and operations management services.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, March 31, 2019. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended March 31, 2019 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The RFS2 also grants to the EPA authority to grant small refiner waivers, waiving a qualifying refiner's obligation based on a determination that the program is causing severe economic harm to that refinery. The table below summarizes the small refiner waiver petitions requested, granted, denied or pending and the impacted volumes according to the EPA:

	2018	2017	2016	2015
Petitions received	40	37	20	14
Petitions granted	—	35	19	7
Petitions denied or withdrawn	—	1	—	7
Petitions pending	40	1	1	—
Estimated volume of fuel exempted (million gallons)	—	17,050	7,841	3,070
Estimated RVO Exempted (million RINs)	—	404	157	49
Estimated RVO Exempted (% of Advanced biofuels RVOs)	—%	9.4%	4.3%	1.7%
We believe that these exemptions, in addition to other factors such as a relatively strong HOBO spread, impacted the demand for and price of RINs as the average price of D4 RINs fell from $0.82 to $0.55 during 2018 and from $0.55 to $0.38 during the first quarter of 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
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
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for any subsequent periods. As a result, the BTC has not been in effect since January 1, 2018. As was the case in previous periods when the BTC was not in effect, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. Whether the BTC will be reinstated for 2018, 2019 or future years will have a very significant impact on our results of operations and financial condition. Reinstatement of the BTC for 2017 resulted in a $205 million net benefit (after satisfaction of sharing arrangements) to our net income in the first quarter of 2018 and to our Adjusted EBITDA for 2017. We estimate that if the BTC is reinstated for 2019 and 2018 on the same terms as in 2017, the net benefits to our Adjusted EBITDA for business conducted in the three months ended March 31, 2019 and for the year ended December 31, 2018, would be approximately $55 and $237 million, respectively.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of 11% biodiesel ("B11"). In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon of B5 - B10 and $0.055 per gallon for B11 and above. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. The biodiesel and renewable diesel portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive for B100. Minnesota law requires a B5 biodiesel blend except during the summer months when a B20 blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under California's Low Carbon Fuel Standard ("LCFS") were approximately $146.8 million in the first three months of 2019. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our renewable fuel. In 2018, LCFS credit prices increased from $116 per credit on January 2, 2018 to $195 per credit on December 31, 2018. In the first quarter of 2019, LCFS credit prices were in the range of $189 to $197 per credit. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If the value of LCFS credits were to materially decrease as a result of greater supply or reduced demand for LCFS credits, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices ranged from a low of $1.70 per gallon to a high of $2.04 per gallon in the first quarter of 2019. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS fluctuated in the first quarter of 2019, ranging from $0.53 to $0.87 per RIN, while in 2018, RIN prices ranged from $0.47 to $1.36 per RIN. For years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value we are able to capture for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. Increasing production of biomass-based diesel and, particularly recent and prospective expansion of renewable diesel capacity, and the development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if competition for biomass-based diesel feedstocks increases due to newly added renewable diesel capacity.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.20 in 2017, $1.38 in 2018 and $1.15 in the first quarter of 2019, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.64 in 2017, $0.76 in 2018 and $0.60 in the first quarter of 2019, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year from 2016 to 2018, approximately 72%, 73% and 77%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 28%, 27% and 23%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $22.7 million from our derivative financial instrument trading activity for the quarter ended March 31, 2019, compared to risk management losses of $2.4 million for the quarter ended March 31, 2018. At March 31, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 92 million gallons, 76 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $18.1 million on the fair value of these instruments at March 31, 2019. A 10% positive change in the price of CBOT Soybean Oil would have had a negative effect of $2.1 million on the fair value of these instruments at March 31, 2019. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, ("Pilot"), the largest operator of travel centers in North America, accounted for 7%, 9% and 8% of our revenues in the first three months of 2019, and the full years of 2018, and 2017, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 1%, 2% and 9% of our total sales in the first three months of 2019, and the full years of 2018 and 2017, respectively, based on the OPIS average RIN and LCFS price for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into renewable diesel production. Such petroleum refiners include Neste Corporation with approximately 882 mmgy of global renewable diesel production capacity in Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture that operates an approximate 275 mmgy capacity renewable diesel facility in Norco, Louisiana that is in the process of being expanded by 400 mmgy. In addition, petroleum refiners such as Sinclair, British Petroleum and Marathon Petroleum Corporation have announced that they have begun co-processing renewable diesel at certain of their refineries. All of these named competitors have greater financial resources than we do and may be able to produce biomass-based diesel at a lower cost than we do due to their integrated operations or greater refining capacity.
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
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimated that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2018. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018 and ending the year around one dollar and fifty cents per gallon. During the first quarter of 2019, diesel prices were just below two dollars per gallon.
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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California adopted regulations that limit the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or renewable diesel, which would negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

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
At March 31, 2019, our total term debt before debt issuance costs was $185.1 million. This includes $75.9 million aggregate carrying value on our $96.3 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes", and $66.8 million aggregate carrying value on our $67.4 million face value, 2.75% convertible senior notes due in June 2019, which we refer to as the "2019 Convertible Senior Notes". At March 31, 2019, our total term debt also includes borrowings at our Danville facility of $8.5 million, at our Ralston facility of $18.0 million, at our Grays Harbor facility of $8.5 million and at REG Capital LLC. of $7.1 million.

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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2019, we had $58.3 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of March 31, 2019, availability under the M&L and Services Revolver was approximately $58.3 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of March 31, 2019, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.413, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2019 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Award Agreement.*
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated:	May 3, 2019	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 3, 2019	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 3, 2019	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)