Form 10-Q
period 2019-06-30
Renewable Energy Group, Inc.
filed 2019-08-07
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-35397
RENEWABLE ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-4785427
(State of other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

416 South Bell Avenue	Ames	Iowa	50010
(Address of principal executive offices)			(Zip code)
(515) 239-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	REGI	NASDAQ Global Market
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

As of July 31, 2019, the registrant had 38,958,744 shares of Common Stock outstanding.

3

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,597	$123,575
Marketable securities	—	50,932
Accounts receivable (net of allowance for doubtful accounts of $626 and $673, respectively)	75,207	74,551
Inventories	171,397	168,900
Prepaid expenses and other assets	40,654	41,169
Restricted cash	3,000	3,000
Current assets held for sale	—	3,250
Total current assets	351,855	465,377
Property, plant and equipment, net	591,710	590,723
Right of use assets	43,490	—
Goodwill	16,080	16,080
Intangible assets, net	12,802	13,646
Other assets	21,466	21,270
TOTAL ASSETS	$1,037,403	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$70,854	$14,250
Current maturities of long-term debt	83,324	149,006
Current maturities of operating lease obligations	18,580	—
Accounts payable	107,246	95,866
Accrued expenses and other liabilities	24,570	35,256
Deferred revenue	4,536	300
Total current liabilities	309,110	294,678
Unfavorable lease obligation	—	2,259
Deferred income taxes	7,879	8,410
Long-term debt (net of debt issuance costs of $3,063 and $3,390, respectively)	30,454	33,421
Long-term operating lease obligations	35,577	—
Other liabilities	1,562	3,075
Total liabilities	384,582	341,843
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,958,744 and 37,318,942 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	444,636	451,427
Retained earnings	315,227	427,244
Accumulated other comprehensive income	(1,623)	(1,656)
Treasury stock (10,399,818 and 11,524,975 shares outstanding, respectively)	(105,424)	(111,767)
Total equity	652,821	765,253
TOTAL LIABILITIES AND EQUITY	$1,037,403	$1,107,096
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES:
Biomass-based diesel sales	$540,019	$551,109	$995,225	$825,870
Separated RIN sales	19,596	26,186	42,059	73,365
Biomass-based diesel government incentives	530	915	998	366,200
	560,145	578,210	1,038,282	1,265,435
Other revenue	498	690	570	1,467
	560,643	578,900	1,038,852	1,266,902
COSTS OF GOODS SOLD:
Biomass-based diesel	580,133	510,375	1,064,546	916,184
Separated RINs	7,282	11,011	13,867	43,749
Other costs of goods sold	—	—	3	—
	587,415	521,386	1,078,416	959,933
GROSS PROFIT (LOSS)	(26,772)	57,514	(39,564)	306,969
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,865	24,512	52,010	56,166
RESEARCH AND DEVELOPMENT EXPENSE	176	27	385	1,061
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	468	—	468	—
INCOME (LOSS) FROM OPERATIONS	(54,281)	32,975	(92,427)	249,742
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(398)	(30)	(702)	(488)
Gain (loss) on debt extinguishment	—	2,337	(2)	2,105
Gain on involuntary conversion	—	454	—	4,454
Other income, net	691	2,066	1,545	3,279
Interest expense	(3,737)	(4,925)	(7,956)	(9,576)
	(3,444)	(98)	(7,115)	(226)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(57,725)	32,877	(99,542)	249,516
INCOME TAX BENEFIT (EXPENSE)	90	(3,835)	520	(2,632)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(57,635)	29,042	(99,022)	246,884
NET INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 4)	(4,462)	4,808	(6,479)	1,353
NET INCOME (LOSS) TO THE COMPANY	$(62,097)	$33,850	$(105,501)	$248,237
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	—	765	—	6,222
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(57,635)	$28,277	$(99,022)	$240,662
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON DISCONTINUED OPERATIONS	—	127	—	34
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(4,462)	$4,681	$(6,479)	$1,319
Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$(1.52)	$0.76	$(2.63)	$6.31
Discontinued operations	$(0.12)	$0.13	$(0.17)	$0.03
Net income (loss) per share	$(1.64)	$0.88	$(2.81)	$6.35
Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$(1.52)	$0.67	$(2.63)	$5.91
Discontinued operations	$(0.12)	$0.11	$(0.17)	$0.03
Net income (loss) per share	$(1.64)	$0.78	$(2.81)	$5.94
Weighted-average shares used to compute basic net income (loss) per share attributable to common stockholders:
Basic	37,851,735	37,413,387	37,603,921	38,112,531
Weighted-average shares used to compute diluted net income (loss) per share attributable to common stockholders:
Continuing operations	37,851,735	42,081,341	37,603,921	40,713,114
Discontinued operations	37,851,735	42,081,341	37,603,921	40,713,114
Net income (loss)	37,851,735	42,081,341	37,603,921	40,713,114
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$(62,097)	$33,850	$(105,501)	$248,237
Unrealized gains on marketable securities, net of taxes of $0 and $0, respectively	1	—	—	—
Foreign currency translation adjustments	394	(1,823)	33	(1,104)
Other comprehensive income (loss)	395	(1,823)	33	(1,104)
Comprehensive income (loss) attributable to the Company	$(61,702)	$32,027	$(105,468)	$247,133
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$567,582
Conversion of restricted stock units to common stock (net of 51,995 shares of treasury stock purchased)	127,470	—	—	—	—	(621)	(621)
Settlement of stock appreciation rights in common stock (net of 14,558 shares of treasury stock purchased)	33,463	—	—	—	—	(172)	(172)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	85
Convertible debt extinguishment impact (net of tax impact of $68)	—	—	(440)	—	—	—	(440)
Treasury stock purchases	(641,601)	—	—	—	—	(7,828)	(7,828)
Stock compensation expense	—	—	1,794	—	—	—	1,794
Other comprehensive income	—	—	—	—	719	—	719
Net income	—	—	—	214,389	—	—	214,389
BALANCE, March 31, 2018	38,342,069	$5	$517,058	$349,317	$997	$(91,869)	$775,508
Conversion of restricted stock units to common stock (net of 88,651 shares of treasury stock purchased)	149,362	—	—	—	—	(1,516)	(1,516)
Settlement of stock appreciation rights in common stock (net of 28,036 shares of treasury stock purchased)	63,549	—	(95)	—	—	(485)	(580)
Convertible debt extinguishment impact (net of tax impact of $2,267)	—	—	(23,634)	—	—	—	(23,634)
Treasury stock purchases	(1,296,243)	—	—	—	—	(17,220)	(17,220)
Stock compensation expense	—	—	2,203	—	—	—	2,203
Other comprehensive income	—	—	—	—	(1,823)	—	(1,823)
Net income	—	—	—	33,850	—	—	33,850
BALANCE, June 30, 2018	37,258,737	$5	$495,532	$383,167	$(826)	$(111,090)	$766,788

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241
Conversion of restricted stock units to common stock (net of 805 shares of treasury stock purchased)	58,759	—	—	—	—	(518)	(518)
Settlement of stock appreciation rights in common stock (net of 2,274 shares of treasury stock purchased)	4,631	—	(7)	—	—	(17)	(24)
Settlement of 2019 Convertible Senior Notes conversion premium	1,902,781	—	(18,779)	—	—	18,779	—
Termination of capped call options	(625,558)	—	8,952	—	—	(8,952)	—
Stock compensation expense	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	395	—	395
Net loss	—	—	—	(62,097)	—	—	(62,097)
BALANCE, June 30, 2019	38,958,744	$5	$444,636	$315,227	$(1,623)	$(105,424)	$652,821

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(105,501)	$248,237
Net income (loss) from discontinuing operations	(6,479)	1,353
Net income (loss) from continuing operations	(99,022)	246,884
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	18,241	17,743
Amortization expense of assets and liabilities, net	10,316	596
Gain on involuntary conversion	—	(4,454)
Accretion of convertible note discount	2,092	2,651
Amortization of marketable securities	(146)	—
Change in fair value of contingent consideration	702	488
Gain on sale of assets	—	(977)
(Gain) loss on debt extinguishment	2	(2,105)
Provision (benefit) for doubtful accounts	(120)	144
Impairment of property, plant and equipment	468	—
Stock compensation expense	3,177	3,997
Deferred tax expense	(530)	2,584
Other operating activities	76	(359)
Changes in assets and liabilities:
Accounts receivable, net	(1,798)	(1,085)
Inventories	(2,645)	(6,625)
Prepaid expenses and other assets	3,997	30,498
Accounts payable	7,178	42,267
Accrued expenses and other liabilities	(4,131)	(17,032)
Operating lease obligations	(8,231)	—
Deferred revenue	4,236	(2,058)
Net cash flows (used in) provided by operating activities - continuing operations	(66,138)	313,157
Net cash flows used in operating activities - discontinuing operations	(6,794)	(1,619)
Cash (used in) provided by operating activities	(72,932)	311,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(3,478)	—
Cash received from maturities of marketable securities	54,584	—
Cash receipts for involuntary conversion	—	4,454
Cash paid for purchase of property, plant and equipment	(18,032)	(28,845)
Cash receipts for sale of assets	—	1,599
Cash paid for investments	(1,203)	—
Net cash flows provided by (used in) investing activities - continuing operations	31,871	(22,792)
Net cash flows provided by (used in) investing activities - discontinuing operations	3,100	(335)
Cash provided by (used in) investing activities	34,971	(23,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	54,490	(57,288)
Borrowings on other lines of credit	36,925	28,477
Repayments on other lines of credit	(34,728)	(28,712)
Cash received from notes payable	—	10,933
Cash paid on notes payable	(71,068)	(63,613)
Cash paid for debt issuance costs	(58)	(249)
Cash paid for treasury stock	—	(25,048)
Cash paid for contingent consideration settlement	(6,128)	(5,659)
Cash received on partial termination of capped call options	—	85
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,473)	(2,889)
Net cash flows used in financing activities - continuing operations	(24,040)	(143,963)
Net cash flows used in financing activities - discontinuing operations	—	—
Cash used in financing activities	(24,040)	(143,963)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(62,001)	144,448
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	126,575	77,627
Effect of exchange rate changes on cash	23	(300)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$64,597	$221,775
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2019	June 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,259	$613
Cash paid for interest	$4,734	$6,694
Leased assets obtained in exchange for new operating lease liabilities	$8,528	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$5,446	$1,511
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$(18,779)	$—
Receipt in treasury stock for settlement of capped call options	$8,952	$—
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2019 and 2018
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
As of June 30, 2019, the Company owns and operates a network of fourteen biorefineries, with twelve locations in North America and two locations in Europe, which includes thirteen operating biomass-based diesel production facilities with aggregate nameplate production capacity of 520 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as inedible corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In July 2019, the Company announced the closure of the New Boston, Texas biorefinery. The plant's nameplate capacity is 15 mmgy which will reduce the Company's overall nameplate capacity to 505 mmgy.
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
As of June 30, 2019 and 2018, current restricted cash amounted to $3,000 and $0, respectively, which was held as pledges for letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in regards to the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$61,597	$221,775
Restricted cash	3,000	—
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$64,597	$221,775

Marketable Securities
The Company’s marketable securities were classified as available-for-sale and were reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. There were no marketable securities as of June 30, 2019 as the balance has been utilized to settle the 2019 Senior Convertible Notes that matured on June 15, 2019. Refer to "Note 7 - Debt" for further detail.
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
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At June 30, 2019 and December 31, 2018, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three and six months ended June 30, 2019 the Company made no repurchases of the 2036 Convertible Senior Notes. For the three and six months ended June 30, 2018, the Company used $41,763 to repurchase $24,500 principal amount of the 2036 Convertible Senior Notes. See "Security Repurchase Programs" below.
In June 2014, the Company issued $143,800 aggregate principal amount of 2.75% convertible senior notes due in 2019 (the "2019 Convertible Senior Notes"). During the six months ended June 30, 2018, the Company used $6,689 under the 2017 Program (defined below in "Security Repurchase Programs") to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes. During the three months ended June 30, 2019, the 2019 Convertible Senior Notes matured. The Company elected to settle the principal balance with cash and the excess conversion amount was satisfied by the Company issuing shares from treasury stock. 1,902,781 shares of treasury stock were issued at settlement.
Capped Call Transaction
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions ("Capped Call"). The purchased capped call transactions were recorded as a reduction to common stock-additional paid-in-capital. Because this was considered to be an equity transaction and qualifies for the derivative scope exception, no future changes in the fair value of the capped call will be recorded by the Company. During 2016, in connection with the issuance of the 2036 Convertible Senior Notes, certain call options covered by the original capped call transaction were rebalanced and reset to cover 100% of the total number of shares of the Company's Common Stock underlying the remaining principal of the 2019 Convertible Senior Notes. As part of the settlement of the 2019 Convertible Senior Notes, the Company settled all related capped call options in June 2019 and received 625,558 shares of common stock. The impact of these transactions, net of tax, was reflected as an addition to Additional Paid-in Capital as presented in the Condensed Consolidated Statements of Stockholders' Equity.
Security Repurchase Programs
In December 2017, June 2018 and January 2019, the Company's Board of Directors approved a repurchase program, each of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program","2018 Program", and "2019 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The Company made no repurchases of shares of common stock or convertible notes during the three and six months ended June 30, 2019.
The table below sets out the information regarding the activities under the 2017 Program and 2018 Program during the three and six months ended June 30, 2018:

	Three months ended June 30, 2018				Six months ended June 30, 2018
	Number of shares/ Principal amount in 000's	December 2017 Program	June 2018 Program	Both Programs	Number of shares/Principal amount in 000's	December 2017 Program	June 2018 Program	Both Programs
Repurchases of shares of common stock	1,296,243	$17,220	$—	$17,220	1,937,844	$25,048	$—	$25,048
2019 Senior Convertible Notes Repurchases	$—	$—	$—	$—	$6,311	$6,689	$—	$6,689
2036 Senior Convertible Notes Repurchases	$24,500	$41,763	$—	$41,763	$24,500	$41,763	$—	$41,763

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

•	sales of biodiesel and renewable diesel produced at our facilities and acquired from third parties, including RINs and LCFS credits;

•	resale of petroleum acquired from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;

•	sales of raw materials, glycerin, and other co-products of the biomass-based diesel production process;

•	other revenue, including biomass-based diesel facility management and operational services; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended June 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$430,971	$—	$—	$(1,158)	$429,813
Petroleum diesel sales	—	—	78,184	—	78,184
Other biomass-based diesel revenue	32,022	—	—	—	32,022
Separated RIN sales	19,596	—	—	—	19,596
Other revenues	—	24,139	—	(23,641)	498
Total revenues from contracts with customers	$482,589	$24,139	$78,184	$(24,799)	$560,113
Biomass-based diesel government incentives	530	—	—	—	530
Total revenues	$483,119	$24,139	$78,184	$(24,799)	$560,643

Three months ended June 30, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$484,150	$—	$6,103	$(16,737)	$473,516
Petroleum diesel sales	—	—	47,070	—	47,070
Other biomass-based diesel revenue	30,523	—	—	—	30,523
Separated RIN sales	26,186	—	—	—	26,186
Other revenues	—	17,523	—	(16,833)	690
Total revenues from contracts with customers	$540,859	$17,523	$53,173	$(33,570)	$577,985
Biomass-based diesel government incentives	915	—	—	—	915
Total revenues	$541,774	$17,523	$53,173	$(33,570)	$578,900

	Reportable Segments
Six months ended June 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$746,700	$—	$—	$(2,775)	$743,925
Petroleum diesel sales	—	—	162,087	—	162,087
Other biomass-based diesel revenue	89,213	—	—	—	89,213
Separated RIN sales	42,059	—	—	—	42,059
Other revenues	—	43,722	—	(43,152)	570
Total revenues from contracts with customers	$877,972	$43,722	$162,087	$(45,927)	$1,037,854
Biomass-based diesel government incentives	998	—	—	—	998
Total revenues	$878,970	$43,722	$162,087	$(45,927)	$1,038,852

Six months ended June 30, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$648,369	$—	$9,682	$(32,448)	$625,603
Petroleum diesel sales	—	—	118,034	—	118,034
Other biomass-based diesel revenue	82,233	—	—	—	82,233
Separated RIN sales	73,365	—	—	—	73,365
Other revenues	—	52,738	—	(51,271)	1,467
Total revenues from contracts with customers	$803,967	$52,738	$127,716	$(83,719)	$900,702
Biomass-based diesel government incentives	366,200	—	—	—	366,200
Total revenues	$1,170,167	$52,738	$127,716	$(83,719)	$1,266,902

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Accounts receivable	$75,207	$74,551
Short-term contract liabilities (deferred revenue)	$(4,536)	$(300)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and six months ended June 30, 2019 and 2018 are as follows:

	April 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2019
Deferred revenue	$13,315	$11,690	$20,469	$—	$4,536

	April 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2018
Deferred revenue	$1,740	$3,296	$4,872	$(3)	$161
Payables to customers related to BTC	150,776	(109,841)	—	—	40,935
	$152,516	$(106,545)	$4,872	$(3)	$41,096

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2019
Deferred revenue	$300	$40,347	$36,111	$—	$4,536

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2018
Deferred revenue	$2,218	$13,803	$15,857	$(3)	$161
Payables to customers related to BTC	—	(109,841)	(144,944)	5,832	40,935
	$2,218	$(96,038)	$(129,087)	$5,829	$41,096

Discontinued Operations
Income (loss) from discontinued operations mainly relates to the research and development activities and the sale of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following our decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the Company entered into a sale and purchase agreement to sell REG Life Sciences core assets and business. See "Note 4 - Discontinued Operations" for further details.
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
The Company adopted all of the ASU's related to ASC 842 effective January 1, 2019. The Company applied a modified retrospective transition approach. The Company did not elect the practical expedient (1) to reassess the lease classification for any expired or existing leases; (2) to reassess whether any expired or existing contracts are or contain leases and (3) to reassess initial direct costs. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases and to assess the impairment of its right-of-use assets. While lease classification remained unchanged, hindsight resulted in generally shorter accounting lease terms and useful lives of the corresponding right of use assets. The hindsight analysis also resulted in an approximate negative impact on beginning retained earnings of $7,000, related to the impairment of a right-of-use asset at the Company's New Orleans facility. The Company elected the transitional practical expedient for existing or expired land easements, allowing the Company to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842. The Company also elected the practical expedient to adjust the carrying amount of the right-of-use assets for the unfavorable lease liability previously recognized on the balance sheet. Additionally, the Company made an accounting policy election that keeps leases with an initial term of 12 months or less off of the balance sheet and resulted in recognizing those lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Refer to "Note 8 - Leases" for further detail.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company believes that the ASU 2017-12 will allow more of its derivative contracts to qualify for hedge accounting elections. The Company adopted ASU 2017-12 effective January 1, 2019, and changes in fair value of derivatives continue to be recognized in current period earnings for the three and six months ended June 30, 2019.

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
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board's guidance on the impairment of financial instruments. The ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On May 15, 2019. the FASB issued ASU 2019-05, which allows companies to elect a fair value option under Subtopic 825-10 as targeted transition relief for comparability purposes of some financial instruments. The transition relief is effective at the same time as ASU 2016-13. The Company is evaluating the impact of the guidance, but does not expect it to have any material impact on its consolidated financial statements.
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
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$56,547	$40,348
Work in process	3,915	3,840
Finished goods	110,935	124,712
Total	$171,397	$168,900

Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of June 30, 2019 and December 31, 2018.
NOTE 4 — DISCONTINUED OPERATIONS
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's development-stage industrial biotechnology business, REG Life Sciences, the Company's Board of Directors authorized it to pursue a plan to sell the REG Life Sciences core assets and business. The Company recorded an impairment loss, net of tax, of $11,226 on classifying the REG Life Sciences assets as held for sale reflecting the fair value of the estimated proceeds from the sale, net of costs to sell for the year ended December 31, 2018. This valuation technique was considered as Level 3 pricing category.
In May 2019, the Company entered into a sale and purchase agreement to sell REG Life Sciences core assets and business. The Company recorded a loss, net of tax, on sale of assets of $1,250.
REG Life Sciences' results for all periods and for the three and six months ended June 30, 2019 are classified as discontinued operations. There was no income tax impact from discontinued operations for all periods.

Loss on Discontinued Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Other revenues	$—	$1,250	$1,786	$2,500
Other costs of goods sold	—	(1,143)	(2,200)	(2,281)
Research and development expense	(3,205)	(2,458)	(4,803)	(8,022)
Other income (expense), net	(7)	7,159	(12)	9,157
Loss on sale of assets	(1,250)	—	(1,250)	—
Pre-tax income (loss) from discontinued operations	(4,462)	4,808	(6,479)	1,354
Income tax expense	—	—	—	—
Net income (loss) on discontinued operations	$(4,462)	$4,808	$(6,479)	$1,354

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities Included in Assets and Liabilities Held for Sale:

	June 30, 2019	December 31, 2018
Machinery and equipment, net	$—	$824
In-process research and development	—	13,652
Impairment recognized on assets classified as held for sale	—	(11,226)
Total assets classified as held for sale	$—	$3,250

NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2019	December 31, 2018
Commodity derivatives and related collateral, net	$6,080	$13,799
Prepaid expenses	18,231	17,187
Deposits	3,543	2,123
RIN inventory	5,354	2,000
Taxes receivable	2,458	2,991
Other	4,988	3,069
Total	$40,654	$41,169

RIN inventory values were adjusted in the amounts of $0 and $630 at June 30, 2019 and December 31, 2018, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	June 30, 2019	December 31, 2018
Investments	$14,256	$13,053
Spare parts inventory	2,680	2,680
Catalysts	1,632	1,989
Deposits	552	381
Other	2,346	3,167
Total	$21,466	$21,270

NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,113)	$3,117
Renewable diesel technology	8,300	(2,813)	5,487
Ground lease	200	(164)	36
Acquired customer relationships	4,747	(1,289)	3,458
Trademarks	704	—	704
Total intangible assets	$20,181	$(7,379)	$12,802

	December 31, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,866)	$3,364
Renewable diesel technology	8,300	(2,536)	5,764
Ground lease	200	(157)	43
Acquired customer relationships	4,747	(976)	3,771
Trademarks	704	—	704
Total intangible assets	$20,181	$(6,535)	$13,646

The Company recorded intangible amortization expense of $510 and $844 for the three and six months ended June 30, 2019, and $327 and $651 for the three and six months ended June 30, 2018, respectively.
The estimated intangible asset amortization expense for the remainder of 2019 through 2025 and thereafter is as follows:

July 1, 2019 through December 31, 2019	$854
2020	1,686
2021	1,692
2022	1,685
2023	1,693
2024	1,700
2025 and thereafter	3,492
Total	$12,802

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	June 30, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$76,406	$75,477
2.75% Convertible Senior Notes, due in June 2019	—	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	7,924	8,964
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	17,350	18,948
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,061	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,058	7,185
Other	42	54
Total term debt before debt issuance costs	116,841	185,817
Less: Current portion of long-term debt	83,324	149,006
Less: Debt issuance costs (net of accumulated amortization of $4,201 and $3,813, respectively)	3,063	3,390
Total long-term debt	$30,454	$33,421

2019 Convertible Senior Notes
In June 2014, the Company issued $143,800 in convertible senior notes (the "2019 Convertible Senior Notes") with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Senior Notes bear interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014. The initial conversion rate was 75.3963 shares of Common Stock per $1,000 principal amount of 2019 Convertible Senior Notes, which represented an initial conversion price of approximately $13.26 per share.
On June 15, 2019, the 2019 Convertible Senior Notes matured. The Company elected to settle all conversions of each $1,000 principal amount of such notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of the Company's common stock. The Company paid $67,380 in cash to settle the outstanding principal amount, and issued 1,902,781 treasury shares at an average share price of $9.87 to settle the conversion value that was in excess of the principal.
In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the Convertible Notes, with a strike price equal to the conversion price of the Convertible Notes and with a cap price equal to $16.02 per share. As part of the settlement of the 2019 Convertible Senior Notes, the Company settled all related capped call options in June 2019 and received 625,558 shares of common stock. The impact of this transaction, net of tax, was reflected as an addition to Additional Paid-in Capital as presented in the Condensed Consolidated Statements of Stockholders' Equity.

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of June 30, 2019 and December 31, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.
Lines of Credit And Subsequent Event
The following table shows the Company's lines of credit:

	June 30, 2019	December 31, 2018
Amount outstanding under lines of credit	$70,854	$14,250
Maximum available to be borrowed under lines of credit	$67,874	$114,889

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
On July 9, 2019, the Company entered into an agreement with the lenders of the M&L and Services Revolver to provide the Company the ability to increase the maximum borrowing amount on the line of credit to $175,000, or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019. This agreement is for a specified period from the date of the agreement through October 31, 2019.
REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At June 30, 2019, the nominal interest rates ranged from 1.50% to 4.39% per annum.
NOTE 8 — LEASES
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
In addition to the base rent, office equipment leases typically contain provisions for maintenance services, which are considered non-lease components for accounting purposes. For these leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred. For all other types of leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability.
The following table summarizes information about the Company's lease expense for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease expense:
Operating lease expense	$5,577	$11,050
Variable lease expenses	469	676
Short-term and other lease expenses	528	954
Total lease expense	$6,574	$12,680

The weighted-average remaining lease term for the Company's operating leases is 5.72 years at June 30, 2019. The weighted-average discount rate for the Company's operating leases is 4.72% as of June 30, 2019.
For each of the next five calendar years and thereafter, future minimum lease payments and scheduled maturities under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Total payments	Less: Discount	Operating lease obligation
July 1, 2019 through December 31, 2019	$11,385	$1,371	$10,014
2020	17,408	1,737	15,671
2021	13,421	1,080	12,341
2022	4,079	693	3,386
2023	2,977	560	2,417
2024	1,772	472	1,300
2025 and thereafter	11,404	2,376	9,028
Total	$62,446	$8,289	$54,157

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents the Company's future minimum lease payments for operating leases under ASC Topic 840 at December 31, 2018:

Total Payments
2019	$20,326
2020	14,063
2021	10,643
2022	3,162
2023	2,406
Thereafter	13,736
Total minimum payments	$64,336

NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 50 million gallons, 3 million pounds and 2 million million British thermal units, respectively.
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

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,121	$3,371	$11,843	$1,799
Cash collateral	8,330	—	3,755	—
Total gross amount recognized	9,451	3,371	15,598	1,799
Gross amounts offset	(3,371)	(3,371)	(1,799)	(1,799)
Net amount reported in the condensed consolidated balance sheets	$6,080	$—	$13,799	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(5,571)	$(12,909)	$(28,310)	$(15,347)

NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(2,250)	$(722)	$(1,528)	$—
Contingent considerations for acquisitions	$(4,037)	—	—	(4,037)
	$(6,287)	$(722)	$(1,528)	$(4,037)

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$22,872	$—	$22,872	$—
Corporate bonds	$28,060	—	28,060	—
Commodity contract derivatives	$10,044	499	9,545	—
Contingent considerations for acquisitions	$(9,861)	—	—	(9,861)
	$51,115	$499	$60,477	$(9,861)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2019	2018
Balance at beginning of period, January 1	$9,861	$20,485
Change in estimates included in earnings	304	459
Settlements	(3,316)	(2,813)
Balance at end of period, March 31	$6,849	$18,131
Change in estimates included in earnings	—	30
Settlements	(2,812)	(2,846)
Balance at end of period, June 30	$4,037	$15,315

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2019		As of December 31, 2018
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(187,695)	$(256,387)	$(200,067)	$(410,564)

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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Stock appreciation rights	978,522	347	1,003,102	240,303
2019 Convertible Senior Notes	—	4,358,629	—	5,178,146
2036 Convertible Senior Notes	8,937,353	10,087,669	8,937,353	11,574,051
Total	9,915,875	14,446,645	9,940,455	16,992,500

The following table presents the calculation of diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income (loss) from continuing operations attributable to the Company’s common stockholders - Basic	$(57,635)	$28,277	$(99,022)	$240,662
Plus (less): effect of participating securities	—	765	—	6,222
Net income (loss) attributable to common stockholders	(57,635)	29,042	(99,022)	246,884
Less: effect of participating securities	—	(765)	—	(6,222)
Net income (loss) from continuing operations attributable to the Company's common stockholders - Diluted	$(57,635)	$28,277	$(99,022)	$240,662

Net income (loss) from discontinued operations attributable to the Company’s common stockholders - Basic	$(4,462)	$4,681	$(6,479)	$1,319
Plus (less): effect of participating securities	—	127	—	34
Net income (loss) attributable to common stockholders	(4,462)	4,808	(6,479)	1,353
Less: effect of participating securities	—	(127)	—	(34)
Net income (loss) from discontinued operations attributable to the Company's common stockholders - Diluted	$(4,462)	$4,681	$(6,479)	$1,319

Net income (loss) attributable to the Company's common stockholders - Basic	$(62,097)	$32,955	$(105,501)	$241,980
Plus (less): effect of participating securities	—	895	—	6,256
Net income (loss) attributable to common stockholders	(62,097)	33,850	(105,501)	248,236
Less: effect of participating securities	—	(895)	—	(6,256)
Net income (loss) attributable to the Company's common stockholders - Diluted	$(62,097)	$32,955	$(105,501)	$241,980

Shares:
Weighted-average shares used to compute basic net income (loss) per share	37,851,735	37,413,387	37,603,921	38,112,531
Adjustment to reflect conversion of convertible notes	—	4,334,967	—	2,377,998
Adjustment to reflect stock appreciation right conversions	—	332,987	—	222,585
Weighted-average shares used to compute diluted net income (loss) per share	37,851,735	42,081,341	37,603,921	40,713,114

Net income (loss) per share attributable to common stockholders - Diluted
Continuing operations	$(1.52)	$0.67	$(2.63)	$5.91
Discontinued operations	$(0.12)	$0.11	$(0.17)	$0.03
Diluted net income (loss)	$(1.64)	$0.78	$(2.81)	$5.94

NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's Life Sciences business, which primarily represented the Renewable Chemicals reportable segment, the Company's Board of Directors authorized it to pursue a plan to sell REG Life Sciences. In May 2019, the Company entered into a sale and purchase agreement to sell REG Life Sciences core assets and business. As a result, the Company's reportable segments at June 30, 2019 and for the year ended December 31, 2018 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales from continuing operations:
Biomass-based Diesel	$483,119	$541,774	$878,970	$1,170,167
Services	24,139	17,523	43,722	52,738
Corporate and Other	78,184	53,173	162,087	127,716
Intersegment revenues	(24,799)	(33,570)	(45,927)	(83,719)
	$560,643	$578,900	$1,038,852	$1,266,902
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$(58,647)	$32,394	$(93,815)	$247,964
Services	1,252	(267)	383	4,757
Corporate and Other	(330)	750	(6,110)	(3,205)
	$(57,725)	$32,877	$(99,542)	$249,516
Depreciation and amortization expense, net:
Biomass-based Diesel	$13,525	$8,161	$25,532	$16,199
Services	586	357	1,216	685
Corporate and Other	906	714	1,809	1,455
	$15,017	$9,232	$28,557	$18,339
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$9,425	$11,447	$17,113	$27,049
Services	250	911	797	1,763
Corporate and Other	122	—	122	33
	$9,797	$12,358	$18,032	$28,845

	June 30, 2019	December 31, 2018
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$935,273	$914,843
Services	58,870	63,720
Corporate and Other	364,916	379,658
Intersegment eliminations	(321,656)	(254,375)
Assets held for sale	—	3,250
	$1,037,403	$1,107,096

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net revenues:
United States	$517,893	$532,860	$956,498	$1,172,534
Germany	40,800	43,369	80,268	89,725
Other Foreign	1,950	2,671	2,086	4,643
Non-United States	42,750	46,040	82,354	94,368
	$560,643	$578,900	$1,038,852	$1,266,902

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$572,427	$571,045
Germany	18,667	18,972
Other Foreign	616	706
	$591,710	$590,723

NOTE 13 — COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 14 — SUBSEQUENT EVENT
On July 24, 2019, the Company announced the closure of its New Boston, Texas biorefinery, REG New Boston, LLC, ("REG New Boston"). REG New Boston's nameplate capacity is 15 mmgy and its closure will reduce the Company's nameplate capacity from 520 mmgy to 505 mmgy. At June 30, 2019, the net book value of REG New Boston's property, plant and equipment was $15,755.

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
These forward-looking statements are based on management’s current expectations, estimates, assumptions and projections, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expected. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. We encourage you to read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying condensed consolidated financial statements and related notes. Forward-looking statements contained in this report present management’s views only as of the date of this report. Except as required under applicable law, we do not intend to issue updates concerning any future revisions of management’s views to reflect events or circumstances occurring after the date of this report.
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
We own and operate a network of 14 biorefineries. Twelve biorefineries are located in the United States and two in Germany. Twelve biorefineries produce biodiesel, one produces renewable diesel (“RD”), and one is a fermentation facility. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 520 million gallons per year ("mmgy"). In July 2019, we announced the closure of our New Boston, Texas biorefinery. The nameplate capacity of this biorefinery is 15 mmgy and its closure will decrease our overall nameplate capacity to 505 mmgy.
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
Since October 2018, we have been collaborating with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. The plant would utilize our propriety BioSynfining® technology for the production of renewable diesel. We have not reached a definitive agreement with Phillips 66 with respect to this potential joint development project and there is no assurance that an agreement will be reached.
In the fourth quarter of 2018, concluding a comprehensive strategic assessment of our development-stage industrial biotechnology business, our Board of Directors authorized us to pursue a plan to sell the core assets of REG Life Sciences, which comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment and the operations of the Renewable Chemicals segment have been classified as discontinued operation for all periods covered by this report. In May 2019, we consummated the sale of these assets. See "Note 4 - Discontinued Operations" to the Condensed Consolidated Financial Information.
In July 2019, we opened our first REG branded fueling station, adjacent to REG Seneca, a 60 million gallon-per-year biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets to local diesel vehicle owners.
During the three and six months ended June 30, 2019, we sold 197 million and 360 million total gallons of fuel, including 16 million and 33 million gallons of biomass-based diesel that we purchased from third parties and resold, 11 million and 23 million biomass-based diesel gallons produced by our facilities in Germany and 38 million and 82 million petroleum-based diesel gallons. During 2018, we sold 649 million gallons of fuel, which included 45 million biomass-based gallons we purchased from third parties, 45 million biomass-based diesel gallons produced by our facilities in Germany and 119 million petroleum-based diesel gallons.
Our businesses are organized into two reportable segments – the Biomass-based Diesel segment and the Services segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production refineries:

•	a 30 mmgy nameplate biodiesel production facility located in Ralston, Iowa;

•	a 35 mmgy nameplate biodiesel production facility located near Houston, Texas;

•	a 45 mmgy nameplate biodiesel production facility located in Danville, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located in Newton, Iowa;

•	a 60 mmgy nameplate biodiesel production facility located in Seneca, Illinois;

•	a 30 mmgy nameplate biodiesel production facility located near Albert Lea, Minnesota;

•	a 15 mmgy nameplate biodiesel production facility located in New Boston, Texas (this facility was closed in July 2019);

•	a 30 mmgy nameplate biodiesel production facility located in Mason City, Iowa;

•	a 75 mmgy nameplate renewable diesel production facility located in Geismar, Louisiana;

•	a 27 mmgy nameplate biodiesel production facility located in Emden, Germany;

•	a 23 mmgy nameplate biodiesel production facility located in Oeding, Germany;

•	a 100 mmgy nameplate biodiesel production facility located in Grays Harbor, Washington; and

•	a 20 mmgy nameplate biodiesel production facility located in DeForest, Wisconsin.

•	purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third-party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the six months ended June 30, 2019 and for 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. For the three and six months ended June 30, 2019, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 14% and 16% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs significantly decreased in value during the first quarter of 2019 and have remained relatively low through the second quarter, which we believe has been influenced by record levels of Small Refiner Exemptions from RIN compliance requirements for 2016 and 2017.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at June 30, 2019 and December 31, 2018 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Biomass-based diesel RINs	30,952,000	12,561,167	$0.42	$0.55
Advanced biofuels RINs	1,671,128	3,907,803	$0.41	$0.51
We generate Low Carbon Fuel Standard credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. LCFS prices increased in the second quarter of 2019, which we believe was largely attributable to growing demand for LCFS credits.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at June 30, 2019 and December 31, 2018 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
California LCFS	2,288	29,800	$195.50	$195.00
Oregon LCFS	2,041	25,900	$170.00	$137.50
When California extended its LCFS program in 2018, it revised the process for generating credits under the LCFS program to improve reporting and reduce the number of entities required to undergo an audit under the new verification program.  This revised process effectively pushed LCFS credit generation from three month deferral to four month deferral.  The law took effect at the beginning of 2019 and has had a negative impact on our second quarter profitability because LCFS credits earned in the first quarter of 2019 will not be received and available for sale until the third quarter of 2019.
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
RFS2 was implemented in 2010, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, advanced biofuel and renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set or proposed by the EPA are as follows:

	2016	2017	2018	2019	2020	2021
Biomass-based diesel	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons	2.43 billion gallons
Total Advanced biofuels	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	5.04 billion RINs**	N/A
*Ethanol equivalent gallons
**Proposed by the EPA in July 2019.

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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $205 million net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. It is uncertain whether the BTC will be reinstated for 2018, 2019 or later years and if reinstated, whether it would be reinstated retroactively or on the same terms. The failure to reinstate the BTC would have a material adverse effect on our financial results. For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, the effect on our Adjusted EBITDA would be as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019	Twelve months ended December 31, 2018
Adjusted EBITDA without BTC	$(42,337)	$(69,697)	$151,981
Estimated net benefit if BTC is reinstated	81,000	136,000	237,000
Estimated Adjusted EBITDA if BTC is reinstated	$38,663	$66,303	$388,981
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2017, 2018 and the first half of 2019 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.

At the beginning of 2019, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.86 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel dropped to $0.62 per gallon at the end of June 2019. It reached a high of $0.87 per gallon of biodiesel in January 2019 and a low of $0.48 per gallon in May 2019. We believe that the decrease in RIN value during the first half of 2019 and during 2018 was heavily influenced by record levels of Small Refiner Exemptions from RIN compliance requirements for 2016 and 2017. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2017 to June 2019. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2017 to June 2019.

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

During the first half of 2019, NY Harbor ULSD prices ranged from a low of $1.70 per gallon in January to a high of $2.12 per gallon in May with the average price for the first half of 2019 of $1.96 per gallon, down $0.11 from the fourth quarter of 2018 average of $2.07 per gallon. Energy prices declined early in the second quarter on a breakdown in trade talks between U.S. and China along with domestic inventories sitting at near record levels while refineries experienced longer than expected maintenance turnarounds. Prices rebounded in June on elevated Mideast tensions leading to a $0.24 rally in ULSD prices over the month. U.S. biodiesel prices traded in a narrow range during the first half with Jacobsen Upper Midwest B100 prices reaching a high of $2.89 in February and then reaching a low of $2.70 in May.
Soybean oil prices ranged from a high of $0.31 per pound in February 2019 to a low of $0.26 per pound in May 2019 with an average price of $0.29 per pound for the first half of 2019. Soybeans saw weakness over concerns that farmers would switch planted acres from corn to beans due to unfavorable weather to start the year, but beans saw support as weather caused further delays leading to a potential record prevent plant acreage total. Soybean crush has slowed from record levels in the first quarter of 2019 as margins have become compressed and some crush facilities experienced flooding, which has limited run times and provided support to soybean oil prices.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an anti-dumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("USITC"), arguing that Argentinean and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is comprised of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the USITC agreed to proceed with an investigation regarding this matter. In relation to this anti-dumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina, which would allow for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. In December 2017, the USITC voted 4-0 affirming countervailing duty rates of 34% to 72%. The Department of Commerce issued a determination effective March 1, 2018 affirming the agency's earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S. Final anti-dumping rates were set at 60% to 267%. In April 2018, the USITC voted 4-0 affirming the Coalition's assertions that the industry suffered as a result of unfairly dumped imports. The Department of Commerce issued final orders in April 2018. In July 2019, the U.S. Department of

Commerce announced it had reached a preliminary decision that could lead to reduced countervailing duty rates on Argentine biodiesel imports. This was due to a "Changed Circumstance" review that the Department started in November 2018. This ruling has not yet been made final, but could be made final as early as September 2019.
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
Inedible corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2018 and the first six months of 2019. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for inedible corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $5.6 million and $28.3 million from our derivative financial instrument activity for the three and six months ended June 30, 2019, compared to losses of $12.9 million and $15.3 million for the three and six months ended June 30, 2018. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

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

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2016	4.30 billion RINs	3.61 billion RINs*	0.16 billion RINs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	**
YTD Q2-2019	2.28 billion RINs	4.92 billion RINs*	**
*Ethanol equivalent gallons
**Information not yet available
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2017, 100 million gallons lower than 2016. The amount of biomass-based diesel produced and/or imported into the U.S in 2018 was 2.50 billion gallons. In the first half of 2019, according to EMTS data, 1.29 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.86 billion gallons over the same period in 2018.
The amount of imported biodiesel gallons qualifying under RFS2 decreased from 662.1 million gallons in 2017 to approximately 371.6 million gallons in 2018, according to the Energy Information Administration ("EIA"). Imported gallons made up less of the RVO in 2018 as a result of the anti-dumping and countervailing duty trade case.
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
Results of Operations
Three and six months ended June 30, 2019 and 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Gallons sold	197.4	171.9	359.8	307.2
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.11 and $3.14 for the three and six months ended June 30, 2018)	$2.70	$3.11	$2.68	$3.98

Revenues from continuing operations	$560,643	$578,900	$1,038,852	$1,266,902
Cost of goods sold from continuing operations	587,415	521,386	1,078,416	959,933
Gross profit (loss) from continuing operations	(26,772)	57,514	(39,564)	306,969
Selling, general and administrative expenses	26,865	24,512	52,010	56,166
Research and development expense	176	27	385	1,061
Impairment of property, plant and equipment	468	—	468	—
Income (loss) from operations	(54,281)	32,975	(92,427)	249,742
Other expenses, net	(3,444)	(98)	(7,115)	(226)
Income tax benefit (expense)	90	(3,835)	520	(2,632)
Net income (loss) from continuing operations attributable to the Company	(57,635)	29,042	(99,022)	246,884
Net income (loss) from discontinued operations attributable to the Company	(4,462)	4,808	(6,479)	1,353
Net income (loss) to the Company	$(62,097)	$33,850	(105,501)	248,237

Effect of participating share-based awards on continuing operations	—	765	—	6,222
Net income (loss) from continuing operations attributable to the Company's common stockholders	$(57,635)	$28,277	$(99,022)	$240,662
Net income (loss) from discontinued operations attributable to the Company's common stockholders	$(4,462)	$4,681	$(6,479)	$1,319
Continuing Operations:
Revenues. In the three and six months ended June 30, 2018, we recognized government incentives revenue of approximately $0.9 million and $366.2 million, respectively, due to the retroactive reinstatement of the 2017 BTC in February 2018, resulting in a net increase of $0.9 million and $220.2 million in biomass-based diesel revenues, respectively. The BTC has not been reinstated for 2018 or 2019, and accordingly we did not recognize any BTC revenue in the three and six months ended June 30, 2019. Primarily as a result of the absence of BTC revenues in the 2019 period, our revenues decreased by $228.1 million, or 18%, for the six months ended June 30, 2019, as compared to the same period in 2018. The decrease in total revenues in the three and six months ended June 30, 2019, as compared to the same periods in 2018, was also attributable to a reduction in revenues from separated RIN sales and a drop in the average biomass-based diesel selling price, which was partially offset by a 15% and 17% increase in gallons sold in the three and six months ended June 30, 2019.

Gallons sold in the three and six months ended June 30, 2019 increased by 25.5 million and 52.6 million gallons, or 15% and 17%, respectively. The increase in gallons sold for the three and six months ended June 30, 2019 accounted for a revenue increase of $68.9 million and $141.0 million, respectively, using the 2019 average sales price. Our average biomass-based diesel sales price per gallon decreased $0.41 and $1.30, or 13% and 33%, respectively, for the three and six months ended June 30, 2019. The average biomass-based diesel sales price per gallon after adjustment for the 2017 BTC decreased $0.41 and $0.46, or 13% and 15%, respectively, for the three and six months ended June 30, 2019. The decrease in adjusted average sales price contributed to a $70.5 million and $141.3 million, respectively, decrease in revenues for the three and six months ended June 30, 2019, when applied to the number of gallons sold in 2018. Sales of separated RIN inventory were $19.6 million and $42.1 million respectively, for the three and six months ended June 30, 2019, as compared to $26.2 million and $73.4 million, respectively, for the three and six months ended June 30, 2018. The decrease in average selling price per gallon was primarily due to D4 RIN prices in the three and six months ended June 30, 2019 that were lower by $0.16 per RIN and $0.22 per RIN, respectively, on average compared to the three and six months ended June 30, 2018, according to OPIS.
Costs of goods sold. Our costs of goods sold increased $66.0 million and $118.5 million, or 13% and 12%, for the three and six months ended June 30, 2019, respectively as compared to the same periods in 2018. Costs of goods sold as a percentage of revenues were 105% and 103.8% for the three and six months ended June 30, 2019, respectively, and 90% and 75.8% for the three and six months ended June 30, 2018, respectively, primarily due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018, coupled with lower revenues due to lower average selling prices and a reduced spread between biomass-based diesel prices and feedstock costs, partially offset by smaller risk management losses compared to the losses in 2018.
Average prices for lower-cost feedstocks used in our production were $0.27 and $0.26 per pound for the three and six months ended June 30, 2019, respectively, as compared to $0.26 per pound for both the three and six months ended June 30, 2018. Average soybean oil costs were $0.31 and $0.30 per pound for three and six months ended June 30, 2019, respectively, as compared to $0.30 and $0.33 per pound for the three and six months ended June 30, 2018, respectively. Average canola oil costs were $0.34 per pound for both the three and six months ended June 30, 2019, as compared to $0.35 per pound for both the three and six months ended June 30, 2018. We recorded risk management losses of $5.6 million and $28.3 million from our derivative financial instrument activity for the three and six months ended June 30, 2019, respectively, compared to risk management losses of $12.9 million and $15.3 million for the three and six months ended June 30, 2018, respectively. Costs of goods sold for separated RIN inventory sales were $7.3 million and $13.9 million for the three and six months ended June 30, 2019, respectively, and $11.0 million and $43.7 million for the three and six months ended June 30, 2018, respectively. We did not record a lower of cost or net realizable value write down on RINs in the 2019 periods, but recorded write downs of $3.0 million and $6.5 million during the three and six months ended June 30, 2018, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $26.9 million and $52.0 million for the three and six months ended June 30, 2019, or 5% of total revenue in each period and $24.5 million and $56.2 million, or 4% of total revenue, in the same periods of 2018. The $2.4 million, or 10%, increase in the three months ended June 30, 2019 compared to the same period in 2018 resulted primarily from higher legal and professional fees as well as information technology costs. SG&A expenses decreased $4.2 million, or 7%, in the first half of 2019 compared to 2018 primarily due to higher employee related compensation recorded in the first quarter of 2018 arising from the Company's strong financial performance in 2017.
Other income (expense), net. Other expense was $3.4 million and $7.1 million for the three and six months ended June 30, 2019, respectively, compared to other expense of $0.1 million and $0.2 million for the same respective periods in 2018. Other income (expense) is primarily comprised of change in value of contingent consideration, gain on debt extinguishment, gain from involuntary conversion, interest expense, interest income and other non-operating items. The gain from involuntary conversion related to the fire at our Madison facility and gain the partial extinguishment of the 2036 and 2019 Senior Convertible Notes, along with decreased interest expense due to the early extinguishment of debt, resulted in lower other expense for the three and six months ended June 30, 2018 as compared to 2019.
Income tax expense. We recognized an income tax benefit of $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively, as compared to tax expense of $3.8 million and $2.6 million for the same respective periods in 2018. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.0 million for the three and six months ended June 30, 2019 and $0.8 million and $6.2 million for the same respective periods in 2018.

Discontinued Operations:
Net loss from discontinued operations for the three and six months ended June 30, 2019 was attributable to the research and development activities at and expenses incurred related to the sale of the REG Life Sciences business. Net income from discontinued operations for the three and six months ended June 30, 2018 was mainly driven by the research and development activities at REG Life Sciences, offset by change in value of contingent consideration.
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
In the fourth quarter of 2018, the operations of REG Life Sciences have been classified as discontinued operations.  We have excluded the results from these discontinued operations from the calculation of Adjusted EBITDA. The corresponding prior period amounts have been reclassified to conform with the current period presentation. The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss) from continuing operations:

(In thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income (loss) from continuing operations	$(57,635)	$29,042	$(99,022)	$246,886
Adjustments:
Income tax (benefit) expense	(90)	3,835	(520)	2,632
Interest expense	3,737	4,925	7,956	9,576
Depreciation	9,142	9,004	18,241	17,743
Amortization of intangible assets	510	44	844	86
EBITDA	$(44,336)	$46,850	$(72,501)	$276,923
Gain on involuntary conversion	—	(454)	—	(4,454)
Gain on sale of assets	—	—	—	(990)
Change in fair value of contingent consideration	398	30	702	488
Loss (gain) on debt extinguishment	—	(2,337)	2	(2,105)
Other income, net	(691)	(2,067)	(1,545)	(2,292)
Impairment of assets	468	—	468	—
Straight-line lease expense	—	(3)	—	(36)
Executive severance	—	50	—	215
Non-cash stock compensation	1,824	2,203	3,177	3,997
Adjusted EBITDA excluding 2017 BTC allocation	$(42,337)	$44,272	$(69,697)	$271,746
Biodiesel tax credit (1)	—	—	—	(206,521)
Adjusted EBITDA	$(42,337)	$44,272	$(69,697)	$65,225

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
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2019, the total of our cash and cash equivalents and marketable securities was $61.6 million, compared to $174.5 million at December 31, 2018. At June 30, 2019, we had total assets of $1,037.4 million, compared to $1,107.1 million at December 31, 2018. At June 30, 2019, we had term debt before debt issuance costs of $116.8 million, compared to term debt of $185.8 million at December 31, 2018. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2019.
Our term debt (in thousands) is as follows:

	June 30, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$76,406	$75,477
2.75% Convertible Senior Notes, due in June 2019	—	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	7,924	8,964
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	8,061	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	7,058	7,185
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	17,350	18,948
Other	42	54
Total term debt before debt issuance costs	$116,841	$185,817
In addition, we had revolving debt (in thousands) as follows:

	June 30, 2019	December 31, 2018
Amount outstanding under lines of credit	$70,854	$14,250
Maximum available to be borrowed under lines of credit	$67,874	$114,889
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018.
In accordance with the indenture governing the 2019 Convertible Senior Notes, we elected to settle all conversions of each $1,000 principal amount of such Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock. On June 15, 2019, the 2019 Convertible Senior Notes matured. We paid $67.4 million in cash to settle the outstanding principal amount, and issued 1,902,781 treasury shares to settle the conversion value that was in excess of the principal.

On July 9, 2019, we entered into an agreement with the lenders of the M&L and Services Revolver to provide us the ability to increase the maximum borrowing amount on the line of credit to $175,000, or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019. This agreement is for a specified period from the date of the agreement through October 31, 2019.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months June 30,
	2019	2018
Cash (used in) provided by operating activities	$(72,932)	$311,538
Cash provided by (used in) investing activities	34,971	(23,127)
Cash used in financing activities	(24,040)	(143,963)
Net change in cash, cash equivalents and restricted cash	(62,001)	144,448
Cash, cash equivalents and restricted cash end of period	$64,597	$221,775
In the first half of 2019, we used $72.9 million of cash in operations, compared to $311.5 million of cash provided by operations in the first half of 2018. The increase in cash used in operations is largely driven by a net loss of $105.5 million, compared to a net income of $248.2 million for the six months ended June 30, 2018. The net income for the six months ended June 30, 2018 was primarily due to a net benefit of $206.5 million (after satisfaction of sharing arrangements) related to the reinstatement of the 2017 BTC. Payments of the 2017 BTC were received in the second quarter of 2018 which created a large in-flow of cash. Net income for the six months ended June 30, 2019 has been negatively impacted primarily by a significant reduction in average selling price per gallon compared to 2018. The net cash flows generated from investing activity in the first half of 2019 was primarily impacted by the maturities of marketable securities of $54.6 million, compared to no maturities in 2018, coupled with a decrease in cash paid for property, plant and equipment of $18.0 million, compared to $28.8 million in the first half of 2018. Cash flows used in financing activities for the six months ended June 30, 2019 were impacted primarily by the payment of $67.4 million upon maturity of the 2019 Convertible Senior Notes. This was offset largely by net borrowings on revolving line of credit of $54.5 million for the first six months of 2019. Cash used in financing activities for the same period in 2018 was primarily driven by $57.3 million of net repayments of borrowings on revolving line of credit. Additionally, financing activities for the first half of 2018 included $25.0 million used to repurchase treasury stock, $6.7 million used to repurchase $6.3 million principal amount of the 2019 Convertible Senior Notes and $41.8 million used to repurchase $24.5 million principal amount of the 2036 Convertible Senior Notes.
Capital expenditures. During the six months ended June 30, 2019, our capital expenditures were $18.0 million involving various plant optimization projects, the majority of which were at the Houston, Seneca and Geismar facilities. During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. Our budgeted capital expenditures for 2019 were between $65.0 million and $75.0 million and we carefully manage our capital investments in response to the market environment. We continue to invest in plant optimization projects, environmental, health and safety projects and plant maintenance across a variety of facilities. This budgeted amount does not include potential investments under evaluation in a potential joint venture with Phillips 66 to construct a renewable diesel production facility in Washington state or in the possible expansion of production capacity at our renewable diesel facility in Geismar, Louisiana.
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

Commodity Price Risk
Over the period from January 2017 through June 30, 2019, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $1.31 per gallon in June 2017, with prices averaging $1.88 per gallon during this period. Over the period January 2017 to June 30, 2019, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.36 per pound, or $2.69 per gallon of biodiesel, in January 2017, to a low of $0.26 per pound, or $1.98 per gallon, in May 2019, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.31 per pound, or $2.33 per gallon. Over the period from January 2017 through June 30, 2019, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in September 2017 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2017 through June 30, 2019, RIN prices (based on prices from OPIS) have ranged from a high of $1.17 in August 2017 to a low of $0.31 in October 2018, with sales prices averaging $0.71 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first six months of 2019. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First half of 2019 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	359.8	gallons	10%	$(96.4)	(243.72)%
Total Lower Cost Feedstocks	1,357.4	pounds	10%	$(35.3)	(89.2)%
Total Canola Oil	275.9	pounds	10%	$(9.4)	(23.7)%
Total Soy Oil	296.2	pounds	10%	$(8.9)	(22.5)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and inedible corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $9.7 million at June 30, 2019. A 10% adverse change in the price of CBOT Soybean Oil and NYMEX Natural Gas would have had an immaterial impact on our gross margin at June 30, 2019.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the six months months ended June 30, 2019 was 4.43%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, June 30, 2019. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended June 30, 2019 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The petroleum industry is strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for biomass-based diesel was set at steadily rising levels beginning at 1.0 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO was constrained from 2017 through 2019, as the biomass-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020, the EPA set the biomass-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO has been proposed at 5.04 billion gallons which represents zero growth in the advance biofuels category after taking into account the increase in the cellulosic volumes. We believe that growth in the annual RVOs strongly influences our ability to grow our business and supports the price of our fuel through the RINs. The EPA's future decisions regarding the RVO will significantly influence our revenues and profit margins.
The RFS2 also grants to the EPA authority to grant small refiner waivers, waiving a qualifying refiner's obligation based on a determination that the program is causing severe economic harm to that refinery. The table below summarizes the small refiner waiver petitions requested, granted, denied or pending and the impacted volumes as of June 24, 2019, according to the EPA's website:

	2018	2017	2016	2015
Petitions received	40	37	20	14
Petitions granted	—	35	19	7
Petitions denied or withdrawn	2	1	—	7
Petitions pending	38	1	1	—
Estimated volume of fuel exempted (million gallons)	—	17,050	7,841	3,070
Estimated RVO Exempted (million RINs)	—	404	157	49
Estimated RVO Exempted (% of Advanced biofuels RVOs)	—%	9.4%	4.3%	1.7%
We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years impacted the demand for and price of RINs as the average price of D4 RINs fell from $0.82 to $0.55 during 2018 and from $0.55 to $0.42 during the first half of 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
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
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for any subsequent periods. As a result, the BTC has not been in effect since January 1, 2018. As was the case in previous periods when the BTC was not in effect, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. Whether the BTC will be reinstated for 2018, 2019 or future years will have a very significant impact on our results of operations and financial condition. Reinstatement of the BTC for 2017 resulted in a $205 million net benefit (after satisfaction of sharing arrangements) to our net income in the first quarter of 2018 and to our Adjusted EBITDA for 2017. We estimate that if the BTC is reinstated for 2019 and 2018 on the same terms as in 2017, the net benefits to our Adjusted EBITDA for business conducted in the three and six months ended June 30, 2019, would be approximately $81 million and $136 million, respectively. The estimated amount for the year ended December 31, 2018 would be approximately $237 million.
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
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under California's Low Carbon Fuel Standard ("LCFS") were approximately $255.7 million in the first half of 2019. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our renewable fuel. In 2018, LCFS credit prices increased from $116 per credit on January 2, 2018 to $195 per credit on December 31, 2018. In the first half of 2019, LCFS credit prices were in the range of $175 to $197 per credit. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If the value of LCFS credits were to materially decrease as a result of greater supply or reduced demand for LCFS credits, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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

Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which is volatile and can cause our results of operations to fluctuate substantially.
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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices ranged from a low of $1.70 per gallon to a high of $2.12 per gallon in the first half of 2019. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS fluctuated in the first half of 2019, ranging from $0.32 to $0.58 per RIN per gallon, while in 2018, RIN per gallon prices ranged from $0.31 to $0.91 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value we are able to capture for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.20 in 2017, $1.38 in 2018 and $1.01 in the first half of 2019, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago

Board of Trade, was $0.64 in 2017, $0.76 in 2018 and $0.63 in the first half of 2019, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year from 2016 to 2018, approximately 72%, 73% and 77%, respectively, of our annual total feedstock usage was inedible corn oil, used cooking oil or inedible animal fat, and approximately 28%, 27% and 23%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock costs narrows, our profitability will be harmed.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as inedible corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ultra-low sulfur diesel ("ULSD"). The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts, as well as the cumulative sum of the obligations we assume under these contracts.
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $28.3 million from our derivative financial instrument trading activity for the first half of 2019, compared to risk management losses of $15.3 million for the first half of 2018. At June 30, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 50 million gallons, 3 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $9.7 million on the fair value of these instruments at June 30, 2019. A 10% positive change in the price of CBOT Soybean Oil would have had an immaterial positive effect on the fair value of these instruments at June 30, 2019. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operations may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, ("Pilot"), the largest operator of travel centers in North America, accounted for 8%, 9% and 8% of our revenues in the first half of 2019, and the full years of 2018, and 2017, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 0.5%, 2% and 9% of our total sales in the first half of 2019, and the full years of 2018 and 2017, respectively, based on the OPIS average RIN and LCFS prices for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
We store fuel in above ground storage tanks and transport fuel in our own trucks as well as with third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, traffic accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018 and ending the year around one dollar and fifty cents per gallon. During the first half of 2019, diesel prices were just below two dollars per gallon on average.

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
At June 30, 2019, our total term debt before debt issuance costs was $116.8 million. This includes $76.4 million aggregate carrying value on our $96.3 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At June 30, 2019, our total term debt also includes borrowings at our Danville facility of $7.9 million, at our Ralston facility of $17.4 million, at our Grays Harbor facility of $8.1 million and at REG Capital LLC. of $7.1 million.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2036 Convertible Senior Notes, depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our existing or future indebtedness will depend on the conditions in the capital markets and our financial condition prior to maturity of the indebtedness.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of June 30, 2019, we had $67.9 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to repurchase the convertible notes.
Holders of the 2036 Convertible Senior Notes will have the right to require us to repurchase their 2036 Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
Holders of the 2036 Convertible Senior Notes will also have the right to require us to repurchase their notes on each of June 15, 2021, June 15, 2026 and June 15, 2031 at a repurchase price generally equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
In addition, holders of the 2036 Convertible Senior Notes have the right to convert their notes during any calendar quarter when the last reported sale price of our common stock for 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of $14.01.
For the 2036 Convertible Senior Notes, our current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company's option in cash, stock or a combination of cash and stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2036 Convertible Senior Notes upon a fundamental change or to settle conversion of the 2036 Convertible Senior Notes in cash.
In addition, our ability to repurchase the 2036 Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2036 Convertible Senior Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture governing the 2036 Convertible Senior Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes.

Certain provisions in the indenture governing the 2036 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2036 Convertible Senior Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2036 Convertible Senior Notes will have the right to require us to repurchase their 2036 Convertible Senior Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2036 Convertible Senior Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2036 Convertible Senior Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of June 30, 2019, availability under the M&L and Services Revolver was approximately $67.9 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.

As of June 30, 2019, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.331, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June 30, 2019 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
10.1
Amendment No. 13 to Credit Agreement, dated as of July 9, 2019, by and among Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 11, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 7, 2019	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2019	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 7, 2019	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)