Form 10-Q
period 2019-09-30
Renewable Energy Group, Inc.
filed 2019-11-06
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

As of October 31, 2019, the registrant had 38,964,276 shares of Common Stock outstanding.

3

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,093	$123,575
Marketable securities	—	50,932
Accounts receivable (net of allowance for doubtful accounts of $762 and $673, respectively)	81,015	74,551
Inventories	163,451	168,900
Prepaid expenses and other assets	40,631	41,169
Restricted cash	3,000	3,000
Current assets held for sale	—	3,250
Total current assets	352,190	465,377
Property, plant and equipment, net	586,305	590,723
Right of use assets	41,799	—
Goodwill	16,080	16,080
Intangible assets, net	12,405	13,646
Other assets	22,747	21,270
TOTAL ASSETS	$1,031,526	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$97,137	$14,250
Current maturities of long-term debt	7,440	149,006
Current maturities of operating lease obligations	18,461	—
Accounts payable	95,400	95,866
Accrued expenses and other liabilities	27,081	35,256
Deferred revenue	954	300
Total current liabilities	246,473	294,678
Unfavorable lease obligation	—	2,259
Deferred income taxes	7,238	8,410
Long-term debt (net of debt issuance costs of $3,020 and $3,390, respectively)	104,847	33,421
Long-term operating lease obligations	33,834	—
Other liabilities	1,516	3,075
Total liabilities	393,908	341,843
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,964,276 and 37,318,942 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	446,435	451,427
Retained earnings	299,281	427,244
Accumulated other comprehensive income	(2,640)	(1,656)
Treasury stock (10,402,635 and 11,524,975 shares outstanding, respectively)	(105,463)	(111,767)
Total equity	637,618	765,253
TOTAL LIABILITIES AND EQUITY	$1,031,526	$1,107,096
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES:
Biomass-based diesel sales	$556,914	$568,174	$1,552,139	$1,394,044
Separated RIN sales	26,762	26,867	68,821	100,232
Biomass-based diesel government incentives	512	944	1,510	367,144
	584,188	595,985	1,622,470	1,861,420
Other revenue	184	339	754	1,806
	584,372	596,324	1,623,224	1,863,226
COSTS OF GOODS SOLD:
Biomass-based diesel	548,819	535,376	1,613,365	1,451,560
Separated RINs	11,469	9,789	25,336	53,538
Other costs of goods sold	8	—	11	—
	560,296	545,165	1,638,712	1,505,098
GROSS PROFIT (LOSS)	24,076	51,159	(15,488)	358,128
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,629	20,985	76,639	77,151
RESEARCH AND DEVELOPMENT EXPENSE	133	947	518	2,008
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	11,145	—	11,613	—
INCOME (LOSS) FROM OPERATIONS	(11,831)	29,227	(104,258)	278,969
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	136	(185)	(566)	(673)
Gain (loss) on debt extinguishment	—	788	(2)	2,893
Gain on involuntary conversion	—	—	—	4,454
Other income, net	179	499	1,724	3,779
Interest expense	(2,866)	(4,003)	(10,822)	(13,579)
	(2,551)	(2,901)	(9,666)	(3,126)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(14,382)	26,326	(113,924)	275,843
INCOME TAX BENEFIT (EXPENSE)	629	(854)	1,149	(3,486)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,753)	25,472	(112,775)	272,357
NET INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 4)	(2,193)	(469)	(8,672)	885
NET INCOME (LOSS) TO THE COMPANY	$(15,946)	$25,003	$(121,447)	$273,242
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	—	673	—	6,976
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(13,753)	$24,799	$(112,775)	$265,381
LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON DISCONTINUED OPERATIONS	—	—	—	23
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO THE COMPANY’S COMMON STOCKHOLDERS	$(2,193)	$(469)	$(8,672)	$862
Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.35)	$0.67	$(2.96)	$7.02
Discontinued operations	$(0.06)	$(0.01)	$(0.23)	$0.02
Net income (loss) per share	$(0.41)	$0.65	$(3.19)	$7.04
Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.35)	$0.55	$(2.96)	$6.18
Discontinued operations	$(0.06)	$(0.01)	$(0.23)	$0.02
Net income (loss) per share	$(0.41)	$0.53	$(3.19)	$6.20
Weighted-average shares used to compute basic net income (loss) per share attributable to common stockholders:
Basic	38,959,606	37,270,928	38,060,782	37,815,598
Weighted-average shares used to compute diluted net income (loss) per share attributable to common stockholders:
Continuing operations	38,959,606	45,503,371	38,060,782	42,910,528
Discontinued operations	38,959,606	37,270,928	38,060,782	42,910,528
Net income (loss)	38,959,606	45,503,371	38,060,782	42,910,528
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$(15,946)	$25,003	$(121,447)	$273,242
Unrealized gains on marketable securities, net of taxes of $0 and $0, respectively	—	(31)	—	(31)
Foreign currency translation adjustments	(1,017)	(338)	(984)	(1,442)
Other comprehensive loss	(1,017)	(369)	(984)	(1,473)
Comprehensive income (loss) attributable to the Company	$(16,963)	$24,634	$(122,431)	$271,769
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$567,582
Conversion of restricted stock units to common stock (net of 51,995 shares of treasury stock purchased)	127,470	—	—	—	—	(621)	(621)
Settlement of stock appreciation rights in common stock (net of 14,558 shares of treasury stock purchased)	33,463	—	—	—	—	(172)	(172)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	85
Convertible debt extinguishment impact (net of tax impact of $68)	—	—	(440)	—	—	—	(440)
Treasury stock purchases	(641,601)	—	—	—	—	(7,828)	(7,828)
Stock compensation expense	—	—	1,794	—	—	—	1,794
Other comprehensive income	—	—	—	—	719	—	719
Net income	—	—	—	214,389	—	—	214,389
BALANCE, March 31, 2018	38,342,069	$5	$517,058	$349,317	$997	$(91,869)	$775,508
Conversion of restricted stock units to common stock (net of 88,651 shares of treasury stock purchased)	149,362	—	—	—	—	(1,516)	(1,516)
Settlement of stock appreciation rights in common stock (net of 28,036 shares of treasury stock purchased)	63,549	—	(95)	—	—	(485)	(580)
Convertible debt extinguishment impact (net of tax impact of $2,267)	—	—	(23,634)	—	—	—	(23,634)
Treasury stock purchases	(1,296,243)	—	—	—	—	(17,220)	(17,220)
Stock compensation expense	—	—	2,203	—	—	—	2,203
Other comprehensive income	—	—	—	—	(1,823)	—	(1,823)
Net income	—	—	—	33,850	—	—	33,850
BALANCE, June 30, 2018	37,258,737	$5	$495,532	$383,167	$(826)	$(111,090)	$766,788
Conversion of restricted stock units to common stock (net of 1,805 shares of treasury stock purchased)	13,301	—	—	—	—	(88)	(88)
Settlement of stock appreciation rights in common stock (net of 577 shares of treasury stock purchased)	27,666	—	(109)	—	—	(325)	(434)
Convertible debt extinguishment impact (net of tax impact of $875)	—	—	(10,032)	—	—	—	(10,032)
Stock compensation expense	—		1,227	—	—	—	1,227
Other comprehensive income	—	—	—	—	(369)	—	(369)
Net income	—	—	—	25,003	—	—	25,003
BALANCE, September 30, 2018	37,299,704	$5	$486,618	$408,170	$(1,195)	$(111,503)	$782,095

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241
Conversion of restricted stock units to common stock (net of 805 shares of treasury stock purchased)	58,759	—	—	—	—	(518)	(518)
Settlement of stock appreciation rights in common stock (net of 2,274 shares of treasury stock purchased)	4,631	—	(7)	—	—	(17)	(24)
Settlement of 2019 Convertible Senior Notes conversion premium	1,902,781	—	(18,779)	—	—	18,779	—
Termination of capped call options	(625,558)	—	8,952	—	—	(8,952)	—
Stock compensation expense	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	395	—	395
Net loss	—	—	—	(62,097)	—	—	(62,097)
BALANCE, June 30, 2019	38,958,744	$5	$444,636	$315,227	$(1,623)	$(105,424)	$652,821
Conversion of restricted stock units to common stock (net of 1,775 shares of treasury stock purchased)	3,557	—	—	—	—	(39)	(39)
Settlement of stock appreciation rights in common stock (net of 1,042 shares of treasury stock purchased)	1,975	—	(5)	—	—	—	(5)
Stock compensation expense	—	—	1,804	—	—	—	1,804
Other comprehensive loss	—	—	—	—	(1,017)	—	(1,017)
Net loss	—	—	—	(15,946)	—	—	(15,946)
BALANCE, September 30, 2019	38,964,276	$5	$446,435	$299,281	$(2,640)	$(105,463)	$637,618

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,447)	$273,242
Net income (loss) from discontinuing operations	(8,672)	885
Net income (loss) from continuing operations	(112,775)	272,357
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	27,349	26,720
Amortization expense of assets and liabilities, net	16,170	958
Gain on involuntary conversion	—	(4,454)
Accretion of convertible note discount	2,561	3,846
Amortization of marketable securities	(146)	(45)
Change in fair value of contingent consideration	566	673
Gain on sale of assets	—	(964)
(Gain) loss on debt extinguishment	2	(2,893)
Provision for doubtful accounts	17	224
Impairment of property, plant and equipment	11,613	—
Stock compensation expense	4,981	5,224
Deferred tax expense	(1,159)	3,408
Other operating activities	212	602
Changes in assets and liabilities:
Accounts receivable, net	(7,227)	(146)
Inventories	5,437	(6,119)
Prepaid expenses and other assets	2,947	32,182
Accounts payable	(6,694)	17,988
Accrued expenses and other liabilities	1,952	(9,215)
Operating lease obligations	(13,778)	—
Deferred revenue	655	(745)
Net cash flows (used in) provided by operating activities - continuing operations	(67,317)	339,601
Net cash flows used in operating activities - discontinuing operations	(9,832)	(11,050)
Cash (used in) provided by operating activities	(77,149)	328,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(3,478)	(52,878)
Cash received from maturities of marketable securities	54,584	—
Cash receipts for involuntary conversion	—	4,454
Cash paid for purchase of property, plant and equipment	(31,088)	(37,581)
Cash receipts for sale of assets	—	1,625
Cash paid for acquisitions and additional interests, net of cash acquired	—	(4,801)
Cash paid for investments	(2,713)	—
Net cash flows provided by (used in) investing activities - continuing operations	17,305	(89,181)
Net cash flows provided by (used in) investing activities - discontinuing operations	3,100	(335)
Cash provided by (used in) investing activities	20,405	(89,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on revolving line of credit	77,758	(57,288)
Borrowings on other lines of credit	66,186	55,047
Repayments on other lines of credit	(60,918)	(56,165)
Cash received from notes payable	—	14,034
Cash paid on notes payable	(73,067)	(74,788)
Cash paid for debt issuance costs	(70)	(532)
Cash paid for treasury stock	—	(25,048)
Cash paid for contingent consideration settlement	(9,003)	(8,746)
Cash received on partial termination of capped call options	—	85
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,517)	(3,411)
Net cash flows used in financing activities - continuing operations	(2,631)	(156,812)
Net cash flows used in financing activities - discontinuing operations	—	—
Cash used in financing activities	(2,631)	(156,812)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(59,375)	82,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	126,575	77,627
Effect of exchange rate changes on cash	(107)	(218)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$67,093	$159,632
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,515	$612
Cash paid for interest	$6,007	$7,500
Leased assets obtained in exchange for new operating lease liabilities	$11,347	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$7,824	$2,117
Contingent consideration for acquisitions	$—	$482
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$(18,779)	$—
Receipt in treasury stock for settlement of capped call options	$8,952	$—
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2019 and 2018
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
As of September 30, 2019, the Company owns and operates a network of thirteen biorefineries, with eleven locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of lower-cost feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery. The plant's nameplate capacity was 15 mmgy which has reduced the Company's overall nameplate capacity to 505 mmgy.
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
As of September 30, 2019 and 2018, current restricted cash was $3,000, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in regards to the Condensed Consolidated Statements of Cash Flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$64,093	$156,632
Restricted cash	3,000	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$67,093	$159,632

Marketable Securities
The Company’s marketable securities were classified as available-for-sale and were reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. There were no marketable securities as of September 30, 2019 as the balance was utilized to settle the 2019 Senior Convertible Notes at maturity on June 15, 2019. Refer to "Note 7 - Debt" for further detail.
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
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At September 30, 2019 and December 31, 2018, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Goodwill
Goodwill is tested for impairment annually as of July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting segments. At September 30, 2019 and 2018, the Company had $16,080 of goodwill in the Services segment. As a result of the annual impairment test performed as of July 31, 2019, the Company determined that the fair value of the Services segment exceeded its carrying value by approximately 5%. No impairment of goodwill was recorded during the quarter ended September 30, 2019 or 2018.

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
During the third quarter of 2019, the Company recorded impairment charges of $11,145 related to its New Boston facility's property, plant and equipment assets resulting from the closing of the plant and the unlikelihood that the plant will be reopened in the near future due to the deteriorating economic conditions uniquely facing the plant. The impairment charge reflected the difference between the carrying amount and the estimated fair value. The fair value was determined based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence. This method of assigning fair value to each asset type and aggregating those values represents a Level 3 asset measurement in determining the fair value on a nonrecurring basis subsequent to its original recognition.

Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three and nine months ended September 30, 2019 the Company made no repurchases of the 2036 Convertible Senior Notes. For the three and nine months ended September 30, 2018, the Company used $17,583 to repurchase $10,000 principal amount and $59,346 to repurchase $34,500 principal amount of the 2036 Convertible Senior Notes, respectively. See "Security Repurchase Programs" below.
In June 2014, the Company issued $143,800 aggregate principal amount of 2.75% convertible senior notes due in 2019 (the "2019 Convertible Senior Notes"). During the three months ended September 30, 2018, the Company made no repurchases of the 2019 Convertible Senior Notes. During the nine months ended September 30, 2018, the Company used $6,689 under the 2017 Program (defined below in "Security Repurchase Programs") to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes. On June 15, 2019, the 2019 Convertible Senior Notes matured. The Company elected to settle the principal balance with cash and the excess conversion amount was satisfied by the Company issuing shares from treasury stock. 1,902,781 shares of treasury stock were issued at settlement.
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

Security Repurchase Programs
In December 2017, June 2018 and January 2019, the Company's Board of Directors approved a repurchase program, each of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program","2018 Program", and "2019 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The Company made no repurchases of shares of common stock or convertible notes during the three or nine months ended September 30, 2019.
The table below sets out the information regarding the activities under the 2017 Program and 2018 Program during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018				Nine months ended September 30, 2018
	Number of shares/ Principal amount in 000's	December 2017 Program	June 2018 Program	Both Programs	Number of shares/Principal amount in 000's	December 2017 Program	June 2018 Program	Both Programs
Repurchases of shares of common stock	—	$—	$—	$—	1,937,844	$25,048	$—	$25,048
2019 Senior Convertible Notes Repurchases	$—	$—	$—	$—	$6,311	$6,689	$—	$6,689
2036 Senior Convertible Notes Repurchases	$10,000	$1,500	$16,083	$17,583	$34,500	$43,263	$16,083	$59,346

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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended September 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$448,471	$—	$—	$(11,361)	$437,110
Petroleum diesel sales	—	—	54,201	—	54,201
Other biomass-based diesel revenue	65,603	—	—	—	65,603
Separated RIN sales	26,762	—	—	—	26,762
Other revenues	—	28,042	—	(27,858)	184
Total revenues from contracts with customers	$540,836	$28,042	$54,201	$(39,219)	$583,860
Biomass-based diesel government incentives	512	—	—	—	512
Total revenues	$541,348	$28,042	$54,201	$(39,219)	$584,372

Three months ended September 30, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$472,881	$—	$—	$(5,798)	$467,083
Petroleum diesel sales	—	—	54,176	—	54,176
Other biomass-based diesel revenue	46,915	—	—	—	46,915
Separated RIN sales	26,867	—	—	—	26,867
Other revenues	—	21,649	—	(21,310)	339
Total revenues from contracts with customers	$546,663	$21,649	$54,176	$(27,108)	$595,380
Biomass-based diesel government incentives	944	—	—	—	944
Total revenues	$547,607	$21,649	$54,176	$(27,108)	$596,324

	Reportable Segments
Nine months ended September 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$1,195,171	$—	$—	$(14,136)	$1,181,035
Petroleum diesel sales	—	—	216,288	—	216,288
Other biomass-based diesel revenue	154,816	—	—	—	154,816
Separated RIN sales	68,821	—	—	—	68,821
Other revenues	—	71,764	—	(71,010)	754
Total revenues from contracts with customers	$1,418,808	$71,764	$216,288	$(85,146)	$1,621,714
Biomass-based diesel government incentives	1,510	—	—	—	1,510
Total revenues	$1,420,318	$71,764	$216,288	$(85,146)	$1,623,224

Nine months ended September 30, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,121,250	$—	$—	$(28,564)	$1,092,686
Petroleum diesel sales	—	—	172,210	—	172,210
Other biomass-based diesel revenue	129,148	—	—	—	129,148
Separated RIN sales	100,232	—	—	—	100,232
Other revenues	—	74,387	—	(72,581)	1,806
Total revenues from contracts with customers	$1,350,630	$74,387	$172,210	$(101,145)	$1,496,082
Biomass-based diesel government incentives	367,144	—	—	—	367,144
Total revenues	$1,717,774	$74,387	$172,210	$(101,145)	$1,863,226

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Accounts receivable	$81,015	$74,551
Short-term contract liabilities (deferred revenue)	$(954)	$(300)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and nine months ended September 30, 2019 and 2018 are as follows:

	July 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2019
Deferred revenue	$4,536	$6,984	$10,566	$—	$954

	July 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2018
Deferred revenue	$161	$5,772	$4,461	$—	$1,472
Payables to customers related to BTC	40,935	(31,781)	—	—	9,154
	$41,096	$(26,009)	$4,461	$—	$10,626

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2019
Deferred revenue	$300	$47,331	$46,677	$—	$954

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2018
Deferred revenue	$2,218	$19,575	$20,318	$(3)	$1,472
Payables to customers related to BTC	—	(141,622)	(144,944)	5,832	9,154
	$2,218	$(122,047)	$(124,626)	$5,829	$10,626

Discontinued Operations
Income (loss) from discontinued operations mainly relates to the research and development activities and the sale of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following the Company's decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the Company entered into a sale and purchase agreement to sell REG Life Sciences core assets and business. During the three months ended September 30, 2019, the Company continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. The Company does not expect future such costs to be material. See "Note 4 - Discontinued Operations" for further details.
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
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company believes that the ASU 2017-12 will allow more of its derivative contracts to qualify for hedge accounting elections. The Company adopted ASU 2017-12 effective January 1, 2019, and changes in fair value of derivatives continue to be recognized in current period earnings for the three and nine months ended September 30, 2019.
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
NOTE 3 — INVENTORIES
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$65,572	$40,348
Work in process	4,355	3,840
Finished goods	93,524	124,712
Total	$163,451	$168,900

Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2019 and December 31, 2018.
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
REG Life Sciences' results for all periods and for the three and nine months ended September 30, 2019 are classified as discontinued operations. There was no income tax impact from discontinued operations for all periods.

Loss on Discontinued Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Other revenues	$—	$1,429	$—	$3,929
Other costs of goods sold	—	(1,173)	—	(3,454)
Research and development expense	(2,257)	(5,476)	(7,475)	(13,498)
Other income, net	64	4,751	53	13,908
Loss on sale of assets	—	—	(1,250)	—
Pre-tax income (loss) from discontinued operations	(2,193)	(469)	(8,672)	885
Income tax expense	—	—	—	—
Net income (loss) on discontinued operations	$(2,193)	$(469)	$(8,672)	$885

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities Included in Assets and Liabilities Held for Sale:

	September 30, 2019	December 31, 2018
Machinery and equipment, net	$—	$824
In-process research and development	—	13,652
Impairment recognized on assets classified as held for sale	—	(11,226)
Total assets classified as held for sale	$—	$3,250

NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2019	December 31, 2018
Commodity derivatives and related collateral, net	$5,346	$13,799
Prepaid expenses	19,943	19,328
Deposits	3,463	2,123
RIN inventory	6,095	2,000
Taxes receivable	2,659	2,991
Other	3,125	928
Total	$40,631	$41,169

RIN inventory values were adjusted in the amounts of $0 and $630 at September 30, 2019 and December 31, 2018, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	September 30, 2019	December 31, 2018
Investments	$15,766	$13,053
Spare parts inventory	2,680	2,680
Catalysts	1,453	1,989
Deposits	552	381
Other	2,296	3,167
Total	$22,747	$21,270

NOTE 6— INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,245)	$2,985
Renewable diesel technology	8,300	(2,951)	5,349
Ground lease	200	(168)	32
Acquired customer relationships	4,747	(1,412)	3,335
Trademarks	704	—	704
Total intangible assets	$20,181	$(7,776)	$12,405

	December 31, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,866)	$3,364
Renewable diesel technology	8,300	(2,536)	5,764
Ground lease	200	(157)	43
Acquired customer relationships	4,747	(976)	3,771
Trademarks	704	—	704
Total intangible assets	$20,181	$(6,535)	$13,646

The Company recorded intangible amortization expense of $397 and $1,241 for the three and nine months ended September 30, 2019 and $334 and $985 for the three and nine months ended September 30, 2018, respectively.
The estimated intangible asset amortization expense for the remainder of 2019 through 2025 and thereafter is as follows:

October 1, 2019 through December 31, 2019	$474
2020	1,684
2021	1,689
2022	1,683
2023	1,690
2024	1,697
2025 and thereafter	3,488
Total	$12,405

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	September 30, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$76,874	$75,477
2.75% Convertible Senior Notes, matured and paid in June 2019	—	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	7,300	8,964
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	16,665	18,948
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,438	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,994	7,185
Other	36	54
Total term debt before debt issuance costs	115,307	185,817
Less: Current portion of long-term debt	7,440	149,006
Less: Debt issuance costs (net of accumulated amortization of $1,083 and $3,813, respectively)	3,020	3,390
Total long-term debt	$104,847	$33,421

2019 Convertible Senior Notes
In June 2014, the Company issued $143,800 in convertible senior notes (the "2019 Convertible Senior Notes") with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Senior Notes bore interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014. The initial conversion rate was 75.3963 shares of Common Stock per $1,000 principal amount of 2019 Convertible Senior Notes, which represented an initial conversion price of approximately $13.26 per share.
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
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the 2019 Convertible Senior Notes, with a strike price equal to the conversion price of the 2019 Convertible Senior Notes and with a cap price equal to $16.02 per share. As part of the settlement of the 2019 Convertible Senior Notes, the Company settled all related capped call options in June 2019 and received 625,558 shares of common stock. The impact of this transaction, net of tax, was reflected as an addition to Additional Paid-in Capital as presented in the Condensed Consolidated Statements of Stockholders' Equity.

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of December 31, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on the Company's Condensed Consolidated Balance Sheets at December 31, 2018. As of September 30, 2019, the 2036 Convertible Senior Notes were reclassified to a non-current liability as the early conversion event was no longer met.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 2.45%.
Lines of Credit And Subsequent Event
The following table shows the Company's lines of credit:

	September 30, 2019	December 31, 2018
Amount outstanding under lines of credit	$97,137	$14,250
Maximum available to be borrowed under lines of credit	$36,291	$114,889

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
On July 9, 2019 the M&L and Services Revolver was amended to allow, through October 31, 2019, the maximum aggregate amount of the revolving commitments to be increased at the Company's option, to $175,000 or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019.
On November 4, 2019 the M&L and Services Revolver was amended to allow, through April 30, 2020, the maximum aggregate amount of the revolving commitments to be increased at the Company's option, to $175,000 or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019 and/or 2020.

REG Germany has a trade finance facility agreement ("Uncommitted Credit Facility Agreement") with BNP Paribas, which allows it to borrow up to $25,000 for funding the purchase of goods and services. Amounts outstanding under the Uncommitted Credit Facility Agreement bear variable interest and are payable as stipulated in the agreement. The amount that can be borrowed under the agreement can be amended, cancelled or restricted at BNP Paribas's sole discretion and therefore is not included in the maximum available to be borrowed under lines of credit above. The Uncommitted Credit Facility Agreement contains various loan covenants that require REG Germany to maintain certain financial measures. At September 30, 2019, the nominal interest rates ranged from 1.50% to 4.39% per annum.
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
The following table summarizes information about the Company's lease expense for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease expense:
Operating lease expense	$6,098	$17,148
Variable lease expenses	225	901
Short-term and other lease expenses	190	1,144
Total lease expense	$6,513	$19,193

The weighted-average remaining lease term for the Company's operating leases is 5.71 years at September 30, 2019. The weighted-average discount rate for the Company's operating leases is 4.68% as of September 30, 2019.

For each of the next five calendar years and thereafter, future minimum lease payments and scheduled maturities under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Total payments	Less: Discount	Operating lease obligation
October 1, 2019 through December 31, 2019	$6,019	$548	$5,471
2020	18,176	1,749	16,427
2021	13,960	1,083	12,877
2022	4,580	715	3,865
2023	3,434	571	2,863
2024	2,066	474	1,592
2025 and thereafter	11,601	2,401	9,200
Total	$59,836	$7,541	$52,295

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents the Company's future minimum lease payments for operating leases under ASC Topic 840 at December 31, 2018:

Total Payments
2019	$20,326
2020	14,063
2021	10,643
2022	3,162
2023	2,406
2024 and thereafter	13,736
Total minimum payments	$64,336

NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 18 million gallons, 75 million pounds and 2 million million British thermal units, respectively.
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

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$1,176	$987	$11,843	$1,799
Cash collateral	5,157	—	3,755	—
Total gross amount recognized	6,333	987	15,598	1,799
Gross amounts offset	(987)	(987)	(1,799)	(1,799)
Net amount reported in the condensed consolidated balance sheets	$5,346	$—	$13,799	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$3,187	$(7,527)	$(25,123)	$(22,874)

NOTE 10 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$189	$163	$26	$—
Contingent considerations for acquisitions	$(1,424)	—	—	(1,424)
	$(1,235)	$163	$26	$(1,424)

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$22,872	$—	$22,872	$—
Corporate bonds	$28,060	—	28,060	—
Commodity contract derivatives	$10,044	499	9,545	—
Contingent considerations for acquisitions	$(9,861)	—	—	(9,861)
	$51,115	$499	$60,477	$(9,861)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2019	2018
Balance at beginning of period, January 1	$9,861	$20,485
Change in estimates included in earnings	304	459
Settlements	(3,316)	(2,813)
Balance at end of period, March 31	$6,849	$18,131
Change in estimates included in earnings	398	30
Settlements	(2,812)	(2,846)
Balance at end of period, June 30	$4,435	$15,315
Fair value of contingent consideration at measurement date	—	482
Change in estimates included in earnings	(136)	185
Settlements	(2,875)	(3,087)
Balance at end of period, September 30	$1,424	$12,895

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2019		As of December 31, 2018
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(212,444)	$(275,400)	$(200,067)	$(410,564)

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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Stock appreciation rights	952,170	—	985,745	—
2019 Convertible Senior Notes	—	3,045,781	—	4,225,737
2036 Convertible Senior Notes	8,937,353	7,282,194	8,937,353	9,841,639
Total	9,889,523	10,327,975	9,923,098	14,067,376

The following table presents the calculation of diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income (loss) from continuing operations attributable to the Company’s common stockholders - Basic	$(13,753)	$24,799	$(112,775)	$265,381
Plus (less): effect of participating securities	—	673	—	6,976
Net income (loss) attributable to common stockholders	(13,753)	25,472	(112,775)	272,357
Less: effect of participating securities	—	(673)	—	(6,976)
Net income (loss) from continuing operations attributable to the Company's common stockholders - Diluted	$(13,753)	$24,799	$(112,775)	$265,381

Net income (loss) from discontinued operations attributable to the Company’s common stockholders - Basic	$(2,193)	$(469)	$(8,672)	$862
Plus (less): effect of participating securities	—	—	—	23
Net income (loss) attributable to common stockholders	(2,193)	(469)	(8,672)	885
Less: effect of participating securities	—	—	—	(23)
Net income (loss) from discontinued operations attributable to the Company's common stockholders - Diluted	$(2,193)	$(469)	$(8,672)	$862

Net income (loss) attributable to the Company's common stockholders - Basic	$(15,946)	$24,343	$(121,447)	$266,243
Plus (less): effect of participating securities	—	660	—	6,999
Net income (loss) attributable to common stockholders	(15,946)	25,003	(121,447)	273,242
Less: effect of participating securities	—	(660)	—	(6,999)
Net income (loss) attributable to the Company's common stockholders - Diluted	$(15,946)	$24,343	$(121,447)	$266,243

Shares:
Weighted-average shares used to compute basic net income (loss) per share	38,959,606	37,270,928	38,060,782	37,815,598
Adjustment to reflect conversion of convertible notes	—	7,648,408	—	4,673,989
Adjustment to reflect stock appreciation right conversions	—	584,035	—	420,941
Weighted-average shares used to compute diluted net income (loss) per share	38,959,606	45,503,371	38,060,782	42,910,528

Net income (loss) per share attributable to common stockholders - Diluted
Continuing operations	$(0.35)	$0.55	$(2.96)	$6.18
Discontinued operations	$(0.06)	$(0.01)	$(0.23)	$0.02
Diluted net income (loss)	$(0.41)	$0.53	$(3.19)	$6.20

NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. In the fourth quarter of 2018, concluding a comprehensive strategic assessment of the Company's Life Sciences business, which primarily represented the Renewable Chemicals reportable segment, the Company's Board of Directors authorized it to pursue a plan to sell REG Life Sciences. In May 2019, the Company entered into a sale and purchase agreement to sell REG Life Sciences core assets and business. As a result, the Company's reportable segments at September 30, 2019 and for the year ended December 31, 2018 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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

The following table represents the significant items by reportable segment:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales from continuing operations:
Biomass-based Diesel	$541,348	$547,607	$1,420,318	$1,717,774
Services	28,042	21,649	71,764	74,387
Corporate and Other	54,201	54,176	216,288	172,210
Intersegment revenues	(39,219)	(27,108)	(85,146)	(101,145)
	$584,372	$596,324	$1,623,224	$1,863,226
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$(17,076)	$37,923	$(110,891)	$285,887
Services	2,336	652	2,719	5,409
Corporate and Other	358	(12,249)	(5,752)	(15,453)
	$(14,382)	$26,326	$(113,924)	$275,843
Depreciation and amortization expense, net:
Biomass-based Diesel	$13,910	$7,512	$40,357	$24,260
Services	611	461	1,827	1,147
Corporate and Other	441	1,366	1,335	2,271
	$14,962	$9,339	$43,519	$27,678
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$12,260	$7,403	$29,373	$34,453
Services	796	1,308	1,593	3,070
Corporate and Other	—	25	122	58
	$13,056	$8,736	$31,088	$37,581

	September 30, 2019	December 31, 2018
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$1,003,759	$914,843
Services	62,720	63,720
Corporate and Other	331,230	379,658
Intersegment eliminations	(366,183)	(254,375)
Assets held for sale	—	3,250
	$1,031,526	$1,107,096

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net revenues:
United States	$508,092	$547,937	$1,464,590	$1,720,440
International	76,280	48,387	158,634	142,786
	$584,372	$596,324	$1,623,224	$1,863,226

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$566,467	$571,045
International	19,838	19,678
	$586,305	$590,723

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
We own and operate a network of 13 biorefineries. Eleven biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel, one produces renewable diesel (“RD”), and one is a fermentation facility. Our thirteen biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). In August 2019, we closed our New Boston, Texas biorefinery. The nameplate capacity of this biorefinery was 15 mmgy and its closure has reduced our overall nameplate capacity to 505 mmgy.
We are a lower-cost, lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower-cost, lower carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks at most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
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
During the three and nine months ended September 30, 2019, we sold 188 million and 547 million total gallons of fuel, including 20 million and 53 million gallons of biomass-based diesel that we purchased from third parties and resold, 17 million and 40 million biomass-based diesel gallons sold by our facilities in Germany and Netherlands and 28 million and 110 million petroleum-based diesel gallons. During 2018, we sold 649 million gallons of fuel, which included 45 million biomass-based gallons we purchased from third parties, 45 million biomass-based diesel gallons produced by our facilities in Germany and 119 million petroleum-based diesel gallons.
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

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the nine months ended September 30, 2019 and for 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. For the three and nine months ended September 30, 2019, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 9% and 13% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs significantly decreased in value during the first quarter of 2019 and have remained relatively low through the second and third quarters, which we believe has been influenced by record levels of Small Refiner Exemptions from RIN compliance requirements for 2016, 2017, and 2018.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at September 30, 2019 and December 31, 2018 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Biomass-based diesel RINs	25,342,825	12,561,167	$0.50	$0.55
Advanced biofuels RINs	241,444	3,907,803	$0.50	$0.51
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
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at September 30, 2019 and December 31, 2018 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
California LCFS	1,665	29,800	$199.00	$195.00
Oregon LCFS	261	25,900	$150.50	$137.50
When California extended its LCFS program in 2018, it revised the process for generating credits under the LCFS program to improve reporting and reduce the number of entities required to undergo an audit under the new verification program.  This revised process effectively pushed LCFS credit generation from three month deferral to four month deferral.  The law took effect at the beginning of 2019 and had a negative impact on our second quarter profitability because LCFS credits earned in the first quarter of 2019 would not be received and available for sale until the third quarter of 2019.
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
During recent years, we have utilized our construction management expertise internally to upgrade our facilities, such as our facilities located in Ralston, Albert Lea, Mason City and Newton. In March 2018, we completed the expansion project at our Ralston facility. We plan to improve and utilize the new acreage to support existing production capacity and future expansion opportunities using the Services segment.
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
**Proposed by the EPA in October 2019.

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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $205 million net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. It is uncertain whether the BTC will be reinstated for 2018, 2019 or later years and if reinstated, whether it would be reinstated retroactively or on the same terms. The failure to reinstate the BTC would have a material adverse effect on our financial results. For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, we estimate that if the BTC is reinstated on the same terms as in 2017, the effect on our Adjusted EBITDA would be as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019	Twelve months ended December 31, 2018
Adjusted EBITDA without BTC	$10,622	$(59,074)	$149,737
Estimated net benefit if BTC is reinstated	77,000	213,000	237,000
Estimated Adjusted EBITDA if BTC is reinstated	$87,622	$153,926	$386,737
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2017, 2018 and the first nine months of 2019 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.

At the beginning of 2019, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.86 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel dropped to $0.75 per gallon at the end of September 2019. It reached a high of $0.87 per gallon of biodiesel in January 2019 and a low of $0.48 per gallon in May 2019. We believe that the decrease in RIN value during the first nine months of 2019 and during 2018 was heavily influenced by record levels of Small Refiner Exemptions ("SRE") from RIN compliance requirements for 2016, 2017, and 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2018, feedstock expense accounted for 78% of our production cost, while methanol and chemical catalysts expense accounted for 5% and 3% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as distillers corn oil, used cooking oil, animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S. and South America.
During 2018, 77% of the feedstocks used in our operations comprised distillers corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2017 to September 2019. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)
Distillers corn oil ("DCO") prices are reported as the monthly average of the daily distillers corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease ("CWG") prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2017 to September 2019.

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

During the first nine months of 2019, NY Harbor ULSD prices ranged from a low of $1.70 per gallon in January to a high of $2.12 per gallon in May with the average price for the first nine months of 2019 of $1.94 per gallon, down $0.13 from the fourth quarter of 2018 average of $2.07 per gallon. Prices rallied in June on elevated Mideast tensions leading to a $0.24 rally in ULSD prices over the month. Early in the third quarter, energy prices declined on a breakdown in trade talks between U.S. and China along with rising expectations of global economic slowdown and energy demand in 2020. U.S. biodiesel prices traded in a narrow range during the first nine months with Jacobsen Upper Midwest B100 prices reaching a high of $2.89 in February and then reaching a low of $2.70 in May.
Soybean oil prices ranged from a high of $0.31 per pound in February 2019 to a low of $0.26 per pound in May 2019 with an average price of $0.29 per pound for the first nine months of 2019. To start the year, soybeans saw weakness over concerns that farmers would switch planted acres from corn to beans due to unfavorable weather, but beans saw support as weather caused further delays raising concern that planted bean acres would be reduced. Soybean oil prices early in the third quarter approached their high mark as soybean stocks are lower year-over-year in anticipation of biofuels renewable volume obligation reform. Soybean oil prices trended down toward the end of the third quarter as soybean crush slowed from record levels in the first quarter of 2019 due to compressed margins and some crush facilities experiencing flooding.
In March 2017, the National Biodiesel Fair Trade Coalition ("Coalition") filed an anti-dumping and countervailing duty petition with the U.S. Department of Commerce and the U.S. International Trade Commission ("USITC"), arguing that Argentinean and Indonesian companies were violating trade laws by flooding the U.S. market with dumped and subsidized biodiesel. The Coalition is comprised of the National Biodiesel Board and U.S. biodiesel producers. In May 2017, the USITC agreed to proceed with an investigation regarding this matter. In relation to this anti-dumping and countervailing duty petition, the Coalition filed a new allegation in July 2017 that "critical circumstances" exist with respect to imports of biodiesel from Argentina, which would allow for the imposition of duties on imports that enter the U.S. prior to preliminary determinations of subsidization and dumping. In December 2017, the USITC voted 4-0 affirming countervailing duty rates of 34% to 72%. The Department of Commerce issued a determination effective March 1, 2018 affirming the agency's earlier preliminary determination that Argentina and Indonesia had dumped biodiesel imports into the U.S. Final anti-dumping rates were set at 60% to 267%. In April 2018, the USITC voted 4-0 affirming the Coalition's assertions that the industry suffered as a result of unfairly dumped imports. The Department of Commerce issued final orders in April 2018. In July 2019, the U.S. Department of Commerce announced it had reached a preliminary decision that could reduce or eliminate countervailing duty rates on Argentine biodiesel imports. This was due to a "Changed Circumstance" review that the Department started in November 2018. This ruling has not yet been made final.
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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2018 and the first nine months of 2019. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded a risk management gain of $3.2 million and a loss of $25.1 million from our derivative financial instrument activity for the three and nine months ended September 30, 2019, respectively, compared to losses of $7.5 million and $22.9 million for the three and nine months ended September 30, 2018, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical, and a drop-in replacement, to petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and, delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel which we call REG Ultra CleanTM Diesel, captures the best properties of the two fuels.
We have filed a patent application for the blending of biodiesel with renewable diesel. It is uncertain whether a patent will issue, but we believe we have discovered novel methods for the blending of biodiesel with renewable diesel which not only improves the quality of the fuel, but also the value of the biodiesel component.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2018, and in the nine months ending September 30, 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biodiesel. Our biodiesel sales tend to decrease during the winter season due to reduced blending concentrations to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel, renewable diesel, or lower cloud point biodiesel made from soybean oil, canola oil or distillers corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our biodiesel production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate geographies during winter. To mitigate some of these seasonal fluctuations, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel from low-cost feedstocks, which has improved cold-weather performance.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if it is undersupplied. We believe that the record levels of Small Refiner Exemptions ("SREs") from RIN compliance requirements for 2016, 2017 and 2018 have also significantly impacted RIN prices. See chart below for comparison between actual RIN generation and RVO level for Advanced Biofuel as set by the EPA and the impact of the SREs.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2016	4.30 billion RINs	3.61 billion RINs*	0.16 billion RINs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
YTD Q3-2019	3.14 billion RINs	4.92 billion RINs*	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2017, 100 million gallons lower than 2016. The amount of biomass-based diesel produced and/or imported into the U.S in 2018 was 2.50 billion gallons. In the first nine months of 2019, according to EMTS data, 1.98 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.80 billion gallons over the same period in 2018.

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
Results of Operations
Three and nine months ended September 30, 2019 and 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Gallons sold	187.5	178.8	547.4	486.0
Average biomass-based diesel price per gallon (BTC net benefit adjusted ASP of $3.03 and $3.10 for the three and nine months ended September 30, 2018)	$2.76	$3.03	$2.71	$3.62

Revenues from continuing operations	$584,372	$596,324	$1,623,224	$1,863,226
Cost of goods sold from continuing operations	560,296	545,165	1,638,712	1,505,098
Gross profit (loss) from continuing operations	24,076	51,159	(15,488)	358,128
Selling, general and administrative expenses	24,629	20,985	76,639	77,151
Research and development expense	133	947	518	2,008
Impairment of property, plant and equipment	11,145	—	11,613	—
Income (loss) from operations	(11,831)	29,227	(104,258)	278,969
Other expenses, net	(2,551)	(2,901)	(9,666)	(3,126)
Income tax benefit (expense)	629	(854)	1,149	(3,486)
Net income (loss) from continuing operations attributable to the Company	(13,753)	25,472	(112,775)	272,357
Net income (loss) from discontinued operations attributable to the Company	(2,193)	(469)	(8,672)	885
Net income (loss) to the Company	$(15,946)	$25,003	(121,447)	273,242

Effect of participating share-based awards on continuing operations	—	673	—	6,976
Net income (loss) from continuing operations attributable to the Company's common stockholders	$(13,753)	$24,799	$(112,775)	$265,381
Net income (loss) from discontinued operations attributable to the Company's common stockholders	$(2,193)	$(469)	$(8,672)	$862
Continuing Operations:

Revenues. In the three and nine months ended September 30, 2018, we recognized government incentives revenue of $0.9 million and $367.1 million, respectively, almost all of which was due to the retroactive reinstatement of the 2017 BTC in February 2018. The BTC has not been reinstated for 2018 or 2019, and accordingly we did not recognize any BTC revenue in the three or nine months ended September 30, 2019. Primarily as a result of the absence of BTC revenues in the 2019 periods, our revenues decreased by $240.0 million, or 13%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease in total revenues in the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was also attributable to a reduction in revenues from separated RIN sales and a drop in the average biomass-based diesel selling price, which were partially offset by a 5% and 13% increase in gallons sold in the three and nine months ended September 30, 2019, respectively.
Gallons sold in the three and nine months ended September 30, 2019 increased by 8.7 million and 61.4 million gallons, or 5% and 13%, respectively, as compared to the same periods in 2018. The increase in gallons sold for the three and nine months ended September 30, 2019 accounted for a revenue increase of $24.0 million and $166.4 million, respectively, using the 2019 average biomass-based diesel price per gallon for the applicable period. Our average biomass-based diesel sales price per gallon decreased $0.27 and $0.91, or 9% and 25%, respectively, for the three and nine months ended September 30, 2019. The average biomass-based diesel sales price per gallon after adjustment for the 2017 BTC decreased $0.27 and $0.39, or 9% and 13%, respectively, for the three and nine months ended September 30, 2019. The decrease in adjusted average sales price contributed to a $48.3 million and $189.5 million, respectively, decrease in revenues for the three and nine months ended September 30, 2019, when applied to the number of gallons sold in 2018. Sales of separated RIN inventory were $26.8 million and $68.8 million respectively, for the three and nine months ended September 30, 2019, as compared to $26.9 million and $100.2 million, respectively, for the three and nine months ended September 30, 2018. The decrease in average selling price per gallon for the nine months ended September 30, 2019 was primarily due to D4 RIN prices that were lower by $0.13 per RIN, on average compared to the nine months ended September 30, 2018, according to OPIS.
Costs of goods sold. Our costs of goods sold increased $15.1 million and $133.6 million, or 3% and 9%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Costs of goods sold as a percentage of revenues were 96% and 101% for the three and nine months ended September 30, 2019, respectively, and 91% and 81% for the three and nine months ended September 30, 2018, respectively. Costs of goods sold as a percentage of revenues increased for the three and nine months ended September 30, 2019 was primarily driven by the absence of the BTC in 2019 while the 2017 BTC was recognized in full as revenues in 2018, coupled with lower revenues due to lower average selling prices and a reduced spread between biomass-based diesel prices and feedstock costs. The increase in costs of goods sold as a percentage of revenues was partially offset by a risk management gain in the three months ended September 30, 2019, compared to a loss for the same period in 2018. For the nine months ended September 30, 2019, there was a larger risk management loss compared to the loss for the same period in 2018, negatively impacting costs of goods sold as a percentage of revenues.
Average prices for lower-cost feedstocks used in our production were $0.27 per pound for both the three and nine months ended September 30, 2019, as compared to $0.26 per pound for both the three and nine months ended September 30, 2018. Average soybean oil costs were $0.32 and $0.31 per pound for three and nine months ended September 30, 2019, respectively, as compared to $0.30 per pound for both the three and nine months ended September 30, 2018. Average canola oil costs were $0.31 and $0.33 per pound for the three and nine months ended September 30, 2019, respectively, as compared to $0.35 per pound for both the three and nine months ended September 30, 2018. We recorded a risk management gain of $3.2 million and a loss of $25.1 million from our derivative financial instrument activity for the three and nine months ended September 30, 2019, respectively, compared to risk management losses of $7.5 million and $22.9 million for the three and nine months ended September 30, 2018, respectively. Costs of goods sold for separated RIN inventory sales were $11.5 million and $25.3 million for the three and nine months ended September 30, 2019, respectively, and $9.8 million and $53.5 million for the three and nine months ended September 30, 2018, respectively. We did not record a lower of cost or net realizable value write down on RINs in the 2019 periods, but recorded write downs of $0.7 million and $7.2 million during the three and nine months ended September 30, 2018, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $24.6 million and $76.6 million for the three and nine months ended September 30, 2019, or 4% of total revenue in each period and $21.0 million and $77.2 million, or 4% of total revenue, in the same periods of 2018. The $3.6 million, or 17%, increase in the three months ended September 30, 2019 compared to the same period in 2018 resulted primarily from higher employee related compensation as well as information technology costs. SG&A expenses decreased $0.5 million, or 1%, in the first nine months of 2019 compared to 2018 primarily due to higher employee related compensation recorded in the first quarter of 2018 arising from the Company's strong financial performance in 2017.
Impairment of property, plant and equipment. During the third quarter of 2019, we recorded an impairment charge of $11.1 million against property, plant and equipment assets at our facility in New Boston, Texas. The impairment charge resulted from the decision to shut the plant down as a result of the deteriorating economic conditions facing that particular plant. There were no such charges in the same period in 2018.

Other income (expense), net. Other expense was $2.6 million and $9.7 million for the three and nine months ended September 30, 2019, respectively, compared to other expense of $2.9 million and $3.1 million for the same respective periods in 2018. Other income (expense) is primarily comprised of change in value of contingent consideration, gain on debt extinguishment, gain from involuntary conversion, interest expense, interest income and other non-operating items. Lower interest expense in the three months ended September 30, 2019 contributed to a lower other expense compared to the same period in 2018. The gain from involuntary conversion related to the fire at our Madison facility and gain the partial extinguishment of the 2036 and 2019 Senior Convertible Notes helped offset higher interest expense for the nine months ended September 30, 2018 resulting in lower total other expense, as compared to 2019.
Income tax expense. We recognized an income tax benefit of $0.6 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, as compared to tax expense of $0.9 million and $3.5 million for the same respective periods in 2018. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.0 million for the three and nine months ended September 30, 2019 and $0.7 million and $7.0 million for the same respective periods in 2018.

Discontinued Operations:
Net loss from discontinued operations for the three and nine months ended September 30, 2019 was attributable to the research and development activities at and expenses incurred related to the sale of the REG Life Sciences business, which was closed in May 2019. During the three months ended September 30, 2019, REG Life Sciences continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. We do not expect future such costs to be material. Net income from discontinued operations for the nine months ended September 30, 2018 was mainly driven by the research and development activities at REG Life Sciences, more than offset by change in value of contingent consideration.
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

(In thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income (loss) from continuing operations	$(13,753)	$25,472	$(112,775)	$272,357
Adjustments:
Income tax (benefit) expense	(629)	854	(1,149)	3,486
Interest expense	2,866	4,003	10,822	13,579
Depreciation	9,107	8,977	27,349	26,720
Amortization of intangible assets	397	52	1,241	138
EBITDA	$(2,012)	$39,358	$(74,512)	$316,280
Gain on involuntary conversion	—	—	—	(4,454)
Gain on sale of assets	—	(13)	—	(1,003)
Change in fair value of contingent consideration	(136)	185	566	673
Loss (gain) on debt extinguishment	—	(788)	2	(2,893)
Other income, net	(179)	(486)	(1,724)	(2,776)
Impairment of assets	11,145	—	11,613	—
Straight-line lease expense	—	(61)	—	(97)
Executive severance	—	—	—	215
Non-cash stock compensation	1,804	1,227	4,981	5,224
Adjusted EBITDA excluding 2017 BTC allocation	$10,622	$39,422	$(59,074)	$311,169
Biodiesel tax credit (1)	—	—	—	(206,521)
Adjusted EBITDA	$10,622	$39,422	$(59,074)	$104,648

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

Liquidity and Capital Resources
Sources of liquidity. At September 30, 2019, the total of our cash and cash equivalents and marketable securities was $64.1 million, compared to $174.5 million at December 31, 2018. At September 30, 2019, we had total assets of $1,031.5 million, compared to $1,107.1 million at December 31, 2018. At September 30, 2019, we had term debt before debt issuance costs of $115.3 million, compared to term debt of $185.8 million at December 31, 2018. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of September 30, 2019.
Our term debt (in thousands) is as follows:

	September 30, 2019	December 31, 2018
4.00% Convertible Senior Notes, $96,300 face amount, due in June 2036	$76,874	$75,477
2.75% Convertible Senior Notes, matured and paid in June 2019	—	66,361
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	7,300	8,964
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	7,438	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,994	7,185
REG Ralston term loan, variable interest rate of Prime Rate plus 2.25%, due in October 2025	16,665	18,948
Other	36	54
Total term debt before debt issuance costs	$115,307	$185,817
In addition, we had revolving debt (in thousands) as follows:

	September 30, 2019	December 31, 2018
Amount outstanding under lines of credit	$97,137	$14,250
Maximum available to be borrowed under lines of credit	$36,291	$114,889
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
On July 9, 2019, the M&L and Services Revolver was amended to allow through October 31, 2019 the maximum aggregate amount of the revolving commitments at the Company's option to $175,000 or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019.
On November 4, 2019, the M&L and Services Revolver was amended to allow through April 30, 2020 the maximum aggregate amount of the revolving commitments to be increased at the Company's option to $175,000 or $200,000 if the BTC is retroactively reinstated for 2018 and/or 2019 and/or 2020.
The 2036 Convertible Senior Notes becomes convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of December 31, 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on the Company's Condensed Consolidated Balance Sheets at December 31, 2018. As of September 30, 2019, the 2036 Convertible Senior Notes were reclassified to a non-current liability as the early conversion event was no longer met.

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months September 30,
	2019	2018
Cash (used in) provided by operating activities	$(77,149)	$328,551
Cash provided by (used in) investing activities	20,405	(89,516)
Cash used in financing activities	(2,631)	(156,812)
Net change in cash, cash equivalents and restricted cash	(59,375)	82,223

Cash, cash equivalents and restricted cash end of period	$67,093	$159,632
In the first nine months of 2019, we used $77.1 million of cash in operations, compared to $328.6 million of cash provided by operations in the first nine months of 2018. The increase in cash used in operations is largely driven by a net loss of $121.4 million, compared to a net income of $273.2 million for the nine months ended September 30, 2018. The net income for the nine months ended September 30, 2018 was primarily due to a net benefit of $206.5 million (after satisfaction of sharing arrangements) related to the reinstatement of the 2017 BTC. Payments of the 2017 BTC were received in the second quarter of 2018 which created a large in-flow of cash for the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2019 has been negatively impacted primarily by a significant reduction in average selling price per gallon, while feedstock costs have increased as well compared to 2018. The net cash flows generated from investing activity in the first nine months of 2019 was primarily impacted by the maturities of marketable securities of $54.6 million, compared to $52.8 million of purchases of marketable securities in 2018, coupled with a decrease in cash paid for property, plant and equipment of $31.1 million, compared to $37.6 million in the first nine months of 2018. Cash flows used in financing activities for the nine months ended September 30, 2019 were impacted primarily by the payment of $67.4 million upon maturity of the 2019 Convertible Senior Notes and payments made for contingent consideration settlements. This was offset largely by net borrowings on revolving line of credit of $77.8 million for the first nine months of 2019. Cash used in financing activities for the same period in 2018 was primarily driven by $57.3 million of net repayments of borrowings on revolving line of credit. Additionally, financing activities for the first nine months of 2018 included $25.0 million used to repurchase treasury stock, $6.7 million used to repurchase $6.3 million principal amount of the 2019 Convertible Senior Notes and $59.3 million used to repurchase $34.5 million principal amount of the 2036 Convertible Senior Notes.
Capital expenditures. During the nine months ended September 30, 2019, our capital expenditures were $31.1 million involving various plant optimization projects, the majority of which were at the Houston, Seneca and Geismar facilities. During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. Our budgeted capital expenditures for the whole year 2019 would be approximately $45 million and we carefully manage our capital investments in response to the market environment. We continue to invest in plant optimization projects, environmental, health and safety projects and plant maintenance across a variety of facilities. This budgeted amount does not include potential investments under evaluation in a potential joint venture with Phillips 66 to construct a renewable diesel production facility in Washington state or in the possible expansion of production capacity at our renewable diesel facility in Geismar, Louisiana.
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

Commodity Price Risk
Over the period from January 2017 through September 30, 2019, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $1.31 per gallon in June 2017, with prices averaging $1.88 per gallon during this period. Over the period January 2017 to September 30, 2019, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.36 per pound, or $2.69 per gallon of biodiesel, in January 2017, to a low of $0.26 per pound, or $1.98 per gallon, in May 2019, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.31 per pound, or $2.31 per gallon. Over the period from January 2017 through September 30, 2019, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in September 2017 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.23 per pound during this period. Over the period from January 2017 through September 30, 2019, RIN prices (based on prices from OPIS) have ranged from a high of $1.17 in August 2017 to a low of $0.31 in October 2018, with sales prices averaging $0.68 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first nine months of 2019. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2019 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	547.4	gallons	10%	$(148.3)	(957.8)%
Total Lower Cost Feedstocks	2,092.2	pounds	10%	$(56.5)	(364.7)%
Total Canola Oil	465.4	pounds	10%	$(15.4)	(99.2)%
Total Soy Oil	469.8	pounds	10%	$(14.6)	(94.0)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $3.4 million at September 30, 2019. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect on the fair value of these instruments of $2.2 million at September 30, 2019. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at September 30, 2019.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the nine months months ended September 30, 2019 was 4.03%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, September 30, 2019. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended September 30, 2019 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
One of the most important of these programs is the Renewable Fuel Standard ("RFS2"), a Federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes (biomass-

based diesel and advanced biofuel). The parties obligated to comply with this renewable volume obligation ("RVO"), are petroleum refiners and petroleum fuel importers.
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
The RFS2 also grants to the EPA authority to grant small refiner waivers, waiving a qualifying refiner's obligation based on a determination that the program is causing severe economic harm to that refinery. The table below summarizes the small refiner waiver petitions requested, granted, denied or pending and the impacted volumes as of October 17, 2019, according to the EPA's website:

	Through October 17, 2019	2018	2017	2016	2015
Petitions received	5	42	37	20	14
Petitions granted	—	31	35	19	7
Petitions denied or withdrawn	—	9	2	1	7
Petitions pending	5	2	—	—	—
Estimated volume of fuel exempted (million gallons)	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	7.4%	9.4%	4.3%	1.7%
We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly impacted the demand for and price of RINs as the average price of D4 RINs fell from $0.82 to $0.55 during 2018 and to a low of $0.32 per RIN during the first nine months of 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
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
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in February 2018, the BTC was retroactively reinstated for 2017, but was not reinstated for any subsequent periods. As a result, the BTC has not been in effect since January 1, 2018. As was the case in previous periods when the BTC was not in effect, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. Whether the BTC will be reinstated for 2018, 2019 or future years will have a very significant impact on our results of operations and financial condition. Reinstatement of the BTC for 2017 resulted in a $205 million net benefit (after satisfaction of sharing arrangements) to our net income in the first quarter of 2018 and to our Adjusted EBITDA for 2017. We estimate that if the BTC is reinstated for 2019 and 2018 on the same terms as in 2017, the net benefits to our Adjusted EBITDA for business conducted in the three and nine months ended September 30, 2019, would be approximately $77 million and $213 million, respectively. The estimated amount for the year ended December 31, 2018 would be approximately $237 million.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel. In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon for 5-10% biodiesel blends and $0.055 per gallon for 11% blends and above. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. The biodiesel and renewable diesel portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under California's Low Carbon Fuel Standard ("LCFS") were approximately $399.6 million in the first nine months of 2019. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our renewable fuel. In 2018, LCFS credit prices increased from $116 per credit on January 2, 2018 to $195 per credit on December 31, 2018. In the first nine months of 2019, LCFS credit prices were in the range of $175 to $201 per credit. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If the value of LCFS credits were to materially decrease as a result of greater supply or reduced demand for LCFS credits, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices ranged from a low of $1.70 per gallon to a high of $2.12 per gallon in the first nine months of 2019. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS fluctuated in the first nine months of 2019, ranging from $0.32 to $0.58 per RIN per gallon, while in 2018, RIN per gallon prices ranged from $0.31 to $0.91 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value we are able to capture for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of 100% pure biodiesel ("B100") as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.20 in 2017, $1.38 in 2018 and $0.91 in the first nine months of 2019, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.64 in 2017, $0.76 in 2018 and $0.62 in the first nine months of 2019, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year from 2016 to 2018, approximately 72%, 73% and 77%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 28%, 27% and 23%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock costs narrows, our profitability will be harmed.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as distillers corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ultra-low sulfur diesel ("ULSD"). The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts, as well as the cumulative sum of the obligations we assume under these contracts.
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $25.1 million from our derivative financial instrument trading activity for the first nine months of 2019, compared to risk management losses of $22.9 million for the first nine months of 2018. At September 30, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 18 million gallons, 75 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $3.4 million on the fair value of these instruments at September 30, 2019. A 10% positive change in the price of CBOT Soybean Oil would have a negative effect of $2.2 million on the fair value of these instruments at September 30, 2019. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operations may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC, ("Pilot"), the largest operator of travel centers in North America, accounted for 8%, 9% and 8% of our revenues in the first nine months of 2019, and the full years of 2018, and 2017, respectively. Our revenues from Pilot generally do not include the RINs or LCFS credits associated with the gallons of biomass-based diesel sold to Pilot. The value of those RINs and LCFS credits represented approximately an additional 0.3%, 2% and 9% of our total sales in the first nine months of 2019, and the full years of 2018 and 2017, respectively, based on the OPIS average RIN and LCFS prices for these periods. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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

In addition to biodiesel and renewable diesel, we store and transport petroleum-based gasoline and diesel.  The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
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
Petroleum companies and diesel retailers form the primary distribution networks for marketing biomass-based diesel through blended petroleum-based diesel. If these companies increase their direct or indirect biomass-based diesel production, including in the form of co-processing, there will be less need to purchase biomass-based diesel from independent biomass-based diesel producers like us. Such a shift in the market would materially harm our operations, cash flows and profitability.

We derive a substantial portion of our profitability from the production of renewable diesel at our plant located in Geismar, Louisiana and any interruption in our operations at this facility would have a material adverse effect on our results of operations and financial conditions.
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimated that our renewable diesel production facility in Geismar, Louisiana generated more than half of our adjusted EBITDA in 2018 and in the nine months ended September 30, 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018 and ending the year around one dollar and fifty cents per gallon. During the first nine months of 2019, diesel prices were just below two dollars per gallon on average.
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
Renewable diesel is not as widely available as biodiesel, but it has certain characteristics that favorably distinguish it from biodiesel and as a result renewable diesel carries a price premium compared to biodiesel. For example, renewable diesel has very similar chemical properties to petroleum-based diesel, which permits 100% renewable diesel (unlike 100% biodiesel) to flow through the same fuel storage and distribution network as petroleum diesel. Renewable diesel can also be used in its pure form in modern engines rather than as a blend with petroleum diesel and has similar cold weather performance as petroleum diesel. Renewable diesel and co-processed renewable diesel may receive 1.6 or 1.7 RINs per gallon, whereas biodiesel receives 1.5 RINs per gallon. As the value of RINs increases, this RIN advantage makes renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to have superior performance characteristics and is more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.
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
At September 30, 2019, our total term debt before debt issuance costs was $115.3 million. This includes $76.9 million aggregate carrying value on our $96.3 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At September 30, 2019, our total term debt also includes borrowings at our Danville facility of $7.3 million, at our Ralston facility of $16.7 million, at our Grays Harbor facility of $7.4 million and at REG Capital LLC of $7.0 million.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of September 30, 2019, we had $36.3 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full $150.0 million of commitments under the M&L and Services Revolver. Borrowings under our M&L and Services Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $150 million of current revolving loan commitments, or $15 million. As of September 30, 2019, availability under the M&L and Services Revolver was approximately $36.3 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of September 30, 2019, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.198, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2019 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 4, 2019, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (the "Borrowers"), wholly-owned subsidiaries of Renewable Energy Group, Inc., entered into Amendment No. 14 to Credit Agreement (the "Amendment"), which amended that certain Credit Agreement originally dated as of December 23, 2011, by and among the Borrowers, the lenders party thereto and Wells Fargo Capital Finance, LLC, as agent (as amended, the "Credit Agreement"). Pursuant to the Amendment, through April 30, 2020 and subject to the Borrowers electing to do so, the lenders have agreed to increase the maximum aggregate amount of the revolving commitments under the Credit Agreement from $150.0 million to $175.0 million, or to $200.0 million if a "Blender's Tax Credit Event" (as defined in the Amendment) occurs. After April 30, 2020, the maximum aggregate commitment will automatically be restored to $150.0 million. The foregoing description is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1
Amendment No. 13 to Credit Agreement, dated as of July 9, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on July 11, 2019).

10.2
Amendment No. 14 to Credit Agreement, dated as of November 4, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC.

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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 6, 2019	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2019	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 6, 2019	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)