Form 10-K
period 2019-12-31
Renewable Energy Group, Inc.
filed 2020-03-06
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 30, 2019, the aggregate market value of Common Stock held by non-affiliates was $515,008,220.

As of February 29, 2020, 38,967,079 shares of Common Stock of the registrant were issued and outstanding.
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

PART I
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including revenues, cost of revenues and operating expenses;

•	government programs, policymaking and requirements relating to renewable fuels;

•	the availability, future price and volatility of feedstocks and other inputs;

•	the expansion of our distribution network and transportation costs;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	our ability to protect proprietary technology and trade secrets;

•	our risk management activities;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

•	our ability to retain and recruit key personnel;

•	our indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

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
General
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2019, we sold 700 million total gallons of fuel (including fuel purchased from third parties for resale) and generated revenues of $2.6 billion. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the market for cleaner transportation fuels. In September 2018, we acquired Keck Energy and in July 2019, we opened our first REG branded fueling station adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets to local diesel vehicle owners. These are the initial parts of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and renewable diesel; and increased demand for our biodiesel via sales of B100 to end consumers. We believe that the execution of this strategy will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
Our businesses are organized into two reportable segments - the Biomass-based Diesel segment and the Services segment. Our Biomass-based Diesel segment includes (1) the operations of the biomass-based diesel production refineries; (2) purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties; (3) sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and (4) incentives received from federal and state programs for renewable fuels. In addition to biomass-based diesel, we also sell petroleum-based heating oil and diesel fuel, which enables us to offer additional biofuel blends to a broader customer base. Our Services segment, which primarily provides services to our Biomass-based Diesel Segment, includes: (1) biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities and (2) construction management services, whereby we act as the construction management and general contractor for the construction or upgrade of biomass-based diesel production facilities. We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. In 2019 and 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2019 and 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were both approximately 10% of our total revenues. The following products accounted for 10% or more of revenues for the respective periods:

	Fiscal Year Ended
Revenue	December 31, 2019	December 31, 2018	December 31, 2017
Biomass-based diesel	78%	76%	71%
Petroleum-based diesel	10%	10%	7%
Plant Network
We own and operate a network of 13 biorefineries. Eleven biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel, one produces renewable diesel, and one is a fermentation facility. Our twelve biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). In August 2019, we closed our New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.

We own and operate the following facilities in North America and internationally:

Property	Nameplate[1] Production Capacity (mmgy)	Effective Capacity [2] (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa	30	45.7	2002	Refined Oils and Fats
Albert Lea, Minnesota	30	45.6	2005	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	37.9	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	50.5	2008	Refined Oils and Fats
Danville, Illinois	45	47.7	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	73.8	2010	Crude, High FFA and Refined Oils and Fats
Mason City, Iowa	30	38.5	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana	75	97.4	2014	Crude, High FFA and Refined Oils and Fats
Okeechobee, Florida [3]	n/a	n/a	2014	N/A
Grays Harbor, Washington	100	108.8	2015	Refined Oils and Fats
Madison, Wisconsin	20	27.2	2016	Crude, High FFA and Refined Oils and Fats
Emden, Germany	27	30.9	2016	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	23	23.9	2016	Crude, High FFA and Refined Oils and Fats
Total	505	627.9

[1]	The nameplate capacity listed above is based on original plant design.

[2]	Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.

[3]	Okeechobee is a demo-scale fermentation facility.

We maintain a testing laboratory at our corporate headquarters in Ames, Iowa, for testing various feedstocks for conversion into biomass-based diesel and various new manufacturing processes to produce biomass-based diesel. We also have a regional office in Tulsa, Oklahoma, focused on maintaining and developing advanced biofuel technologies and renewable chemicals.

We produce renewable diesel at our Geismar, Louisiana facility. Renewable diesel generally carries a premium price compared to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more renewable identification numbers ("RINs") on a per gallon basis. We announced in January 2020 our decision to discontinue the joint effort with Phillips 66 to construct a renewable diesel plant in Ferndale, Washington. We are evaluating opportunities to further our ability to leverage our renewable diesel technology and expand renewable diesel production to meet the growing demand for cleaner transportation fuels, including a potential expansion of our renewable diesel facility in Geismar, Louisiana.

Our Feedstocks and Other Inputs
We are a lower-cost, lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of lower-cost, lower carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks in most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those relying primarily on higher cost virgin vegetable oils.
We can adjust our processing in most of our facilities to accommodate different feedstocks and feedstock mixes. Our ability to use a wide range of feedstocks gives us a feedstock cost advantage over many other producers because we have the flexibility to respond to changes in feedstock pricing. In 2019, approximately 71% of our total feedstock usage was lower-cost distillers corn oil, used cooking oil or rendered animal fat feedstock. The remaining approximately 29% consisted of refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in quantities ranging from truckload to railcar to water vessel to pipeline. There is no established futures market for the lower-cost feedstocks that we utilize. Distillers corn oil is typically purchased on fixed priced contracts in forward positions of one to three months, and occasionally longer. We generally purchase used cooking oil and rendered animal fats on one to four week forward positions using fixed pricing or an indexed price compared to a published index such as USDA reports or recognized industry price reports such as The Jacobsen or Informa. Soybean and canola oils can be purchased on a spot or forward contract basis from several suppliers and pricing for these vegetable oils is compared to the broadly traded Soybean Oil Index of the Chicago Mercantile Exchange.
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
We procure methanol and chemical catalysts used in our production process such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to one year. The price of methanol is indexed to the monthly reported published price. We also enter into a long-term supply agreement with a supplier to procure hydrogen necessary for our renewable diesel production.
Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biomass-based diesel facilities is equipped with an on-site rail loading system, a truck loading system, or both. Our Seneca biorefinery near the Illinois River has direct barge access for supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. Our distribution performance for 2019 in North America is depicted below.

North American 2019 Movement Control

>60,000 REG Arranged Truckloads
35 States/3 Canadian Provinces

GATX 30481

15,482 Railcars
41 States/Provinces

1,603 Water Movements
7 States and 14 Countries

39,971,349 gallons via Pipeline
9 States

In addition, we have established an international distribution system to supply biomass-based diesel throughout Europe. Our products that are produced in Europe and in the U.S. are distributed to European customers using seas vessels, barges and trucks. Our Emden biorefinery has deep-water capabilities and can load vessels, barges and trucks. Our Oeding biorefinery can only load and unload trucks. We also have storage facilities in the Amsterdam-Rotterdam-Anwerp region, which allows us to distribute our products efficiently.
As of December 31, 2019, we leased over 1,050 railcars for transportation and leased biomass-based diesel storage tanks in 45 terminals in North America and 6 terminals internationally. In general, the terminals in North America where we lease our biomass-based diesel storage tanks are largely petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal contracts typically have one-to three-year terms and are generally renewable subject to certain terms and conditions. During 2019, REG sold products in 45 states in the U.S., five Canadian Provinces, and eight other countries around the world.
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
The RFS2 biomass-based diesel requirement became effective in 2010, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Required volumes under the RFS2 program, referred to as the renewable volume obligation ("RVO"), are determined by the United States Environmental Protection Agency, or EPA. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

	2016	2017	2018	2019	2020	2021
Biomass-based diesel	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons	2.43 billion gallons
Total Advanced biofuels	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	5.04 billion RINs*	N/A
*Ethanol equivalent gallons
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
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations. Obligated Parties are required to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of renewable identification numbers from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum refining companies, such as Valero, Phillips 66, ExxonMobil, British Petroleum, Chevron, Shell, Marathon and Citgo, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.
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

The value of RINs is significant to the price of biomass-based diesel. In 2019, RIN prices as a percentage contribution to the daily average 100% pure biodiesel (B100) spot price, as reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and ranged from a low of $0.48 per gallon, or 18% of the average B100 spot price per gallon, in May to a high of $0.97 per gallon, or 34% of the average spot price, in November.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, provides a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The BTC was first implemented on January 1, 2005 and has been allowed to lapse multiple times before being retroactively reinstated, as described in the following table:
The BTC is an incentive shared across the advanced biofuel production and distribution chain through routine, daily trading and negotiation. In December 2019, the BTC was retroactively reinstated for 2018 and 2019, and made effective from January 2020 through December 2022.
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
We obtain carbon credits when we sell qualified biomass-based diesel into California. During 2019, California LCFS carbon credits ranged from $175.00 per metric ton to $209.00 per metric ton, as reported by OPIS.
Oregon Clean Fuel Program
The Oregon Clean Fuel Program requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2015 levels by 2025. The baseline year for the program is 2015 and represents 10% ethanol blended with gasoline and 5% biodiesel blended with diesel. The Oregon Renewable Fuels Standard requires all gasoline sold in the state to be blended with 10% ethanol (E10). In addition, all diesel fuel sold in the state must be blended with at least 5% biodiesel.
We obtain carbon credits when we sell qualified biomass-based diesel in Oregon. During 2019, Oregon OCF carbon credits ranged from $142.50 per metric ton to $170.00 per metric ton, as reported by OPIS.
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

Iowa
Iowa has a retailer’s incentive for blended fuel which has been modified over time. For 2018 through 2024, retailers earn $0.035 per gallon of 5%-10% biodiesel blends and $0.055 per gallons for 11% and above biodiesel blends. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa recently enacted an increase in its excise tax on fuel, which is three cents per gallon less for 11% and above biodiesel blends than the diesel fuel tax.

Texas	The biomass-based diesel portion of biomass-based diesel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive for 100% pure biodiesel.
Minnesota	Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% blend is required.
Washington
Washington has adopted legislation requiring biomass-based diesel blends beginning at 2% biodiesel blends with incremental increases, provided certain feedstock or production minimums are met. In addition, Washington has a heating oil tax exemption for the portion of the heating oil that is biodiesel. Washington is also in the process of developing legislation on a low carbon fuel program.

Pennsylvania	Pennsylvania has adopted legislation requiring biomass-based diesel blends beginning at 2% biodiesel blends with incremental increases, provided certain feedstock or production minimums are met.
City of New York/ New England
In October 2016, the City of New York adopted legislation requiring 5% biomass-based diesel blends for heating oil starting on October 1, 2017 and the blend level then moves to 10% in 2025, 15% in 2030 and 20% in 2034. Regional oil heat dealers will use 50% biomass-based diesel blends by 2030 to meet home heating requirements.

North Dakota	North Dakota offers a $0.05 per gallon sales tax incentive for retailers who sell 5% and above biodiesel blends.
Municipal greenhouse gas reduction targets	Many cities across the United States have set targets to reduce greenhouse gas emissions. This includes many cities with the goal of being carbon neutral by 2050.
Canada
While a number of provinces in Canada have biofuel programs (British Columbia has an LCFS, Alberta has a usage requirement, and Ontario has a usage requirement), the federal government is currently engaged in the rulemaking process on a nationwide Clean Fuel Standard, which may incorporate a number of carbon reducing policies.

We believe that other government requirements for the use of biofuels increase demand for our biomass-based diesel within such regions and they may help increase the overall demand in addition to the RFS2 requirements. We observe that existing demand for our biofuel from Obligated Parties in connection with federal requirements may shift to regions that have use requirements or tax incentive programs.
RED Program
The Renewable Energy Directive ("RED") in the European Union ("EU") established a 10% target by 2020 for the use of renewable energy in the transport sector in EU member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target is being achieved through biofuels.  EU member states produce yearly renewable energy action plans indicating their yearly national obligations for the use of renewable energy in the transportation sector. These national obligations progressively increased every year until achieving the 10% target in 2020. Biofuels produced from certain types of feedstocks, such as used cooking oil, benefit from an extra incentive as these feedstocks count double towards the 10% target and towards the national obligations. In 2018, the EU institutions adopted the so-called RED II, which is valid during the period from 2021 to 2030 and provides additional incentives for biofuel produced from waste feedstocks and even opens new outlets such as marine fuels. Each of the EU Member States are in the process of adopting the RED II into national legislation.
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
We are also in competition with several large and well capitalized producers of renewable diesel. Neste Corporation has approximately 882 million gallons of renewable diesel production capacity in Asia and Europe, a significant portion of which is imported into the United States. It is in the process of expanding its renewable diesel production capacity in Singapore. Diamond Green Diesel, LLC, a joint venture between Valero Energy Corporation and Darling Ingredients Inc., operates a 275 mmgy capacity renewable diesel facility and is in the process of expanding capacity to 675 mmgy by 2021. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several smaller petroleum refiners in the United States have effected conversions of their facilities from crude oil to renewables in the past year and some of the largest refiners have reportedly started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly.
We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. Competition from imported biodiesel changed significantly in 2018, when the International Trade Commission and U.S. Department of Commerce imposed countervailing duties against unfairly subsidized biodiesel exports to the U.S. from Argentina and Indonesia. According to the U.S. Energy Information Administration ("EIA") data, biodiesel imports from Argentina decreased from 437 million gallons in 2016 to 280 million gallons in 2017 and no imports entered the U.S. since August 2017.  Biodiesel imports from Indonesia totaled 107 million gallons in 2016 and no imports have been reported since December 2016. However, renewable diesel imports from Singapore to the U.S. have maintained a steady rate. Imports from Singapore totaled 189 million gallons in 2017, 173 million gallons in 2018, and 252 million gallons in 2019.
In our marketing and distribution operations, besides the integrated producers, we are also faced with competition from biomass-based diesel traders such as Lincoln Energy, NGL, BP, Shell, Vitol and others. The integrated producers and traders at times may have advantages because of logistics, feedstock accessibility and price, geographical location to customers, blending infrastructure, financial resources, and risk appetite. These same trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
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
Seasonality and Working Capital Needs
Our operating results and working capital needs are influenced by seasonal fluctuations in the price of and demand for biodiesel. Seasonal fluctuations may be based on both the weather and the status of both the BTC and RVO.
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
Employees
As of December 31, 2019, we had 731 employees in the U.S. and 98 international employees. None of our U.S. employees are represented by a labor organization or under any collective bargaining agreements. We consider our relationship with our employees to be good.
Intellectual Property
We own a significant number of U.S. and international patents and expect to file additional patent applications as we continue to pursue technological innovations. We have also developed trade secrets to protect our production know-how, particularly in the field of processing low-cost feedstocks.
Executive Officers of the Registrant
Cynthia J. Warner, age 61, has served as our President and Chief Executive Officer since January 2019. Ms. Warner was Executive Vice President, Operations for Andeavor (formerly known as Tesoro Corporation) from August 2016 until Andeavor's acquisition by Marathon Petroleum Corporation in October 2018. Prior to that, Ms. Warner served as Andeavor's Executive Vice President, Strategy and Business Development, since October 2014. From 2012 to August 2014, Ms. Warner was Chairman and Chief Executive Officer of Sapphire Energy, Inc. and she continued to serve as Chairman through February 2015. From 2009 to 2011, Ms. Warner was President of Sapphire Energy. From 2007 to 2009, she was Group Vice President, Global Refining, at BP plc. Ms. Warner has served as a member of the Board of Directors of IDEX Corporation (NYSE: IEX) since February 2013 and of Sempra Energy since June 2019. She is also a member of the National Petroleum Council. Ms. Warner has a Bachelor of Engineering degree in Chemical Engineering from Vanderbilt University and an MBA from Illinois Institute of Technology.
Chad Stone, age 50, has served as our Chief Financial Officer since August 2009. Prior to joining REG, from October 2007 to May 2009, he was a Director at Protiviti Inc., a global business consulting and internal audit firm. From August 1997 to September 2007, Mr. Stone served as Director with PricewaterhouseCoopers and he worked at Arthur Andersen from July 1992 to August 1997, departing as a manager. Mr. Stone was elected to the governing Board of the National Biodiesel Board in 2015 and has served as Chairman since November 2019. Previously, Mr. Stone served as Vice-Chairman from November 2018 to November 2019 and as Secretary from November 2016 to November 2018.  Mr. Stone served on the Executive Board of the Iowa Biodiesel Board from September 2010 to September 2016, serving as Vice-Chairman from 2014-2015. Since October 2015, Mr. Stone has served on the University of Iowa School of Management's Advisory Committee. Mr. Stone has over 20 years of experience in leading financial reporting, strategy, policy and compliance. Mr. Stone holds an M.B.A. with concentrations in finance, economics and accounting from the University of Chicago, Graduate School of Business and a B.B.A in Accounting from the University of Iowa. He is also a Certified Public Accountant.
Brad Albin, age 57, has served as our Vice President, Manufacturing since February 2008. Mr. Albin joined REG in 2006. From 2002 to 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin is a current director on two boards where REG has investments and was previously on the Board of Managers for Petrotec GmbH before REG acquired full ownership in 2017.  Mr. Albin was previously the President and Vice President of the Iowa Renewable Fuels Association from 2011-2013. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.
Gary Haer, age 66, has served as our Vice President, Sales and Marketing since we commenced operations in August 2006. From October 1998 to August 2006, Mr. Haer served as the National Sales and Marketing Manager for biodiesel for West Central Cooperative, now known as Landus Cooperative, and was responsible for developing the marketing and distribution infrastructure for biodiesel sales in the United States. Mr. Haer has over 20 years of experience in the biomass-based diesel industry. Mr. Haer previously served on the Executive Committee of the National Biodiesel Board’s Governing Board and was Past Chairman.  He held various officer positions during his tenure from 1998 to 2017. Mr. Haer holds an M.B.A. from Baker University and a B.S. in Accounting from Northwest Missouri State University.
Eric M. Bowen, age 48, has served as our Vice President, Corporate Business Development & Legal Affairs since January 2013, and led the REG Life Sciences business unit since January 2014 until the sale of the business unit in May of 2019. From June 2010 to January 2013, Mr. Bowen served as our Executive Director, Corporate Business Development and Legal Affairs. From 2005 to June 2010, Mr. Bowen was Founder, President and CEO of Tellurian Biodiesel, Inc. (formerly San Francisco Biodiesel), which was acquired by the Company. Prior to entering the biodiesel industry, Mr. Bowen practiced corporate and securities law in Silicon Valley. For 15 years, Mr. Bowen has been at the forefront of the development of the biodiesel and renewable diesel industries. Mr. Bowen was a founding member of the California Advanced Biofuels Alliance and served as the founding Chairman from 2007 to 2012. He also served as Chairman of the San Francisco Biodiesel Taskforce and as a member of the California LCFS Advisory Panel. Mr. Bowen has served as a member of the Board of Directors of a company in which REG has invested since November 2013. Mr. Bowen holds a J.D. from the University of California, Berkeley and a B.A. from the University of Oregon Honors College.
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

RISKS RELATED TO FEDERAL AND STATE INCENTIVES
The Renewable Fuel Standard Program, a Federal law requiring the consumption of qualifying biofuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.
We and other participants in the biomass-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist.
One of the most important of these programs is the RFS2, a Federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes (biomass-based diesel and advanced biofuel). The parties obligated to comply with this RVO, are petroleum refiners and petroleum fuel importers.

The petroleum industry is strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for biomass-based diesel was set at steadily rising levels beginning at 1.0 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO was constrained from 2017 through 2019, as the biomass-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020 and 2021, the EPA set the biomass-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO has been set at 5.04 billion gallons which represents zero growth in the advanced biofuels category after taking into account the increase in the cellulosic volumes. We believe that growth in the annual RVOs strongly influences our ability to grow our business and supports the price of our fuel through the RINs. The EPA's future decisions regarding the RVO will significantly influence our revenues and profit margins.
The RFS2 also grants to the EPA authority to waive a qualifying refiner's obligation to comply with RFS2 based on a determination that the program is causing severe economic harm to that refinery, which is called a small refinery exemption and can significantly harm demand for biomass-based diesel and the value of RINs. In December 2019, the EPA issued a ruling on the reallocation of the required volumes under RFS2 in an attempt to offset the effect of the small refinery exemptions. The ruling detailed the intent to redistribute the exempt volumes granted through small refinery exemptions to non-exempt obligated parties. This redistribution will be calculated on a three-year rolling average, based on the U.S. Department of Energy recommended relief. The EPA has consistently granted more relief through small refinery waivers than recommended by the Department of Energy.
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of February 20, 2020, according to the EPA's website:

	2019	2018	2017	2016	2015
Petitions received	23	42	37	20	14
Petitions granted	—	31	35	19	7
Petitions denied or withdrawn	—	11	2	1	7
Petitions pending	23	—	—	—	—
Estimated volume of fuel exempted (million gallons)	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	7.4%	9.4%	4.3%	1.7%
We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly impacted the demand for and price of RINs as the average price of D4 RINs fell from $0.82 to $0.55 during 2018 and to a low of $0.32 per RIN during 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
Subsequent to EPA's December ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process EPA had been using to grant small refinery exemptions. It is uncertain what impact this ruling will have on EPA's final numbers.
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
The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in December 2019, the BTC was retroactively reinstated for 2018 and 2019 and is in effect from January 2020 through December 2022. Unlike the RFS2 program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC after 2022. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Any adverse changes in the BTC can be expected to harm our results of operations and financial condition.
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel. In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for 11% and above blends. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. The biodiesel and renewable diesel portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% biodiesel blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $490 million in 2019. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biomass-based diesel. In 2019, LCFS credit prices ranged from $195 per credit on January 2, 2019 to $206 per credit on December 31, 2019. As a result, an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. If the value of LCFS credits were to materially decrease as a result of greater supply or reduced demand for our fuels, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

We derive a substantial portion of our profitability from the production of renewable diesel at our plant located in Geismar, Louisiana and any interruption in our operations at this facility would have a material adverse effect on our results of operations and financial conditions.
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2018 and 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.

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
According to the EPA, in 2018, 4.1 billion gallons per year of biomass-based diesel production capacity in the United States were registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.
Additionally, several leading biomass-based diesel companies have announced their intention to expand their production of renewable diesel for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from its existing 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of renewable diesel, is expanding its 275 million mmgy capacity by 400 mmgy. Neste, the largest global producer of renewable diesel, is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast.
Further, due to the economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel, or CPRD. CPRD uses the same feedstocks we use to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel, particularly biodiesel.
If production of competitive advanced biofuels increases significantly as a result of utilization of existing excess production capacity or new capacity as described above, competition for a relatively fixed supply of feedstocks would increase significantly, harming our margins. Furthermore, if supply of advanced biofuels exceeds demand, prices for our renewable fuel and for RINs and other credits may decrease significantly, harming our profitability and potentially forcing us to idle our facilities.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices ranged from a low of $1.70 per gallon to a high of $2.12 per gallon in 2019. Petroleum prices are volatile due to global factors, such as the impact of wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS stayed at a low level in 2019, ranging from $0.32 to $0.65 per RIN while in 2018, RIN prices ranged from $0.31 to $0.91 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
A decrease in the availability or an increase in the price, of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market and regulatory factors. These factors include weather conditions, farming decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. Increasing production of biomass-based diesel and, particularly recent and prospective expansion of renewable diesel capacity, the development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if competition for biomass-based diesel feedstocks increases due to newly added capacity.

Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.20 in 2017, $1.38 in 2018 and $0.98 in 2019, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.64 in 2017, $0.76 in 2018 and $0.60 in 2019, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year from 2017 to 2019, approximately 73%, 77% and 71%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 27%, 23% and 29%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $28.9 million from our derivative financial instrument trading activity for the year ended December 31, 2019, compared to risk management gains of $18.4 million for the year ended December 31, 2018. At December 31, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 54.6 million gallons and 120.4 million pounds and 2.1 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $11.0 million on the fair value of these instruments at December 31, 2019. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $4.2 million on the fair value of these instruments at December 31, 2019. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 11%, 12% and 22% of our total gallons sold in each of 2019, 2018 and 2017, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and there was a fire at our Madison facility in June 2017. As a result of these fires, people were injured, and the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
The operations at our facilities are also subject to the risk of natural disasters. Our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our Houston facility as a result of Hurricane Harvey in August 2017. A majority of our facilities are located in the Midwest and are subject to tornado activity. In addition, California has become one of our largest markets, serviced by our Geismar and Midwest facilities. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to the California market.

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
We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we intend to maintain insurance at levels that we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks. In addition, pollution, environmental risks and the risk of natural disasters generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and competition in our industry will increase if new participants enter the biomass-based diesel or advanced biofuels business.
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In addition, petroleum refiners are increasingly entering into renewable diesel production. Such petroleum refiners include Neste Corporation with approximately 882 mmgy of global renewable diesel production capacity in Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture that operates an approximately 275 mmgy capacity renewable diesel facility in Norco, Louisiana that is in the process of being expanded by 400 mmgy. In addition, petroleum refiners such as Sinclair, British Petroleum and Marathon Petroleum Corporation have announced that they have begun co-processing renewable diesel at certain of their refineries. All of these named competitors have greater financial resources than we do and may be able to produce biomass-based diesel at a lower cost than we do due to their integrated operations or greater refining capacity.
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
New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to incorporate new technologies and remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient than our competitors, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

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
A competitor could seek to enforce intellectual property claims against us. Defending intellectual property rights claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or limit operations.

Increases in our transportation costs or disruptions in our transportation services could have a material adverse effect on our business.
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018. Prices increased moderately throughout 2019 with the prices approaching two dollars at the end of the year.

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

Global health crises may adversely affect our financial condition.
Our business, the businesses of our customers and the businesses of our suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of the novel coronavirus COVID-19. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. Such events could result in the complete or partial closure of one or more of our manufacturing facilities, the interruption of our distribution system, temporary or long-term disruption in our supply chains from local and international suppliers, or delays in the delivery of our product. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain and the growth of our revenues.

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
The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. In cold climates, fuel may need to be stored in a heated building or heated storage tanks, which results in higher storage costs. Higher cloud point biodiesel may have other performance problems, including the possibility of particulate formation above the cloud point which may result in increased expenses as we try to remedy these performance problems, including the costs of extra cold weather treatment additives. Remedying these performance problems may result in decreased yields, lower process throughput or both, as well as substantial capital costs. Any reduction in the demand for our biodiesel product, or the production capacity of our facilities will reduce our revenues and have an adverse effect on our cash flows and results of operations.

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
In view of the demand and price premium for renewable diesel, we are evaluating opportunities to expand our renewable diesel operations. We are evaluating a large-scale expansion of our renewable diesel facility in Geismar, Louisiana. If we elect to undertake this project to expand our renewable diesel capacity, we will be required to make substantial capital expenditures, we may incur significant indebtedness and there is no assurance that the new or expanded operations will operate profitably or profitably enough to support the investment we make.

Perception about “food vs. fuel” could impact public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Some people believe that biomass-based diesel may increase the cost of food because some feedstocks that are used to make biomass-based diesel can also be used for food products, such as soybean oil. This debate is often referred to as “food vs. fuel.” This is a concern to the biomass-based diesel industry because biomass-based diesel demand is heavily influenced by government policy and if public opinion were to erode, it is possible that these policies could lose political support. These views could also negatively impact public perception of biomass-based diesel. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States.

Concerns regarding the environmental impact of biomass-based diesel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.
Under the Energy Independence and Security Act of 2007 ("EISA"), the EPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species and international impacts. The only such triennial report was released in February 2012. The 2012 report concludes that (1) the extent of negative impacts to date are limited in magnitude and are primarily associated with the intensification of corn production; (2) whether future impacts are positive or negative will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (3) realizing potential benefits will require implementation and monitoring of conservation and best management practices, improvements in production efficiency, and implementation of innovative technologies at commercial scales. Should future EPA triennial studies, or other analyses find that biofuel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception and acceptance of biofuel as an alternative fuel, which also could result in the loss of political support. To the extent that state or federal laws are modified, or public perception turns against biomass-based diesel, use requirements such as RFS2 and state tax incentives may not continue, which could materially harm our ability to operate profitably.

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
At December 31, 2019, our total term debt before debt issuance costs was $106.0 million. This includes $69.7 million aggregate carrying value on our $89.6 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At December 31, 2019, our total term debt also includes borrowings at our Danville facility of $6.5 million, at our Ralston facility of $16.0 million, at our Grays Harbor facility of $7.0 million and at REG Capital LLC. of $6.9 million.
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

We may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 31, 2019, we had $101.5 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently the maximum aggregate principal amount of revolving commitments we may borrow under the M&L and Services Revolver is $200.0 million, but will decrease to $150.0 million after April 30, 2020. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the total $200 million of current revolving loan commitments, or $20 million. As of December 31, 2019, availability under the M&L and Services

Revolver was approximately $101.5 million. However, it is possible that excess availability under the Revolving Credit could fall below the 10% threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of December 31, 2019, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.792, which was below the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2019 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

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
The following tables list each of our owned North American and European production facilities and their location, use, and nameplate production capacity. Each facility listed below is used by our Biomass-based diesel Segment, except for the Okeechobee, Florida facility. In August 2019, we closed our New Boston, Texas biorefinery, which had a 15 mmgy nameplate capacity.

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
Market For Our Common Equity
Our common stock trades on the Nasdaq Global Select market under the ticker symbol "REGI".
Holders
As of February 29, 2020, there were approximately 1,639 holders of record of our common stock.
Dividends
Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock for the foreseeable future

Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
On May 15, 2018, we were added to the S&P SmallCap 600 index by Nasdaq. The following graph shows a comparison of the cumulative total returns for the last 5 years to December 31, 2019 for us, the Elements MLCX Biofuels ETN Index, the Russell 3000 Index and the S&P SmallCap 600. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the Elements MLCX Biofuels ETN Index, the Russell 3000 Index and the S&P SmallCap 600 assuming all dividends were reinvested.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
REGI	$100.00	$95.67	$99.90	$121.52	$264.68	$277.55
Elements MLCX Biofuels ETN	100.00	85.52	87.23	79.82	71.38	70.13
Russell 3000	100.00	98.53	108.79	129.30	120.26	154.58
S&P SmallCap 600	100.00	96.64	120.56	134.70	121.56	146.92
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In December 2017, the Company's board of directors approved a repurchase program (the "2017 Program") of up to $75.0 million of the Company's 2.75% Convertible Senior Notes due 2019 and 2036 and/or shares of common stock. In June 2018 and January 2019, the Company's board of directors approved repurchase programs of up to $75.0 million each of the Company's convertible notes and/or shares of common stock (the "2018 Program" and "2019 Program"). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors.

The Company made no share repurchases under the 2018 or 2019 Programs during the quarter ended December 31, 2019.
During the quarter ended December 31, 2019, the Company used the remaining $7.4 million under the 2018 Program to repurchase $3.9 million principal amount and approximately $7.2 million under the 2019 Program to repurchase $2.8 million principal amount of its 2036 Convertible Senior Notes. At December 31, 2019, the remaining amount under the 2019 Program was approximately $67.8 million.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this annual report.
The selected consolidated balance sheet data as of December 31, 2019 and 2018, and the selected consolidated statements of operations data for each year ended December 31, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015, and the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenues from continuing operations	$2,641,393	$2,382,987	$2,154,655	$2,039,232	$1,387,344
Net income (loss) from continuing operations attributable to the company's common stockholders	381,112	295,804	(66,279)	62,204	(105,088)
Net loss from discontinued operations attributable to the company's common stockholders	(9,667)	(11,312)	(12,800)	(19,128)	(46,303)

Net income (loss) per share from continuing operations attributable to common stockholders
Basic	$9.95	$7.85	$(1.71)	$1.52	$(2.39)
Diluted	$9.01	$6.78	$(1.71)	$1.52	$(2.39)
Net loss per share from discontinued operations attributable to common stockholders
Basic	$(0.25)	$(0.30)	$(0.33)	$(0.47)	$(1.05)
Diluted	$(0.25)	$(0.30)	$(0.33)	$(0.47)	$(1.05)

Consolidated Balance Sheet Data:
Total assets	$1,785,349	$1,107,096	$1,005,596	$1,136,603	$1,223,620
Long-term debt	$26,130	$33,421	$208,536	$196,203	$247,251

(1)
In the first quarter of 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Topic 842, Leases. The implementation of the new standard introduces a lessee model that brings most leases on the balance sheet. There was also a negative impact to beginning retained earnings of $6,516 related to the impairment of a leased asset. The 2019 Convertible Senior Notes matured on June 15, 2019. We paid $67,380 in cash to settle the outstanding principal amount of the debt and issued 1,902,781 treasury shares to settle the conversion value that was in excess of the principal. The long-term debt at December 31, 2019 does not include the 2036 Convertible Senior Notes of $69,668 that were reclassified to current as the early conversion event was met based on our stock price. In May 2019, we entered into an agreement to sell REG Life Sciences core assets and business. In August 2019, we closed the New Boston, Texas biorefinery. There was an impairment charge associated with the closing of the New Boston refinery of $11,145. In December 2019, the BTC was retroactively reinstated for 2019 and 2018, and will be in effect until December 31, 2022. The net benefit of the retroactive reinstatement of the 2019 and 2018 BTC was $260,850 and $238,564 for the business conducted in 2019 and 2018, respectively, and was recognized in the results of operations in the fourth quarter of 2019.

(2)
The long-term debt at December 31, 2018 did not include the 2019 Convertible Senior Notes of $66,361 that became due in June 2019 and the 2036 Convertible Senior Notes of $75,477 that was reclassified to current as the early conversion event was met based on our stock price. In the fourth quarter of 2018, our Board of Directors authorized us to pursue a plan to sell the REG Life Sciences' core assets and business, which represents a strategic shift in our business. As a result, REG Life Sciences business, valued at selling price less estimated costs to sell, are classified as discontinued operations since 2018.

(3)
Includes the impact of the impairment of our New Orleans facility and the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” signed into law on December 22, 2017 as further described in Note 2 and Note 12, respectively, of Item 8 - Financial Statements and Supplementary Data.

(4)
Includes issuance of the convertible senior notes on June 2, 2016 as further described in Note 11 and Note 2, respectively, of Item 8 - Financial Statements and Supplementary Data. Also includes impact of the impairment of our Emporia facility.

(5)	Includes the impact of a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2019, we sold 700 million total gallons of fuel (including fuel purchased from third parties for resale) and generated revenues of $2.6 billion. We believe our fully integrated approach, which includes acquiring feedstock, managing biorefinery facility construction and upgrades, operating biorefineries, and distributing fuel through a network of terminals, positions us to serve the market for cleaner transportation fuels. In September 2018, we acquired Keck Energy and in July 2019, we opened our first REG branded fueling station, adjacent to REG Seneca, a 60 mmgy biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets, local diesel vehicle owners and other customers as the initial part of our downstream strategy.
We own and operate a network of 13 biorefineries. Eleven biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel, one produces renewable diesel (“RD”), and one is a fermentation facility. Our twelve biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year (“mmgy”). In August 2019, we closed our New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
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
In October 2018, we began collaborating with Phillips 66 on the possible construction of a large-scale renewable diesel plant in Washington state. In January 2020, we announced the cessation of the joint project with Phillips 66 to construct a renewable diesel plant due to the anticipated delay in timing and costs associated with the permitting process.
In May 2019, we sold the core assets of REG Life Sciences that comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment and the operations of the Renewable Chemicals segment have been classified as discontinued operations for all periods covered by this report.

Our businesses are organized into two reportable segments - the Biomass-based Diesel segment and the Services segment.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:

•	the operations of the following biomass-based diesel production refineries as included in Item 2 of Part I of this document, except for the fermentation facility in Okeechobee, Florida;

•	purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;

•	sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and

•	incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. In 2019 and 2018, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2019 and 2018, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were both approximately 10% of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with the RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Consolidated Balance Sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs significantly decreased in value during the first quarter of 2019 and have remained relatively low through the rest of the year, which we believe has been influenced by record level of Small Refiner Exemptions from RIN compliance requirements for 2016, 2017, and 2018.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at December 31, 2019 and 2018 according to OPIS:

	Quantity		OPIS Median Closing Price per RIN
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Biomass-based diesel RINs	7,196,022	12,561,167	$0.40	$0.55
Advanced biofuels RINs	2,008,689	3,907,803	$0.40	$0.51
We generate Low Carbon Fuel Standard credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. LCFS prices increased throughout 2019 and was near all time high prices at year end, which we believe was largely attributable to growing demand for LCFS credits.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at December 31, 2019 and 2018 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
California LCFS	2,366	29,800	$205.50	$195.00
Oregon LCFS	4,073	25,900	$152.50	$137.50
Services Segment
Our Services segment, which primarily provides services to our Biomass-based Diesel Segment, includes:

•	biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities; and

•	construction management services, whereby we act as the construction management and general contractor for the upgrade or construction of biomass-based diesel production facilities.
During recent years, we have utilized our construction management expertise internally to upgrade our facilities including our facilities located in Seneca, Ralston, Albert Lea, Mason City and Newton. In March 2018, we completed the expansion project at our Ralston facility. In June 2017, we completed the acquisition of approximately 82 acres of land near our Geismar, Louisiana biorefinery. The purchase included the acquisition of land we previously leased for our Geismar operations and approximately 61 additional acres in parcels adjacent to and near the facility. We plan to improve and utilize the new acreage to support existing production capacity and for future expansion opportunities.
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
RFS2 was implemented in 2010, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, advanced biofuel and renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

	2016	2017	2018	2019	2020	2021
Biomass-based Diesel	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons	2.43 billion gallons
Total Advanced Biofuels	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	5.04 billion RINs*	N/A
*Ethanol equivalent gallons

The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. The BTC was retroactively reinstated on February 9, 2018 for the fiscal year 2017 and on December 20, 2019 for the fiscal years 2018 and 2019. The BTC was also extended through December 31, 2022.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $207 million net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. The reinstatement of the 2018 and 2019 BTC resulted in an $499 million net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to the corresponding quarterly Adjusted EBITDA when the business giving rise to the retroactive credit was conducted. For the years ended December 31, 2019 and 2018, the reinstatement of the 2018 and 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $261 million and $238 million, respectively.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. The following table shows for 2017, 2018 and 2019 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen in terms of dollars per gallon.
At the beginning of 2019, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.86 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel dropped to $0.60 per gallon at the end of December 2019. It reached a high of $0.97 per gallon of biodiesel in November 2019 and a low of $0.48 per gallon in May 2019. We believe that the decrease in RIN value during 2019 and 2018 was heavily influenced by record levels of Small Refiner Exemptions ("SRE") from RIN compliance requirements for 2016, 2017, 2018 and the approach the EPA states it plans to use to grant the yearly SRE exemptions going forward. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2019, feedstock expense accounted for 79% of our direct production cost, while methanol and chemical catalysts expense accounted for 4% and 3% of our costs of goods sold, respectively.

Feedstocks for biomass-based diesel production, such as distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S. and South America.
During 2019 and 2018, 71% and 77% of the feedstocks used in our operations, respectively, were comprised of distillers corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oils.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2017 to December 2019. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)	Used cooking oil prices ("UCO") are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).

(2)
Distillers corn oil ("DCO") prices are reported as the monthly average of the daily distillers’ corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).

(3)	Choice white grease ("CWG") prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallons).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease from January 2017 to December 2019.

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
During 2019, NY Harbor ULSD prices ranged from a low of $1.70 per gallon in early January to a high of $2.12 per gallon in May with an average price for the year of $1.94 per gallon. Energy prices increased sharply in January and increased slightly until early in the second quarter when trade talks between the U.S. and China broke down. Prices rallied in June due to elevated tensions in the Middle East. Early in the third quarter, prices declined due to further breakdowns in trade talks between the U.S. and China, as well as expected global economic slowdowns and energy demand in 2020. Energy prices finished the year on the upper end of the 2019 trading range on positive U.S. and China trade developments combined with continued tension in the Middle East. U.S. biodiesel prices based on Jacobsen Upper Midwest B100 prices traded in a range reaching a high of $3.00 in December and a low of $2.70 in May.
Animal fat and soybean oil production have both increased in 2019, which contributed to lower feedstock prices during the year. CBOT soybean oil prices ranged from a high of $0.35 per pound in December to a low of $0.26 per pound in May with an average price for the year of $0.29 per pound. Soybeans saw weakness early in the year over concerns that farmers would switch planted acres from corn to beans due to unfavorable weather conditions. Further weather delays and the publishing of the USDA's resurveyed acreage report raised concerns that planted soybean acres would be reduced. Soybean oil prices started to gain early in the third quarter as soybean stocks were lower year-over-year in anticipation of biofuels renewable volume obligation reform. Soybean oil reached multi year highs by the end of 2019, supported by palm oil experiencing a sharp increase in pricing along with the reinstatement of the Biodiesel Tax Credit. Choice white grease prices ranged from a low of $0.19 in November to a high of $0.28 per pound in August with an average price for the year of $0.23 per pound. Relatively strong demand for pork and beef has continued to lead to expansions in those industries. Both hog and cattle production numbers in 2019 were higher than the prior year resulting in lower prices for animal fats.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2017, 2018 and 2019. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We had risk management losses of $28.9 million from our derivative financial instrument trading activity for the year ended December 31, 2019, compared to risk management gains of $18.4 million for the year ended December 31, 2018. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. In 2019 and 2018, risk management gains and losses resulted mostly from the significant volatility in the energy market and accounted for a loss of $0.04 and a gain of $0.03 per gallon sold, respectively. In general, risk management gains and losses resulting from fluctuations in feedstock and energy prices are largely offset by an inverse gain or loss on physical product purchases and sales.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical, and a drop-in replacement, to petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel which we call REG Ultra CleanTM Diesel captures the best properties of the two fuels.
We have filed a patent application for the blending of biodiesel with renewable diesel. It is uncertain whether a patent will issue, but we believe we have discovered novel methods for the blending of biodiesel with renewable diesel which not only improves the quality of the fuel but also the value of the biodiesel component.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2018 and in 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if the market is undersupplied. See chart below for comparison between actual RIN generation and RVO level for advanced biofuel as set by the EPA.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2016	4.30 billion RINs	3.61 billion RINs*	0.16 billion RINs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
* Ethanol equivalent gallons
** Not yet determined
Industry capacity, production and imports
Our operating results are influenced by our industry's capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2017, 100 million gallons lower than 2016. The amount of biomass-based diesel produced and/or imported into the U.S. in 2018 was 2.50 billion gallons. In 2019, according to EMTS data, 2.65 billion gallons of biomass-based diesel were produced and/or imported into the U.S.
The amount of imported biodiesel gallons qualifying under RFS2 has decreased from 572.6 million gallons in 2017 to approximately 333.4 million gallons in 2018. The amount of imported biodiesel was at 423.7 million gallons in 2019, slightly higher than 2018 according to the EIA. The decrease from 2017, is due to the anti-dumping and countervailing duty trade case mentioned previously, which eliminated the imports of biodiesel from Argentina and Indonesia in 2018.
Components of Revenues and Expenses
Continuing Operations:
We derive revenues in our Biomass-based Diesel segment from the following sources:

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits, transportation, storage and insurance costs to the extent paid for by our customers;

•	resale of finished biomass-based diesel, renewable diesel, RINs and LCFS credits acquired from third parties, and raw material feedstocks acquired from others;

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
We derive revenues in our Services segment from the following sources - primarily internal:

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

Selling, general and administrative expense consists of expenses generally involving corporate overhead functions and operations at our Ames, Iowa, international operations and regional offices and research and development activities.
Impairment of property, plant and equipment represents non-cash impairment charges of certain property, plant and equipment items.
Other income (expense), net is primarily comprised of the change in fair value of contingent considerations, gain (loss) on debt extinguishment, changes in fair value of convertible debt conversion liability, interest expense including the accretion of convertible debt and amortization of deferred financing costs, interest income and gain on involuntary conversion, which represents the amount of insurance proceeds in excess of the net book value of the property damage recorded by us related to the June 2017 fire at our Madison facility.

Discontinued Operations:
Net loss from Discontinued Operations was attributable to the research and development activities at and expenses incurred related to the sale of the REG Life Sciences business, which was closed in May 2019. After the sale of the business, REG Life Sciences continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. We do not expect future costs to be material.
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
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. Management’s judgment is that we are not indefinitely reinvested in the undistributed earnings of our non-US subsidiaries at December 31, 2019. The assertion regarding undistributed non-US earnings does not have a material impact on our consolidated financial statements.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We have generally a single performance obligation in our arrangements with customers. We believe for most of our contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When we perform shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. We generally expense sales commissions when incurred. We record these costs within selling, general and administrative expenses.
Revenues associated with governmental incentive programs are recognized when the amount to be received is determinable, collectability is reasonably assured and the sale of product giving rise to the incentive has been recognized. Our revenue from governmental incentive programs is generally comprised of amounts received from the USDA Advanced Biofuel

Program, or the USDA Program, and the biodiesel tax credit. In connection with the biodiesel tax credit, we file a claim with the Internal Revenue Service for a refund of excise taxes each week for gallons we have blended to B99.9 and sold. The biodiesel tax credit provided a $1.00 refundable tax credit per gallon.
Results of Operations
Fiscal years ended December 31, 2019 and December 31, 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2019	2018
Gallons sold	700.3	649.2
Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.75 and $3.03 for the years ended December 31, 2019 and 2018, respectively)	$3.65	$3.43

Revenues from continuing operations	$2,641,393	$2,382,987
Costs of goods sold from continuing operations	2,111,324	1,962,996
Gross profit from continuing operations	530,069	419,991
Selling, general and administrative expenses	118,209	106,739
Impairment of property, plant and equipment	12,208	879
Income from operations	399,652	312,373
Other expense, net	(10,491)	(2,874)
Income tax benefit (expense)	570	(5,871)
Net income from continuing operations	389,731	303,628
Net loss from discontinued operations	(9,667)	(11,312)
Net income	380,064	292,316

Effects of participating share-based awards on continuing operations	(8,619)	(7,824)
Net income from continuing operations available to common stockholders	$381,112	$295,804
Net loss from discontinued operations attributable to common stockholders	$(9,667)	$(11,312)
Continuing Operations:
Revenues. Our total revenues increased $258.4 million, or 11%, to $2,641.4 million for the year ended December 31, 2019, from $2,383.0 million for the year ended December 31, 2018. Due to the retroactive reinstatement of the BTC in December 2019 for the 2018-2019 periods, we recognized in the fourth quarter of 2019 $506.7 million of BTC revenue, $237.4 million of which was attributable to sales in 2018 and $269.3 million of which was attributable to sales in 2019. Due to the retroactive reinstatement of the BTC in February 2018 for the 2017 periods, we recognized in the first quarter of 2018 $220.2 million of BTC revenue, $209.1 million of which was attributable to sales in 2017. These recognitions of BTC revenue attributable to operations from prior periods resulted in increased revenue for the period. The increase in total revenues was also driven by an increase in total gallons sold of 51.1 million gallons, or 8%, offset by a decrease in average selling price excluding the BTC of $0.28, as well as a decrease in Separated RIN sales of $39.6 million.
Biomass-based diesel revenues including government incentives increased $259.1 million, or 11%, to $2,639.8 million during the year ended December 31, 2019, from $2,380.7 million for the year ended December 31, 2018. The increase in revenues was mostly attributable to the recognition in the fourth quarter of 2019 of BTC revenue relating to operations in the 2018 period, which exceed the BTC revenue recognized in the 2018 period relating to our 2017 operations by $286.5 million. Gallons sold increased 51.1 million, or 8%, to 700.3 million during the year ended December 31, 2019, compared to 649.2 million during the year ended December 31, 2018. The increase in gallons sold for the year ended December 31, 2019 accounted for a revenue increase of $140.5 million using 2019 average sales pricing. Our average biomass-based diesel sales price per gallon including the BTC net benefits increased $0.22, or 6%, to $3.65 during the year ended December 31, 2019 compared to $3.43 during the year ended December 31, 2018. Excluding the BTC net benefits, our average biomass-based diesel sales price decreased $0.28, or 9%, compared to $3.03 for 2018. This decrease was mainly due to the lower energy prices in 2019. The decrease in average sales price excluding the BTC net benefits from 2019 to 2018 contributed to a $181.8 million revenue decrease when applied to the number of gallons sold during 2018. Sales of separated RIN inventory were $98.3 million and $137.9 million for the years ended December 31, 2019 and 2018, respectively, reducing the overall increase in biomass-based diesel revenues in 2019. RIN prices, which we believe have been inversely correlated to the HOBO spread, decreased significantly in 2018 and declined almost 60% during the 2018-2019 period, with low prices persisting throughout 2019.
Costs of goods sold. Our costs of goods sold increased $148.3 million, or 8%, to $2,111.3 million for the year ended December 31, 2019, from $1,963.0 million for the year ended December 31, 2018. Costs of goods sold as a percentage of revenues were 80% and 82% for the years ended December 31, 2019 and 2018, respectively.
Biomass-based diesel costs of goods sold increased in 2019 mainly due to an 8% increase in gallons sold. Average lower cost feedstocks prices for the years ended December 31, 2019 and December 31, 2018, were $0.26 per pound. Average soybean oil costs for the years ended December 31, 2019 and December 31, 2018 were $0.31 per pound. We recorded risk management losses of $28.9 million from our derivative financial instrument activity in 2019, compared to risk management gains of $18.4 million for 2018. Our risk management gains and losses are directly impacted by any volatility in the energy and commodities market. Costs of goods sold for separated RIN inventory sales were $39.2 million and $75.7 million for the years ending December 31, 2019 and 2018, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses increased $11.5 million, or 11%, to $118.2 million for the year ended December 31, 2019, compared to $106.7 million for the year ended December 31, 2018. As a percentage of revenues, our SG&A expenses were 4.5% for both 2019 and 2018, respectively. The increase in 2019 year over year was driven largely by higher employee related compensation, arising from the Company's strong financial performance in 2019.
Impairment of property, plant and equipment. We recorded a property, plant and equipment impairment in 2019 of approximately $12.2 million mainly due to the closure of the New Boston refinery. During 2018, we recorded a $0.9 million property, plant and equipment impairment after we determined that the carrying amounts of certain assets were deemed not recoverable.
Other income (expense), net. Other expense was $10.5 million for the year ended December 31, 2019, compared to other expense of $2.9 million for the year ended December 31, 2018. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. In 2019, we had a $0.5 million gain on debt extinguishment and in 2018 we had a $6.3 million gain on debt extinguishment, a difference of $5.8 million. The $6.3 million net increase in other expense in 2019 was primarily due to this difference in gain on debt extinguishment between the periods. In addition, in 2018 we recorded gain from involuntary conversion related to a fire at our Madison facility that offset higher interest expense for the year, resulting in lower total other expense compared to 2019.
Income tax benefit (expense). Income tax benefit recorded during the year ended December 31, 2019 was $0.6 million, compared to income tax expense of $5.9 million for the year ended December 31, 2018, with the decrease primarily resulting from additional tax expense incurred in connection with the repurchase of a significantly greater amount of our 2016 convertible debt in 2018 compared to repurchases in 2019. At December 31, 2019 and 2018, we had net deferred income tax assets of approximately $343.5 million and $275.2 million, respectively, with a valuation allowance of $350.5 million and $283.6 million, respectively. As a result, our effective tax rate was 0.2% and 2.0% for the years ended December 31, 2019 and 2018, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $8.6 million and $7.8 million for the years ended December 31, 2019 and 2018, respectively.
Discontinued Operations:
Net loss from discontinued operations for the year ended December 31, 2019 of $9.7 million, primarily related to the research and development activities of REG Life Sciences and expenses incurred related to the sale of the business. In 2019, REG Life Sciences continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. We do not expect future costs to be material. For the year ended December 31, 2018, the net loss was $11.3 million. This loss included an impairment loss, net of tax, of $11.2 million reflecting the fair value of the estimated proceeds from a sale, net of costs to sell. Net loss from discontinued operations for the year ended December 31, 2018 also included a loss of $14.0 million primarily related to the research and development activities of REG Life Sciences, which was offset by a change in value of contingent consideration of $13.9 million.
Fiscal years ended December 31, 2018 and December 31, 2017

Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2018	2017
Gallons sold	649.2	586.7
Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $3.03 for the year ended December 31, 2018)	$3.43	$3.06

Revenues from continuing operations	$2,382,987	$2,154,655
Costs of goods sold from continuing operations	1,962,996	2,070,301
Gross profit from continuing operations	419,991	84,354
Selling, general and administrative expenses	106,739	95,843
Impairment of property, plant and equipment	879	49,873
Income (loss) from operations	312,373	(61,362)
Other income (expense), net	(2,874)	(35,407)
Income tax benefit (expense)	(5,871)	30,490
Net income (loss) from continuing operations	303,628	(66,279)
Net loss from discontinued operations	(11,312)	(12,800)
Net income (loss)	292,316	(79,079)

Effects of participating share-based awards on continuing operations	(7,824)	—
Net income (loss) from continuing operations available to common stockholders	$295,804	$(66,279)
Net loss from discontinued operations available to common stockholders	$(11,312)	$(12,800)
Continuing Operations:
Revenues. Our total revenues increased $228.3 million, or 11%, to $2,383.0 million for the year ended December 31, 2018, from $2,154.7 million for the year ended December 31, 2017. This increase was primarily due to the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated, coupled with a 11% increase in gallons sold, offset by lower average selling price without the impact of the 2017 BTC. The increase in the total revenues was also negatively impacted by a significant reduction in revenues from sales of separated RINs.
Biomass-based diesel revenues including government incentives increased $227.2 million, or 11%, to $2,380.7 million during the year ended December 31, 2018, from $2,153.5 million for the year ended December 31, 2017. Gallons sold increased 62.5 million, or 11%, to 649.2 million during the year ended December 31, 2018, compared to 586.7 million during the year ended December 31, 2017. The increase in gallons sold for the year ended December 31, 2018 accounted for a revenue increase of $189.4 million using 2018 average sales pricing. The increase in revenues was also attributable to a $338.8 million increase in government incentives revenues in 2018 as the 2017 BTC was not reinstated until February 9, 2018 and was recognized in revenues in the first quarter of 2018. Our average biomass-based diesel sales price per gallon including the 2017 BTC net benefit increased $0.37, or 12%, to $3.43 during the year ended December 31, 2018, but decreased $0.03, or 1%, excluding the 2017 BTC net benefit, compared to $3.06 during the year ended December 31, 2017. This decrease was mainly due to the lower energy prices in 2018. The decrease in average sales price excluding the 2017 BTC net benefit from 2017 to 2018 contributed to a $17.6 million revenue decrease when applied to the number of gallons sold during 2017. The net 2017 BTC benefits contributed to an increase in revenues of $206.5 million. Sales of separated RIN inventory were $137.9 million and $337.5 million for the years ended December 31, 2018 and 2017, respectively, reducing the overall increase in biomass-based diesel revenues in 2018. RIN value decreased significantly in 2018 - RIN prices declined almost 60% year over year, and we believe RIN prices have been inversely correlated to the HOBO spread.
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
Biomass-based diesel costs of goods sold decreased in 2018 despite a 11% increase in gallons sold, largely driven by lower feedstock costs and gains from risk management activity. Average lower-cost feedstocks prices for the year ended December 31, 2018 were $0.26 per pound, compared to $0.28 per pound for the year ended December 31, 2017. Average soybean oil costs for the years ended December 31, 2018 and December 31, 2017 were $0.31 and $0.34 per pound. We recorded risk management gains of $18.4 million from our derivative financial instrument activity in 2018, compared to risk management losses of $23.4 million for 2017. This fluctuation in risk management gains and losses was mainly due to the volatility in the energy and commodities market. Costs of goods sold for separated RIN inventory sales were $75.7 million and $264.8 million for the years ending December 31, 2018 and 2017, respectively.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses were $106.7 million for the year ended December 31, 2018, compared to $95.8 million for the year ended December 31, 2017. SG&A expenses increased $10.9 million, or 11%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. As a percentage of revenues, our SG&A expenses were 4.5% and 4.4% for 2018 and 2017, respectively. The increase in 2018 year over year was driven largely by higher employee related compensation, arising from the Company's strong financial performance in 2017.
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
Other income (expense), net. Other expense was $2.9 million for the year ended December 31, 2018, compared to other income of $35.4 million for the year ended December 31, 2017. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. On December 8, 2017, at the special meeting of stockholders, we obtained approval from our stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option was reclassified into Additional Paid-in Capital at December 8, 2017, resulting in a $18.8 million expense in 2017 related to the fair value adjustment on the convertible debt conversion liability. There was no such expense in 2018. The other expense in 2018 was offset by debt extinguishment gains related to our buyback of the 2036 Convertible Senior Notes.
Income tax benefit (expense). Income tax expense recorded during the year ended December 31, 2018 was $5.9 million, compared to an income tax benefit of $30.5 million for the year ended December 31, 2017. The primary difference resulted from the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, which reduced the U.S. corporate income tax rate from 35% to 21%, causing a re-measurement of deferred tax liabilities, and the release of valuation allowance due to the reclassification of the 2036 Convertible Senior Notes to Additional Paid-in Capital. At December 31, 2018 and 2017, we had net deferred income tax assets of approximately $275.2 million and $257.2 million, respectively, with a valuation allowance of $283.6 million and $265.4 million, respectively. As a result, our effective tax rate was 2.0% and 27.8% for the years ended December 31, 2018 and 2017, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $7.8 million and $0.0 million for the years ended December 31, 2018 and 2017, respectively.
Discontinued Operations:
In the fourth quarter of 2018, our Board of Directors authorized us to pursue a plan to sell the core assets and business of REG Life Sciences, the main component of our Renewable Chemicals segment. This represents a strategic shift in our business. As a result, REG Life Sciences business is classified as discontinued operations. Net loss from discontinued operations included an impairment loss, net of tax of $11.2 million reflecting the fair value of the estimated proceeds from a sale, net of costs to sell. Net loss from discontinued operations for the year ended December 31, 2018 also included a loss of $14.0 million primarily related to the research and development activities of REG Life Sciences, which was offset by a change in value of contingent consideration of $13.9 million as a result of shortened duration to the final earnout determination date and reduced commercialization probability. For the year ended December 31, 2017, the net loss was $12.8 million. The net loss in both years were related to research and development expenses to bring industrial biotechnology products to market.
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
Since the fourth quarter of 2018, the operations of REG Life Sciences have been classified as discontinued operations. We have excluded the results from these discontinued operations from the calculation of Adjusted EBITDA. The corresponding prior period amounts have been reclassified to conform with the current period presentation. The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss) from continuing operations:

(In thousands)					Year ended December 31,					Year ended December 31,
	1Q-2019	2Q-2019	3Q-2019	4Q-2019	2019	1Q-2018	2Q-2018	3Q-2018	4Q-2018	2018
Net income (loss) from continuing operations	$(41,387)	$(57,635)	$(13,753)	$502,506	$389,731	$217,844	$29,042	$25,472	$31,270	$303,628
Adjustments:
Interest expense	4,219	3,737	2,866	1,354	12,176	4,651	4,925	4,003	3,955	17,534
Income tax (benefit) expense	(430)	(90)	(629)	579	(570)	(1,203)	3,835	854	2,385	5,871
Depreciation	9,099	9,142	9,107	8,950	36,298	8,739	9,004	8,977	9,604	36,324
Amortization of intangible assets	334	510	397	391	1,632	42	44	52	45	183
EBITDA	(28,165)	(44,336)	(2,012)	513,780	439,267	230,073	46,850	39,358	47,259	363,540
Gain on involuntary conversion	—	—	—	—	—	(4,000)	(454)	—	(3)	(4,457)
Gain on sale of assets	—	—	—	—	—	(990)	—	(13)	(2)	(1,005)
Change in fair value of contingent consideration	304	398	(136)	—	566	458	30	185	444	1,117
(Gain) loss on debt extinguishment	2	—	—	(490)	(488)	232	(2,337)	(788)	(3,404)	(6,297)
Other expense, net	(854)	(691)	(179)	(39)	(1,763)	(225)	(2,067)	(486)	(1,240)	(4,018)
Impairment of assets	—	468	11,145	595	12,208	—	—	—	879	879
Straight-line lease expense	—	—	—	—	—	(33)	(3)	(61)	(31)	(128)
Executive severance	—	—	—	—	—	165	50	—	—	215
Non-cash stock compensation	1,353	1,824	1,804	1,726	6,707	1,794	2,203	1,227	1,188	6,412
Adjusted EBITDA excluding BTC allocation	$(27,360)	$(42,337)	$10,622	$515,572	$456,497	$227,474	$44,272	$39,422	$45,090	$356,258
Biodiesel tax credit 2017(1)	—	—	—	—	—	(206,521)	—	—	—	(206,521)
Biodiesel tax credit 2018(2)	—	—	—	(238,564)	(238,564)	42,847	66,499	71,140	58,078	238,564
Biodiesel tax credit 2019(2)	56,385	78,493	77,168	(212,046)	—	—	—	—	—	—
Adjusted EBITDA	$29,025	$36,156	$87,790	$64,962	$217,933	$63,800	$110,771	$110,562	$103,168	$388,301
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
(2) On December 20, 2019, the BTC was retroactively reinstated for the 2018 and 2019 calendar years. The retroactive credit for 2018 and 2019 resulted in a net benefit to us that was recognized in our GAAP financial statements for the quarter ending December 31, 2019. However, because a portion of this credit relates to the 2018 operating performance, our presentation of Adjusted EBITDA reflects the allocation of the net benefit to each of the four quarters of 2018 based upon the portion of the BTC benefit that related to that quarter. The portion of the credit related to 2019 was allocated to each of the four quarters based upon the portion of the BTC benefit that related to that quarter.
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
Liquidity and Capital Resources
Sources of liquidity. At December 31, 2019 and 2018, the total of our cash and cash equivalents and marketable securities was $50.4 million and $174.5 million, respectively. At December 31, 2019, we had total assets of $1,785.3 million, compared to $1,107.1 million at December 31, 2018. At December 31, 2019, we had term debt before debt issuance costs of $106.0 million, compared to term debt before debt issuance costs of $185.8 million at December 31, 2018. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of December 31, 2019.
Our term debt (in thousands) is as follows:

	December 31,
	2019	2018
2.75% Convertible Senior Notes, matured and paid in June 2019	$—	$66,361
4.00% Convertible Senior Notes, $89,627 face amount, due in June 2036	69,668	75,477
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	6,468	8,964
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	15,980	18,948
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	6,966	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,929	7,185
Other	33	54
Total debt before debt issuance costs	$106,044	$185,817

In addition, we had revolving debt (in thousands) as follows:

	December 31,
	2019	2018
Amount outstanding under lines of credit	$76,990	$14,250
Maximum available to be borrowed under lines of credit	$101,485	$114,889
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
In accordance with the indenture governing the 2019 Convertible Senior Notes, we elected to settle all conversions of each $1,000 principal amount of such Notes being converted on or after October 23, 2018, with $1,000 in cash and any conversion value in excess of that amount in shares of our common stock. On June 15, 2019, the 2019 Convertible Senior Notes matured. We paid $67.4 million in cash to settle the outstanding principal amount and issued 1,902,781 treasury shares to settle the conversion value that was in excess of the principal.

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
The 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, our current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at our option in cash, stock or a combination of cash and stock. As of December 31, 2019 and December 31, 2018, the early conversion event was met based on our stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on our Consolidated Balance Sheets at December 31, 2019 and December 31, 2018.
During 2018, we used $110.8 million under the 2017 and 2018 Programs to buy back $55.7 million of principal of the 2036 Convertible Senior Notes, reflecting the conversion premium, after tax impact, of $70.0 million and gains on debt extinguishment of $6.4 million.
During 2019, we used the remaining $7.4 million under the 2018 Program to repurchase $3.9 million principal amount and approximately $7.2 million under the 2019 Program to repurchase $2.8 million principal amount of the 2036 Convertible Senior Notes, reflecting the conversion premium, after tax impact, of $9.7 million and gains on debt extinguishment of $0.5 million.

Other term debt
In January 2020, REG Danville and REG Grays Harbor paid off the outstanding balance of the debt that each company owed.

Lines of credit

On November 4, 2019, the M&L and Services Revolver was amended to allow through April 30, 2020 the maximum aggregate amount of the revolving commitments to be increased at the Company's option to $175.0 million or $200.0 million if the BTC was retroactively reinstated for 2018 and/or 2019 and/or 2020. In December 2019, following the reinstatement of the BTC, we exercised this right and increased the maximum aggregate amount of revolving credit commitments to $200.0 million. After April 30, 2020, the maximum aggregate principal amount of revolver commitments will automatically reduce to $150.0 million.
On March 3, 2020 the M&L and Services Revolver was amended to allow the borrowing base related to the BTC to increase from $50.0 million to $75.0 million. The amendment also allows the fixed charge coverage ratio testing threshold to be reduced from 10% to 5% until April 30, 2020.
Cash flow. The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Cash provided from (used in) operations	$(46,708)	$365,534	$29,796
Cash provided from (used in) investing activities	5,670	(97,197)	(63,869)
Cash used in financing activities	(32,052)	(219,205)	(10,158)
Net change in cash, cash equivalents and restricted cash	(73,090)	49,132	(44,231)
Cash, cash equivalents and restricted cash end of period	$53,436	$126,575	$77,627
In 2019, we used $46.7 million of cash in operating activities, compared to $365.5 million provided from operations in 2018 and $29.8 million provided from 2017. Cash used in operating activities for 2019 was mainly due to the buildup of accounts receivables of $786.2 million, largely due to the recognition of two years of BTC benefit in the fourth quarter of the year, offset by a significant increase in accounts payable related to the reinstatement of the BTC of $255.2 million due to customers and vendor. In 2018, we generated $365.5 million of cash from operating activities, a significant increase from 2017, mainly driven by the net income of $292.3 million, compared to net loss of $79.1 million in 2017. During 2018, we received approximately $381.8 million related to the reinstatement of the 2017 BTC related to continuing operations. Of this amount received, we paid $150.8 million to our vendors and customers. The increase in net cash flows provided in investing activity was primarily impacted by the net maturities in marketable securities of $51.1 million, compared to the net investments in marketable securities in 2018 of $50.7 million and no investments in 2017. This increase was partially offset by a reduction in cash paid for property, plant and equipment of $42.5 million, compared to $46.5 million and $67.6 million in 2018 and 2017, respectively. The primary change in financing activities for 2019 included the payment of $67.4 million upon maturity of the 2019 Convertible Senior Notes and payments made for contingent consideration settlements. In 2018, financing activities included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes and $110.8 million used to buy back $55.7 million principal amount of the 2036 Convertible Senior Notes. Also impacting financing activities were net borrowings on revolving lines of credit of $70.1 million for the year ended December 31, 2019, compared to net repayments of $51.0 million in 2018 and net borrowings of $8.0 million in 2017.
Capital expenditures: During 2019, our capital expenditures were $42.5 million involving various projects, the majority of which were at the Houston, Seneca and Geismar facilities. During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities. During 2017, our capital expenditures were $67.6 million involving various projects, the majority of which were upgrades to our facilities in New Boston, Madison, Seneca, Geismar, Germany and Ralston facilities. In June 2017, we completed an acquisition for $20 million of approximately 82 acres of land in Geismar, Louisiana, which includes the land our Geismar biorefinery previously leased for its operations, as well as more than 61 adjacent acres, which we plan to improve and utilize to support existing production capacity and future expansion opportunities. Our budgeted capital expenditures for 2020 are approximately $60.0 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
Contractual Obligations:
The following table describes our commitments to settle contractual obligations in cash as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years
	(In thousands)
Long-Term Debt (1)	$127,265	$78,505	$16,056	$9,918	$22,786
Operating Lease Obligations (2)	53,087	17,252	18,620	5,607	11,608
Purchase Obligations (3)	13,089	3,298	5,952	3,839	—
	$193,441	$99,055	$40,628	$19,364	$34,394

(1)
See Note 11 of Item 8 for additional detail. Includes fixed interest associated with these obligations. The 2036 convertible senior notes, although not contractually mature in 2020 are convertible at the option of the holder and therefore represented as a contractual obligation in 2020. The amounts included in the "Less than 1 Year" and "Years 1-3", related to the debt held by REG Danville that was subsequently repaid in January 2020 was $2,496 and $3,972, respectively. The amount in the "Less Than 1 Year" column includes the term debt and related interest at REG Danville and REG Grays Harbor amounting to $6,468 and $7,526, respectively, that was fully repaid in January 2020.

(2)	Operating lease obligations consist of leases of distribution terminals, biomass-based diesel storage facilities, railcars, vehicles, office buildings, and office equipment.

(3)	Purchase obligations for our production facilities.
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
Commodity Price Risk
Over the period from January 2017 through December 2019, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $1.31 per gallon in June 2017, with prices averaging $1.88 per gallon during this period. Over the period January 2017 to December 2019, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board Of Trade for crude soybean oil) have ranged from a high of $0.36 per pound, or $2.69 per gallon of biodiesel, in January 2017 to a low of $0.26 per pound, or $1.98 per gallon of biodiesel, in May 2019 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.31 per pound, or $2.31 per gallon. Over the period from January 2017 through December 2019, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in August 2017 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2017 through December 2019, RIN prices (based on prices from OPIS) have ranged from a high of $1.17 in August 2017 to a low of $0.31 in October 2018, with sales prices averaging $0.67 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2019. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-

cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2019 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	700.3	gallons	10%	$(255.6)	(48.2)%
Total Lower-Cost Feedstocks	2,804.2	pounds	10%	$(74.3)	(14.0)%
Total Canola Oil	573.5	pounds	10%	$(18.7)	(3.5)%
Total Soy Oil	573.3	pounds	10%	$(17.8)	(3.4)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil. The extent to which we engage in risk management activities depends on market conditions and other factors and varies substantially from time to time and from feedstock to feedstock. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have a positive effect of $11.0 million on the fair value of these instruments at December 31, 2019. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $4.2 million on the fair value of these instruments December 31, 2019. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at December 31, 2019.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances during 2019 was 3.77% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Renewable Identification Numbers
We are exposed to market risks related to the volatility in the price of credits needed to comply with governmental programs. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of
Renewable Energy Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 6, 2020

We have served as the Company's auditor since 2006.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,436	$123,575
Marketable securities	—	50,932
Accounts receivable (net of allowance for doubtful accounts of $1,001 and $673, respectively)	858,922	74,551
Inventories	161,429	168,900
Prepaid expenses and other assets	35,473	41,169
Restricted cash	3,000	3,000
Current assets held for sale	—	3,250
Total current assets	1,109,260	465,377
Property, plant and equipment, net	584,577	590,723
Right of use assets	36,899	—
Goodwill	16,080	16,080
Intangible assets, net	12,018	13,646
Other assets	26,515	21,270
TOTAL ASSETS	$1,785,349	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$76,990	$14,250
Current maturities of long-term debt	77,131	149,006
Current maturities of operating lease obligations	15,690	—
Accounts payable	369,213	95,866
Accrued expenses and other liabilities	40,776	35,256
Deferred revenue	8,620	300
Total current liabilities	588,420	294,678
Deferred income taxes	6,975	8,410
Long-term debt (net of debt issuance costs of $2,783 and $3,390, respectively)	26,130	33,421
Long-term operating lease obligations	30,413	—
Other liabilities	1,505	5,334
Total liabilities	653,443	341,843
COMMITMENTS AND CONTINGENCIES (NOTE 19)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,967,079 and 37,318,942 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	438,591	451,427
Retained earnings	800,792	427,244
Accumulated other comprehensive loss	(1,994)	(1,656)
Treasury stock (10,403,798 and 11,524,975 shares, respectively)	(105,488)	(111,767)
Total equity attributable to the Company's shareholders	1,131,906	765,253
TOTAL LIABILITIES AND EQUITY	$1,785,349	$1,107,096
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019	2018	2017
REVENUES:
Biomass-based diesel sales	$1,875,076	$1,875,316	$1,787,308
Separated RIN sales	98,285	137,895	337,501
Biomass-based diesel government incentives	666,392	367,490	28,728
	2,639,753	2,380,701	2,153,537
Other revenues	1,640	2,286	1,118
	2,641,393	2,382,987	2,154,655
COSTS OF GOODS SOLD:
Biomass-based diesel	2,072,139	1,887,292	1,805,408
Separated RINs	39,174	75,704	264,765
Other costs of goods sold	11	—	128
	2,111,324	1,962,996	2,070,301
GROSS PROFIT	530,069	419,991	84,354
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	118,209	106,739	95,843
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	12,208	879	49,873
INCOME (LOSS) FROM OPERATIONS	399,652	312,373	(61,362)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(566)	(1,117)	(2,151)
Change in fair value of convertible debt conversion liability	—	—	(18,833)
Gain on debt extinguishment	488	6,297	—
Gain on involuntary conversion	—	4,457	5,329
Other income (expense)	1,763	5,023	(997)
Interest expense	(12,176)	(17,534)	(18,755)
	(10,491)	(2,874)	(35,407)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	389,161	309,499	(96,769)
INCOME TAX BENEFIT (EXPENSE)	570	(5,871)	30,490
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	389,731	303,628	(66,279)
DISCONTINUED OPERATIONS (NOTE 6):
Loss on operations of discontinued operations	(9,667)	(86)	(12,800)
Impairment loss on assets classified as held for sale	—	(11,226)	—
NET LOSS ON DISCONTINUED OPERATIONS	(9,667)	(11,312)	(12,800)
NET INCOME (LOSS)	380,064	292,316	(79,079)

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(8,619)	(7,824)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$381,112	$295,804	$(66,279)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$(9,667)	$(11,312)	$(12,800)
Basic net income (loss) per share available to common stockholders
Continuing operations	$9.95	$7.85	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Net income (loss) per share	$9.71	$7.56	$(2.04)
Diluted net income (loss) per share available to common stockholders
Continuing operations	$9.01	$6.78	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Net income (loss) per share	$8.78	$6.52	$(2.04)
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	38,288,610	37,687,552	38,731,015
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Continuing operations	42,320,980	43,653,720	38,731,015
Discontinued operations	38,288,610	37,687,552	38,731,015
Net income (loss)	42,320,980	43,653,720	38,731,015
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS)

	2019	2018	2017
Net income (loss)	$380,064	$292,316	$(79,079)
Unrealized losses on marketable securities, net of taxes of $0, $0 and $0, respectively	—	(28)	—
Foreign currency translation adjustments	(338)	(1,906)	6,029
Other comprehensive income (loss)	(338)	(1,934)	6,029
Comprehensive income (loss)	$379,726	$290,382	$(73,050)
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 71,112 shares of treasury stock purchased)	210,611	—	—	—	—	(872)	—	(872)
Settlement of stock appreciation rights in common stock (net of 35,955 shares of treasury stock purchased)	73,725	—	—	—	—	(385)	—	(385)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Impact of 2036 Senior Notes conversion liability reclassification (net of tax impact of $18,025)	—	—	27,908	—	—	—	—	27,908
Stock compensation expense	—	—	6,909	—	—	—	—	6,909
Foreign currency translation adjustment	—	—	—	—	6,029	—	—	6,029
Net loss	—	—	—	(79,079)	—	—	—	(79,079)
BALANCE, December 31, 2017	38,837,749	5	515,452	134,928	278	(83,081)	—	567,582
Conversion of restricted stock units to common stock (net of 146,999 shares of treasury stock purchased)	293,717	—	—	—	—	(2,280)	—	(2,280)
Settlement of stock appreciation rights in common stock (net of 62,866 shares of treasury stock purchased)	140,332	—	—	—	—	(1,191)	—	(1,191)
Convertible debt extinguishment impact (net of tax of $5,498)	—	—	(70,689)	—	—	—	—	(70,689)
Treasury stock repurchases	(1,937,844)	—	—	—	—	(25,048)	—	(25,048)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Stock compensation expense	—	—	6,412	—	—	—	—	6,412
Foreign currency translation adjustment	—	—	—	—	(1,906)	—	—	(1,906)
Net change in unrealized losses on marketable securities	—	—	—	—	(28)	—	—	(28)
Net income	—	—	—	292,316	—	—	—	292,316
BALANCE, December 31, 2018	37,318,942	5	451,427	427,244	(1,656)	(111,767)	—	765,253
Conversion of restricted stock units to common stock (net of 140,592 shares of treasury stock purchased)	345,655	—	—	—	—	(3,317)	—	(3,317)
Settlement of stock appreciation rights in common stock (net of 14,367 shares of treasury stock purchased)	26,346	—	(31)	—	—	(201)	—	(232)
Convertible debt extinguishment impact (net of tax of $564)	—	—	(9,715)	—	—	—	—	(9,715)
Settlement of 2019 Convertible Debt in common stock, net of 1,902,781 shares of treasury stock	1,902,781	—	(18,779)	—	—	18,779	—	—
Unwind of capped call options	(626,645)	—	8,982	—	—	(8,982)	—	—
Stock compensation expense	—	—	6,707	—	—	—	—	6,707
Foreign currency translation adjustment	—	—	—	—	(338)	—	—	(338)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	—	(6,516)
Net income	—	—	—	380,064	—	—	—	380,064
BALANCE, December 31, 2019	38,967,079	$5	$438,591	$800,792	$(1,994)	$(105,488)	$—	$1,131,906
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$380,064	$292,316	$(79,079)
Net loss from discontinuing operations	(9,667)	(11,312)	(12,800)
Net income (loss) from continuing operations	389,731	303,628	(66,279)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	36,298	36,246	33,779
Amortization expense of assets and liabilities, net	22,457	996	1,589
Accretion of asset retirement obligations	51	47	62
Accretion of convertible note discount	539	5,014	5,413
Accretion of marketable securities	(146)	(215)	—
Impairment of property, plant and equipment, net	12,208	879	49,873
Provision (benefit) for doubtful accounts	447	(273)	139
Stock compensation expense	6,707	6,412	6,909
Deferred tax expense (benefits)	(591)	4,850	(30,088)
Change in fair value of contingent consideration	566	1,117	2,151
Gain on involuntary conversion	—	(4,457)	(5,329)
Gain on sales of assets	—	(974)	—
Change in fair value of convertible debt conversion liability	—	—	18,833
Gain on debt extinguishment	(488)	(6,297)	—
Other	11	593	246
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(786,178)	19,662	74,974
Inventories	7,151	(34,066)	12,029
Prepaid expenses and other assets	11,089	41,250	2,491
Accounts payable	263,208	14,221	(20,220)
Accrued expenses and other liabilities	16,505	(7,259)	(18,802)
Operating lease obligations	(20,913)	—	—
Deferred revenue	8,321	(1,918)	(25,028)
Net cash flows (used in) provided from operating activities - continuing operations	(33,027)	379,456	42,742
Net cash flows used in operating activities - discontinued operations	(13,681)	(13,922)	(12,946)
Cash provided from (used in) operations	(46,708)	365,534	29,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(3,478)	(70,745)	—
Maturities of marketable securities	54,584	20,000	—
Cash paid for purchase of property, plant and equipment	(42,518)	(46,453)	(67,557)
Insurance proceeds for asset impairments	—	4,464	8,000
Cash receipts from disposal of fixed assets	—	1,647	—
Cash paid for investments	(6,018)	(974)	(816)
Cash paid for acquisitions and additional interests, net of cash acquired	—	(4,801)	(3,482)
Net cash flows provided by (used in) investing activities - continuing operations	2,570	(96,862)	(63,855)
Net cash flows provided by (used in) investing activities - discontinued operations	3,100	(335)	(14)
Cash provided from (used in) investing activities	5,670	(97,197)	(63,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	70,091	(50,967)	8,025
Borrowing on other lines of credit	113,459	71,865	8,812
Repayments on other lines of credits	(120,644)	(69,267)	(4,442)
Cash received for issuance of debt	—	14,034	23,575
Cash paid on debt	(80,365)	(143,516)	(14,659)
Cash paid for debt issuance costs	(116)	(697)	(1,062)
Cash received on partial termination of capped call options	—	85	—
Cash paid for treasury stock	—	(25,048)	—
Cash paid for contingent consideration	(10,427)	(12,223)	(29,150)
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,550)	(3,471)	(1,257)
Other financing activities	(500)	—	—
Net cash flows used in financing activities - continuing operations	(32,052)	(219,205)	(10,158)
Net cash flows provided from financing activities - discontinuing operations	—	—	—
Cash used in financing activities	(32,052)	(219,205)	(10,158)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(73,090)	49,132	(44,231)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at Beginning of period	126,575	77,627	120,210
Effect of exchange rate changes on cash	(49)	(184)	1,648
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at End of period	$53,436	$126,575	$77,627

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS)

	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$740	$910	$252
Cash paid for interest	$9,054	$11,453	$11,637
Leased assets obtained in exchange for new operating lease liabilities	$11,581	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,641	$3,459	$7,688
Issuance costs	$—	$37	$29
2036 Convertible Senior Notes settlement	$9,402	$—	$—
Contingent consideration for acquisitions	$—	$482	$—
Non-cash reclassification of the 2036 Convertible Notes conversion liability to additional paid in capital, net of tax impact	$—	$—	$27,908
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$(18,779)	$—	$—
Receipt in treasury stock for settlement of capped call option	$8,952	$—	$—

See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2019, 2018 and 2017
(In Thousands, Except Share and Per Share Amounts)
NOTE 1—ORGANIZATION, PRESENTATION, AND NATURE OF THE BUSINESS
Renewable Energy Group, Inc. (the "Company" or "REG") is a company focused on providing cleaner, lower carbon transportation fuels. Today, the Company principally generates revenue as the leading North American advanced biofuels producer with a nationwide distribution and logistics system. The Company participates in each aspect of biomass-based diesel production, from acquiring feedstock, managing construction and operating biomass-based diesel production facilities, to marketing, selling and distributing biomass-based diesel and its co-products. To do this, REG utilizes its nationwide production, distribution and logistics system as part of an integrated value chain model to focus on converting natural fats, oils and greases into advanced biofuels.
As of December 31, 2019, the Company owns and operates thirteen biorefineries, with eleven locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of lower-cost feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery, which had a nameplate capacity was 15 mmgy.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state incentives. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on February 9, 2018 for the year 2017 and on December 20, 2019 for the years 2018 and 2019. The BTC has also been extended through December 31, 2022.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which it controls. All intercompany balances and transactions have been eliminated for consolidated reporting purposes.
Cash and Cash Equivalents
Cash and cash equivalents consist of money market funds and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
The Company segregates certain cash balances as restricted cash that represent those funds required to be set aside by a contractual agreement. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
As of December 31, 2019, 2018 and 2017, current restricted cash amounted to $3,000, $3,000, and $0, respectively. The restricted cash was held as pledges for letters of credit issued to support our operations. See the table below for reconciliation of Cash and cash equivalents and restricted cash in regard to the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$50,436	$123,575	$77,627
Restricted cash	3,000	3,000	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$53,436	$126,575	$77,627

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in "Accumulated other comprehensive income (loss)". Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in "Other income (expense), net". The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no marketable securities as of December 31, 2019.
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
As of December 31, 2019, the Company recorded a receivable of $672,627 and $109,406 from the federal government and customers, respectively, related to the reinstatement of the 2018 and 2019 BTC.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2019 and 2018.
Renewable Identification Numbers (RINs)
When the Company produces and sells a gallon of biomass-based diesel, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with the RFS2. RFS2 allows the Company to attach between zero and 2.5 RINs to a gallon of biomass-based diesel. As a result, a portion of the selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biomass-based diesel produced or held by the Company pending attachment to other biomass-based diesel.
In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable as of the last day of each accounting period. The resulting adjustments are reflected in costs of goods sold for the period. The value of these RINs is reflected in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by OPIS.
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

In addition, the Company also obtains LCFS credits from third party trading activities. From time to time, the Company holds varying amounts of these third party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS.  At December 31, 2019 and 2018, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.
Derivative Instruments
Derivatives are recorded net on the balance sheet in Prepaid Expenses and Other Assets at fair value with changes in fair value recognized in current period earnings. The Company did not elect to use hedge accounting during the periods presented.
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

In June 2017, the Company experienced a fire at its Madison facility, resulting in the shutdown of the facility. In 2017, the Company impaired fixed assets with a total net book value of approximately $2,671 as a result of the fire in June 2017. The Company received payments in the amounts of $12,454 and $9,484 to cover initial costs incurred for property losses and business interruption, respectively. The Company recognized a final business interruption gain related to the fire of $4,454 for the year ended December 31, 2018.
During the years ended December 31, 2019, 2018 and 2017, the Company capitalized interest incurred on debt during the construction of assets of $0, $360 and $301, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At December 31, 2019 and 2018, the Company had goodwill in the Services reporting unit. The annual impairment test at July 31, 2019 determined that the fair value of the Services reporting unit exceeded its carrying value by approximately 5%. No impairment of goodwill was recorded during the years ended December 31, 2019 and 2018.
Impairment of Long-lived Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the RFS2, the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant and the projected costs of financing.

During 2019, the Company recorded impairment charges of $12,208, of which $11,145 was related to its New Boston facility's property, plant and equipment resulting from the closing of the plant and the unlikelihood that the plant will be reopened in the near future due to the deteriorating economic conditions uniquely facing the plant. The impairment charge reflected the difference between the carrying amount and the estimated fair value. The fair value was determined based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence. This method of assigning fair value to each asset type and aggregating those values represents a Level 3 asset measurement in determining the fair value on a nonrecurring basis subsequent to its original recognition. In 2018, impairment charges on continuing operations of $879 were recorded related to certain identified plant property, plant and equipment at our current facilities as the carrying amounts of those assets were deemed not recoverable. Refer to "Note 6 - Discontinued Operations" for details on asset impairments related to discontinued operations. In 2017, impairment charges of $44,649 and $5,224 were recorded related to the Company's New Orleans facility's property, plant and equipment assets and certain other plant, property and equipment.
Convertible Debt
In June 2014, the Company issued $143,800 aggregate principal amount of 2.75% of convertible senior notes due in 2019 (the "2019 Convertible Senior Notes"). During the year ended December 31, 2018, the Company used $6,689 under the 2017 Program (defined below in "Security Repurchase Programs") to repurchase $6,311 principal amount of the 2019 Convertible Senior Notes. On June 15, 2019, the 2019 Convertible Senior Notes matured. The Company elected to settle the principal balance with cash and the excess conversion amount was satisfied by the Company issuing 1,902,781 shares of treasury stock at settlement.
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 11 - Debt" for a further description of the 2036 Convertible Senior Notes. During the year ended December 31, 2019, the Company used $14,638, of which $9,402 was settled after year end, to repurchase $6,673 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $9,715 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $488 in the Consolidated Statements of Operations. During the year ended December 31, 2018, the Company used $110,828 to repurchase $55,700 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact of $70,011 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $6,065 in the Consolidated Statements of Operations.
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
Security Repurchase Programs
In December 2017, June 2018 and January 2019, the Company's Board of Directors approved a repurchase program, each of up to $75,000 of the Company's convertible notes and/or shares of common stock (the "2017 Program", "2018 Program", and "2019 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The table below sets out the information regarding the activities under the 2017 Program, the 2018 Program and 2019 Program during 2018 and 2019:

	For the year ended December 31, 2019				For the year ended December 31, 2018
	Number of shares/Principal amount in $'000	June 2018 Program	January 2019 Program	Both Programs	Number of shares/Principal amount in $'000	December 2017 Program	June 2018 Program	Both Programs
Repurchases of shares of common stock	—	$—	$—	$—	1,937,844	$25,048	$—	$25,048
2019 Convertible Senior Notes Repurchases	$—	$—	$—	$—	$6,311	$6,689	$—	$6,689
2036 Convertible Senior Notes Repurchases	$6,673	$7,435	$7,203	$14,638	$55,700	$43,263	$67,565	$110,828

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
The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.:

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits;

•	resale of petroleum from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;

•	sales of raw materials, glycerin, and other co-products of the biomass-based diesel production process;

•	other revenue, including biomass-based diesel facility management and operational services; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.
Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Year ended December 31, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $157,896	$1,400,973	$—	$—	$(11,309)	$1,389,664
Petroleum and blended petroleum diesel sales	—	—	270,326	—	270,326
Other biomass-based diesel revenue	215,086	—	—	—	215,086
Separated RIN sales	98,285	—	—	—	98,285
Other revenues	—	99,086	—	(97,446)	1,640
Total revenues from contracts with customers	$1,714,344	$99,086	$270,326	$(108,755)	$1,975,001
Biomass-based diesel government incentives	666,392	—	—	—	666,392
Total revenues	$2,380,736	$99,086	$270,326	$(108,755)	$2,641,393

	Reportable Segments
Year ended December 31, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,474,459	$—	$9,682	$(26,348)	$1,457,793
Petroleum and blended petroleum diesel sales	—	—	239,470	—	239,470
Other biomass-based diesel revenue	178,053	—	—	—	178,053
Separated RIN sales	137,895	—	—	—	137,895
Other revenues	—	93,347	—	(91,061)	2,286
Total revenues from contracts with customers	$1,790,407	$93,347	$249,152	$(117,409)	$2,015,497
Biomass-based diesel government incentives	367,490	—	—	—	367,490
Total revenues	$2,157,897	$93,347	$249,152	$(117,409)	$2,382,987

Contract balances
The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2019	December 31, 2018
Trade accounts receivable	$185,156	$74,551

Short-term contract liabilities (deferred revenue)	$(631)	$(300)
Short-term contract liabilities (accounts payable)	$(255,193)	$—

The Company receives payments from customers based upon contractual billing schedules; accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. While in general the Company has not historically offered sales incentives to customers, the uncertainty around the reinstatement of the federal biodiesel tax credit led to the Company and other market participants acting as if the federal biodiesel tax credit would be reinstated throughout the year and entering into agreements with both customers and vendors throughout the year to capture the credit when, or if, reinstated. Due to the federal biodiesel tax credit reinstatement, the impacts of the agreements with customers are recorded as contract liabilities in accounts payable and as adjustments to Biomass-based diesel sales, whereas agreements with vendors are recorded net as adjustments to Biomass-based diesel costs of goods sold on the Consolidated Statements of Operations.
Significant changes to the contract liabilities during the year are as follows:

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	December 31, 2019
Deferred revenue	$300	$55,477	$55,146	$—	$631
Payables to customers related to BTC	—	—	(255,193)	—	255,193
	$300	$55,477	$(200,047)	$—	$255,824

	January 1, 2018	Cash receipts (Payments)	Less: Impact on Revenue	Other	December 31, 2018
Deferred revenue	$2,218	$27,264	$29,179	$(3)	$300
Payables to customers related to BTC	—	(150,776)	(144,944)	5,832	—
	$2,218	$(123,512)	$(115,765)	$5,829	$300

Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $2,795, $1,989 and $2,140 for the years ended December 31, 2019, 2018 and 2017, respectively.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,815, $1,588 and $1,367 for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. As of December 31, 2019, the Company is not indefinitely reinvested in the earnings of non-US subsidiaries.
Discontinued Operations
Income (loss) from discontinued operations was mainly related to the research and development activities of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following the Company's decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the sale of REG Life Sciences core assets and business was closed. During the year ended December 31, 2019, the Company continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. See "Note 6 - Discontinued Operations" for further details.
Concentrations
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
The Company adopted all of the ASU's related to ASC 842 effective January 1, 2019. The Company applied a modified retrospective transition approach. The Company did not elect the practical expedient (1) to reassess the lease classification for any expired or existing leases; (2) to reassess whether any expired or existing contracts are or contain leases and (3) to reassess initial direct costs. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases and to assess the impairment of its right-of-use assets. While lease classification remained unchanged, hindsight resulted in generally shorter accounting lease terms and useful lives of the corresponding right of use assets. The hindsight analysis also resulted in an approximate negative impact on beginning retained earnings of $6,516, related to the impairment of a right of use asset at the company's New Orleans facility. The Company elected the transitional practical expedient for existing or expired land easements, allowing the Company to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842. The Company also elected the practical expedient to adjust the carrying amount of the right-of-use assets for the unfavorable lease liability previously recognized on the balance sheet. Additionally, the Company made an accounting policy election that keeps leases with an initial term of 12 months or less off of the balance sheet and resulted in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Refer to "Note 14 -Leases" for further detail.
On August 28, 2017, the FASB issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815 to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company believes that the ASU 2017-12 will allow more of its derivative contracts to qualify for hedge accounting elections. The Company adopted ASU 2017-12 effective January 1, 2019 and changes in fair value of derivatives continue to be recognized in current period earnings.
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
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated the impact of this guidance, and the adoption will not have a material impact on its consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 eliminates or modifies certain disclosure requirements of ASC 820 and requires new disclosures relating to changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the applicable reporting period. ASU 2018-13 also explicitly requires entities to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company has evaluated the impact of this guidance on its consolidated financial statements and the adoption will not have a material impact on its consolidated financial statements.
On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740, Income Taxes. The ASU removes the following exceptions: (1) incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its consolidated financial statements, but does not expect the impact to be significant.
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

NOTE 4 --- MARKETABLE SECURITIES

The Company's investments in marketable securities are stated at fair value and are available-for-sale. For the year ended December 31, 2019, the Company had no investments in marketable securities. The following table summarizes the Company's investments in marketable securities for the year ended December 31, 2018:

	December 31, 2018
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$22,886	$—	$(14)	$22,872
Corporate bonds	Within one year	28,074	—	(14)	28,060
Total		$50,960	$—	$(28)	$50,932

NOTE 5—INVENTORIES
Inventories consist of the following at December 31:

	2019	2018
Raw materials	$57,818	$40,348
Work in process	3,605	3,840
Finished goods	100,006	124,712
Total	$161,429	$168,900

NOTE 6—DISCONTINUED OPERATIONS
In the fourth quarter of 2018, the Company's Board of Directors authorized it to pursue a plan to sell the REG Life Sciences core assets and business. The Company recorded an impairment loss, net of tax, of $11,226 on classifying the REG Life Sciences assets as held for sale reflecting the fair value of the estimated proceeds from the sale, net of costs to sell. This valuation technique is considered as Level 3 pricing category.
In May 2019, the sale of REG Life Sciences core assets and business was closed. The Company recorded a loss, net of tax, on sale of assets of $1,250. There is no income tax impact from discontinued operations for all periods due to the impact of valuation allowance.
Loss on Discontinued Operations:

Discontinued Operations
	For the years ended December 31,
	2019	2018	2017
Other revenues	$1,786	$5,856	$3,588
Other costs of goods sold	(2,200)	(4,697)	(4,360)
Research and development expense	(8,056)	(15,152)	(11,673)
Other income (expense), net	53	13,907	(355)
Loss on sale of assets	(1,250)	—	—
Pre-tax loss from discontinued operations	(9,667)	(86)	(12,800)
Pre-tax impairment loss on assets classified as held for sale	—	(11,226)	—
Income tax expense	—	—	—
Loss on discontinued operations	$(9,667)	$(11,312)	$(12,800)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities Included in Assets and Liabilities Held for Sale:

	2019	2018
Machinery and equipment, net	$—	$824
In-process research and development	—	13,652
Impairment loss recognized on assets classified as held for sale	—	(11,226)
Total assets classified as held for sale	$—	$3,250

NOTE 7—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2019	2018
Land	$10,037	$10,649
Building and improvements	152,336	148,055
Leasehold improvements	11,692	11,364
Machinery and equipment	586,327	584,490
	760,392	754,558
Accumulated depreciation	(238,427)	(205,537)
	521,965	549,021
Construction in process	62,612	41,702
Total	$584,577	$590,723

During 2019, the Company recorded impairment charges of $11,145 related to its New Boston biorefinery facility's property, plant and equipment assets. Refer to Note 2 for further details.
NOTE 8—INTANGIBLE ASSETS
Amortizing intangible assets consist of the following at December 31:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,368)	$2,862
Renewable diesel technology	8,300	(3,089)	5,211
Acquired customer relationships	4,747	(1,535)	3,212
Other intangible assets	904	(171)	733
Total intangible assets	$20,181	$(8,163)	$12,018

	December 31, 2018
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(2,866)	$3,364
Renewable diesel technology	8,300	(2,536)	5,764
Acquired customer relationships	4,747	(976)	3,771
Other intangible assets	904	(157)	747
Total intangible assets	$20,181	$(6,535)	$13,646

The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,628, $1,317 and $1,280 for intangible assets was recorded for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for fiscal years ended December 31 is as follows:

2020	$1,682
2021	1,688
2022	1,681
2023	1,688
2024	1,695
Thereafter	3,584
Total	$12,018

NOTE 9—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2019	2018
Commodity derivatives and related collateral, net	$6,140	$13,799
Prepaid expenses	16,082	19,328
Deposits	3,519	2,123
RIN inventory	2,137	2,000
Taxes receivable	5,115	2,991
Other	2,480	928
Total	$35,473	$41,169

RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the OPIS. Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. RIN inventory values were adjusted in the amount of $0 and $630 at December 31, 2019 and 2018, respectively, to reflect the lower of cost or market.
Other noncurrent assets consist of the following at December 31:

	2019	2018
Investments	$19,205	$13,053
Spare parts inventory	2,610	2,680
Catalysts	1,274	1,989
Deposits	552	381
Other	2,874	3,167
Total	$26,515	$21,270

NOTE 10—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2019	2018
Accrued property taxes	$1,717	$1,534
Accrued employee compensation	21,315	17,226
Accrued interest	1,708	383
Contingent consideration, current portion	—	9,861
Unfavorable lease obligation, current portion	—	1,129
Tax payable	15,240	4,473
Other	796	650
Total	$40,776	$35,256

Other noncurrent liabilities consist of the following at December 31:

	2019	2018
Unfavorable lease obligation	$—	$2,259
Straight-line lease liability	—	1,439
Asset retirement obligations	691	640
Other	814	996
Total	$1,505	$5,334

Certain prior year amounts have been adjusted for consistency with the current year presentation.
NOTE 11—DEBT
Term debt
The Company’s term debt at December 31 is as follows:

	2019	2018
2.75% Convertible Senior Notes, matured and paid in June 2019	$—	$66,361
4.00% Convertible Senior Notes, $89,627 face amount, due in June 2036	69,668	75,477
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	6,468	8,964
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	15,980	18,948
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	6,966	8,828
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,929	7,185
Other	33	54
Total debt before debt issuance costs	106,044	185,817
Less: Current portion of long-term debt	77,131	149,006
Less: Debt issuance costs (net of accumulated amortization of $1,139 and $3,873, respectively)	2,783	3,390
Total long-term debt	$26,130	$33,421

2019 Convertible Senior Notes
In June 2014, the Company issued $143,800 in convertible senior notes with a maturity date of June 15, 2019, unless earlier converted or repurchased. The 2019 Convertible Senior Notes bore interest at a rate of 2.75% per annum, payable semi-annually in arrears, beginning December 15, 2014. The initial conversion rate was 75.3963 shares of Common Stock per $1,000 principal amount of 2019 Convertible Senior Notes, which represented an initial conversion price of approximately $13.26 per share.

On June 15, 2019, the 2019 Convertible Senior Notes matured. The Company paid $67,380 in cash to settle the outstanding principal amount and issued 1,902,781 treasury shares at an average share price of $9.87 to settle the conversion value that was in excess of the principal.
In connection with the issuance of the 2019 Convertible Senior Notes, the Company entered into capped call transactions in private transactions. Under the Capped Call, the Company purchased capped call options that in aggregate relate to 92.5% of the total number of shares of the Company's Common Stock underlying the 2019 Convertible Senior Notes, with a strike price equal to the conversion price of the 2019 Convertible Senior Notes and with a cap price equal to $16.02 per share. As part of the settlement of the 2019 Convertible Senior Notes, the Company settled all related capped call options in June 2019 and received 625,558 shares of common stock. The impact of this transaction, net of tax, was reflected as an addition to Additional Paid-in Capital as presented in the Consolidated Statements of Stockholders' Equity.

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes becomes convertible and should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of December 31, 2019 and 2018, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 2019.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allowed REG Ralston to borrow up to $20,000 during the construction period at REG Ralston. On October 19, 2018, REG Ralston entered into an amended loan agreement with First Midwest bank to convert the Construction Loan Agreement into a term loan ("Ralston Term Loan") for a principal amount of $19,177, due on October 19, 2025. The Ralston Term Loan will bear floating interest using a LIBOR rate plus 2.25% per annum. The loan agreement contains various loan covenants. At December 31, 2019, the effective interest rate on the amount borrowed under this Loan Agreement was 3.96% per annum.

REG Danville

In July 2017, REG Danville, LLC ("REG Danville") entered into an amended loan agreement ("Loan Agreement") with Fifth Third Bank. The Loan Agreement allowed REG Danville to borrow $12,500 maturing in July 2022. The loan requires monthly principal payments and bears LIBOR-based variable interest rates. The loan agreement contains various loan covenants. At December 31, 2019, the effective interest rate on the amount borrowed under this Loan Agreement was 5.75% per annum.

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
Lines of Credit
The following table shows the Company's lines of credit:

	2019	2018
Total revolving loans (current)	$76,990	$14,250
Maximum remaining available to be borrowed under revolving lines of credit	$101,485	$114,889

The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). Prior to an amendment in November 2019, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000. Following this amendment, the maximum commitment was increased to $200,000 through April 30, 2020, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in aggregate amount not to exceed to $50,000, the making of which are subject to customary conditions, including the consent of Lenders providing such additional commitments. After April 30, 2020, the maximum commitment of the Lenders under the M&L Services Revolver will automatically decrease to $150,000.
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the total $200,000 of current revolving loan commitments, or $20,000 currently. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.
On March 3, 2020 the M&L and Services Revolver was amended to allow the borrowing base related to the BTC to increase from $50,000 to $75,000. The amendment also allows the fixed charge coverage ratio testing threshold to be reduced from 10% to 5% until April 30, 2020.

Maturities of the term debt, including the convertible notes, are as follows for the years ending December 31:

2020	$77,131
2021	7,560
2022	5,989
2023	3,875
2024	3,476
Thereafter	8,013
Total term debt	106,044
Less: current portion	77,131
Total long-term debt before debt issuance costs	$28,913

In January 2020, REG Danville and REG Grays Harbor, LLC ("REG Grays Harbor") paid off the outstanding balance of the debt that each company held at December 31, 2019.
NOTE 12—INCOME TAXES
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, and enacted additional international tax provisions, including a minimum tax on global intangible low-taxed income and a new base erosion anti-abuse tax. The Company recorded a provisional non-cash tax benefit of $13,712 in the fourth quarter of 2017. The Company finalized its accounting for the transition tax during the quarter ended March 31, 2018 and has incorporated the impact of the other Tax Legislation provisions effective for 2018 and beyond within the financial statements.
Income tax benefit (expense) related to continuing operations for the years ended December 31 is as follows:

	2019	2018	2017
Current income tax benefit (expense)
State	$(12)	$(118)	$(45)
Foreign	(33)	(292)	421
	(45)	(410)	376
Deferred income tax benefit (expense)
Federal	(8,302)	(12,878)	22,619
State	1,838	(2,851)	10,282
Foreign	1,494	2,914	2,674
Change in enacted tax rates	—	—	(123,289)
Net operating loss carryforwards created	68,344	26,058	17,466
	63,374	13,243	(70,248)
Income tax benefit (expense) before valuation allowances	63,329	12,833	(69,872)
Deferred tax valuation allowances	(62,759)	(18,704)	100,362
Income tax benefit (expense)	$570	$(5,871)	$30,490

A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes from continuing operations is as follows:

	2019	2018	2017
U.S. Federal income tax expense at statutory rates of 21, 21 and 35 percent, respectively	$(81,724)	$(62,619)	$38,349
State taxes, net of federal income tax benefit	12,342	1,618	8,160
Tax position on government incentives	127,950	72,244	9,402
Change in enacted tax rates	—	—	(123,289)
Research & development tax credit	2,703	—	—
Unrecognized tax benefits	(24)	(272)	—
Other	2,082	1,862	(2,494)
Total benefit (expense) for income taxes before valuation allowances	63,329	12,833	(69,872)
Valuation allowances	(62,759)	(18,704)	100,362
Total benefit (expense) for income taxes	$570	$(5,871)	$30,490

The Company receives government incentive payments and excludes this revenue from federal and state taxable income. This tax position of excluding government incentives from taxable income has been accepted by the Internal Revenue Service for the audit cycle 2010-2011, the results of which were approved by the Joint Committee on Taxation. As a result of excluding these government incentive payments, the Company currently has cumulative losses in recent years and initially established a valuation allowance to reduce its total deferred tax assets to the amount more-likely-than-not to be realized.
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$348,734	$278,867
Goodwill	17,028	20,067
Capitalized research and development	—	8,650
Stock-based compensation	3,805	3,447
Interest expense carryforward	4,877	2,940
Tax credit carryforwards	4,330	1,597
Leases	11,364	—
Intangibles	1,530	—
Risk management unrealized loss	131	—
Accrued compensation	4,285	3,318
Inventory capitalization	2,442	1,921
Other	4,589	3,133
Deferred tax assets	403,115	323,940
Deferred Tax Liabilities:
Property, plant and equipment	(41,769)	(38,324)
Leases	(9,459)	—
Convertible debt	(5,213)	(5,648)
Risk management unrealized gain	—	(2,649)
Intangibles	—	949
Prepaid expenses	(2,106)	(1,688)
Deferred revenue	—	(583)
Other	(1,086)	(773)
Deferred tax liabilities	(59,633)	(48,716)
Net deferred tax assets	343,482	275,224
Valuation allowance	(350,457)	(283,634)
Net deferred tax liabilities	$(6,975)	$(8,410)

At December 31, 2019, the Company has recorded a net deferred tax asset before valuation allowance of $348,734 related to the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $1,295,712 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, in any one year may limit the utilization of federal and state net operating losses and credit carry-forwards. The Company has performed an ownership change analysis in 2018 to determine the impact of changes in ownership on utilization of carry-forward attributes, the results of which have been incorporated into our financial statements.
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

	2019	2018	2017
Beginning of year balance	$283,634	$265,362	$365,035
Changes in valuation allowance charged to income	65,284	18,704	36,639
Change in enacted tax rates	—	—	(137,001)
Foreign currency translation	(164)	(440)	689
Change in valuation allowance charged to OCI	(7)	8	—
Change in valuation allowance charged to equity	1,710	—	—
End of year balance	$350,457	$283,634	$265,362

The Company analyzes filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, and all open tax years in these jurisdictions to determine if it has any uncertain tax positions on any of its income tax returns. An uncertain tax position represents a tax position taken in a filed tax return or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not recognize income tax benefits associated with uncertain tax positions where it is determined that it is not more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2019	2018	2017
Beginning of year balance	$2,028	$1,771	$1,900
Increases to tax positions expected to be taken	732	—	—
Increases to tax positions taken during prior years	24	272	—
Decreases to tax positions taken during prior years	—	—	(129)
Foreign currency translation	(7)	(15)	—
End of year balance	$2,777	$2,028	$1,771

The Company recorded an unrecognized tax benefit liability associated with a filing position for a prior year foreign tax return. The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $274 at December 31, 2019, $257 at December 31, 2018, and $0 at December 31, 2017. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2019 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has not recorded any such amounts in the periods presented.
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
NOTE 13—STOCK-BASED COMPENSATION
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
The Company recorded stock-based compensation expense of $6,707, $6,412 and $6,909 for the years ended December 31, 2019, 2018 and 2017, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2019, there was $7,902 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.1 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2017	859,251	$11.73
Issued	360,741	$11.91
Vested and restriction lapsed	(204,198)	$11.05
Forfeited	(127,403)	$10.04
Awards outstanding - December 31, 2017	888,391	$12.12
Issued	425,150	$13.23
Vested and restriction lapsed	(225,339)	$10.52
Forfeited	(65,928)	$10.52
Awards outstanding - December 31, 2018	1,022,274	$13.04
Issued	277,711	$21.76
Vested and restriction lapsed	(425,041)	$9.79
Forfeited	(89,779)	$11.85
Awards outstanding - December 31, 2019	785,165	$18.02

The RSUs convert into one share of common stock upon vesting. RSU’s issued prior to 2019 cliff vest at the earlier of expressly provided service or performance conditions. The 2019 RSU grants vest one third on each of the three anniversary dates following the grant date. The service period for these RSU awards, excluding those issued to the Company’s Board of Directors (one year) and certain executive management (three to four years), is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Performance Restricted Stock Units
The following table summarizes information about the Company’s Common Stock PRSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding -January 1, 2017	234,840	$9.15
Issued	270,765	$11.79
Vested and restriction lapsed	(87,622)	$11.75
Forfeited	(62,865)	$9.48
Awards outstanding - December 31, 2017	355,118	$10.46
Issued	171,580	$9.63
Vested and restriction lapsed	(292,963)	$8.45
Forfeited	(25,650)	$9.83
Awards outstanding - December 31, 2018	208,085	$12.68
Issued	148,118	$19.31
Vested and restriction lapsed	(25,000)	$9.17
Forfeited	(8,739)	$12.90
Awards outstanding - December 31, 2019	322,464	$15.99

The PRSUs convert into one share of common stock upon vesting. PRSUs vest in different tranches upon meeting certain performance conditions, which are generally based on the Company's stock price performance or return on invested capital and expressly provided service. These PRSUs are fair valued at grant date based on Monte Carlo simulations or at a percentage of the stock price at grant date. The derived service period for these PRSU awards as a result of the Monte Carlo simulation, is an approximately two year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Stock Appreciation Rights
The following table summarizes information about SARs granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2017	2,508,015	$10.22
Granted	—	$—
Exercised	(700,765)	$10.36
Forfeited	(105,981)	$9.66
SAR's outstanding - December 31, 2017	1,701,269	$10.20	5.7 years
Granted	—	$—
Exercised	(610,541)	$10.13
Forfeited	(54,051)	$11.08
SAR's outstanding - December 31, 2018	1,036,677	$10.19	4.7 years
Granted	—	$—
Exercised	(85,652)	$10.54
Forfeited	(50,723)	$10.82
SAR's outstanding - December 31, 2019	900,302	$10.12	3.8 years
SAR's exercisable - December 31, 2019	879,494	$10.16	3.8 years
SAR's expected to vest - December 31, 2019	20,808	$8.57	3.8 years

The SARs vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant is estimated using the Black-Scholes option-pricing model as set forth in the table below:

	2019	2018	2017
The weighted average fair value of stock appreciation rights issued (per unit)	$2.79 - $3.74	$2.79 - $3.74	$2.79 - $3.74
Dividend yield	—%	—%	—%
Weighted average risk-free interest rate	1.1% - 1.4%	1.1% - 1.4%	1.1% - 1.4%
Weighted average expected volatility	40%	40%	40%
Expected life in years	6.25	6.25	6.25

NOTE 14—LEASES
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
The following table summarizes information about the Company's lease expense for the year ended December 31, 2019:

December 31, 2019
Lease expense:
Operating lease expenses	$22,590
Variable lease expenses	1,237
Short-term and other lease expenses	1,305
Total lease expense	$25,132

The weighted-average remaining lease term for the Company's operating leases is 5.83 years at December 31, 2019. The weighted-average discount rate for the Company's operating leases is 4.67% as of December 31, 2019.
For each of the next five calendar years and thereafter, future minimum lease payments and scheduled maturities under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Total payments	Less: Discount	Operating lease obligation
2020	$17,252	$1,562	$15,690
2021	13,953	1,089	12,864
2022	4,667	719	3,948
2023	3,525	573	2,952
2024	2,082	475	1,607
2025 and thereafter	11,608	2,566	9,042
Total	$53,087	$6,984	$46,103

As the Company has not restated prior-year information for its adoption of ASC Topic 842, the following presents the Company's future minimum lease payments for operating leases under ASC Topic 840 at December 31, 2018:

Total Payments
2019	$20,326
2020	14,063
2021	10,643
2022	3,162
2023	2,406
2024 and thereafter	13,736
Total minimum payments	$64,336

NOTE 15 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are not hedge accounting designated derivatives and recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. At December 31, 2019, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 54.6 million gallons and 120.4 million pounds and 2.1 million million British thermal units, respectively.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid and other assets in the Consolidated Balance Sheets, see "Note 9 – Other Assets". As of December 31, 2019, the Company posted $9,256 of collateral associated with its commodity-based derivatives with a net liability position of $3,116.
The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Consolidated Balance Sheets:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$1,633	$4,749	$11,843	$1,799
Cash collateral	9,256	—	3,755	—
Total gross amount recognized	10,889	4,749	15,598	1,799
Gross amounts offset	(4,749)	(4,749)	(1,799)	(1,799)
Net amount reported in the Consolidated Balance Sheets	$6,140	$—	$13,799	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2019	2018	2017
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(28,898)	$18,399	$(23,437)

NOTE 16—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Quoted prices for identical instruments in active markets.

•
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value, excluding assets held for sale, is as follows:

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(3,116)	$(84)	$(3,032)	$—

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Commercial paper	$22,872	$—	$22,872	$—
Corporate bonds	$28,060	—	28,060	—
Commodity contract derivatives	$10,044	499	9,545	—
Contingent consideration for acquisitions	$(9,861)	—	—	(9,861)
	$51,115	$499	$60,477	$(9,861)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2019	2018
Balance at beginning of period, January 1	$9,861	$20,485
Fair value of contingent consideration at measurement date	—	482
Change in estimates included in earnings	566	1,117
Settlements	(10,427)	(12,223)
Balance at end of period, December 31	$—	$9,861

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
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2019		2018
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(183,034)	$(338,482)	$(200,067)	$(410,564)

NOTE 17—NET INCOME (LOSS) PER SHARE
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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Stock appreciation rights	—	—	622,633
2019 Convertible Senior Notes	—	—	5,567,112
2036 Convertible Senior Notes	—	—	14,106,725
Total	—	—	20,296,470

The following table presents the calculation of diluted net income (loss) from continuing operations per share:

	2019	2018	2017
Net income (loss) from continuing operations available to common stockholders - Basic	$381,112	$295,804	$(66,279)
Plus (less): effect of participating securities	8,619	7,824	—
Net income (loss) available to common stockholders	389,731	303,628	(66,279)
Less: effect of participating securities	(8,619)	(7,824)	—
Net income (loss) from continuing operations available to common stockholders - Diluted	$381,112	$295,804	$(66,279)

Net loss from discontinued operations available to common stockholders - Basic	$(9,667)	$(11,312)	$(12,800)
Plus (less): effect of participating securities	—	—	—
Net loss available to common stockholders	(9,667)	(11,312)	(12,800)
Less: effect of participating securities	—	—	—
Net loss from discontinued operations available to common stockholders - Diluted	$(9,667)	$(11,312)	$(12,800)

Net income (loss) available to common stockholders - Basic	$371,659	$284,783	$(79,079)
Plus (less): effect of participating securities	8,405	7,533	—
Net income (loss) available to common stockholders	380,064	292,316	(79,079)
Less: effect of participating securities	(8,405)	(7,533)	—
Net income (loss) available to common stockholders - Diluted	$371,659	$284,783	$(79,079)

Net income (loss) available to common stockholders - Diluted
Weighted-average shares used to compute basic net income (loss) per share	38,288,610	37,687,552	38,731,015
Adjustment to reflect conversion of convertible notes	3,589,065	5,416,043	—
Adjustment to reflect stock appreciation right conversions	443,305	550,125	—
Weighted-average shares used to compute diluted net income (loss) per share	42,320,980	43,653,720	38,731,015
Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$9.01	$6.78	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Diluted net income (loss)	$8.78	$6.52	$(2.04)

NOTE 18—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segment on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. In the fourth quarter of 2018, the Company's Board of Directors authorized it to pursue a plan to sell REG Life Sciences, which primarily represented the Renewable Chemicals reportable segment. This has resulted in the Company's reportable segments being Biomass-based diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The following table represents the significant items by reportable segment:

	2019	2018	2017
Net sales from continuing operations:
Biomass-based Diesel	$2,380,736	$2,157,897	$2,039,982
Services	99,086	93,347	103,215
Corporate and other	270,326	249,152	213,500
Intersegment revenues	(108,755)	(117,409)	(202,042)
	$2,641,393	$2,382,987	$2,154,655
Income (loss) from continuing operations before income taxes
Biomass-based diesel	$388,484	$314,727	$(63,925)
Services	6,092	4,863	2,899
Corporate and other	(5,415)	(10,091)	(35,743)
	$389,161	$309,499	$(96,769)
Depreciation and amortization expense, net:
Biomass-based diesel	$54,513	$32,558	$31,011
Services	2,479	1,658	1,092
Corporate and other	1,763	3,026	3,265
	$58,755	$37,242	$35,368
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$40,567	$41,906	$60,734
Services	1,840	4,300	3,826
Corporate and other	111	247	2,997
	$42,518	$46,453	$67,557

	2019	2018
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based diesel	$1,711,870	$914,843
Services	69,144	63,720
Corporate and other	425,602	379,658
Intersegment eliminations	(421,267)	(254,375)
Assets held for sale	—	3,250
	$1,785,349	$1,107,096

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiaries making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2019	2018	2017
Revenues:
United States	$2,382,901	$2,207,286	$1,957,715
International	258,492	175,701	196,940
	$2,641,393	$2,382,987	$2,154,655

	2019	2018
Property, Plant and Equipment:
United States	$562,165	$571,045
International	22,412	19,678
	$584,577	$590,723

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

2020	$3,298
2021	2,976
2022	2,976
2023	2,976
2024	863
Total	$13,089

As of December 31, 2019, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.

NOTE 20—SUBSEQUENT EVENTS
In February 2020, the Company's Board of Directors approved a repurchase program of up to $100,000 of the Company's convertible notes and/or shares of common stock. Under this program, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors.
NOTE 21—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Revenues from continuing operations	$478,209	$560,643	$584,372	$1,018,169
Gross profit (loss) from continuing operations	(12,792)	(26,772)	24,076	545,557
Selling, general, and administrative expenses including research and development expense	25,354	27,041	24,762	41,052
Impairment of property, plant and equipment	—	468	11,145	595
Income (loss) from operations	(38,146)	(54,281)	(11,831)	503,910
Other expense, net	(3,671)	(3,444)	(2,551)	(825)
Net income (loss) from continuing operations	(41,387)	(57,635)	(13,753)	502,506
Net income (loss) from discontinued operations	(2,017)	(4,462)	(2,193)	(995)
Net income	$(43,404)	$(62,097)	$(15,946)	$501,511
Net income (loss) from continuing operations available to common stockholders	$(41,387)	$(57,635)	$(13,753)	$492,556
Net income (loss) from discontinued operations available to common stockholders	$(2,017)	$(4,462)	$(2,193)	$(995)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$(1.11)	$(1.52)	$(0.35)	$12.64
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss) per share	$(1.16)	$(1.64)	$(0.41)	$12.62
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$(1.11)	$(1.52)	$(0.35)	$11.52
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss)	$(1.16)	$(1.64)	$(0.41)	$11.50

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Revenues from continuing operations	$688,002	$578,900	$596,324	$519,761
Gross profit loss from continuing operations	249,455	57,514	51,159	61,863
Selling, general, and administrative expenses including research and development expense	32,688	24,539	21,933	27,579
Impairment of property, plant and equipment	—	—	—	879
Income from operations	216,767	32,975	29,226	33,405
Other income (expense), net	(128)	(96)	(2,900)	250
Net income from continuing operations	217,844	29,042	25,472	31,270
Net income (loss) from discontinued operations	(3,455)	4,808	(469)	(12,196)
Net income	$214,389	$33,850	$25,003	$19,074
Net income from continuing operations available to common stockholders	$212,608	$28,277	$24,799	$30,448
Net income (loss) from discontinued operations available to common stockholders	$(3,455)	$4,681	$(469)	$(12,197)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$5.48	$0.76	$0.67	$0.82
Discontinued operations	$(0.09)	$0.13	$(0.01)	$(0.33)
Net income per share	$5.39	$0.88	$0.65	$0.50
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$5.38	$0.67	$0.55	$0.66
Discontinued operations	$(0.09)	$0.11	$(0.01)	$(0.33)
Net income per share	$5.30	$0.78	$0.53	$0.40

The results for the three months ended September 30, 2019 reflect an impairment related to the Company's New Boston facility's property, plant and equipment assets resulting from the closing of the plant. Refer to Note 2 for further details. The results for the three months ended December 31, 2019 reflect the full recognition in revenue the effect of the retroactive reinstatement of the 2018 and 2019 BTC. The net benefit of the BTC was $260,850 and $238,564 related to the business conducted in 2019 and 2018, respectively. The results for the three months ended March 31, 2018 reflected the full recognition of the effect of the 2017 BTC retroactive reinstatement of $206,521.

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
Our management, under the supervision of and with the participation of the CEO and CFO performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, December 31, 2019. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2019 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended December 31, 2019 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2019, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	2,007,931	[1]	$10.12	[2]	1,827,396
Equity compensation plans not approved by stockholders	—		—		—
Total	2,007,931		$10.12		1,827,396

1
Includes 785,165 shares underlying outstanding restricted stock units, 322,464 shares underlying outstanding performance restricted stock units, and 900,302 shares underlying outstanding stock appreciation rights.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2019 and 2018

(ii)	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017

(iv)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

(vi)	Notes to the Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017
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

ITEM 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 7, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2013).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011) (File Number 333-175627).

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

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 3, 2019).*

Exhibit Number	Description
10.5	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 14, 2016).*

10.6	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2016).*

10.7	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2017).*

10.8	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 4, 2018).*

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 3, 2019).*

10.10
Employment Agreement, dated as of August 15, 2017, between the Company and Randolph L. Howard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2017).*

10.11	Employment Agreement, dated as of September 29, 2017, between the Company and Brad Albin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.12	Employment Agreement, dated as of September 29, 2017, between the Company and Chad Stone (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2017).*

10.13	Employment Agreement, dated as of June 11, 2018, between the Company and Gary Haer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2018).*

10.14	Employment Agreement, dated as of June 11, 2018, between the Company and Eric Bowen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2018).*

10.15
Employment Agreement, dated as of November 30, 2018, between the Company and Cynthia J. Warner (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed March 7, 2019).*

10.16
Restricted Stock Unit Award Agreement, dated as of November 30, 2018, between the Company and Cynthia J. Warner (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 7, 2019).*

10.17	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed March 7, 2019).*

10.18
Amended and Restated Loan Agreement dated November 3, 2011 by and between REG Danville, LLC and Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2011) (File Number 000-54374).

10.19
Credit Agreement dated as of December 23, 2011 by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.20
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

10.22
Amendment No. 3 to Credit Agreement, dated as of May 1, 2012, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 14, 2016).

Exhibit Number	Description
10.23
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

10.28
Amendment No. 9 to Credit Agreement, dated as of July 16, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2015).

10.29
Amendment No. 10 to Credit Agreement, dated as of December 8, 2015, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed March 9, 2018).

10.30
Joinder and Amendment No. 11 to Credit Agreement, dated as of September 30, 2016, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing & Logistics Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2016).

10.31
Amendment No. 12 to Credit Agreement, dated as of December 22, 2017, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, REG Services Group, LLC and REG Marketing & Logistics Group, LLC. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 9, 2018).

10.32
Amendment No. 13 to Credit Agreement, dated as of July 9, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 11, 2019).

10.33
Amendment No. 14 to Credit Agreement, dated as of November 4, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 6, 2019)

10.34
Amendment No. 15 to Credit Agreement, dated as of March 3, 2020, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC.

10.35
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

10.36
Capped Call Confirmation, dated May 29, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).

Exhibit Number	Description
10.37
Capped Call Confirmation, dated May 29, 2014, between of Wells Fargo Bank, National Association, and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.38
Additional Capped Call Confirmation, dated May 30, 2014, between of Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2014).

10.39
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
Date: March 6, 2020
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

Date
/s/ Cynthia J. Warner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020
Cynthia J. Warner

/s/ Chad Stone	Chief Financial Officer (Principal Financial Officer)	March 6, 2020
Chad Stone

/s/ Todd M. Samuels	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2020
Todd M. Samuels

/s/ Jeffrey Stroburg	Director (Chairman)	March 6, 2020
Jeffrey Stroburg

/s/ Randolph L. Howard	Director (Vice Chairman)	March 6, 2020
Randolph L. Howard

/s/ Delbert Christensen	Director	March 6, 2020
Delbert Christensen

/s/ Peter J.M.Harding	Director	March 6, 2020
Peter J. M. Harding

/s/ Debora M. Frodl	Director	March 6, 2020
Debora M. Frodl

/s/ Michael Scharf	Director	March 6, 2020
Michael Scharf

/s/ Christopher Sorrells	Director	March 6, 2020
Christopher Sorrells

/s/ James C. Borel	Director	March 6, 2020
James C. Borel