Form 10-Q
period 2020-03-31
Renewable Energy Group, Inc.
filed 2020-05-01
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

As of April 30, 2020, the registrant had 39,048,673 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our financial performance, including expectations regarding revenues, cost of revenues and operating expenses;

•
changes in governmental programs, policymaking and requirements or encouraged use of biofuels, including RFS2 in the United States, renewable fuel policies in Canada and Europe, and state level programs such as California's Low Carbon Fuel Standard;

•	our security repurchase programs;

•	the availability, future price and volatility of feedstocks and other inputs;

•	the expansion of our distribution network and transportation costs;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	our leasing practices;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	our ability to protect proprietary technology and trade secrets;

•	our risk management activities;

•	the industry’s capacity, production and imports;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

•	our ability to retain and recruit key personnel;

•	our indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•
critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired;

•	operating risks and the impact of disruptions to our business including, but not limited to, closures at our plant located in Geismar, Louisiana and the COVID-19 pandemic; and

•	assumptions underlying or relating to any of the foregoing.
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors, including but not limited to those Risk Factors discussed in Item 1A of Part II of this report, could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,550	$50,436
Accounts receivable (net of allowance for doubtful accounts of $1,455 and $1,001, respectively)	754,524	858,922
Inventories	206,305	161,429
Prepaid expenses and other assets	57,390	35,473
Restricted cash	3,000	3,000
Total current assets	1,209,769	1,109,260
Property, plant and equipment, net	592,951	584,577
Right of use assets	33,720	36,899
Goodwill	16,080	16,080
Intangible assets, net	11,665	12,018
Other assets	26,154	26,515
TOTAL ASSETS	$1,890,339	$1,785,349
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$159,746	$76,990
Current maturities of long-term debt	64,367	77,131
Current maturities of operating lease obligations	15,067	15,690
Accounts payable	373,941	369,213
Accrued expenses and other liabilities	18,676	40,776
Deferred revenue	10,723	8,620
Total current liabilities	642,520	588,420
Deferred income taxes	7,266	6,975
Long-term debt (net of debt issuance costs of $2,353 and $2,783, respectively)	16,808	26,130
Long-term operating lease obligations	27,795	30,413
Other liabilities	5,027	1,505
Total liabilities	699,416	653,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 39,021,927 and 38,967,079 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	422,124	438,591
Retained earnings	877,645	800,792
Accumulated other comprehensive income	(2,545)	(1,994)
Treasury stock (10,443,370 and 10,403,798 shares outstanding, respectively)	(106,306)	(105,488)
Total equity	1,190,923	1,131,906
TOTAL LIABILITIES AND EQUITY	$1,890,339	$1,785,349
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
REVENUES:
Biomass-based diesel sales	$406,398	$477,669
Biomass-based diesel government incentives	68,159	468
	474,557	478,137
Other revenue	112	72
	474,669	478,209
COSTS OF GOODS SOLD:
Biomass-based diesel	367,326	490,998
Other costs of goods sold	70	3
	367,396	491,001
GROSS PROFIT (LOSS)	107,273	(12,792)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,485	25,354
INCOME (LOSS) FROM OPERATIONS	79,788	(38,146)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	—	(304)
Gain (loss) on debt extinguishment	1,172	(2)
Other income (loss)	(304)	854
Interest expense	(2,472)	(4,219)
	(1,604)	(3,671)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	78,184	(41,817)
INCOME TAX BENEFIT (EXPENSE)	(1,331)	430
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	76,853	(41,387)
NET LOSS ON DISCONTINUED OPERATIONS	—	(2,017)
NET INCOME (LOSS)	$76,853	$(43,404)

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	1,553	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$75,300	$(41,387)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$—	$(2,017)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$1.93	$(1.11)
Discontinued operations	$—	$(0.05)
Net income (loss) per share	$1.93	$(1.16)
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$1.72	$(1.11)
Discontinued operations	$—	$(0.05)
Net income (loss) per share	$1.72	$(1.16)
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	38,979,057	37,353,352
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Continuing operations	43,692,155	37,353,352
Discontinued operations	—	37,353,352
Net income (loss)	43,692,155	37,353,352
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
Net income (loss)	$76,853	$(43,404)
Unrealized gains on marketable securities, net of taxes of $0 and $0, respectively	—	(1)
Foreign currency translation adjustments	(551)	(361)
Other comprehensive loss	(551)	(362)
Comprehensive income (loss)	$76,302	$(43,766)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$800,792	$(1,994)	$(105,488)	$1,131,906
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net income	—	—	—	76,853	—	—	76,853
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$877,645	$(2,545)	$(106,306)	$1,190,923

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,853	$(43,404)
Net income (loss) from discontinuing operations	—	(2,017)
Net income (loss) from continuing operations	76,853	(41,387)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	8,934	9,099
Amortization expense of assets and liabilities, net	4,660	4,441
Accretion of convertible note discount	256	1,095
Amortization of marketable securities	—	(129)
Change in fair value of contingent consideration	—	304
(Gain) loss on debt extinguishment	(1,172)	2
Provision for doubtful accounts	456	(300)
Stock compensation expense	1,367	1,353
Deferred tax expense	1,034	(432)
Other operating activities	161	77
Changes in assets and liabilities:
Accounts receivable, net	104,598	(30,516)
Inventories	(44,881)	(52,009)
Prepaid expenses and other assets	(28,273)	9,342
Accounts payable	1,688	(8,618)
Accrued expenses and other liabilities	(18,277)	(5,352)
Operating lease obligations	(4,107)	(3,141)
Deferred revenue	2,102	13,016
Net cash flows provided by (used in) operating activities - continuing operations	105,399	(103,155)
Net cash flows used in operating activities - discontinuing operations	—	(2,770)
Cash provided by (used in) operating activities	105,399	(105,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	—	(3,478)
Cash received from maturities of marketable securities	—	37,084
Cash paid for purchase of property, plant and equipment	(9,030)	(8,235)
Cash paid for investments	—	(57)
Net cash flows (used in) provided by investing activities - continuing operations	(9,030)	25,314
Net cash flows (used in) provided by investing activities - discontinuing operations	—	—
Cash (used in) provided by investing activities	(9,030)	25,314
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	82,756	84,754
Borrowings on other lines of credit	—	15,649
Repayments on other lines of credit	—	(11,908)
Cash paid on notes payable	(40,141)	(2,004)
Cash paid for debt issuance costs	—	(45)
Cash paid for contingent consideration settlement	—	(3,316)
Cash paid for conversion of restricted stock units and stock appreciation rights	(823)	(2,931)
Net cash flows provided by financing activities - continuing operations	41,792	80,199
Net cash flows used in financing activities - discontinuing operations	—	—
Cash provided by financing activities	41,792	80,199
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	138,161	(412)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	53,436	126,575
Effect of exchange rate changes on cash	(47)	(101)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$191,550	$126,062
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$204
Cash paid for interest	$885	$849
Leased assets obtained in exchange for new operating lease liabilities	$903	$1,562

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$6,739	$2,165
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2020 and 2019
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 6, 2020. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
As of March 31, 2020, the Company owns and operates a network of thirteen biorefineries, with eleven locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of lower-cost feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
The biomass-based diesel industry and the Company’s business have benefited from certain federal and state government programs. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on December 20, 2019 for the years 2018 and 2019. The BTC has also been extended through December 31, 2022. The modification of federal and state government programs could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Restricted Cash
The Company segregates certain cash balances as restricted cash that represent those funds required to be set aside by a contractual agreement. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
As of March 31, 2020 and 2019, current restricted cash was $3,000, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$188,550	$123,062
Restricted cash	3,000	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$191,550	$126,062

Accounts Receivable and Subsequent Events
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

	March 31, 2020	December 31, 2019
Trade accounts receivable from customers (net of allowance for doubtful accounts of $1,455 and $1,001, respectively)	$169,219	$185,156
BTC receivables from the government	585,305	672,627
Other trade receivables	—	1,139
Total	$754,524	$858,922

Through May 1, 2020, the Company has received $671,740 of the 2018 and 2019 BTC receivable from the federal government.
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
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At March 31, 2020 and December 31, 2019, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 6 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three months ended March 31, 2020 the Company used $25,949 to repurchase $11,008 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $17,829 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $1,172 in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2019 the Company made no repurchases of the 2036 Convertible Senior Notes.
Security Repurchase Programs
In June 2018, January 2019, and February 2020 the Company's Board of Directors approved a repurchase program, of up to $75,000, $75,000 and $100,000, respectively, of the Company's convertible notes and/or shares of common stock (the "2018 Program", "2019 Program", and "2020 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The 2018 Program has been fully utilized prior to December 31, 2019. The Company made no repurchases of shares of common stock or convertible notes during the three months ended March 31, 2019.
There was no activity under the 2020 Program during the three months ended March 31, 2020. At March 31, 2020, the remaining amounts were $41,847 under the 2019 Program and $141,847 under both programs. The table below sets out the information regarding the activities under the 2019 Program during the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Number of shares/ Principal amount in 000's	January 2019 Program
2036 Senior Convertible Notes Repurchases	$11,008	$25,949

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

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits;

•	resale of petroleum acquired from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;

•	sales of separated RINs and LCFS credits;

•	sales of raw materials, glycerin, and other co-products of the biomass-based diesel production process;

•	other revenue, including biomass-based diesel facility management and operational services; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended March 31, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$306,552	$—	$—	$(25,680)	$280,872
Petroleum diesel sales	—	—	44,336	—	44,336
LCFS credit sales	34,034	—	—	—	34,034
Separated RIN sales	15,520	—	—	—	15,520
Co-product sales	12,044	—	—	—	12,044
Raw material sales	10,954	—	—	—	10,954
Other biomass-based diesel revenue	8,638	—	—	—	8,638
Other revenues	—	19,533	—	(19,421)	112
Total revenues from contracts with customers	$387,742	$19,533	$44,336	$(45,101)	$406,510
Biomass-based diesel government incentives	68,159	—	—	—	68,159
Total revenues	$455,901	$19,533	$44,336	$(45,101)	$474,669

Three months ended March 31, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$315,729	$—	$—	$(1,617)	$314,112
Petroleum diesel sales	—	—	83,903	—	83,903
LCFS credit sales	36,707	—	—	—	36,707
Separated RIN sales	22,463	—	—	—	22,463
Co-product sales	8,403	—	—	—	8,403
Raw material sales	4,103	—	—	—	4,103
Other biomass-based diesel revenue	7,978	—	—	—	7,978
Other revenues	—	19,583	—	(19,511)	72
Total revenues from contracts with customers	$395,383	$19,583	$83,903	$(21,128)	$477,741
Biomass-based diesel government incentives	468	—	—	—	468
Total revenues	$395,851	$19,583	$83,903	$(21,128)	$478,209

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Trade accounts receivable from customers	$169,219	$185,156
Short-term contract liabilities (deferred revenue)	$(365)	$(631)
Short-term contract liabilities (accounts payable)	$(255,193)	$(255,193)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three months ended March 31, 2020 and 2019 are as follows:

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	March 31, 2020
Deferred revenue	$631	$9,067	$9,333	$—	$365
Payables to customers related to BTC	255,193	—	—	—	255,193
	$255,824	$9,067	$9,333	$—	$255,558

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	March 31, 2019
Deferred revenue	$300	$28,658	$15,643	$—	$13,315

Discontinued Operations
Income (loss) from discontinued operations mainly relates to the research and development activities and the sale of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following the Company's decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the sale of REG Life Sciences core assets and business was closed. The wind-down of operations of REG Life Sciences was completed in the fourth quarter of 2019.
New Accounting Standards
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board's guidance on the impairment of financial instruments. The ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on its condensed consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 eliminates or modifies certain disclosure requirements of ASC 820 and requires new disclosures relating to changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the applicable reporting period. ASU 2018-13 also explicitly requires entities to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company's adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on its condensed consolidated financial statements.
On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740, Income Taxes. The ASU removes the following exceptions: (1) incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements, but does not expect the impact to be significant.
On January 16, 2020, the FASB issued ASU 2020-01, which clarifies the interaction between Topic 321 (Equity Securities), Topic 323 (Equity Method Investments) and Topic 815 (Derivatives and Hedging). This amendment clarifies that an entity should not consider whether the settlement of a forward contract or exercise of an option is accounted for under Topic 323 or whether the fair value option is in accordance with Topic 825. For public business entities, the amendments in ASU

2020-01 are effective for fiscal years beginning December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements, but does not expect the impact be significant.
On March 9, 2020, the FASB issued ASU 2020-03, which clarifies and updates various topics specific to the Company such as: (1) Amending Topic 820 to explicitly apply to non-financial items accounted for as derivatives under Topic 815. (2) Improve the understanding of Topic 470 and the alignment of Line-of-Credit arrangements and Revolving-Debt arrangements. (3) Clarification on the determination of a contractual term in a net investment in a lease determined in accordance with Topic 842 and Topic 326. For public business entities, the amendments in ASU 2020-03 are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements.
NOTE 3 — INVENTORIES
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$59,462	$57,818
Work in process	3,930	3,605
Finished goods	142,913	100,006
Total	$206,305	$161,429

Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of March 31, 2020 and December 31, 2019.
NOTE 4 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2020	December 31, 2019
Commodity derivatives and related collateral, net	$23,093	$6,140
Prepaid expenses	19,764	16,082
Deposits	3,490	3,519
RIN inventory	3,590	2,137
Taxes receivable	5,697	5,115
Other	1,756	2,480
Total	$57,390	$35,473

RIN inventory values were adjusted in the amounts of $0 and $0 at March 31, 2020 and December 31, 2019, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	March 31, 2020	December 31, 2019
Investments	$12,731	$19,205
Spare parts inventory	2,610	2,610
Catalysts	7,408	1,274
Deposits	552	552
Other	2,853	2,874
Total	$26,154	$26,515

NOTE 5— INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,455)	$2,775
Renewable diesel technology	8,300	(3,228)	5,072
Acquired customer relationships	4,747	(1,658)	3,089
Trademarks	904	(175)	729
Total intangible assets	$20,181	$(8,516)	$11,665

	December 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,368)	$2,862
Renewable diesel technology	8,300	(3,089)	5,211
Acquired customer relationships	4,747	(1,535)	3,212
Other intangible assets	904	(171)	733
Total intangible assets	$20,181	$(8,163)	$12,018

The Company recorded intangible amortization expense of $353 for the three months ended March 31, 2020 and $334 for the three months ended March 31, 2019.
The estimated intangible asset amortization expense for the remainder of 2020 through 2026 and thereafter is as follows:

April 1, 2020 through December 31, 2020	$1,257
2021	1,667
2022	1,676
2023	1,699
2024	1,724
2025	1,651
2026 and thereafter	1,991
Total	$11,665

NOTE 6 — DEBT
The following table shows the Company’s term debt:

	March 31, 2020	December 31, 2019
4.00% Convertible Senior Notes, $78,619 face amount, due in June 2036	$61,346	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	15,296	15,980
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,864	6,929
Other	22	33
Total term debt before debt issuance costs	83,528	106,044
Less: Current portion of long-term debt	64,367	77,131
Less: Debt issuance costs (net of accumulated amortization of $877 and $1,139, respectively)	2,353	2,783
Total long-term debt	$16,808	$26,130

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of March 31, 2020 and December 31, 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

Lines of Credit

The following table shows the Company's lines of credit:

	March 31, 2020	December 31, 2019
Amount outstanding under lines of credit	$159,746	$76,990
Maximum available to be borrowed under lines of credit	$40,254	$101,485

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
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 5% of the total $200,000 of current revolving loan commitments, or $10,000. After April 30, 2020 this threshold will automatically increase to 10% of the reduced $150,000 maximum commitment, or $15,000. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC, and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.
NOTE 7 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 65 million gallons, 171 million pounds and 2 million million British thermal units, respectively.

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

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$29,039	$5,508	$1,633	$4,749
Cash collateral paid (received)	(438)	—	9,256	—
Total gross amount recognized	28,601	5,508	10,889	4,749
Gross amounts offset	(5,508)	(5,508)	(4,749)	(4,749)
Net amount reported in the condensed consolidated balance sheets	$23,093	$—	$6,140	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$53,522	$(22,739)

NOTE 8 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2020
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$23,531	$5,377	$18,154	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(3,116)	$(84)	$(3,032)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2020	2019
Balance at beginning of period, January 1	$—	$9,861
Change in estimates included in earnings	—	304
Settlements	—	(3,316)
Balance at end of period, March 31	$—	$6,849

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2020		As of December 31, 2019
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(243,274)	$(335,615)	$(183,034)	$(338,482)

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
NOTE 9 — NET INCOME (LOSS) PER SHARE
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share available to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Stock appreciation rights	—	1,012,097
2019 Convertible Senior Notes	—	2,624,215
2036 Convertible Senior Notes	—	3,737,641
Total	—	7,373,953

The following table presents the calculation of diluted net income (loss) per share available to common stockholders:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income (loss) from continuing operations available to the Company’s common stockholders - Basic	$75,300	$(41,387)
Plus (less): effect of participating securities	1,553	—
Net income (loss) available to common stockholders	76,853	(41,387)
Less: effect of participating securities	(1,553)	—
Net income (loss) from continuing operations available to the Company's common stockholders - Diluted	$75,300	$(41,387)

Net income (loss) from discontinued operations available to the Company’s common stockholders - Basic	$—	$(2,017)
Plus (less): effect of participating securities	—	—
Net income (loss) available to common stockholders	—	(2,017)
Less: effect of participating securities	—	—
Net income (loss) from discontinued operations available to the Company's common stockholders - Diluted	$—	$(2,017)

Net income (loss) available to the Company's common stockholders - Basic	$75,300	$(43,404)
Plus (less): effect of participating securities	1,553	—
Net income (loss) available to common stockholders	76,853	(43,404)
Less: effect of participating securities	(1,553)	—
Net income (loss) available to the Company's common stockholders - Diluted	$75,300	$(43,404)

Shares:
Weighted-average shares used to compute basic net income (loss) per share	38,979,057	37,353,352
Adjustment to reflect conversion of convertible notes	4,190,024	—
Adjustment to reflect stock appreciation right conversions	523,074	—
Weighted-average shares used to compute diluted net income (loss) per share	43,692,155	37,353,352

Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$1.72	$(1.11)
Discontinued operations	$—	$(0.05)
Diluted net income (loss)	$1.72	$(1.16)

NOTE 10 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions and performance assessment. The Company's reportable segments at March 31, 2020 and for the year ended December 31, 2019 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
The Biomass-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into biomass-based diesel. The Biomass-based Diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of processed biomass-based diesel from Company facilities, related by-products and renewable energy government incentive payments, in the U.S. and internationally.

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
The following table represents the significant items by reportable segment:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales from continuing operations:
Biomass-based Diesel	$455,901	$395,851
Services	19,533	19,583
Corporate and Other	44,336	83,903
Intersegment revenues	(45,101)	(21,128)
	$474,669	$478,209
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$78,633	$(40,278)
Services	(778)	(869)
Corporate and Other	329	(670)
	$78,184	$(41,817)
Depreciation and amortization expense, net:
Biomass-based Diesel	$12,038	$12,024
Services	742	630
Corporate and Other	814	886
	$13,594	$13,540
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$8,608	$7,688
Services	328	547
Corporate and Other	94	—
	$9,030	$8,235

	March 31, 2020	December 31, 2019
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$1,820,860	$1,711,870
Services	54,790	69,144
Corporate and Other	401,128	425,602
Intersegment eliminations	(386,439)	(421,267)
	$1,890,339	$1,785,349

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net revenues:
United States	$387,651	$438,605
International	87,018	39,604
	$474,669	$478,209

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$569,961	$562,165
International	22,990	22,412
	$592,951	$584,577

NOTE 11 — COMMITMENTS AND CONTINGENCIES
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
Overview
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, operating biorefineries, distributing fuel through a network of terminals, and managing biorefinery facility construction and upgrades, positions us to serve the market for cleaner transportation fuels. In addition to our acquisition of Keck Energy in September 2018, we opened our first REG branded fueling station in July 2019 adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets to local diesel vehicle owners. These are the initial parts of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and renewable diesel; and increased demand for our biodiesel via sales of B100 to end consumers. We believe that the execution of this strategy will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
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
In May 2019, we sold the core assets of REG Life Sciences that comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment and the operations of the Renewable Chemicals segment have been classified as discontinued operations for 2019.
The table below reflects our gallons sold during the three months ended March 31, 2020 and 2019:

		Gallons sold (millions)
		March 31, 2020	March 31, 2019
REG-produced biomass-based diesel:
	Biodiesel - U.S.	71.6	72.1
	Biodiesel - International	12.4	11.5
	Renewable diesel	17.2	17.8
		101.2	101.4
Third party biomass-based diesel:
	Biodiesel	2.5	6.1
	Renewable diesel	8.5	11.3
		11.0	17.4

Petroleum-based diesel		27.6	43.7
Total		139.8	162.5
During 2019, we sold 700 million gallons of fuel, which included 488 million biomass-based diesel gallons produced at REG facilities, 75 million biomass-based diesel gallons we purchased from third parties and 137 million petroleum-based diesel gallons.
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

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the three months ended March 31, 2020 and 2019, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. For the three months ended March 31, 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, was approximately 9% of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs has trended up in value during the first quarter of 2020, although still at a low level, mainly influenced by HOBO spread at multi-year lows and the overall demand destruction of refined fuels, which effectively reduces the overall RVO.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at March 31, 2020 and December 31, 2019 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Biomass-based diesel RINs	37,471,346	7,196,022	$0.52	$0.40
Advanced biofuels RINs	1,062,857	2,008,689	$0.51	$0.40
We generate Low Carbon Fuel Standard credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first three months of 2020, the value of LCFS credits decreased, from a high of $205 per credit on January 2, 2020 to a low of $168 per credit on March 19, 2020 and recovered to $201 per credit on March 31, 2020, as a result of significant market disruptions due to COVID-19.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at March 31, 2020 and December 31, 2019 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
California LCFS	—	2,366	$200.50	$205.50
Oregon LCFS	23,517	4,073	$132.50	$152.50

Services Segment
Our Services segment, which primarily provides services to our Biomass-based Diesel Segment, includes:

•	biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities; and

•	construction management services, whereby we act as the construction management and general contractor for the construction of biomass-based diesel production facilities.
During recent years, we have utilized our construction management expertise internally to upgrade our facilities located in Seneca, Ralston, Albert Lea, Mason City, Newton and Geismar.
Impact of COVID-19 on Our Business
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.
In response to the outbreak and business disruption, first and foremost, we are prioritizing the health and safety of our employees. We have established a COVID-19 Emergency Response Team ("ERT") to monitor the health of our employees and mitigate the infection risk of our employees. Based on input from the ERT, we have implemented several initiatives in response to the COVID-19 pandemic, such as a remote workplace requirement for all office and administrative employees, social distancing protocols for our production employees and any visitors to our facilities, additional paid time off for employees as needed in order to deal with health or family issues related to COVID-19, and a temporary ban on discretionary business travel.
Many states and counties in which we operate have imposed various “stay at home orders,” which generally contain exceptions for employees of certain “essential” businesses. To date, biodiesel and renewable diesel have been confirmed as essential, which enabled us to operate our facilities in the first quarter of 2020. We do not expect there to be any changes in this designation and as a result do not anticipate having to curtail or cease our operations as a result of a governmental imposed shutdown.
Based on information available as of the date of this report, we expect the COVID-19 situation to have the following impacts on our revenues and margins:

•
As a result of the country-wide “stay at home” orders, there has been and is expected to be a significant decline in demand for fuels, which we expect will result in decreased demand for our products and a decline in prices for our products.

•
The supply-side shock from oil production increases coupled with the demand-side impact of the COVID-19 pandemic has driven oil prices to historic lows and raised uncertainty for the direction of energy prices in the near-future. Increases to energy prices will depend in part on OPEC and non-OPEC members agreeing to and following new production quotas.

•
The demand for fuels will likely be further decreased as a result of limitations on the ability of manufacturers to produce their products and the related reduction in demand for trucking fleets to ship manufactured products.

•
We expect a significant reduction in the supply of lower cost feedstocks and corresponding higher prices, including particularly corn oil, choice white grease, and used cooking oil, due to significant market disruptions related to COVID-19.

•	We anticipate the price of RINs and the value of LCFS credits to experience pressure and volatility as the demand for fuel continues to decrease during the imposition of containment measures.
The impact of a reduction in the demand for fuels has been and is expected to be significant. However, as diesel predominately used for shipping and transportation of goods and agriculture, as opposed to commercial and personal travel, the reduction in demand and prices for diesel in general and biomass-based diesel in particular has not been as significant. For example, in the first quarter of 2020, the reduction in demand and prices for biomass-based diesel has not been as significant as the demand for jet fuel and gasoline as a result of the COVID-19 pandemic.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of COVID-19 pandemic and will adjust our operations as necessary. We believe our cash on hand and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A Risk Factors.
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial conditions are the market prices for biomass-based diesel and the prices for the feedstocks used to produce biomass-based diesel, as well as governmental programs designed to create incentives for the production and use of cleaner renewable fuels.
Governmental programs favoring biomass-based diesel production and use
Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel. The biomass-based diesel industry’s growth has largely been the result of governmental programs promoting renewable fuels and low carbon fuel policies that require or incentivize production and use of biomass-based diesel, which allows biomass-based diesel to be price-competitive with petroleum-based diesel.
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
*Ethanol equivalent gallons
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. The BTC was retroactively reinstated on December 20, 2019 for the fiscal years 2018 and 2019. The BTC was also extended through December 31, 2022.
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2018 and 2019 BTC resulted in a $499 million net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to the corresponding quarterly Adjusted EBITDA when the business giving rise to the retroactive credit was conducted. For the three months ended March 31, 2019 and the year ended December 31, 2019, the reinstatement of the 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $56 million and $261 million, respectively.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2018, 2019 and the first three months of 2020 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by The Jacobsen, in terms of dollars per gallon.
At the beginning of 2020, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.60 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $0.77 per gallon at the end of March 2020. It reached a high of $0.81 per gallon of biodiesel in March 2020 and a low of $0.56 per gallon in January 2020. RIN value however still stays at a low level. We believe that the trending up of RIN value during the first three months of 2020 was influenced by the 10th circuit ruling on restricting Small Refiner Exemptions ("SRE") waiver grants by the EPA, but negatively impacted by the overall decrease in demand for refined fuels and hence RVO due to COVID-19. During 2019, RINs were heavily influenced by record levels of SREs from RIN compliance requirements for 2016, 2017, and 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2019, feedstock expense accounted for 79% of our production cost, while methanol and chemical catalysts expense accounted for 4% and 3% of our costs of goods sold, respectively.
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
During 2019, 71% of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2018 to March 2020. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2018 to March 2020.

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

NY Harbor ULSD prices decreased significantly during the first three months of 2020, from a high of $2.06 per gallon in January to a low of $0.95 per gallon in March. The average price for the first three months of 2020 was $1.54 per gallon, down $0.40 from the fourth quarter of 2019 average of $1.94 per gallon. The significant price decrease resulted from reduced energy demand as governments around the world issued lock down orders for residents in order to slow the spread of COVID-19, as well as, elevated inventory levels as prior supply cuts by OPEC expired on March 31, 2020. U.S. biodiesel prices also decreased, although not as significantly as ULSD prices, during the first three months of 2020, with Jacobsen Upper Midwest B100 prices reaching a high of $3.18 in January and a low of $2.75 in March.
Soybean oil prices ranged from a high of $0.35 per pound in January 2020 to a low of $0.25 per pound in March 2020 with an average price of $0.30 per pound for the first three months of 2020. Global demand for vegetable oils decreased sharply with the closure of restaurants and other businesses in response to the COVID-19 pandemic. Meal demand for animal feed, however remained unchanged during the first quarter of 2020, which pushed US soybean crush to record levels and created excess soybean oil stocks.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2019 and the first three months of 2020. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded a risk management gain of $53.5 million from our derivative financial instrument activity for the three months ended March 31, 2020, respectively, compared to a loss of $22.7 million for the three months ended March 31, 2019. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical, and a drop-in replacement, to petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel, which we call REG Ultra CleanTM, captures the best properties of the two fuels.
We have filed a patent application for the blending of biodiesel with renewable diesel. It is uncertain whether a patent will be issued, but we believe we have discovered novel methods for the blending of biodiesel with renewable diesel which not only improves the quality of the fuel, but also the value of the biodiesel component.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2019, and in the three months ending March 31, 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a certain period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biomass-based diesel. Our biodiesel sales tend to decrease during the winter season due to reduced blending concentrations to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel, renewable diesel, or lower cloud point biodiesel made from soybean oil, canola oil or distillers corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our biodiesel production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate geographies during winter. To mitigate some of these seasonal fluctuations, we upgraded our Newton and Danville biorefineries in 2018 to produce distilled biodiesel from low-cost feedstocks, which has improved cold-weather performance.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if the market is undersupplied. See the chart below for comparison between actual RIN generation and RVO level for Advanced Biofuel as set by the EPA and the impact of the SREs.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
YTD Q1-2020	1.13 billion RINs	5.04 billion RINs*	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2018. The amount of biomass-based diesel produced and/or imported into the U.S. in 2019 was 2.65 billion gallons. In the first three months of 2020, according to EMTS data, 0.63 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.59 billion gallons over the same period in 2019.

The amount of imported biodiesel gallons qualifying under RFS2 increased slightly from 333.4 million gallons in 2018 to approximately 423.7 million gallons in 2019, according to the Energy Information Administration ("EIA"). Imported gallons made up less of the RVO in 2018 and 2019 compared to previous years due to the anti-dumping and countervailing duty trade case mentioned previously, which eliminated the imports of biodiesel from Argentina and Indonesia in 2018.
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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K.
Results of Operations
Three months ended March 31, 2020 and 2019
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Gallons sold	139.8	162.5

Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.49 for the three months ended March 31, 2020)	$3.10	$2.65

Revenues from continuing operations	$474,669	$478,209
Cost of goods sold from continuing operations	367,396	491,001
Gross profit (loss) from continuing operations	107,273	(12,792)
Selling, general and administrative expenses	27,485	25,354
Income (loss) from operations	79,788	(38,146)
Other expenses, net	(1,604)	(3,671)
Income tax benefit (expense)	(1,331)	430
Net income (loss) from continuing operations	76,853	(41,387)
Net loss from discontinued operations	—	(2,017)
Net income (loss)	$76,853	$(43,404)

Effect of participating share-based awards on continuing operations	1,553	—
Net income (loss) from continuing operations available to the Company's common stockholders	$75,300	$(41,387)
Net loss from discontinued operations available to the Company's common stockholders	$—	$(2,017)

Continuing Operations:
Revenues. In the three months ended March 31, 2020, our revenues stayed almost flat compared to the same period in 2019. This period experienced a significant drop in energy prices due to a combination of the decrease in demand from the travel restrictions put in place globally and reduced economic activity due to COVID-19, as well as the increase in supply due to OPEC+ production restrictions coming to an end in March 2020. These economic downturns were evidenced in the decrease in our average selling price excluding BTC for biomass-based diesel, which decreased 0.16 or 6%, in the three months ended March 31, 2020 compared to the same period in 2019. The decrease in our revenues was also impacted by a 22.7 million gallon or 14%, decrease in gallons sold for the same periods as a result of our focus on product mix and a reduced volume of petroleum diesel caused by an unusually warm winter in the Northeast. These decreases were, however, primarily offset by the increase in government incentives revenue of $68.2 million related to the 2020 BTC.
Gallons sold in the three months ended March 31, 2020 decreased by 22.7 million gallons, or 14%, as compared to the same period in 2019. The decrease in gallons sold for the three months ended March 31, 2020 accounted for a revenue decrease of $56.5 million using the 2020 average biomass-based diesel price per gallon for the applicable period. Our average biomass-based diesel sales price per gallon increased $0.45, or 17%, for the three months ended March 31, 2020, due primarily to the BTC being in place for the period. The average biomass-based diesel sales price per gallon after excluding the 2020 BTC decreased $0.16, or 6%, for the three months ended March 31, 2020. The decrease in adjusted average sales price excluding the 2020 BTC contributed to a $26.0 million decrease in revenues for the three months ended March 31, 2020, when applied to the number of gallons sold in 2019.
Costs of goods sold. Our costs of goods sold decreased $123.6 million, or 25%, for the three months ended March 31, 2020, as compared to the same period in 2019. Costs of goods sold as a percentage of revenues were 77% for the three months ended March 31, 2020, and 103% for the three months ended March 31, 2019. Costs of goods sold as a percentage of revenues decreased for the three months ended March 31, 2020 primarily driven by the increase in risk management gain in the three months ended March 31, 2020, compared to a loss for the same period as a result of energy prices dropping to a historically low level. BTC recognized in 2020 and the absence of the BTC in 2019, partially offset by higher feedstock costs, also contributed to a lower cost of goods sold as a percentage of revenues.
Average prices for lower-cost feedstocks used in our production were $0.28 per pound for the three months ended March 31, 2020, as compared to $0.26 per pound for the three months ended March 31, 2019. Average soybean oil costs were $0.34 per pound for three months ended March 31, 2020, as compared to $0.30 per pound for the three months ended March 31, 2019. Average canola oil costs were $0.34 per pound for the three months ended March 31, 2020, as compared to $0.33 per pound for the three months ended March 31, 2019. Average distillers corn oil costs were $0.26 per pound for the three months ended March 31, 2020, as compared to $0.27 per pound for the three months ended March 31, 2019. We recorded a risk management gain of $53.5 million from our derivative financial instrument activity for the three months ended March 31, 2020, compared to risk management losses of $22.7 million for the three months ended March 31, 2019.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $27.5 million for the three months ended March 31, 2020, or 6% of total revenue and $25.4 million, or 5% of total revenue, in the same period of 2019. The $2.1 million, or 8%, increase resulted primarily from higher employee related compensation.
Other income (expense), net. Other expense was $1.6 million for the three months ended March 31, 2020, compared to other expense of $3.7 million for the same period in 2019. Other income (expense) is primarily comprised of change in value of contingent consideration, gain on debt extinguishment, interest expense, interest income and other non-operating items. Lower interest expense and a gain on debt extinguishment related to the repurchase of a portion of our 2036 Convertible Senior Notes in the three months ended March 31, 2020 contributed to a lower other expense compared to the same period in 2019.
Income tax expense. We recognized an income tax expense of $1.3 million for the three months ended March 31, 2020, as compared to tax expense of $0.4 million for the same period in 2019. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $1.6 million for the three months ended March 31, 2020. The effect was nil for the same respective period in 2019.

Discontinued Operations:
For the three months ended March 31, 2020, there was no activity classified as discontinued operations. Net loss from discontinued operations for the three months ended March 31, 2019 was attributable to the research and development activities at the REG Life Sciences business.

Non-GAAP Financial Measures:
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

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income (loss) from continuing operations	$76,853	$(41,387)
Adjustments:
Income tax (benefit) expense	1,331	(430)
Interest expense	2,472	4,219
Depreciation	8,934	9,099
Amortization of intangible assets	353	334
EBITDA	$89,943	$(28,165)
Change in fair value of contingent consideration	—	304
(Gain) loss on debt extinguishment	(1,172)	2
Other income, net	304	(854)
Non-cash stock compensation	1,367	1,353
Biodiesel tax credit 2019(1)	—	56,385
Adjusted EBITDA	$90,442	$29,025

(1) On December 20, 2019, the Biodiesel Mixture Excise Tax Credit ("BTC") was retroactively reinstated for the 2018 and 2019 calendar years. The retroactive credit for 2018 and 2019 resulted in a net benefit to us that was recognized in our GAAP financial statements for the quarter ending December 31, 2019. The portion of the credit related to 2019 was allocated to each of the four quarters based upon the portion of the BTC benefit that related to that quarter.
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

Liquidity and Capital Resources
Sources of liquidity. At March 31, 2020, the total of our cash and cash equivalents and marketable securities was $188.6 million, compared to $50.4 million at December 31, 2019. At March 31, 2020, we had total assets of $1,890.3 million, compared to $1,785.3 million at December 31, 2019. At March 31, 2020, we had term debt before debt issuance costs of $83.5 million, compared to term debt of $106.0 million at December 31, 2019. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of March 31, 2020.
Our term debt (in thousands) is as follows:

	March 31, 2020	December 31, 2019
4.00% Convertible Senior Notes, $78,619 face amount, due in June 2036	$61,346	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,864	6,929
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	15,296	15,980
Other	22	33
Total term debt before debt issuance costs	$83,528	$106,044
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019.
2036 Convertible Senior Notes
The 2036 Convertible Senior Notes becomes convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of March 31, 2020 and December 31, 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on the Company's Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, we used $25.9 million to repurchase $11.0 principal amount of the 2036 Convertible Senior Notes.
In addition, we had revolving debt (in thousands) as follows:

	March 31, 2020	December 31, 2018
Amount outstanding under lines of credit	$159,746	$76,990
Maximum available to be borrowed under lines of credit	$40,254	$101,485

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months March 31,
	2020	2019
Cash provided by (used in) operating activities	$105,399	$(105,925)
Cash (used in) provided by investing activities	(9,030)	25,314
Cash provided by financing activities	41,792	80,199
Net change in cash, cash equivalents and restricted cash	138,161	(412)

Cash, cash equivalents and restricted cash end of period	$191,550	$126,062
In the first three months of 2020, we generated $105.4 million of cash from operations, compared to $105.9 million of cash used in operations in the first three months of 2019. The increase in cash provided by operations is largely driven by net income of $76.9 million, compared to a net loss of $43.4 million for the three months ended March 31, 2019. The net income for the three months ended March 31, 2020 was primarily due to the BTC being in place for 2020 compared to the lapse of BTC in 2019 and the favorable impact of risk management activity. Net loss for the three months ended March 31, 2019 was negatively impacted primarily by compressed margins and the lapse of the BTC. In addition, we received approximately $157.4 million related to BTC, contributing to the cash generated from operations during the first three months of 2020.
We used $9.0 million of cash in investing activity in the first three months of 2020, primarily for property, plant and equipment. In contrast, cash provided by investing activity in the first three months of 2019 was $25.3 million, due to the excess maturities over purchases of marketable securities of $33.6 million, primarily offset by purchases of property, plant, and equipment of $8.2 million.
Cash flows provided by financing activities for the three months ended March 31, 2020 was $41.8 million compared to $80.2 million for the three months ended March 31, 2019. The $38.4 million decrease was primarily due to debt repayments of $13.4 million at our Grays Harbor and Danville facilities and of $25.9 million for the repurchase of our 2036 Convertible Senior Notes.
Capital expenditures. During the three months ended March 31, 2020, our capital expenditures were $9.0 million involving various plant optimization projects, the majority of which were at the Houston, Seneca and Geismar facilities. During 2019, our capital expenditures were $42.5 million involving various projects, the majority of which were at the Houston, Seneca, and Geismar facilities. Our budgeted capital expenditures for the remainder of 2020 are approximately $50 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
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
Commodity Price Risk
Over the period from January 2018 through March 31, 2020, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $0.94 per gallon in March 2020, with prices averaging $1.94 per gallon during this period. Over the period January 2018 to March 31, 2020, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.35 per pound, or $2.64 per gallon of biodiesel, in January 2020, to a low of $0.25 per pound, or $1.87 per gallon, in March 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.30 per pound, or $2.22 per gallon. Over the period from January 2018 through March 31, 2020, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in August 2019 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2018 through March 31, 2020, RIN prices (based on prices from OPIS) have ranged from a high of $0.91 in February 2018 to a low of $0.31 in October 2018, with sales prices averaging $0.50 during this period.
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

	First three months of 2020 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	139.8	gallons	10%	$(43.3)	(40.4)%
Total Lower Cost Feedstocks	748.5	pounds	10%	$(21.0)	(19.5)%
Total Canola Oil	117.0	pounds	10%	$(4.0)	(3.7)%
Total Soy Oil	110.2	pounds	10%	$(3.7)	(3.4)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $6.5 million at March 31, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect on the fair value of these instruments of $4.6 million at March 31, 2020. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at March 31, 2020.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2020 was 2.84%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, March 31, 2020. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
As of January 1, 2020, the Company has implemented and is continuing to add new functionality to a new global financial consolidation and reporting system designed to more efficiently combine global results, integrate the Company's general ledger systems, add analytical capabilities, and upgrade our technology. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new system.
During the three months ended March 31, 2020, there were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
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

RISKS RELATED TO RENEWABLE FUEL AND LOW CARBON FUEL INCENTIVES
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
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of April 16, 2020, according to the EPA's website:

	2019	2018	2017	2016	2015
Petitions received	26	42	37	20	14
Petitions granted	—	31	35	19	7
Petitions denied or withdrawn	—	11	2	1	7
Petitions pending	26	—	—	—	—
Estimated volume of fuel exempted (million gallons)	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	7.4%	9.4%	4.3%	1.7%
We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly affected the demand for and price of RINs as the average price of D4 RINs fell from $0.57 to $0.40 during 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
Subsequent to EPA's December ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process EPA had been using to grant small refinery exemptions. EPA has yet to decide what changes, if any, it will make to the RFS and 2020 RVO in response to this ruling. Alternatively, EPA may elect to appeal the ruling to the Supreme Court. We believe this uncertainty has depressed RIN values and has the potential to cause further harm RIN values depending on the course of action EPA decides to pursue.
COVID-19 has severely affected demand for gasoline and diesel, reducing demand for 2020 RINs for RFS compliance. RVO compliance obligations are based on the volume of gasoline and diesel an Obligated Party sells. As those volumes decrease, there is a corresponding decrease in the volume of RINs required for RFS compliance. As such, if COVID-19 demand destruction continues throughout 2020, we would expect to have reduced demand for the RINs we produce and for those RINs to have lower values, harming our profitability.
Several Governors have petitioned EPA to use its General Waiver Authority to reduce the 2020 RVO in response to COVID-19 economic disruptions. While we do not believe this would be an appropriate use of EPA's General Wavier Authority, EPA may determine otherwise. Should EPA use its General Wavier Authority to reduce RVO requirements, it would be expected to harm demand for and the value of biomass-based diesel and RINs, harming our revenues and earnings.
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
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $108.9 million in the first three months of 2020. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first three months of 2020, LCFS credit prices ranged from $205 per credit on January 2, 2020 to $201 per credit on March 31, 2020. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of COVID-19 on the world economy, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels in those countries or reductions in the value of renewable and lower carbon fuel credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $99.7 million in the first three months of 2020. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce greenhouse gas emissions associated with transportation fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of biomass-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of COVID-19, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

COVID-19 may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending, distribution networks, and global supply chains, and created significant volatility and disruption of financial markets. While we did not incur significant operational or financial disruptions during the three months ended March 31, 2020 from COVID-19, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable.
We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

•	a significant decline in demand for our products due to significant market disruptions due to COVID-19, resulting in a significant decline in sales and prices;

•	limitations of supply of feedstocks, particularly lower cost feedstocks and corresponding higher prices, or disruptions to our suppliers’ operations due to illness;

•	the complete or partial closure of one or more of our manufacturing facilities;

•	the interruption of our distribution system, or temporary or long-term disruption in our supply chains from local and international suppliers;

•	delays in the delivery of our products;

•	suspension of renewable fuel and/or low carbon fuel policies;

•	significant delays to projects at our manufacturing facilities;

•
limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;

•	decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and

•	the loss of our relatively small management team and employee base that possess unique technical skills for the operation of our facilities and the execution of our business plan.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business, but the impact may be significantly harmful to our operations and profitability.

We derive a substantial portion of our profitability from the production of renewable diesel at our plant located in Geismar, Louisiana and any interruption in our operations at this facility would have a material adverse effect on our results of operations and financial conditions.
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in the first three months of 2020 and 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire, closure, or for any other reason including as the result of a pandemic such as COVID-19, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.

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
Additionally, several leading biomass-based diesel companies have announced their intention to expand their production of renewable diesel for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from its existing 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of renewable diesel, is expanding its 275 mmgy capacity by 400 mmgy. Neste, the largest global producer of renewable diesel, is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast.
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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices dramatically decreased in the first three months of 2020 as a result of the COVID-19 pandemic, ranging from a high of $2.06 per gallon to a low of $0.95 per gallon. Petroleum prices are volatile due to global factors, such as the impact of pandemics, wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS stayed at a low level in the first three months of 2020, ranging from $0.37 to $0.54 per RIN while in 2019, RIN prices ranged from $0.32 to $0.65 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by The Jacobsen Publishing Company, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.38 in 2018, $0.98 in 2019 and $1.04 in the first three months of 2020, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.76 in 2018, $0.60 in 2019 and $0.74 in the first three months of 2020, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year 2018, 2019 and the first three months of 2020, approximately 77%, 71% and 77%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 23%, 29% and 23%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management gains of $53.5 million from our derivative financial instrument trading activity for the three months ended March 31, 2020, compared to risk management losses of $22.7 million for the three months ended March 31, 2019. At March 31, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 65 million gallons and 171 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $6.6 million on the fair value of these instruments at March 31, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $4.6 million on the fair value of these instruments at March 31, 2020. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 12%, 11% and 12% of our total gallons sold in the first three months of 2020, in the full year 2019 and in the full year 2018, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018. Prices increased moderately throughout 2019 with the prices approaching two dollars at the end of the year. Prices decreased steadily in the first two months of 2020 and then plummeted in March to below one dollar at the end of the quarter.

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
Our success depends on the abilities, expertise, judgment, discretion, integrity and good faith of our management and employees to manage the business and respond to economic, market and other conditions. We are highly dependent upon key members of our relatively small management team and employee base that possess unique technical skills for the operation of our facilities and the execution of our business plan. There can be no assurance that any individual will continue in his or her capacity for any particular period of time or that replacement personnel with comparable skills could be found. The inability to retain our management team and employee base or attract suitably qualified replacements and additional staff could adversely affect our business. The loss of employees could delay or prevent the achievement of our business objectives and have a material adverse effect upon our results of operations and financial position.

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
The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations. Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. In addition we are subject to similar laws and regulations in Europe and Canada for the renewable fuels we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.
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
At March 31, 2020, our total term debt before debt issuance costs was $83.5 million. This includes $61.3 million aggregate carrying value on our $78.6 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At March 31, 2020, our total term debt also includes borrowings at our Ralston facility of $15.3 million and at REG Capital LLC. of $6.9 million.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2020, we had $40.3 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount of revolving commitments that we may borrow under the M&L and Services Revolver is $200.0 million, but the amount will decrease to $150.0 million after April 30, 2020. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 5% (prior to

April 30, 2020) and 10% (after April 30, 2020) of the then current revolving loan commitments which equates to $10 million prior to April 30, 2020 and $20 million after April 30, 2020. As of March 31, 2020, availability under the M&L and Services Revolver was approximately $40.3 million. However, it is possible that excess availability under the Revolving Credit could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of March 31, 2020, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 1.226, which was higher than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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

•	other regulatory developments in our industry affecting us, our customers or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;

•	additions or departures of key management or other personnel;

•	litigation;

•	inadequate trading volume;

•	general market conditions in our industry;

•	COVID-19 pandemic;

•	whether our shares are included in stock market indexes such as the S&P SmallCap 600 index; and

•	general economic and market conditions, including continued dislocations and downward pressure in the capital markets.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of March 31, 2020 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The Company has established several security repurchase programs. See the details of the repurchase programs in "Note 2 - Summary of Significant Accounting Policies."
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1
Amendment No. 15 to Credit Agreement, dated as of March 3, 2020, by among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed March 6, 2020).

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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 1, 2020	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 1, 2020	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	May 1, 2020	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)