Form 10-Q
period 2020-06-30
Renewable Energy Group, Inc.
filed 2020-08-05
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 31, 2020, the registrant had 39,292,154 shares of Common Stock outstanding.

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

•	our security repurchase programs;

•	our marketable securities;

•	the availability, future price and volatility of feedstocks and other inputs;

•	the expansion of our distribution network and transportation costs;

•	the future price and volatility of petroleum;

•	our liquidity and working capital requirements;

•	our leasing practices;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our ability to successfully implement our acquisition strategy and integration strategy;

•	our ability to protect proprietary technology and trade secrets;

•	our risk management activities;

•	the industry’s capacity, production and imports;

•	product performance, in cold weather or otherwise;

•	seasonal fluctuations in our business;

•	our current products as well as products we are developing;

•	our ability to retain and recruit key personnel;

•	our indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

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

4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,950	$50,436
Marketable securities	179,780	—
Accounts receivable (net of allowance for doubtful accounts of $1,510 and $1,001, respectively)	251,177	858,922
Inventories	160,173	161,429
Prepaid expenses and other assets	57,537	35,473
Restricted cash	3,000	3,000
Total current assets	799,617	1,109,260
Property, plant and equipment, net	602,973	584,577
Right of use assets	30,524	36,899
Goodwill	16,080	16,080
Intangible assets, net	11,346	12,018
Other assets	31,672	26,515
TOTAL ASSETS	$1,492,212	$1,785,349
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$—	$76,990
Current maturities of long-term debt	53,640	77,131
Current maturities of operating lease obligations	14,489	15,690
Accounts payable	182,370	369,213
Accrued expenses and other liabilities	18,127	40,776
Deferred revenue	6,387	8,620
Total current liabilities	275,013	588,420
Deferred income taxes	7,145	6,975
Long-term debt (net of debt issuance costs of $1,933 and $2,783, respectively)	16,471	26,130
Long-term operating lease obligations	17,851	30,413
Other liabilities	5,239	1,505
Total liabilities	321,719	653,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 39,292,154 and 38,967,079 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	402,843	438,591
Retained earnings	878,493	800,792
Accumulated other comprehensive income	(1,703)	(1,994)
Treasury stock (10,551,865 and 10,403,798 shares outstanding, respectively)	(109,145)	(105,488)
Total equity	1,170,493	1,131,906
TOTAL LIABILITIES AND EQUITY	$1,492,212	$1,785,349
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES:
Biomass-based diesel sales	$451,329	$559,615	$857,727	$1,037,284
Biomass-based diesel government incentives	94,134	530	162,293	998
	545,463	560,145	1,020,020	1,038,282
Other revenue	501	498	613	570
	545,964	560,643	1,020,633	1,038,852
COSTS OF GOODS SOLD:
Biomass-based diesel	521,308	587,415	888,634	1,078,413
Other costs of goods sold	41	—	111	3
	521,349	587,415	888,745	1,078,416
GROSS PROFIT (LOSS)	24,615	(26,772)	131,888	(39,564)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	28,427	27,041	55,912	52,395
(GAIN) ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(187)	—	(187)	—
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	—	468	—	468
INCOME (LOSS) FROM OPERATIONS	(3,625)	(54,281)	76,163	(92,427)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	—	(398)	—	(702)
Gain (loss) on debt extinguishment	619	—	1,791	(2)
Gain on lease termination	4,459	—	4,459	—
Other income	2,214	691	1,911	1,545
Interest expense	(1,190)	(3,737)	(3,662)	(7,956)
	6,102	(3,444)	4,499	(7,115)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,477	(57,725)	80,662	(99,542)
INCOME TAX BENEFIT (EXPENSE)	(1,629)	90	(2,961)	520
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	848	(57,635)	77,701	(99,022)
NET LOSS ON DISCONTINUED OPERATIONS	—	(4,462)	—	(6,479)
NET INCOME (LOSS)	$848	$(62,097)	$77,701	$(105,501)

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	18	—	1,597	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$830	$(57,635)	$76,104	$(99,022)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$—	$(4,462)	$—	$(6,479)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$0.02	$(1.52)	$1.95	$(2.63)
Discontinued operations	$—	$(0.12)	$—	$(0.17)
Net income (loss) per share	$0.02	$(1.64)	$1.95	$(2.81)
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$0.02	$(1.52)	$1.77	$(2.63)
Discontinued operations	$—	$(0.12)	$—	$(0.17)
Net income (loss) per share	$0.02	$(1.64)	$1.77	$(2.81)
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	39,177,381	37,851,735	39,078,219	37,603,921
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Diluted	43,084,501	37,851,735	43,000,196	37,603,921
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$848	$(62,097)	$77,701	$(105,501)
Unrealized gains on marketable securities, net of taxes of $108, $0, $108 and $0, respectively	307	1	307	—
Foreign currency translation adjustments	535	394	(16)	33
Other comprehensive income	842	395	291	33
Comprehensive income (loss)	$1,690	$(61,702)	$77,992	$(105,468)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241
Conversion of restricted stock units to common stock (net of 805 shares of treasury stock purchased)	58,759	—	—	—	—	(518)	(518)
Settlement of stock appreciation rights in common stock (net of 2,274 shares of treasury stock purchased)	4,631	—	(7)	—	—	(17)	(24)
Settlement of 2019 Convertible Senior Notes conversion premium	1,902,781	—	(18,779)	—	—	18,779	—
Termination of capped call options	(625,558)	—	8,952	—	—	(8,952)	—
Stock compensation expense	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	395	—	395
Net loss	—	—	—	(62,097)	—	—	(62,097)
BALANCE, June 30, 2019	38,958,744	$5	$444,636	$315,227	$(1,623)	$(105,424)	$652,821

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$800,792	$(1,994)	$(105,488)	$1,131,906
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net income	—	—	—	76,853	—	—	76,853
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$877,645	$(2,545)	$(106,306)	$1,190,923
Conversion of restricted stock units to common stock (net of 86,701 shares of treasury stock purchased)	230,265	—	—	—	—	(2,063)	(2,063)
Settlement of stock appreciation rights in common stock (net of 21,794 shares of treasury stock purchased)	39,962	—	(276)	—	—	(776)	(1,052)
Convertible debt extinguishment impact (net of tax impact of $1,055)	—	—	(20,860)	—	—	—	(20,860)
Stock compensation expense	—	—	1,855	—	—	—	1,855
Other comprehensive income	—	—	—	—	842	—	842
Net income	—	—	—	848	—	—	848
BALANCE, June 30, 2020	39,292,154	$5	$402,843	$878,493	$(1,703)	$(109,145)	$1,170,493

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,701	$(105,501)
Net income (loss) from discontinuing operations	—	(6,479)
Net income (loss) from continuing operations	77,701	(99,022)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	18,037	18,241
Amortization expense of assets and liabilities, net	8,968	10,316
Accretion of convertible note discount	464	2,092
Amortization of marketable securities	111	(146)
Change in fair value of contingent consideration	—	702
Gain on sale of property, plant and equipment	(187)	—
(Gain) loss on debt extinguishment	(1,791)	2
Provision for doubtful accounts	509	(120)
Impairment of property, plant and equipment	—	468
Stock compensation expense	3,222	3,177
Deferred tax expense	1,855	(530)
Gain on lease termination	(4,459)	—
Other operating activities	123	76
Changes in assets and liabilities:
Accounts receivable, net	607,215	(1,798)
Inventories	1,257	(2,645)
Prepaid expenses and other assets	(33,667)	3,997
Accounts payable	(187,659)	7,178
Accrued expenses and other liabilities	(18,665)	(4,131)
Operating lease obligations	(8,969)	(8,231)
Deferred revenue	(2,233)	4,236
Net cash flows provided by (used in) operating activities - continuing operations	461,832	(66,138)
Net cash flows used in operating activities - discontinuing operations	—	(6,794)
Cash provided by (used in) operating activities	461,832	(72,932)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(179,476)	(3,478)
Cash received from maturities of marketable securities	—	54,584
Cash paid for purchase of property, plant and equipment	(31,048)	(18,032)
Cash paid for investments	—	(1,203)
Other investing activities	187	—
Net cash flows (used in) provided by investing activities - continuing operations	(210,337)	31,871
Net cash flows provided by investing activities - discontinuing operations	—	3,100
Cash (used in) provided by investing activities	(210,337)	34,971
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on revolving line of credit	(76,990)	54,490
Borrowings on other lines of credit	—	36,925
Repayments on other lines of credit	—	(34,728)
Cash paid on notes payable	(73,051)	(71,068)
Cash paid for debt issuance costs	—	(58)
Cash paid for contingent consideration settlement	—	(6,128)
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,938)	(3,473)
Net cash flows used in financing activities - continuing operations	(153,979)	(24,040)
Net cash flows used in financing activities - discontinuing operations	—	—
Cash used in financing activities	(153,979)	(24,040)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	97,516	(62,001)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	53,436	126,575
Effect of exchange rate changes on cash	(2)	23
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$150,950	$64,597
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2020	June 30, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$1,259
Cash paid for interest	$3,724	$4,734
Leased assets obtained in exchange for new operating lease liabilities	$1,873	$8,528

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$4,467	$5,446
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$—	$(18,779)
Receipt in treasury stock for settlement of capped call options	$—	$8,952
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Months Ended June 30, 2020 and 2019
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
As of June 30, 2020, the Company owns and operates a network of thirteen biorefineries, with eleven locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy") and one fermentation facility. Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of lower-cost feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
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
As of June 30, 2020 and 2019, current restricted cash was $3,000, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$147,950	$61,597
Restricted cash	3,000	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$150,950	$64,597

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

	June 30, 2020	December 31, 2019
Trade accounts receivable from customers (net of allowance for doubtful accounts of $1,510 and $1,001, respectively)	$185,182	$185,156
BTC receivables from the government	65,696	672,627
Other trade receivables	299	1,139
Total	$251,177	$858,922

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of June 30, 2020. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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

In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At June 30, 2020 and December 31, 2019, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three and six months ended June 30, 2020 the Company used $31,855 to repurchase $14,000 principal amount and $57,804 to repurchase $25,008 principal amount of the 2036 Convertible Senior Notes, respectively, reflecting conversion premium, after tax impact, of $20,860 and $38,689, respectively, as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $619 and $1,791, respectively, in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2019 the Company made no repurchases of the 2036 Convertible Senior Notes.
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
The Company made no repurchases of shares of common stock or convertible notes during the three and six months ended June 30, 2019. The table below sets out the information regarding the activities under the 2019 Program during the three and six months ended June 30, 2020:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Principal amount in 000's	January 2019 Program	Principal amount in 000's	January 2019 Program
2036 Senior Convertible Notes Repurchases	$14,000	$31,855	$25,008	$57,804

The 2018 Program has been fully utilized prior to December 31, 2019. There was no activity under the 2020 Program during the three and six months ended June 30, 2020. At June 30, 2020, the remaining amounts were $10,000 under the 2019 Program and $110,000 under both programs.
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

•	sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits;

•	resale of petroleum acquired from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;

•	sales of separated RINs and LCFS credits;

•	sales of raw materials, glycerin and other co-products of the biomass-based diesel production process;

•	other revenue, including biomass-based diesel facility management and operational services; and

•	incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended June 30, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of ($25)	$338,987	$—	$—	$(478)	$338,509
Petroleum diesel sales	—	—	22,496	—	22,496
LCFS credit sales	30,709	—	—	—	30,709
Separated RIN sales	26,992	—	—	—	26,992
Co-product sales	12,908	—	—	—	12,908
Raw material sales	7,692	—	—	—	7,692
Other biomass-based diesel revenue	12,023	—	—	—	12,023
Other revenues	—	26,486	—	(25,985)	501
Total revenues from contracts with customers	$429,311	$26,486	$22,496	$(26,463)	$451,830
Biomass-based diesel government incentives	94,134	—	—	—	94,134
Total revenues	$523,445	$26,486	$22,496	$(26,463)	$545,964

Three months ended June 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$430,971	$—	$—	$(1,158)	$429,813
Petroleum diesel sales	—	—	78,184	—	78,184
LCFS credit sales	6,629	—	—	—	6,629
Separated RIN sales	19,596	—	—	—	19,596
Co-product sales	10,685	—	—	—	10,685
Raw material sales	4,502	—	—	—	4,502
Other biomass-based diesel revenue	10,206	—	—	—	10,206
Other revenues	—	24,139	—	(23,641)	498
Total revenues from contracts with customers	$482,589	$24,139	$78,184	$(24,799)	$560,113
Biomass-based diesel government incentives	530	—	—	—	530
Total revenues	$483,119	$24,139	$78,184	$(24,799)	$560,643

	Reportable Segments
Six months ended June 30, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $1,104	$622,484	$—	$—	$(3,103)	$619,381
Petroleum diesel sales	—	—	66,832	—	66,832
Other biomass-based diesel revenue	20,661	—	—	—	20,661
Separated RIN sales	42,512	—	—	—	42,512
LCFS credit sales	64,743	—	—	—	64,743
Co-product sales	24,952	—	—	—	24,952
Raw material sales	18,646	—	—	—	18,646
Other revenues	—	46,019	—	(45,406)	613
Total revenues from contracts with customers	$793,998	$46,019	$66,832	$(48,509)	$858,340
Biomass-based diesel government incentives	162,293	—	—	—	162,293
Total revenues	$956,291	$46,019	$66,832	$(48,509)	$1,020,633

Six months ended June 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $0	$746,700	$—	$—	$(2,775)	$743,925
Petroleum diesel sales	—	—	162,087	—	162,087
Other biomass-based diesel revenue	18,184	—	—	—	18,184
Separated RIN sales	42,059	—	—	—	42,059
LCFS credit sales	43,336	—	—	—	43,336
Co-product sales	19,088	—	—	—	19,088
Raw material sales	8,605	—	—	—	8,605
Other revenues	—	43,722	—	(43,152)	570
Total revenues from contracts with customers	$877,972	$43,722	$162,087	$(45,927)	$1,037,854
Biomass-based diesel government incentives	998	—	—	—	998
Total revenues	$878,970	$43,722	$162,087	$(45,927)	$1,038,852

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Trade accounts receivable from customers	$185,182	$185,156
Short-term contract liabilities (deferred revenue)	$(2)	$(631)
Short-term contract liabilities (accounts payable)	$(75,330)	$(255,193)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and six months ended June 30, 2020 and 2019 are as follows:

	April 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2020
Deferred revenue	$365	$4,669	$5,032	$—	$2
Payables to customers related to BTC	255,193	(182,819)	—	2,956	75,330
	$255,558	$(178,150)	$5,032	$2,956	$75,332

	April 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2019
Deferred revenue	$13,315	$11,690	$20,469	$—	$4,536

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2020
Deferred revenue	$631	$13,736	$14,365	$—	$2
Payables to customers related to BTC	255,193	(182,819)	—	2,956	75,330
	$255,824	$(169,083)	$14,365	$2,956	$75,332

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2019
Deferred revenue	$300	$40,347	$36,111	$—	$4,536

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
On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740, Income Taxes. The ASU removes the following exceptions: (1) incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements but does not expect the impact to be significant.
On January 16, 2020, the FASB issued ASU 2020-01, which clarifies the interaction between Topic 321 (Equity Securities), Topic 323 (Equity Method Investments) and Topic 815 (Derivatives and Hedging). This amendment clarifies that an entity should not consider whether the settlement of a forward contract or exercise of an option is accounted for under Topic 323 or whether the fair value option is in accordance with Topic 825. For public business entities, the amendments in ASU 2020-01 are effective for fiscal years beginning December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements but does not expect the impact be significant.
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
On March 12, 2020, the FASB issued ASU 2020-04, which provides a relief that is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under the following Codification topics and subtopics: ASC 310, Receivables; ASC 470, Debt; ASC 840 or ASC 842, Leases; and ASC 815-15, Derivatives and Hedging: Embedded Derivatives. The ASU also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is still evaluating the impact of the guidance on its condensed consolidated financial statements.
NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The Company had no investments in marketable securities as of December 31, 2019. The following table summarizes the Company's investments in marketable securities:

	June 30, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Commercial paper	Within one year	$74,215	$183	$—	$74,398
Corporate bonds	Within one year	85,172	240	—	85,412
U.S. Treasury bills	Within one year	19,978	—	(8)	19,970
Total		$179,365	$423	$(8)	$179,780

NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$59,739	$57,818
Work in process	4,121	3,605
Finished goods	96,313	100,006
Total	$160,173	$161,429

Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of June 30, 2020 and December 31, 2019.
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2020	December 31, 2019
Commodity derivatives and related collateral, net	$8,993	$6,140
Prepaid expenses	18,945	16,082
Deposits	3,388	3,519
RIN inventory	4,911	2,137
Taxes receivable	18,897	5,115
Other	2,403	2,480
Total	$57,537	$35,473

RIN inventory values were adjusted in the amounts of $0 and $0 at June 30, 2020 and December 31, 2019, respectively, to reflect the lower of cost or net realizable value.
Other noncurrent assets consist of the following:

	June 30, 2020	December 31, 2019
Investments	$12,825	$19,205
Spare parts inventory	2,610	2,610
Catalysts	7,408	1,274
Deposits	552	552
Other	8,277	2,874
Total	$31,672	$26,515

NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,509)	$2,721
Renewable diesel technology	8,300	(3,366)	4,934
Acquired customer relationships	4,747	(1,780)	2,967
Other intangibles	904	(180)	724
Total intangible assets	$20,181	$(8,835)	$11,346

	December 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,368)	$2,862
Renewable diesel technology	8,300	(3,089)	5,211
Acquired customer relationships	4,747	(1,535)	3,212
Other intangible assets	904	(171)	733
Total intangible assets	$20,181	$(8,163)	$12,018

The Company recorded intangible amortization expense of $318 and $671 for the three and six months ended June 30, 2020, and $510 and $844 for the three and six months ended June 30, 2019, respectively.
The estimated intangible asset amortization expense for the remainder of 2020 through 2026 and thereafter is as follows:

July 1, 2020 through December 31, 2020	$792
2021	1,567
2022	1,575
2023	1,599
2024	1,623
2025	1,596
2026 and thereafter	2,594
Total	$11,346

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	June 30, 2020	December 31, 2019
4.00% Convertible Senior Notes, $64,619 face amount, due in June 2036	$50,615	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	14,611	15,980
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,798	6,929
Other	20	33
Total term debt before debt issuance costs	72,044	106,044
Less: Current portion of long-term debt	53,640	77,131
Less: Debt issuance costs (net of accumulated amortization of $918 and $1,139, respectively)	1,933	2,783
Total long-term debt	$16,471	$26,130

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of June 30, 2020 and December 31, 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

Lines of Credit

The following table shows the Company's lines of credit:

	June 30, 2020	December 31, 2019
Amount outstanding under lines of credit	$—	$76,990
Maximum available to be borrowed under lines of credit	$140,094	$101,485

The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). At June 30, 2020, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the $150,000 maximum commitment, or $15,000. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC, and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 62 million gallons, 56 million pounds and 1 million million British thermal units, respectively.

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

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$3,114	$4,855	$1,633	$4,749
Cash collateral paid (received)	10,734	—	9,256	—
Total gross amount recognized	13,848	4,855	10,889	4,749
Gross amounts offset	(4,855)	(4,855)	(4,749)	(4,749)
Net amount reported in the condensed consolidated balance sheets	$8,993	$—	$6,140	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$(4,755)	$(5,571)	$48,767	$(28,310)

NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$74,398	$—	$74,398	$—
Corporate bonds	$85,412	—	85,412	—
U.S. Treasury bills	$19,970	19,970	—	—
Commodity contract derivatives	$(1,741)	(65)	(1,676)	—
	$178,039	$19,905	$158,134	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(3,116)	$(84)	$(3,032)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2020	2019
Balance at beginning of period, January 1	$—	$9,861
Change in estimates included in earnings	—	304
Settlements	—	(3,316)
Balance at end of period, March 31	$—	$6,849
Change in estimates included in earnings	—	398
Settlements	—	(2,812)
Balance at end of period, June 30	$—	$4,435

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2020		As of December 31, 2019
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(72,044)	$(173,101)	$(183,034)	$(338,482)

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
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include Treasury bills, commercial papers and corporate notes/bonds is obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices, e.g., interest rates and yield curves.
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share available to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Stock appreciation rights	—	978,522	—	1,003,102
2019 Convertible Senior Notes	—	—	—	—
2036 Convertible Senior Notes	—	8,937,353	—	8,937,353
Total	—	9,915,875	—	9,940,455

The following table presents the calculation of diluted net income (loss) per share available to common stockholders:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income (loss) from continuing operations available to the Company’s common stockholders - Basic	$830	$(57,635)	$76,104	$(99,022)
Plus (less): effect of participating securities	18	—	1,597	—
Net income (loss) available to common stockholders	848	(57,635)	77,701	(99,022)
Less: effect of participating securities	(18)	—	(1,597)	—
Net income (loss) from continuing operations available to the Company's common stockholders - Diluted	$830	$(57,635)	$76,104	$(99,022)

Net income (loss) from discontinued operations available to the Company’s common stockholders - Basic	$—	$(4,462)	$—	$(6,479)
Plus (less): effect of participating securities	—	—	—	—
Net income (loss) available to common stockholders	—	(4,462)	—	(6,479)
Less: effect of participating securities	—	—	—	—
Net income (loss) from discontinued operations available to the Company's common stockholders - Diluted	$—	$(4,462)	$—	$(6,479)

Net income (loss) available to the Company's common stockholders - Basic	$830	$(62,097)	$76,104	$(105,501)
Plus (less): effect of participating securities	18	—	1,597	—
Net income (loss) available to common stockholders	848	(62,097)	77,701	(105,501)
Less: effect of participating securities	(18)	—	(1,597)	—
Net income (loss) available to the Company's common stockholders - Diluted	$830	$(62,097)	$76,104	$(105,501)

Shares:
Weighted-average shares used to compute basic net income (loss) per share	39,177,381	37,851,735	39,078,219	37,603,921
Adjustment to reflect conversion of convertible notes	3,445,524	—	3,444,714	—
Adjustment to reflect stock appreciation right conversions	461,596	—	477,263	—
Weighted-average shares used to compute diluted net income (loss) per share	43,084,501	37,851,735	43,000,196	37,603,921

Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$0.02	$(1.52)	$1.77	$(2.63)
Discontinued operations	$—	$(0.12)	$—	$(0.17)
Diluted net income (loss)	$0.02	$(1.64)	$1.77	$(2.81)

NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at June 30, 2020 and for the year ended December 31, 2019 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
The Biomass-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into biomass-based diesel. The Biomass-based Diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of processed biomass-based diesel from Company facilities, related byproducts and renewable energy government incentive payments, in the U.S. and internationally.
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
The Corporate and Other segment includes trading activities related to petroleum-based heating oil and diesel fuel as well as corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy, and other administrative costs, including management service expenses. Corporate and Other also includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting. In addition, Corporate and Other includes cash and other assets not associated with the reportable segments, including investments. Intersegment revenues are reported by the Services and Corporate and Other segments.

The following table represents the significant items by reportable segment:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net sales from continuing operations:
Biomass-based Diesel	$523,445	$483,119	$956,291	$878,970
Services	26,486	24,139	46,019	43,722
Corporate and Other	22,496	78,184	66,832	162,087
Intersegment revenues	(26,463)	(24,799)	(48,509)	(45,927)
	$545,964	$560,643	$1,020,633	$1,038,852
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$3,497	$(58,647)	$82,130	$(93,815)
Services	(230)	1,252	(1,008)	383
Corporate and Other	(790)	(330)	(460)	(6,110)
	$2,477	$(57,725)	$80,662	$(99,542)
Depreciation and amortization expense, net:
Biomass-based Diesel	$11,392	$13,525	$23,430	$25,532
Services	842	586	1,583	1,216
Corporate and Other	1,177	906	1,992	1,809
	$13,411	$15,017	$27,005	$28,557
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$16,139	$9,425	$22,934	$17,113
Services	1,838	250	2,166	797
Corporate and Other	4,041	122	5,948	122
	$22,018	$9,797	$31,048	$18,032

	June 30, 2020	December 31, 2019
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$1,211,219	$1,711,870
Services	62,000	69,144
Corporate and Other	644,402	425,602
Intersegment eliminations	(425,409)	(421,267)
	$1,492,212	$1,785,349

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net revenues:
United States	$465,161	$517,893	$852,812	$956,498
International	80,803	42,750	167,821	82,354
	$545,964	$560,643	$1,020,633	$1,038,852

	June 30, 2020	December 31, 2019
Long-lived assets:
United States	$577,065	$562,165
International	25,908	22,412
	$602,973	$584,577

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
Overview
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution, and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, operating biorefineries, distributing fuel through a network of terminals, and managing biorefinery facility construction and upgrades, positions us to serve the market for cleaner transportation fuels. In addition to our acquisition of Keck Energy in September 2018, we opened our first REG branded fueling station in July 2019 adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets to local diesel vehicle owners. In June 2020, we entered into an agreement with a third party pursuant to which it agreed to exclusively sell REG branded fuels at certain of its cardlock locations. These are the initial parts of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and renewable diesel; and increased demand for our biodiesel via sales of B100 to end consumers. We believe that the execution of this strategy will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
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
The table below reflects our gallons sold during the three and six months ended June 30, 2020 and 2019:

		Gallons sold (millions)
		Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
REG-produced biomass-based diesel:
	Biodiesel - U.S.	113.3	114.1	184.8	186.1
	Biodiesel - International	11.6	11.2	24.0	22.6
	Renewable diesel	20.4	16.3	37.6	34.1
		145.3	141.5	246.4	242.9
Third party biomass-based diesel:
	Biodiesel	5.7	12.2	8.2	18.2
	Renewable diesel	9.4	5.8	17.9	17.1
		15.1	18.0	26.1	35.4

Petroleum-based diesel		22.8	37.9	50.4	81.6
Total		183.2	197.4	322.9	359.8
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

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the six months ended June 30, 2020 and 2019, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. For the three and six months ended June 30, 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, was approximately 4% and 7% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs has trended up in value during the first half of 2020, although still at a low level, mainly influenced by HOBO spread at multi-year lows and the overall demand destruction of refined fuels, which effectively reduces the overall RVO.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at June 30, 2020 and December 31, 2019 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Biomass-based diesel RINs	33,808,209	7,196,022	$0.57	$0.40
Advanced biofuels RINs	1,247,226	2,008,689	$0.56	$0.40
We generate Low Carbon Fuel Standard credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first six months of 2020, the value of LCFS credits decreased, from $205 per credit on January 2, 2020 to $203 per credit on June 30, 2020.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at June 30, 2020 and December 31, 2019 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
California LCFS	7,675	2,366	$202.50	$205.50
Oregon LCFS	5,018	4,073	$125.00	$152.50

Services Segment
Our Services segment, which primarily provides services to our Biomass-based Diesel Segment, includes:

•	biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities; and

•	construction management services, whereby we act as the construction management and general contractor for the construction of biomass-based diesel production facilities.
During recent years, we have utilized our construction management expertise internally to upgrade our facilities located in Seneca, Ralston, Albert Lea, Mason City, Newton and Geismar.
Impact of COVID-19 on Our Business
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We have established a COVID-19 Emergency Response Team ("ERT") to monitor the health of our employees and mitigate the infection risk of our employees. Based on input from the ERT, we have implemented several initiatives in response to the COVID-19 pandemic, such as a remote workplace requirement for all office and administrative employees, social distancing protocols for our production employees and any visitors to our facilities, additional paid time off for employees as needed in order to deal with health or family issues related to COVID-19, and a temporary ban on discretionary business travel.
To date, biodiesel and renewable diesel have been confirmed as essential businesses and have continued to operate during the period of “stay-at-home” orders. As well, with more states and counties have been re-opening, we have been able to continue to operate our facilities in the first half of 2020. We do not expect there to be any changes in our designation as an essential business and as a result do not anticipate having to curtail or cease our operations in the foreseeable future.
Based on information available as of the date of this report, we expect the COVID-19 situation to have the following impacts on our revenues and margins:

•
Even though more states and counties continue to re-open, the significant decline in demand for fuels is expected to continue, which we expect will result in decreased demand for our products and a decline in prices for our products.

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
The impact of a reduction in the demand for fuels has been and is expected to continue to be significant. However, because diesel is predominately used for shipping and transportation of goods and agriculture, as opposed to commercial and personal travel, the reduction in demand and prices for diesel in general and biomass-based diesel in particular has not been as significant. For example, in the first half of 2020, the reduction in demand and prices for biomass-based diesel has not been as significant as the demand for jet fuel and gasoline as a result of the COVID-19 pandemic.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not plan or anticipate any changes to our workforce due to COVID-19.
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
RFS2 was implemented in 2010, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, advanced biofuel, and renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2018 and 2019 BTC resulted in a $499 million net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to the corresponding quarterly Adjusted EBITDA when the business giving rise to the retroactive credit was conducted. For the three and six months ended June 30, 2019 and the year ended December 31, 2019, the reinstatement of the 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $78 million, $135 million, and $261 million, respectively.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2018, 2019 and the first six months of 2020 the high and low average monthly contributory value of

RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.
At the beginning of 2020, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.60 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $0.85 per gallon at the end of June 2020. It reached a high of $0.93 per gallon of biodiesel in June 2020 and a low of $0.56 per gallon in January 2020. RIN value however still stays at a low level. We believe that the trending up of RIN value during the first six months of 2020 was influenced by the 10th circuit ruling on restricting Small Refiner Exemptions ("SRE") waiver grants by the EPA, but negatively impacted by the overall decrease in demand for refined fuels and hence RVO due to COVID-19. During 2019, RINs were heavily influenced by record levels of SREs from RIN compliance requirements for 2016, 2017, and 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
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
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2018 to June 2020. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

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
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2018 to June 2020.

(1)	Biodiesel prices are based on the monthly average of the midpoint of the high and low prices of B100 (Chicago SME) as reported by OPIS.

(2)	Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).

(3)	Choice white grease prices are based on the monthly average of the daily low price of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).

(4)	Distillers corn oil prices are based on based on the monthly average of the daily low price of Illinois distillers corn oil as reported by The Jacobsen (based on 8.2 pounds per gallon).

(5)	Spread between biodiesel price and choice white grease price.

(6)	Spread between biodiesel price and soybean oil (crude) price.

(7)	Spread between biodiesel price and distillers corn oil price.

NY Harbor ULSD prices decreased significantly during the first six months of 2020, from a high of $2.06 per gallon in January to a historic low of $0.61 per gallon in April. The average price for the first six months of 2020 was $1.26 per gallon, down $0.68 from the fourth quarter of 2019 average of $1.94 per gallon. The significant price decrease resulted from reduced energy demand as governments around the world issued lock down orders for residents in order to slow the spread of COVID-19 as well as elevated inventory levels as prior supply cuts by OPEC expired on March 31, 2020. U.S. biodiesel prices also decreased, although not as significantly as ULSD prices, during the first half of 2020, with Chicago SME B100 prices, reported by OPIS, reaching a high of $3.30 in January and a low of $2.59 in April. ULSD price rebounded in the latter half of the six month period as state lockdown measures were eased and return to work activities increased fuel demand. Implementation by OPEC nations of historic crude supply cut in June limited oversupply.
Soybean oil prices ranged from a high of $0.35 per pound in January 2020 to a low of $0.25 per pound in April 2020 with an average price of $0.29 per pound for the first six months of 2020. Global demand for vegetable oils decreased sharply with the closure of restaurants and other businesses in response to the COVID-19 pandemic. Meal demand for animal feed, however remained unchanged during the first half of 2020, which pushed US soybean crush to record levels and created excess soybean oil stocks. Soybean oil prices trended upward during June as global demand for vegetable oils in food and biodiesel in southeast Asia trended up.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2019 and the first six months of 2020. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded a risk management loss of $4.8 million and gain of $48.8 million from our derivative financial instrument activity for the three and six months ended June 30, 2020, respectively, compared to a loss of $5.6 million and $28.3 million for the three and six months ended June 30, 2019, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

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
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2019 and in the six months ending June 30, 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a certain period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
YTD Q2-2020	2.41 billion RINs	5.04 billion RINs*	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2018. The amount of biomass-based diesel produced and/or imported into the U.S. in 2019 was 2.65 billion gallons. In the first six months of 2020, according to EMTS data, 1.35 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.29 billion gallons over the same period in 2019.

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
Results of Operations
Three and six months ended June 30, 2020 and 2019
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Gallons sold	183.2	197.4	322.9	359.8

Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.11 and $2.27 for the three and six months ended June 30, 2020)	$2.70	$2.70	$2.86	$2.68

Revenues from continuing operations	$545,964	$560,643	$1,020,633	$1,038,852
Cost of goods sold from continuing operations	521,349	587,415	888,745	1,078,416
Gross profit (loss) from continuing operations	24,615	(26,772)	131,888	(39,564)
Selling, general and administrative expenses	28,427	27,041	55,912	52,395
(Gain) on disposal of property, plant and equipment	(187)	—	(187)	—
Impairment of property, plant and equipment	—	468	—	468
Income (loss) from operations	(3,625)	(54,281)	76,163	(92,427)
Other income (expenses), net	6,102	(3,444)	4,499	(7,115)
Income tax benefit (expense)	(1,629)	90	(2,961)	520
Net income (loss) from continuing operations	848	(57,635)	77,701	(99,022)
Net loss from discontinued operations	—	(4,462)	—	(6,479)
Net income (loss)	$848	$(62,097)	$77,701	$(105,501)

Effect of participating share-based awards on continuing operations	18	—	1,597	—
Net income (loss) from continuing operations available to the Company's common stockholders	$830	$(57,635)	$76,104	$(99,022)
Net loss from discontinued operations available to the Company's common stockholders	$—	$(4,462)	$—	$(6,479)

Continuing Operations:
Revenues. In the three and six months ended June 30, 2020, our revenues decreased by $14.7 million and $18.3 million, or 3% and 2%, respectively, compared to the same periods in 2019. The first quarter of 2020 experienced a historic drop in energy prices due to a combination of the decrease in demand from the COVID-19 economic lock-down, as well as an increase in global supply resulting from an end of OPEC production restrictions in March 2020. In the second quarter of 2020, travel restrictions were eased and OPEC again implemented production cuts to limit supply, economic activity did not fully recover. As a result of these events, our average selling price (excluding BTC) for biomass-based diesel decreased $0.59 and $0.41 or 22% and 15%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in our revenues was also impacted by a 14.2 million gallon and 36.9 million or 7% and 10%, decrease in gallons sold for the same periods as a result of decreased demand, our focus on product mix and a reduced volume of petroleum diesel caused by an unusually warm winter in the Northeast. These decreases were partially offset by the increase in government incentives revenue in the three and six months ended June 30, 2020, of $93.6 million and $161.3 million, respectively, related to the 2020 BTC.
The decrease in gallons sold for the three and six months ended June 30, 2020 accounted for a revenue decrease of $30.0 million and $83.8 million, respectively, using the average selling price for biomass-based diesel price for the applicable periods. Our average biomass-based diesel sales price per gallon remained steady for the three months ended June 30, 2020 and increased $0.18, or 7%, for the six months ended June 30, 2020, due primarily to the BTC being in place for the period. The average biomass-based diesel sales price per gallon, after excluding the 2020 BTC, decreased $0.59 and $0.41, or 22% and 15%, respectively, for the three and six months ended June 30, 2020. The decrease in the adjusted average sales price excluding the 2020 BTC contributed to a $116.5 million and $147.5 million decrease in revenues for the three and six months ended June 30, 2020, respectively, when applied to the number of gallons sold in the comparable 2019 periods.
Costs of goods sold. Our costs of goods sold decreased $66.1 million and $189.7 million, or 11% and 18%, respectively, for the three and six months ended June 30, 2020, as compared to the same periods in 2019. Costs of goods sold as a percentage of revenues were 95% and 87%, respectively, for the three and six months ended June 30, 2020, and 105% and 104%, respectively, for the three and six months ended June 30, 2019. Costs of goods sold as a percentage of revenues decreased for the three and six months ended June 30, 2020 primarily driven by the BTC recognized in 2020 and the absence of the BTC in 2019. Also contributing factor to the decrease in costs of goods sold as a percentage of revenue were changes in risk management as a result of energy prices dropping to a historically low level, partially offset by higher feedstock costs on our lower-cost feedstocks, both of which are described in more detail below.
Average prices for lower-cost feedstocks used in our production were $0.29 and $0.28 per pound for the three and six months ended June 30, 2020, respectively, as compared to $0.27 and $0.26 per pound for the three and six months ended June 30, 2019, respectively. Average soybean oil costs were $0.29 and $0.30 per pound for three and six months ended June 30, 2020, respectively, as compared to $0.31 and $0.30 per pound for the three and six months ended June 30, 2019, respectively. Average canola oil costs were $0.29 and $0.31 per pound for the three and six months ended June 30, 2020, respectively, as compared to $0.34 per pound for the three and six months ended June 30, 2019. Average distillers corn oil costs were $0.28 and $0.27 per pound for the three and six months ended June 30, 2020, respectively, as compared to $0.26 and $0.27 per pound for the three and six months ended June 30, 2019, respectively. We recorded a risk management loss of $4.8 million and a gain of $48.8 million from our derivative financial instrument activity for the three and six months ended June 30, 2020, respectively, compared to risk management losses of $5.6 million and $28.3 million for the three and six months ended June 30, 2019, respectively.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $28.4 million and $55.9 million for the three and six months ended June 30, 2020, respectively, or 5% of total revenue for both periods, and $27.0 million and $52.4 million, or 5% of total revenue for both periods, in the same periods of 2019. The $1.4 million, or 5%, increase resulted primarily from higher legal and employee related compensation.
Other income (expense), net. Other income was $6.1 million and $4.5 million for the three and six months ended June 30, 2020, respectively, compared to other expense of $3.4 million and $7.1 million for the same periods in 2019. Other income (expense) is primarily comprised of gain on debt extinguishment, gain on lease buyout, interest expense, interest income and other non-operating items. We recognized a $4.5 million gain related to the termination of a terminal lease at our non-operational New Orleans facility. Gains on debt extinguishment related to the repurchase of a portion of our 2036 Convertible Senior Notes in the three and six months ended June 30, 2020, coupled with lower interest expenses, contributed to an overall other income compared to other expense for the same periods in 2019.
Income tax expense. We recognized an income tax expense of $1.6 million and $3.0 million for the three and six months ended June 30, 2020, respectively, as compared to a tax benefit of $0.1 million and $0.5 million, respectively, for the same periods in 2019. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.0 million and $1.6 million for the three and six months ended June 30, 2020. The effect was $0.0 million for the same respective period in 2019.

Discontinued Operations:
For the three and six months ended June 30, 2020, there was no activity classified as discontinued operations. Net loss from discontinued operations for the three and six months ended June 30, 2019 was attributable to the research and development activities at the REG Life Sciences business and costs to sell the business.
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

(In thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income (loss) from continuing operations	$848	$(57,635)	$77,701	$(99,022)
Adjustments:
Income tax (benefit) expense	1,629	(90)	2,961	(520)
Interest expense	1,190	3,737	3,662	7,956
Depreciation	9,103	9,142	18,037	18,241
Amortization of intangible assets	318	510	671	844
EBITDA	$13,088	$(44,336)	$103,032	$(72,501)
Gain on sale of assets	(187)	—	(187)	—
Change in fair value of contingent consideration	—	398	—	702
(Gain) loss on debt extinguishment	(619)	—	(1,791)	2
Gain on lease termination	(4,459)	—	(4,459)	—
Other income, net	(2,214)	(691)	(1,911)	(1,545)
Impairment of assets	—	468	—	468
Stock compensation	2,611	1,824	3,978	3,177
Biodiesel tax credit 2019(1)	—	78,493	—	134,878
Adjusted EBITDA	$8,220	$36,156	$98,662	$65,181

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
Liquidity and Capital Resources
Sources of liquidity. At June 30, 2020, the total of our cash and cash equivalents and marketable securities was $327.7 million, compared to $50.4 million at December 31, 2019. At June 30, 2020, we had total assets of $1,492.2 million, compared to $1,785.3 million at December 31, 2019. At June 30, 2020, we had term debt before debt issuance costs of $72.0 million, compared to term debt of $106.0 million at December 31, 2019. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2020.
Our term debt (in thousands) is as follows:

	June 30, 2020	December 31, 2019
4.00% Convertible Senior Notes, $64,619 face amount, due in June 2036	$50,615	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,798	6,929
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	14,611	15,980
Other	20	33
Total term debt before debt issuance costs	$72,044	$106,044
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019.
2036 Convertible Senior Notes
The 2036 Convertible Senior Notes becomes convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of June 30, 2020 and December 31, 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on the Company's Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.
During the three and six months ended June 30, 2020, we used $31,855 and $57,804 to repurchase $14,000 and $25,008 principal amount of the 2036 Convertible Senior Notes, respectively.
In addition, we had revolving debt (in thousands) as follows:

	June 30, 2020	December 31, 2018
Amount outstanding under lines of credit	$—	$76,990
Maximum available to be borrowed under lines of credit	$140,094	$101,485

Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months June 30,
	2020	2019
Cash provided by (used in) operating activities	$461,832	$(72,932)
Cash (used in) provided by investing activities	(210,337)	34,971
Cash used in financing activities	(153,979)	(24,040)
Net change in cash, cash equivalents and restricted cash	97,516	(62,001)

Cash, cash equivalents and restricted cash end of period	$150,950	$64,597
In the first six months of 2020, we generated $461.8 million of cash from operations, compared to $72.9 million of cash used in operations in the first six months of 2019. The increase in cash provided by operations is largely driven by net income of $77.7 million, compared to a net loss of $105.5 million for the six months ended June 30, 2019. The net income for the six months ended June 30, 2020 was primarily due to the BTC being in place for 2020 compared to the lapse of BTC in 2019 and the favorable impact of risk management activity. Net loss for the six months ended June 30, 2019 was negatively impacted primarily by compressed margins and the lapse of the BTC. In addition, we received approximately $755.3 million related to the 2018, 2019 and 2020 BTC, contributing to the cash generated from operations during the first six months of 2020.
We used $210.3 million of cash in investing activity in the first six months of 2020. During the quarter ended June 30, 2020, we invested a net amount of $179.5 million in short-term, high quality marketable securities. In addition, we used $31.0 million of cash for property, plant and equipment purchases and plant upgrades. In contrast, cash provided by investing activity in the first six months of 2019 was $35.0 million, due to the excess maturities over purchases of marketable securities of $51.1 million, primarily offset by purchases of property, plant, and equipment of $18.0 million.
Cash flows used in financing activities for the six months ended June 30, 2020 was $154.0 million compared to $24.0 million for the six months ended June 30, 2019. The $129.3 million increase was primarily due to the payoff of the lines of credits of $77.0 million in the first half of 2020 compared to a net borrowing of $56.7 million in the same period in 2019.
Capital expenditures. During the six months ended June 30, 2020, our capital expenditures were $31.0 million involving various plant optimization projects, the majority of which were at the Emden (Germany), Seneca and Geismar facilities. During 2019, our capital expenditures were $42.5 million involving various projects, the majority of which were at the Houston, Seneca, and Geismar facilities. Our budgeted capital expenditures for the remainder of 2020 are approximately $29.0 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
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

Commodity Price Risk
Over the period from January 2018 through June 30, 2020, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.84 per gallon during this period. Over the period January 2018 to June 30, 2020, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.35 per pound, or $2.64 per gallon of biodiesel, in January 2020, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.29 per pound, or $2.20 per gallon. Over the period from January 2018 through June 30, 2020, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in August 2019 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2018 through June 30, 2020, RIN prices (based on prices from OPIS) have ranged from a high of $0.91 in February 2018 to a low of $0.31 in October 2018, with sales prices averaging $0.50 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first six months of 2020. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First six months of 2020 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	322.9	gallons	10%	$(92.3)	(70.0)%
Total Lower Cost Feedstocks	1,224.4	pounds	10%	$(34.3)	(26.0)%
Total Canola Oil	303.2	pounds	10%	$(9.4)	(7.1)%
Total Soy Oil	479.3	pounds	10%	$(14.4)	(10.9)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $7.3 million at June 30, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect on the fair value of these instruments of $1.6 million at June 30, 2020. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at June 30, 2020.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the six months ended June 30, 2020 was 2.42%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, June 30, 2020. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
Since January 1, 2020, the Company has implemented a new global financial consolidation and reporting system designed to more efficiently combine global results, integrate the Company's general ledger systems, add analytical capabilities, and upgrade our technology. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new system.
During the six months ended June 30, 2020, there were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
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
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of July 16, 2020, according to the EPA's website:

	2019	2018	2017	2016	2015
Petitions received	27	44	37	28	25
Petitions granted	—	31	35	19	7
Petitions denied or withdrawn	—	11	2	1	7
Petitions pending	27	2	—	8	11
Estimated volume of fuel exempted (million gallons)	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	7.4%	9.4%	4.3%	1.7%
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
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $191.3 million in the first six months of 2020. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first six months of 2020, LCFS credit prices ranged from $205 per credit on January 2, 2020 to $203 per credit on June 30, 2020. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of COVID-19 on the world economy, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels in those countries or reductions in the value of renewable and lower carbon fuel credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $208.1 million in the first six months of 2020. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce greenhouse gas emissions associated with transportation fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of biomass-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of COVID-19, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

COVID-19 may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending, distribution networks, and global supply chains, and created significant volatility and disruption of financial markets. While we did not incur significant, unmanageable operational or financial disruptions during the six months ended June 30, 2020 from COVID-19, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable.
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
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in the first six months of 2020 and 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire, closure, or for any other reason including as the result of a pandemic such as COVID-19, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.

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

Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices dramatically decreased in the first six months of 2020 as a result of the COVID-19 pandemic, ranging from a high of $2.06 per gallon to a historic low of $0.61 per gallon. Petroleum prices are volatile due to global factors, such as the impact of pandemics, wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS stayed at a low level in the first six months of 2020, ranging from $0.37 to $0.62 per RIN while in 2019, RIN prices ranged from $0.32 to $0.65 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.37 in 2018, $0.97 in 2019 and $1.04 in the first six months of 2020, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.74 in 2018, $0.59 in 2019 and $0.74 in the first six months of 2020, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year 2018, 2019 and the first six months of 2020, approximately 77%, 71% and 61%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 23%, 29% and 39%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management gains of $48.8 million from our derivative financial instrument trading activity for the six months ended June 30, 2020, compared to risk management losses of $28.3 million for the six months ended June 30, 2019. At June 30, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 62 million gallons and 56 million pounds and 1 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $7.3 million on the fair value of these instruments at June 30, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect of $1.6 million on the fair value of these instruments at June 30, 2020. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 13%, 11% and 12% of our total gallons sold in the first six months of 2020, in the full year 2019 and in the full year 2018, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018. Prices increased moderately throughout 2019 with the prices approaching two dollars at the end of the year. Prices decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased to $1.15 at the end of the first half of 2020.
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
At June 30, 2020, our total term debt before debt issuance costs was $72.0 million. This includes $50.6 million aggregate carrying value on our $64.6 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At June 30, 2020, our total term debt also includes borrowings at our Ralston facility of $14.6 million and at REG Capital LLC. of $6.8 million.
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of June 30, 2020, we had $140.1 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount of revolving commitments that we may borrow under the M&L and Services Revolver is $150.0 million. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $15 million. As of June 30, 2020, availability under the M&L and Services Revolver was approximately $140.1 million. However, it is possible that excess availability under the Revolving Credit could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of June 30, 2020, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.898, which was higher than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of June 30, 2020 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 5, 2020	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2020	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	August 5, 2020	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)