Form 10-Q
period 2020-09-30
Renewable Energy Group, Inc.
filed 2020-11-06
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-35397
RENEWABLE ENERGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-4785427
(State of other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

416 South Bell Avenue	Ames	Iowa	50010
(Address of principal executive offices)			(Zip code)
(515) 239-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	REGI	The Nasdaq Stock Market LLC
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

As of October 31, 2020, the registrant had 39,332,719 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings and the capacity expansion of our Geismar, Louisiana biorefinery;
•our financial performance, including expectations regarding revenues, cost of revenues and operating expenses;
•changes in governmental programs, policymaking and requirements or encouraged use of biofuels, including RFS2 in the United States, renewable fuel policies in Canada and Europe, and state level programs such as California's Low Carbon Fuel Standard;
•our security repurchase programs and our marketable securities;
•the availability, future price and volatility of feedstocks and other inputs;
•the expansion of our distribution network and transportation costs;
•the future price and volatility of petroleum;
•our liquidity and working capital requirements;
•our leasing practices;
•anticipated trends and challenges in our business and competition in the markets in which we operate;
•our ability to successfully implement our acquisition strategy and integration strategy;
•our ability to protect proprietary technology and trade secrets;
•our risk management activities;
•the industry’s capacity, production and imports;
•product performance, in cold weather or otherwise;
•seasonal fluctuations in our business;
•our current products as well as products we are developing;
•our ability to retain and recruit key personnel;
•our indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;
•critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired;
•operating risks and the impact of disruptions to our business including, but not limited to, closures at our plant located in Geismar, Louisiana and the COVID-19 pandemic; and
•assumptions underlying or relating to any of the foregoing.
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
4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,187	$50,436
Marketable securities	184,916	—
Accounts receivable (net of allowance for doubtful accounts of $1,613 and $1,001, respectively)	187,860	858,922
Inventories	145,998	161,429
Prepaid expenses and other assets	59,811	35,473
Restricted cash	3,000	3,000
Total current assets	678,772	1,109,260
Long-term marketable securities	101,584	—
Property, plant and equipment, net	592,317	584,577
Right of use assets	29,057	36,899
Goodwill	16,080	16,080
Intangible assets, net	11,018	12,018
Other assets	31,580	26,515
TOTAL ASSETS	$1,460,408	$1,785,349
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Lines of credit	$—	$76,990
Current maturities of long-term debt	49,906	77,131
Current maturities of operating lease obligations	14,457	15,690
Accounts payable	135,039	369,213
Accrued expenses and other liabilities	23,107	40,776
Deferred revenue	9,654	8,620
Total current liabilities	232,163	588,420
Deferred income taxes	6,977	6,975
Long-term debt (net of debt issuance costs of $1,767 and $2,783, respectively)	15,881	26,130
Long-term operating lease obligations	15,701	30,413
Other liabilities	5,448	1,505
Total liabilities	276,170	653,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 39,332,314 and 38,967,079 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	390,383	438,591
Retained earnings	905,324	800,792
Accumulated other comprehensive income	(897)	(1,994)
Treasury stock (10,589,584 and 10,403,798 shares outstanding, respectively)	(110,577)	(105,488)
Total equity	1,184,238	1,131,906
TOTAL LIABILITIES AND EQUITY	$1,460,408	$1,785,349
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES:
Biomass-based diesel sales	$492,769	$583,676	$1,350,496	$1,620,960
Biomass-based diesel government incentives	83,178	512	245,471	1,510
	575,947	584,188	1,595,967	1,622,470
Other revenue	105	184	718	754
	576,052	584,372	1,596,685	1,623,224
COSTS OF GOODS SOLD:
Biomass-based diesel	498,362	560,288	1,386,996	1,638,701
Other costs of goods sold	40	8	151	11
	498,402	560,296	1,387,147	1,638,712
GROSS PROFIT (LOSS)	77,650	24,076	209,538	(15,488)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,059	24,762	86,971	77,157
GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	—	—	(187)	—
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	19,256	11,145	19,256	11,613
INCOME (LOSS) FROM OPERATIONS	27,335	(11,831)	103,498	(104,258)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	—	136	—	(566)
Gain (loss) on debt extinguishment	18	—	1,809	(2)
Gain on lease termination	—	—	4,459	—
Other income	1,594	179	3,505	1,724
Interest expense	(1,070)	(2,866)	(4,732)	(10,822)
	542	(2,551)	5,041	(9,666)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,877	(14,382)	108,539	(113,924)
INCOME TAX BENEFIT (EXPENSE)	(1,046)	629	(4,007)	1,149
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	26,831	(13,753)	104,532	(112,775)
NET LOSS ON DISCONTINUED OPERATIONS	—	(2,193)	—	(8,672)
NET INCOME (LOSS)	$26,831	$(15,946)	$104,532	$(121,447)

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	492	—	2,071	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$26,339	$(13,753)	$102,461	$(112,775)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$—	$(2,193)	$—	$(8,672)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$0.67	$(0.35)	$2.62	$(2.96)
Discontinued operations	$—	$(0.06)	$—	$(0.23)
Net income (loss) per share	$0.67	$(0.41)	$2.62	$(3.19)
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$0.60	$(0.35)	$2.38	$(2.96)
Discontinued operations	$—	$(0.06)	$—	$(0.23)
Net income (loss) per share	$0.60	$(0.41)	$2.38	$(3.19)
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	39,306,263	38,959,606	39,154,788	38,060,782
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Diluted	43,624,340	38,959,606	43,107,989	38,060,782
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$26,831	$(15,946)	$104,532	$(121,447)
Unrealized gains (losses) on marketable securities, net of taxes of (99), $—, $9 and $—, respectively	(176)	—	131	—
Foreign currency translation adjustments	982	(1,017)	966	(984)
Other comprehensive income	806	(1,017)	1,097	(984)
Comprehensive income (loss)	$27,637	$(16,963)	$105,629	$(122,431)
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2019	37,318,942	$5	$451,427	$427,244	$(1,656)	$(111,767)	$765,253
Conversion of restricted stock units to common stock (net of 138,012 shares of treasury stock purchased)	283,339	—	—	—	—	(2,760)	(2,760)
Settlement of stock appreciation rights in common stock (net of 9,888 shares of treasury stock purchased)	16,937	—	(12)	—	—	(159)	(171)
Partial termination of capped call options	(1,087)	—	30	—	—	(30)	—
Convertible debt extinguishment impact	—	—	(152)	—	—	—	(152)
Stock compensation expense	—	—	1,353	—	—	—	1,353
Other comprehensive loss	—	—	—	—	(362)	—	(362)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net loss	—	—	—	(43,404)	—	—	(43,404)
BALANCE, March 31, 2019	37,618,131	$5	$452,646	$377,324	$(2,018)	$(114,716)	$713,241
Conversion of restricted stock units to common stock (net of 805 shares of treasury stock purchased)	58,759	—	—	—	—	(518)	(518)
Settlement of stock appreciation rights in common stock (net of 2,274 shares of treasury stock purchased)	4,631	—	(7)	—	—	(17)	(24)
Settlement of 2019 Convertible Senior Notes conversion premium	1,902,781	—	(18,779)	—	—	18,779	—
Termination of capped call options	(625,558)	—	8,952	—	—	(8,952)	—
Stock compensation expense	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	395	—	395
Net loss	—	—	—	(62,097)	—	—	(62,097)
BALANCE, June 30, 2019	38,958,744	$5	$444,636	$315,227	$(1,623)	$(105,424)	$652,821
Conversion of restricted stock units to common stock (net of 1,775 shares of treasury stock purchased)	3,557	—	—	—	—	(39)	(39)
Settlement of stock appreciation rights in common stock (net of 1,042 shares of treasury stock purchased)	1,975	—	(5)	—	—	—	(5)
Stock compensation expense	—	—	1,804	—	—	—	1,804
Other comprehensive income	—	—	—	—	(1,017)	—	(1,017)
Net loss	—	—	—	(15,946)	—	—	(15,946)
BALANCE, September 30, 2019	38,964,276	$5	$446,435	$299,281	$(2,640)	$(105,463)	$637,618

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$800,792	$(1,994)	$(105,488)	$1,131,906
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net income	—	—	—	76,853	—	—	76,853
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$877,645	$(2,545)	$(106,306)	$1,190,923
Conversion of restricted stock units to common stock (net of 86,701 shares of treasury stock purchased)	230,265	—	—	—	—	(2,063)	(2,063)
Settlement of stock appreciation rights in common stock (net of 21,794 shares of treasury stock purchased)	39,962	—	(276)	—	—	(776)	(1,052)
Convertible debt extinguishment impact (net of tax impact of $1,055)	—	—	(20,860)	—	—	—	(20,860)
Stock compensation expense	—	—	1,855	—	—	—	1,855
Other comprehensive income	—	—	—	—	842	—	842
Net income	—	—	—	848	—	—	848
BALANCE, June 30, 2020	39,292,154	$5	$402,843	$878,493	$(1,703)	$(109,145)	$1,170,493
Conversion of restricted stock units to common stock (net of 30,624 shares of treasury stock purchased)	23,800	—	—	—	—	(1,185)	(1,185)
Settlement of stock appreciation rights in common stock (net of 7,095 shares of treasury stock purchased)	16,360	—	(279)	—	—	(247)	(526)
Convertible debt extinguishment impact (net of tax impact of $318)	—	—	(13,992)	—	—	—	(13,992)
Stock compensation expense	—	—	1,811	—	—	—	1,811
Other comprehensive income	—	—	—	—	806	—	806
Net income	—	—	—	26,831	—	—	26,831
BALANCE, September 30, 2020	39,332,314	$5	$390,383	$905,324	$(897)	$(110,577)	$1,184,238

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$104,532	$(121,447)
Net income (loss) from discontinuing operations	—	(8,672)
Net income (loss) from continuing operations	104,532	(112,775)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	27,425	27,349
Amortization expense of assets and liabilities, net	12,026	16,170
Accretion of convertible note discount	652	2,561
Amortization of marketable securities	366	(146)
Change in fair value of contingent consideration	—	566
Gain on sale of property, plant and equipment	(187)	—
(Gain) loss on debt extinguishment	(1,809)	2
Provision for doubtful accounts	716	17
Impairment of property, plant and equipment	19,256	11,613
Stock compensation expense	5,033	4,981
Deferred tax expense (benefit)	2,092	(1,159)
Gain on lease termination	(4,459)	—
Other operating activities	3	212
Changes in assets and liabilities:
Accounts receivable, net	670,395	(7,227)
Inventories	15,445	5,437
Prepaid expenses and other assets	(36,827)	2,947
Accounts payable	(236,213)	(6,694)
Accrued expenses and other liabilities	(13,607)	1,952
Operating lease obligations	(11,489)	(13,778)
Deferred revenue	1,034	655
Net cash flows provided by (used in) operating activities - continuing operations	554,384	(67,317)
Net cash flows used in operating activities - discontinuing operations	—	(9,832)
Cash provided by (used in) operating activities	554,384	(77,149)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(305,726)	(3,478)
Cash received from maturities of marketable securities	19,000	54,584
Cash paid for purchase of property, plant and equipment	(46,945)	(31,088)
Cash paid for investments	—	(2,713)
Other investing activities	187	—
Net cash flows (used in) provided by investing activities - continuing operations	(333,484)	17,305
Net cash flows provided by investing activities - discontinuing operations	—	3,100
Cash (used in) provided by investing activities	(333,484)	20,405
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on revolving line of credit	(76,990)	77,758
Borrowings on other lines of credit	—	66,186
Repayments on other lines of credit	—	(60,918)
Cash paid on notes payable	(91,590)	(73,067)
Cash paid for debt issuance costs	—	(70)
Cash paid for contingent consideration settlement	—	(9,003)
Cash paid for conversion of restricted stock units and stock appreciation rights	(5,649)	(3,517)
Net cash flows used in financing activities - continuing operations	(174,229)	(2,631)
Net cash flows used in financing activities - discontinuing operations	—	—
Cash used in financing activities	(174,229)	(2,631)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,671	(59,375)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	53,436	126,575
Effect of exchange rate changes on cash	80	(107)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$100,187	$67,093
(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2020	September 30, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$15	$1,515
Cash paid for interest	$4,651	$6,007
Leased assets obtained in exchange for new operating lease liabilities	$3,807	$11,347

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$5,497	$7,824
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$—	$(18,779)
Receipt in treasury stock for settlement of capped call options	$—	$8,952
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2020 and 2019
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
The Company owns and operates a network of twelve biorefineries, with ten locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of lower-cost feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
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
As of September 30, 2020 and 2019, current restricted cash was $3,000, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$97,187	$64,093
Restricted cash	3,000	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$100,187	$67,093

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

	September 30, 2020	December 31, 2019
Trade accounts receivable from customers (net of allowance for doubtful accounts of $1,613 and $1,001, respectively)	$135,374	$185,156
BTC receivables from the government	52,482	672,627
Other trade receivables	4	1,139
Total	$187,860	$858,922
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of September 30, 2020. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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

In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At September 30, 2020 and December 31, 2019, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.
Goodwill
Goodwill is tested for impairment annually as of July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting segments. At September 30, 2020 and 2019, the Company had approximately $16,080 of goodwill in the Services segment. As a result of the annual impairment test performed as of July 31, 2020, the Company determined that there were no indications of impairment related to the Services segment's goodwill. No impairment of goodwill was recorded during the three and nine months ended September 30, 2020 or 2019.
Impairment of Long-lived Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that its carrying amount may not be recoverable. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the Renewable Fuel Standards ("RFS2"), the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process.
During the third quarter of 2020, the Company recorded impairment charges of $18,984 related to certain equipment where it was no longer probable that the assets will be utilized in future renewable diesel production expansions. In addition, the Company recorded impairment charges of $272 against certain biodiesel property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during the quarter. During the third quarter of 2019, the Company recorded impairment charges of $11,145 related to its New Boston facility's property, plant and equipment assets resulting from the closing of the plant and the unlikelihood that the plant will be reopened in the near future due to the deteriorating economic conditions uniquely facing the plant.
The impairment charges reflected the difference between the carrying amounts and the estimated fair values. The fair values were determined based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence. This method of assigning fair value to each asset type and aggregating those values represents a Level 3 asset measurement in determining the fair value on a nonrecurring basis subsequent to its original recognition.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes. During the three and nine months ended September 30, 2020, the Company used $18,086 to repurchase $5,000 principal amount and $75,890 to repurchase $30,008 principal amount of the 2036 Convertible Senior Notes, respectively, reflecting conversion premium, after tax impact, of $13,992 and $52,681, respectively, as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $18 and $1,809, respectively, in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Company made no repurchases of the 2036 Convertible Senior Notes.
Security Repurchase Programs
In June 2018, January 2019, and February 2020, the Company's Board of Directors approved repurchase programs, of up to $75,000, $75,000 and $100,000, respectively, of the Company's convertible notes and/or shares of common stock (the "2018 Program", "2019 Program", and "2020 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, convertible note price, legal requirements and other factors.

The Company made no repurchases of shares of common stock or convertible notes during the three and nine months ended September 30, 2019. The table below sets out the information regarding the activities under the 2019 and 2020 Programs during the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Principal amount in 000's	January 2019 Program	February 2020 Program	Principal amount in 000's	January 2019 Program	February 2020 Program
2036 Convertible Senior Notes Repurchases	$5,000	$10,000	$8,086	$30,008	$67,804	$8,086
The 2018 Program was fully utilized prior to December 31, 2019. The 2019 was fully utilized as of September 30, 2020. The remaining amount of the 2020 Program was $91,914 as of September 30, 2020.
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
•sales of biodiesel and renewable diesel produced at our facilities, including RINs and LCFS credits;
•resale of petroleum acquired from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;
•sales of separated RINs and LCFS credits;
•sales of raw materials, glycerin and other co-products of the biomass-based diesel production process;
•other revenue, including biomass-based diesel facility management and operational services; and
•incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended September 30, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $(19)	$387,239	$—	$—	$(3,490)	$383,749
Petroleum diesel sales	—	—	19,801	—	19,801
LCFS credit sales	32,636	—	—	—	32,636
Separated RIN sales	27,492	—	—	—	27,492
Co-product sales	11,732	—	—	—	11,732
Raw material sales	6,476	—	—	—	6,476
Other biomass-based diesel revenue	10,883	—	—	—	10,883
Other revenues	—	21,483	—	(21,378)	105
Total revenues from contracts with customers	$476,458	$21,483	$19,801	$(24,868)	$492,874
Biomass-based diesel government incentives	83,178	—	—	—	83,178
Total revenues	$559,636	$21,483	$19,801	$(24,868)	$576,052

Three months ended September 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $—	$448,471	$—	$—	$(11,361)	$437,110
Petroleum diesel sales	—	—	54,201	—	54,201
LCFS credit sales	34,267	—	—	—	34,267
Separated RIN sales	26,762	—	—	—	26,762
Co-product sales	10,982	—	—	—	10,982
Raw material sales	7,246	—	—	—	7,246
Other biomass-based diesel revenue	13,108	—	—	—	13,108
Other revenues	—	28,042	—	(27,858)	184
Total revenues from contracts with customers	$540,836	$28,042	$54,201	$(39,219)	$583,860
Biomass-based diesel government incentives	512	—	—	—	512
Total revenues	$541,348	$28,042	$54,201	$(39,219)	$584,372

	Reportable Segments
Nine months ended September 30, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $1,085	$1,009,723	$—	$—	$(6,593)	$1,003,130
Petroleum diesel sales	—	—	86,633	—	86,633
Other biomass-based diesel revenue	31,544	—	—	—	31,544
Separated RIN sales	70,004	—	—	—	70,004
LCFS credit sales	97,379	—	—	—	97,379
Co-product sales	36,684	—	—	—	36,684
Raw material sales	25,122	—	—	—	25,122
Other revenues	—	67,502	—	(66,784)	718
Total revenues from contracts with customers	$1,270,456	$67,502	$86,633	$(73,377)	$1,351,214
Biomass-based diesel government incentives	245,471	—	—	—	245,471
Total revenues	$1,515,927	$67,502	$86,633	$(73,377)	$1,596,685

Nine months ended September 30, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $—	$1,195,171	$—	$—	$(14,136)	$1,181,035
Petroleum diesel sales	—	—	216,288	—	216,288
Other biomass-based diesel revenue	31,291	—	—	—	31,291
Separated RIN sales	68,821	—	—	—	68,821
LCFS credit sales	77,603	—	—	—	77,603
Co-product sales	30,071	—	—	—	30,071
Raw material sales	15,851	—	—	—	15,851
Other revenues	—	71,764	—	(71,010)	754
Total revenues from contracts with customers	$1,418,808	$71,764	$216,288	$(85,146)	$1,621,714
Biomass-based diesel government incentives	1,510	—	—	—	1,510
Total revenues	$1,420,318	$71,764	$216,288	$(85,146)	$1,623,224

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Trade accounts receivable from customers	$135,374	$185,156
Short-term contract liabilities (deferred revenue)	$(7)	$(631)
Short-term contract liabilities (accounts payable)	$(43,512)	$(255,193)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and nine months ended September 30, 2020 and 2019 are as follows:

	July 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2020
Deferred revenue	$2	$4,371	$4,366	$—	$7
Payables to customers related to BTC	75,330	(31,818)	—	—	43,512
	$75,332	$(27,447)	$4,366	$—	$43,519

	July 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2019
Deferred revenue	$4,536	$6,984	$10,566	$—	$954

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2020
Deferred revenue	$631	$18,107	$18,731	$—	$7
Payables to customers related to BTC	255,193	(214,637)	—	2,956	43,512
	$255,824	$(196,530)	$18,731	$2,956	$43,519

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2019
Deferred revenue	$300	$47,331	$46,677	$—	$954

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
New Accounting Standards
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board's guidance on the impairment of financial instruments. The ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on its condensed consolidated financial statements.
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
On August 5, 2020, the FASB issued ASU 2020-06, which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements.

NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The Company had no investments in marketable securities as of December 31, 2019. The following table summarizes the Company's investments in marketable securities:

	September 30, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$89,324	$127	$—	$89,451
Corporate bonds	Within one year	75,325	153	—	75,478
U.S. Treasury bills	Within one year	19,985	2	—	19,987
Total		$184,634	$282	$—	$184,916
Long-term marketable securities
Corporate bonds	Within one - five years	$66,725	$—	$(135)	$66,590
U.S. Treasury bills	Within one - five years	35,001	—	(7)	34,994
Total		$101,726	$—	$(142)	$101,584
NOTE 4 — INVENTORIES
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$60,284	$57,818
Work in process	4,273	3,605
Finished goods	81,441	100,006
Total	$145,998	$161,429
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2020 and December 31, 2019.
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2020	December 31, 2019
Commodity derivatives and related collateral, net	$7,401	$6,140
Prepaid expenses	23,762	16,082
Deposits	3,462	3,519
RIN inventory	3,058	2,137
Taxes receivable	19,380	5,115
Other	2,748	2,480
Total	$59,811	$35,473

RIN inventory is valued at lower or cost or net realizable value. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2020 and December 31, 2019.
Other noncurrent assets consist of the following:

	September 30, 2020	December 31, 2019
Investments	$12,879	$19,205
Spare parts inventory	2,610	2,610
Catalysts	7,408	1,274
Deposits	552	552
Other	8,131	2,874
Total	$31,580	$26,515
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,572)	$2,658
Renewable diesel technology	8,300	(3,504)	4,796
Acquired customer relationships	4,747	(1,903)	2,844
Other intangibles	904	(184)	720
Total intangible assets	$20,181	$(9,163)	$11,018

	December 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,368)	$2,862
Renewable diesel technology	8,300	(3,089)	5,211
Acquired customer relationships	4,747	(1,535)	3,212
Other intangible assets	904	(171)	733
Total intangible assets	$20,181	$(8,163)	$12,018
The Company recorded intangible amortization expense of $328 and $999 for the three and nine months ended September 30, 2020, and $397 and $1,241 for the three and nine months ended September 30, 2019, respectively.
The estimated intangible asset amortization expense for the remainder of 2020 through 2026 and thereafter is as follows:

October 1, 2020 through December 31, 2020	$427
2021	1,567
2022	1,575
2023	1,599
2024	1,623
2025	1,633
2026 and thereafter	2,594
Total	$11,018

NOTE 7 — DEBT
The following table shows the Company’s term debt:

	September 30, 2020	December 31, 2019
4.00% Convertible Senior Notes, $59,619 face amount, due in June 2036	$46,877	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	13,926	15,980
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 4.0%, due in January 2028	6,732	6,929
Other	19	33
Total term debt before debt issuance costs	67,554	106,044
Less: Current portion of long-term debt	49,906	77,131
Less: Debt issuance costs (net of accumulated amortization of $955 and $1,139, respectively)	1,767	2,783
Total long-term debt	$15,881	$26,130

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the 2036 Convertible Senior Notes become convertible and should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of September 30, 2020 and December 31, 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

Lines of Credit

The following table shows the Company's lines of credit:

	September 30, 2020	December 31, 2019
Amount outstanding under lines of credit	$—	$76,990
Maximum available to be borrowed under lines of credit	$117,820	$101,485
The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). At September 30, 2020, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if excess availability under the M&L and Services Revolver is less than 10% of the $150,000 maximum commitment, or $15,000. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC, and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to a $40,000 limitation with respect to each of the Plant Loan Parties and the obligations under the M&L and Services Revolver are guaranteed by the Company.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 43 million gallons, 51 million pounds and 2 million million British thermal units, respectively.
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

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$4,303	$2,580	$1,633	$4,749
Cash collateral paid (received)	5,678	—	9,256	—
Total gross amount recognized	9,981	2,580	10,889	4,749
Gross amounts offset	(2,580)	(2,580)	(4,749)	(4,749)
Net amount reported in the condensed consolidated balance sheets	$7,401	$—	$6,140	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$7,486	$3,187	$56,253	$(25,123)
NOTE 9 — FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:
•Level 1 — Quoted prices for identical instruments in active markets.
•Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
•Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$89,451	$—	$89,451	$—
Corporate bonds	$142,068	—	142,068	—
U.S. Treasury bills	$54,981	54,981	—	—
Commodity contract derivatives	$1,723	593	1,130	—
	$288,223	$55,574	$232,649	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(3,116)	$(84)	$(3,032)	$—

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration for Acquisitions
	2020	2019
Balance at beginning of period, January 1	$—	$9,861
Change in estimates included in earnings	—	304
Settlements	—	(3,316)
Balance at end of period, March 31	$—	$6,849
Change in estimates included in earnings	—	398
Settlements	—	(2,812)
Balance at end of period, June 30	$—	$4,435
Fair value of contingent consideration at measurement date	—	—
Change in estimates included in earnings	—	(136)
Settlements	—	(2,875)
Balance at end of period, September 30	$—	$1,424
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2020		As of December 31, 2019
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(67,554)	$(314,952)	$(183,034)	$(338,482)
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
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include Treasury bills, commercial paper and corporate notes/bonds is obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices, e.g., interest rates and yield curves.
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
Under the two-class method, net income is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to Common Stock and the participating securities. The Company calculates the effects of participating securities on diluted earnings per share ("EPS") using both the “if-converted or treasury stock” and

"two-class" methods and discloses the method which results in a more dilutive effect. The effects of stock appreciation rights and convertible notes on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
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
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share available to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Stock appreciation rights	—	952,170	—	985,745
2036 Convertible Senior Notes	—	8,937,353	—	8,937,353
Total	—	9,889,523	—	9,923,098

The following table presents the calculation of diluted net income (loss) per share available to common stockholders:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net income (loss) from continuing operations available to the Company’s common stockholders - Basic	$26,339	$(13,753)	$102,461	$(112,775)
Plus (less): effect of participating securities	492	—	2,071	—
Net income (loss) available to common stockholders	26,831	(13,753)	104,532	(112,775)
Less: effect of participating securities	(492)	—	(2,071)	—
Net income (loss) from continuing operations available to the Company's common stockholders - Diluted	$26,339	$(13,753)	$102,461	$(112,775)

Net income (loss) from discontinued operations available to the Company’s common stockholders - Basic	$—	$(2,193)	$—	$(8,672)
Plus (less): effect of participating securities	—	—	—	—
Net income (loss) available to common stockholders	—	(2,193)	—	(8,672)
Less: effect of participating securities	—	—	—	—
Net income (loss) from discontinued operations available to the Company's common stockholders - Diluted	$—	$(2,193)	$—	$(8,672)

Net income (loss) available to the Company's common stockholders - Basic	$26,339	$(15,946)	$102,461	$(121,447)
Plus (less): effect of participating securities	492	—	2,071	—
Net income (loss) available to common stockholders	26,831	(15,946)	104,532	(121,447)
Less: effect of participating securities	(492)	—	(2,071)	—
Net income (loss) available to the Company's common stockholders - Diluted	$26,339	$(15,946)	$102,461	$(121,447)

Shares:
Weighted-average shares used to compute basic net income (loss) per share	39,306,263	38,959,606	39,154,788	38,060,782
Adjustment to reflect conversion of convertible notes	3,835,950	—	3,451,385	—
Adjustment to reflect stock appreciation right conversions	482,127	—	501,816	—
Weighted-average shares used to compute diluted net income (loss) per share	43,624,340	38,959,606	43,107,989	38,060,782

Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$0.60	$(0.35)	$2.38	$(2.96)
Discontinued operations	$—	$(0.06)	$—	$(0.23)
Diluted net income (loss)	$0.60	$(0.41)	$2.38	$(3.19)

NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at September 30, 2020 and for the year ended December 31, 2019 are composed of Biomass-based Diesel, Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
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
The following table represents the significant items by reportable segment:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net sales from continuing operations:
Biomass-based Diesel	$559,636	$541,348	$1,515,927	$1,420,318
Services	21,483	28,042	67,502	71,764
Corporate and Other	19,801	54,201	86,633	216,288
Intersegment revenues	(24,868)	(39,219)	(73,377)	(85,146)
	$576,052	$584,372	$1,596,685	$1,623,224
Income (loss) from continuing operations before income taxes:
Biomass-based Diesel	$31,335	$(17,076)	$113,465	$(110,891)
Services	(1,537)	2,336	(2,545)	2,719
Corporate and Other	(1,921)	358	(2,381)	(5,752)
	$27,877	$(14,382)	$108,539	$(113,924)
Depreciation and amortization expense, net:
Biomass-based Diesel	$10,572	$13,910	$34,002	$40,357
Services	847	611	2,430	1,827
Corporate and Other	1,027	441	3,019	1,335
	$12,446	$14,962	$39,451	$43,519
Cash paid for purchases of property, plant and equipment:
Biomass-based Diesel	$14,139	$12,260	$37,072	$29,373
Services	1,714	796	3,880	1,593
Corporate and Other	45	—	5,993	122
	$15,898	$13,056	$46,945	$31,088

	September 30, 2020	December 31, 2019
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based Diesel	$1,083,193	$1,711,870
Services	67,970	69,144
Corporate and Other	761,006	425,602
Intersegment eliminations	(451,761)	(421,267)
	$1,460,408	$1,785,349

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net revenues:
United States	$479,215	$508,092	$1,332,027	$1,464,590
International	96,837	76,280	264,658	158,634
	$576,052	$584,372	$1,596,685	$1,623,224

	September 30, 2020	December 31, 2019
Long-lived assets:
United States	$564,326	$562,165
International	27,991	22,412
	$592,317	$584,577
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
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. The sale of equity or debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. There can be no guarantee that we will be able to increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.
We believe that the execution of these strategies will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
We own and operate a network of 12 biorefineries. Ten biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel and one produces renewable diesel (“RD”). Our twelve biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). In August 2019, we closed our New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
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
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer a variety of fuel products to a broader customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern U.S., as well as BioHeat® blended heating fuel at one of these terminal locations. In 2018, we expanded our sales of other biofuel blends to Midwest and West Coast terminal locations and look to potentially expand our sales of biofuel blends in other areas across North America and internationally.
In May 2019, we sold the core assets of REG Life Sciences that comprised our Renewable Chemicals segment. As a result of our decision to pursue a sale of this business in the fourth quarter of 2018, the former Renewable Chemicals segment and the operations of the Renewable Chemicals segment had been classified as discontinued operations for 2019.

The table below reflects our gallons sold during the three and nine months ended September 30, 2020 and 2019 (totals may not foot due to rounding):

		Gallons sold (millions)
		Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
REG-produced biomass-based diesel:
	Biodiesel - U.S.	108.6	103.7	293.4	289.9
	Biodiesel - International	13.6	12.3	37.6	35.2
	Renewable diesel	18.4	20.8	56.0	54.9
		140.6	136.8	387.0	380.0
Third party biomass-based diesel:
	Biodiesel	7.1	12.2	15.4	30.2
	Renewable diesel	12.3	10.4	30.2	27.5
		19.4	22.6	45.6	57.7

Petroleum-based diesel		16.2	28.2	66.5	109.7
Total		176.2	187.5	499.1	547.4
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
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:
•the operations of the following biomass-based diesel production refineries:
◦a 30 mmgy nameplate capacity biodiesel production facility located in Ralston, Iowa;
•a 35 mmgy nameplate capacity biodiesel production facility located near Houston, Texas;
•a 45 mmgy nameplate capacity biodiesel production facility located in Danville, Illinois;
•a 30 mmgy nameplate capacity biodiesel production facility located in Newton, Iowa;
•a 60 mmgy nameplate capacity biodiesel production facility located in Seneca, Illinois;
•a 30 mmgy nameplate capacity biodiesel production facility located near Albert Lea, Minnesota;
•a 30 mmgy nameplate capacity biodiesel production facility located in Mason City, Iowa;
•a 75 mmgy nameplate capacity renewable diesel production facility located in Geismar, Louisiana;
•a 27 mmgy nameplate capacity biodiesel production facility located in Emden, Germany;
•a 23 mmgy nameplate capacity biodiesel production facility located in Oeding, Germany;
•a 100 mmgy nameplate capacity biodiesel production facility located in Grays Harbor, Washington; and
•a 20 mmgy nameplate capacity biodiesel production facility located in DeForest, Wisconsin.
•purchases and resales of biomass-based diesel, petroleum-based diesel, Renewable Identification Numbers ("RINs") and Low Carbon Fuel Standard ("LCFS") credits, and raw material feedstocks acquired from third parties; and
•incentives received from federal and state programs for renewable fuels.

The nameplate capacity listed above, which is based on original plant design, is distinguished from a facility's effective capacity, which represents the maximum average throughput that satisfies certain defined technical constraints.

We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. For the nine months ended September 30, 2020 and 2019, our revenues from the sale of co-products were less than 5% of our total Biomass-based Diesel segment revenues. For the three and nine months ended September 30, 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 3% and 5% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of biomass-based diesel we produce. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. RINs have trended up in value during the first nine months of 2020, although still at a low level, mainly influenced by HOBO spread at multi-year lows and the overall demand destruction of refined fuels, which effectively reduces the overall RVO.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at September 30, 2020 and December 31, 2019 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Biomass-based diesel RINs	35,416,905	7,196,022	$0.75	$0.40
Advanced biofuels RINs	3,279,499	2,008,689	$0.74	$0.40
We generate Low Carbon Fuel Standard credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first nine months of 2020, the value of LCFS credits decreased from $205 per credit on January 2, 2020 to $199 per credit on September 30, 2020.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at September 30, 2020 and December 31, 2019 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
California LCFS	33,456	2,366	$198.50	$205.50
Oregon LCFS	20,383	4,073	$127.50	$152.50
Services Segment
Our Services segment, which primarily provides services to our Biomass-based Diesel segment, includes:
•biomass-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to biomass-based diesel production facilities; and
•construction management services, whereby we act as the construction management and general contractor for the construction of biomass-based diesel production facilities.

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
To date, biodiesel and renewable diesel have been confirmed as essential businesses and have continued to operate during the period of “stay-at-home” orders. While more states, counties and schools have been re-opening, we have been able to continue to operate our facilities in the first nine months of 2020. We do not expect there to be any changes in our designation as an essential business and as a result do not anticipate having to curtail or cease our operations in the foreseeable future.
The impact of a reduction in the demand for fuels has been and is expected to continue to be significant. However, because diesel is predominately used for shipping and transportation of goods and agriculture, as opposed to commercial and personal travel, the reduction in demand and prices for diesel in general and biomass-based diesel in particular to date has not been as significant as that for other fuels. For example, in the first nine months of 2020, the reduction in demand and prices for biomass-based diesel was not as significant as the reduction in demand and prices for jet fuel and gasoline as a result of the COVID-19 pandemic.
Based on information available as of the date of this report, we expect the COVID-19 situation to have the following impacts on our revenues and margins:
•Even though more states and counties continue to re-open, the significant decline in demand for fuels is expected to continue, which we expect will result in decreased demand for our products and a decline in prices for our products;
•The supply-side shock from oil production increases coupled with the demand-side impact of the COVID-19 pandemic has driven oil prices to historic lows and raised uncertainty for the direction of energy prices in the near-future. Increases to energy prices will depend in part on OPEC and non-OPEC members agreeing to and following new production quotas;
•We expect a significant reduction in the supply of lower cost feedstocks and corresponding higher prices, particularly corn oil and used cooking oil, due to significant market disruptions related to COVID-19; and
•We anticipate the price of RINs and the value of LCFS credits to experience pressure and volatility as the demand for fuel continues to decrease during the imposition of containment measures.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not currently plan or anticipate any changes to our workforce due to COVID-19.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, "Risk Factors."
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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2018 and 2019 BTC resulted in a $499 million net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to our corresponding quarterly adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") when the business giving rise to the retroactive credit was conducted. For the three and nine months ended September 30, 2019 and the year ended December 31, 2019, the reinstatement of the 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $77 million, $212 million, and $261 million, respectively. As discussed below under "Non-GAAP Financial Measures," Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP").
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
Regulatory and legislative factors also influence the price of biomass-based diesel. Biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on biomass-based diesel pricing. The following table shows for 2018, 2019 and the first nine months of 2020 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.

At the beginning of 2020, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.60 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $1.12 per gallon at the end of September 2020. It reached a high of $1.22 per gallon of biodiesel in September 2020 and a low of $0.56 per gallon in January 2020. RIN value however still stayed at a low level until mid third quarter when RINs started to trend upward at a higher pace. We believe that the trending up of RIN values toward the end of the third quarter of 2020 was influenced by the 10th circuit ruling on restricting Small Refiner Exemptions ("SRE") waiver grants by the EPA, as well as the denial of 54 retroactive waivers for SREs that were filed in 2020 for periods 2011 through 2018. During 2020, RINs were negatively impacted by the overall decrease in demand for refined fuels and hence RVO due to COVID-19. During 2019, RINs were heavily influenced by record levels of SREs from RIN compliance requirements for 2016, 2017, and 2018. We enter into forward contracts to sell RINs and we use risk management position limits that are intended to manage RIN exposure.
During 2019 and the first nine months of 2020, feedstock expense accounted for 79% and 81%, respectively, of our production cost, while methanol and chemical catalysts expense accounted for 4% and 3%, respectively, in 2019 and 3% each in 2020 of our costs of goods sold.
Feedstocks for biomass-based diesel production, such as distillers corn oil, used cooking oil, animal fat, canola oil and soybean oil, are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S. and South America.
During 2019 and the first nine months of 2020, 71% and 63%, respectively, of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oil.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified lower-cost feedstock for the period January 2018 to September 2020. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective lower-cost feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).
(2)Distillers corn oil ("DCO") prices are reported as the monthly average of the daily distillers corn oil market values delivered to Illinois as reported by The Jacobsen (based on 8.2 pounds per gallon).
(3)Choice white grease ("CWG") prices are based on the monthly average of the daily low prices of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
(4)Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).
Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2018 to September 2020.

(1)Biodiesel prices are based on the monthly average of the midpoint of the high and low prices of B100 (Chicago SME) as reported by OPIS.
(2)Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CBOT (based on 7.5 pounds per gallon).
(3)Choice white grease prices are based on the monthly average of the daily low price of Missouri River choice white grease as reported by The Jacobsen (based on 8.0 pounds per gallon).
(4)Distillers corn oil prices are based on based on the monthly average of the daily low price of Illinois distillers corn oil as reported by The Jacobsen (based on 8.2 pounds per gallon).
(5)Spread between biodiesel price and choice white grease price.
(6)Spread between biodiesel price and soybean oil (crude) price.
(7)Spread between biodiesel price and distillers corn oil price.

The average NY Harbor ULSD price for the first nine months of 2020 was $1.24 per gallon, down $0.70 from the fourth quarter of 2019 average of $1.94 per gallon. NY Harbor ULSD prices decreased significantly during the first four months of 2020, from a high of $2.06 per gallon in January 2020 to a historic low of $0.61 per gallon in April 2020. The significant price decrease resulted from reduced energy demand as governments around the world issued lock down orders for residents in order to slow the spread of COVID-19 as well as elevated inventory levels as prior supply cuts by OPEC expired on March 31, 2020. ULSD prices rebounded in the latter half of the nine-month period as state lockdown measures were eased and return to work activities increased fuel demand combined with the implementation by OPEC nations of historic crude supply cuts in June limiting oversupply. However, ULSD prices remain lower in the three months ended September 30, 2020 as economic recovery from COVID-19 has been slow in most countries, and the outlook for demand remains tenuous as there are fears of a second wave of shutdowns during the fourth quarter of 2020.
The U.S. biodiesel price decreased during the first nine months of 2020 although not as significantly as ULSD prices. The average U.S. biodiesel price, as indicated by the Chicago SME B100 price, reported by OPIS was $2.94 per gallon, for the first nine months of 2020. During the first nine months of 2020, the Chicago SME B100 prices, reported by OPIS, reached a high of $3.31 in September 2020 and a low of $2.59 in April 2020. Demand for offshore storage of diesel stocks has increased in anticipation of reduced fuel demand from shutdowns.
The average soybean oil price for the first nine months of 2020 was $0.29 per pound. Soybean oil prices ranged from a high of $0.35 per pound in January 2020 to a low of $0.25 per pound in April 2020. Despite a significant decrease in the first quarter of 2020, soybean oil prices have rebounded in the latter half of the nine-month period due to low global stocks of vegetable oils and record weekly soybean purchases in China. Global stocks of vegetable oils has trended downward as palm oil production is down 5-8% in part on low palm productivity and in part on labor shortage because of COVID-19, providing support to soybean oil price in late July and early August. Soybean oil prices moved upward rapidly during late August and September as China soybean purchases increased and reached record weekly amounts.

Risk Management
The profitability of producing biomass-based diesel largely depends on the spread between prices for feedstocks and biomass-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that are intended to mitigate the impact on our margins from price volatility in feedstocks and biomass-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and biomass-based diesel and risk management futures contracts, swaps and options primarily on the New York Mercantile Exchange NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and analysis.
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce biomass-based diesel in 2019 and the first nine months of 2020. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these lower-cost feedstocks. The purchase prices for lower-cost feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as lower-cost feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management gains of $7.5 million and $56.3 million from our derivative financial instrument activity for the three and nine months ended September 30, 2020, respectively, compared to a gain of $3.2 million and a loss of $25.1 million for the three and nine months ended September 30, 2019, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical, and a drop-in replacement, to petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel, which we call REG Ultra Clean®, is designed to capture the best properties of the two fuels.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and its generation of more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2019 and in the nine months ended September 30, 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a certain period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
Seasonality
Our operating results are influenced by seasonal fluctuations in the demand for biomass-based diesel. Our biodiesel sales tend to decrease during the winter season due to reduced blending concentrations to adjust for performance during colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel, renewable diesel, or lower cloud point biodiesel made from soybean oil, canola oil or distillers corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel can result in excess supply of such higher cloud point biodiesel and lower prices for such biodiesel. In addition, most of our biodiesel production facilities are located in colder Midwestern states in proximity to feedstock origination, and our costs of shipping can increase as more biodiesel is transported to warmer climate geographies during winter. To mitigate some of these seasonal fluctuations, we upgraded our Newton and Danville biorefineries in 2018 to produce distilled biodiesel, which has improved cold-weather performance, from low-cost feedstocks.
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if the market is undersupplied. The table below provides a comparison between actual RIN generation and RVO level for Advanced Biofuel as set by the EPA, together with the impact of the SREs.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
YTD Q3-2020	3.85 billion RINs	5.04 billion RINs*	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons for 2018. The amount of biomass-based diesel produced and/or imported into the U.S. in 2019 was 2.65 billion gallons. In the first nine months of 2020, according to EMTS data, 2.12 billion gallons of biomass-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.98 billion gallons over the same period in 2019.
The amount of imported biodiesel gallons qualifying under RFS2 increased from 333.4 million gallons in 2018 to approximately 423.7 million gallons in 2019, according to the Energy Information Administration ("EIA"). Imported gallons made up less of the RVO in 2018 and 2019 compared to previous years due to the anti-dumping and countervailing duty trade case mentioned previously, which eliminated the imports of biodiesel from Argentina and Indonesia in 2018.
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
Results of Operations
Three and nine months ended September 30, 2020 and 2019
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Gallons sold	176.2	187.5	499.1	547.4

Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.40 and $2.32 for the three and nine months ended September 30, 2020)	$2.92	$2.76	$2.88	$2.71

Revenues from continuing operations	$576,052	$584,372	$1,596,685	$1,623,224
Cost of goods sold from continuing operations	498,402	560,296	1,387,147	1,638,712
Gross profit (loss) from continuing operations	77,650	24,076	209,538	(15,488)
Selling, general and administrative expenses	31,059	24,762	86,971	77,157
Gain on disposal of property, plant and equipment	—	—	(187)	—
Impairment of property, plant and equipment	19,256	11,145	19,256	11,613
Income (loss) from operations	27,335	(11,831)	103,498	(104,258)
Other income (expenses), net	542	(2,551)	5,041	(9,666)
Income tax benefit (expense)	(1,046)	629	(4,007)	1,149
Net income (loss) from continuing operations	26,831	(13,753)	104,532	(112,775)
Net loss from discontinued operations	—	(2,193)	—	(8,672)
Net income (loss)	$26,831	$(15,946)	$104,532	$(121,447)

Effect of participating share-based awards on continuing operations	492	—	2,071	—
Net income (loss) from continuing operations available to the Company's common stockholders	$26,339	$(13,753)	$102,461	$(112,775)
Net loss from discontinued operations available to the Company's common stockholders	$—	$(2,193)	$—	$(8,672)

Continuing Operations:
Revenues. In the three and nine months ended September 30, 2020, our revenues decreased by $8.2 million and $26.5 million, or 1% and 2%, respectively, compared to the same periods in 2019. In the third quarter of 2020, travel restrictions due to COVID-19 continued to ease and more travel was seen across the U.S. but still below pre-COVID levels. Economic activity also started to slowly recover during the third quarter. As a result, our average selling price (excluding BTC) decreased $0.36 and $0.39, or 13% and 14%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in our revenues was also impacted by a 11.3 million and 48.3 million, or 6% and 9%, decrease in total gallons sold for the same periods as a result of decreased demand, our focus on product mix and a reduced volume of petroleum diesel caused by an unusually warm winter in the Northeast.
The decrease in gallons sold for the three and nine months ended September 30, 2020 accounted for a revenue decrease of $27.1 million and $112.1 million, respectively, using the average selling price for biomass-based diesel price for the applicable periods. Our average biomass-based diesel sales price per gallon increased $0.16, or 6%, for the three months ended September 30, 2020 and increased $0.17, or 6%, for the nine months ended September 30, 2020, due primarily to the BTC being in place for the period. The average biomass-based diesel sales price per gallon, after excluding the 2020 BTC, decreased $0.36 and $0.39, or 13% and 14%, respectively, for the three and nine months ended September 30, 2020. The decrease in the adjusted average sales price excluding the 2020 BTC contributed to a $67.5 million and $213.5 million decrease in revenues for the three and nine months ended September 30, 2020, respectively, when applied to the number of gallons sold in the comparable 2019 periods. These decreases were partially offset by the increase in government incentives revenue in the three and nine months ended September 30, 2020, of $82.7 million and $244.0 million, respectively, related to the 2020 BTC.
Costs of goods sold. Our costs of goods sold decreased $61.9 million and $251.6 million, or 11% and 15%, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Costs of goods sold as a percentage of revenues were 87% for both the three and nine months ended September 30, 2020, and 96% and 101%, respectively, for the three and nine months ended September 30, 2019. The decrease in costs of goods sold was primarily driven by the BTC recognized in 2020 and the absence of the BTC in 2019, as well as changes in risk management as a result of energy prices dropping to a historically low level, partially offset by higher feedstock costs on our lower-cost feedstocks, both of which are described in more detail below.
Average prices for lower-cost feedstocks used in our production were $0.29 per pound for both the three and nine months ended September 30, 2020, as compared to $0.27 per pound for both the three and nine months ended September 30, 2019. Average soybean oil costs were $0.30 per pound for both the three and nine months ended September 30, 2020, as compared to $0.32 and $0.31 per pound for the three and nine months ended September 30, 2019. Average canola oil costs were $0.31 per pound for both the three and nine months ended September 30, 2020, as compared to $0.31 and $0.33 per pound for the three and nine months ended September 30, 2019, respectively. Average distillers corn oil costs were $0.26 per pound for both the three and nine months ended September 30, 2020, as compared to $0.26 per pound for both the three and nine months ended September 30, 2019. We recorded a risk management gain of $7.5 million and $56.3 million from our derivative financial instrument activity for the three and nine months ended September 30, 2020, respectively, compared to risk management gain of $3.2 million and loss of $25.1 million for the three and nine months ended September 30, 2019, respectively.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $31.1 million and $87.0 million for the three and nine months ended September 30, 2020, respectively, or 5% of total revenue for both periods, and $24.8 million and $77.2 million, or 4% and 5%, of total revenue, respectively, in the same periods of 2019. The $6.3 million, or 25%, increase resulted primarily from higher legal expenses and employee related compensation.
Impairment of property, plant and equipment. During the third quarter of 2020, we recorded impairment charges of $19.3 million related to certain equipment resulting from the probability that the assets will no longer be utilized in future renewable diesel production expansions or are deemed not recoverable given the assets' deteriorating physical conditions. During the same period of 2019, we recorded an impairment charge of $11.1 million against property, plant and equipment assets at our facility in New Boston, Texas. The impairment charge resulted from the decision to shut the plant down as a result of the deteriorating economic conditions facing that particular plant.
Other income (expense), net. Other income was $0.5 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, compared to other expense of $2.6 million and $9.7 million for the same periods in 2019. Other income (expense) is primarily comprised of gain on debt extinguishment, gain on lease termination, interest expense, interest income and other non-operating items. We recognized a $4.5 million gain related to the termination of a terminal lease at our non-operational New Orleans facility in the first half of 2020. Gains on debt extinguishment related to the repurchase of a portion of our 2036 Convertible Senior Notes in the three and nine months ended September 30, 2020, coupled with lower interest expense, contributed to an overall other income compared to other expense for the same periods in 2019.
Income tax expense. We recognized an income tax expense of $1.0 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, as compared to a tax benefit of $0.6 million and $1.1 million, respectively, for the same periods in 2019. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.5 million and $2.1 million for the three and nine months ended September 30, 2020. There was no effect for the same respective periods in 2019.

Discontinued Operations:
For the three and nine months ended September 30, 2020, there was no activity classified as discontinued operations. Net loss from discontinued operations for the three and nine months ended September 30, 2019 was attributable to the research and development activities at the REG Life Sciences business and costs to sell the business.
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

(In thousands)	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net income (loss) from continuing operations	$26,831	$(13,753)	$104,532	$(112,775)
Adjustments:
Income tax (benefit) expense	1,046	(629)	4,007	(1,149)
Interest expense	1,070	2,866	4,732	10,822
Depreciation	9,388	9,107	27,425	27,349
Amortization of intangible assets	591	397	1,262	1,241
EBITDA	$38,926	$(2,012)	$141,958	$(74,512)
Gain on sale of assets	—	—	(187)	—
Change in fair value of contingent consideration	—	(136)	—	566
(Gain) loss on debt extinguishment	(18)	—	(1,809)	2
Gain on lease termination	—	—	(4,459)	—
Other income, net	(1,594)	(179)	(3,505)	(1,724)
Impairment of assets	19,256	11,145	19,256	11,613
Stock compensation	1,811	1,804	5,789	4,981
Biodiesel tax credit 2019(1)	—	77,168	—	212,045
Adjusted EBITDA	$58,381	$87,790	$157,043	$152,971

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
Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

•Adjusted EBITDA does not reflect our cash expenditures for capital assets or the impact of certain cash charges that we consider not to be an indication of our ongoing operations;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital requirements;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;
•stock-based compensation expense is an important element of our long term incentive compensation program, although we have excluded it as an expense when evaluating our operating performance; and
•other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash balances, marketable securities, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We have also authorized programs to repurchase our convertible notes and common stock, as described in Note 1 to the condensed consolidated financial statements. Our cash requirements will also depend on capital expenditures in connection with future facility projects, such as our announced capacity expansion of our Geismar, Louisiana biorefinery and expenditures in connection with future acquisitions of assets or businesses that are complementary to our operations or part of our growth strategies. To the extent we seek to augment our existing cash resources, generated by our operations and our ability to borrow under our credit facilities that we may have in effect from time to time, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.
Sources of liquidity. At September 30, 2020, the total of our cash and cash equivalents and marketable securities was $383.7 million, compared to $50.4 million at December 31, 2019. At September 30, 2020, we had total assets of $1,460.4 million, compared to $1,785.3 million at December 31, 2019. At September 30, 2020, we had term debt before debt issuance costs of $67.6 million, compared to term debt of $106.0 million at December 31, 2019. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of September 30, 2020.
Our term debt (in thousands) is as follows:

	September 30, 2020	December 31, 2019
4.00% Convertible Senior Notes, $59,619 face amount, due in June 2036	$46,877	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Grays Harbor term loan, variable interest of minimum of 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,732	6,929
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	13,926	15,980
Other	19	33
Total term debt before debt issuance costs	$67,554	$106,044
A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019.
2036 Convertible Senior Notes
The 2036 Convertible Senior Notes becomes convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of September 30, 2020 and December 31, 2019, the early conversion event was met based on our stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on our Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

During the three and nine months ended September 30, 2020, we used $18,086 and $75,890 to repurchase $5,000 and $30,008 principal amount of the 2036 Convertible Senior Notes, respectively.
In addition, we had revolving debt (in thousands) as follows:

	September 30, 2020	December 31, 2019
Amount outstanding under lines of credit	$—	$76,990
Maximum available to be borrowed under lines of credit	$117,820	$101,485
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months September 30,
	2020	2019
Cash provided by (used in) operating activities	$554,384	$(77,149)
Cash (used in) provided by investing activities	(333,484)	20,405
Cash used in financing activities	(174,229)	(2,631)
Net change in cash, cash equivalents and restricted cash	46,671	(59,375)

Cash, cash equivalents and restricted cash end of period	$100,187	$67,093
In the first nine months of 2020, we generated $554.4 million of cash from operations, compared to $77.1 million of cash used in operations in the first nine months of 2019. The increase in cash provided by operations is largely driven by net income of $104.5 million, compared to a net loss of $121.4 million for the nine months ended September 30, 2019. The net income for the nine months ended September 30, 2020 was primarily due to the BTC being in place for 2020 compared to the lapse of BTC in 2019, improved margins in the third quarter of 2020 and the favorable impact of risk management activity. Net loss for the nine months ended September 30, 2019 was negatively impacted primarily by compressed margins and the lapse of the BTC. In addition, we received approximately $850.0 million related to the 2018, 2019 and 2020 BTC, contributing to the cash generated from operations during the first nine months of 2020.
We used $333.5 million of cash in investing activity in the first nine months of 2020, compared to $20.4 million of cash provided by investing activities in the first nine months of 2019. The increase in cash used by investing activities was primarily due to net investments of $286.7 million in high quality marketable securities, compared to excess maturities over purchases of marketable securities of $51.1 million in 2019. In addition, we used $46.9 million of cash for property, plant and equipment purchases and plant upgrades in 2020 compared to purchases of property, plant, and equipment of $31.1 million in 2019.
Cash flows used in financing activities for the nine months ended September 30, 2020 was $174.2 million compared to $2.6 million for the nine months ended September 30, 2019. The $171.6 million increase was primarily due to the payoff of the lines of credits of $77.0 million in the first nine months of 2020 compared to a net borrowing of $83.0 million in the same period in 2019 and an increase of $18.5 million in the debt repayments primarily due to the repurchases of the 2036 Senior Convertible Notes.
Capital expenditures. During the nine months ended September 30, 2020, our capital expenditures were $46.9 million involving various plant optimization projects, the majority of which were at the Emden (Germany), Seneca and Geismar facilities. During 2019, our capital expenditures were $42.5 million involving various projects, the majority of which were at the Houston, Seneca, and Geismar facilities. Our budgeted capital expenditures for the remainder of 2020 are approximately $13.0 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources.
There can be no guarantee that we will be able to increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.

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
Commodity Price Risk
Over the period from January 2018 through September 30, 2020, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.78 per gallon during this period. Over the period January 2018 to September 30, 2020, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.35 per pound, or $2.64 per gallon of biodiesel, in January 2020, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.30 per pound, or $2.22 per gallon. Over the period from January 2018 through September 30, 2020, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.28 per pound in September 2020 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2018 through September 30, 2020, RIN prices (based on prices from OPIS) have ranged from a high of $0.91 in February 2018 to a low of $0.31 in October 2018, with sales prices averaging $0.52 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, lower-cost feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first nine months of 2020. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our lower-cost feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2020 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	499.1	gallons	10%	$(115.8)	(55.3)%
Total Lower Cost Feedstocks	1,948.9	pounds	10%	$(56.5)	(27.0)%
Total Canola Oil	443.4	pounds	10%	$(13.7)	(6.6)%
Total Soy Oil	699.0	pounds	10%	$(21.0)	(10.0)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $5.0 million at September 30, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect on the fair value of these instruments of $1.7 million at September 30, 2020. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at September 30, 2020.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the nine months ended September 30, 2020 was 2.41%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, September 30, 2020. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
During the nine months ended September 30, 2020, there were no other changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
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
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of October 15, 2020, according to the EPA's website:

	2020	2019	2018	2017	2016	2015
Petitions received	4	31	44	37	29	28
Petitions granted	—	—	31	35	19	7
Petitions denied or withdrawn	—	—	11	2	9	18
Petitions pending	—	—	2	—	1	3
Estimated volume of fuel exempted (million gallons)	—	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	—%	7.4%	9.4%	4.3%	1.7%

We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly affected the demand for and price of RINs as the average price of D4 RINs fell from $0.57 to $0.40 during 2019 according to OPIS data. If the EPA continues this practice, it will harm demand for and the price of RINs and thus our profitability.
Subsequent to EPA's December ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process EPA had been using to grant small refinery exemptions. The EPA also denied 54 retroactive waivers filed for periods 2011-2018. There are 14 remaining gap year waivers that are still to be decided on by the EPA. We believe this recent defense of the RFS2 program has increased RIN values. The EPA could change their procedures to permit more SREs and that has the potential to cause further harm to RIN values.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel. In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for 11% and above blends. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped at the first 25 million gallons per production plant. The biodiesel and renewable diesel portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% biodiesel blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $282.5 million in the first nine months of 2020. The LCFS is designed to reduce greenhouse gas emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first nine months of 2020, LCFS credit prices ranged from $205 per credit on January 2, 2020 to $199 per credit on September 30, 2020. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of COVID-19 on the world economy, if the fuel we produce is deemed not to qualify for LCFS credits or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels in those countries or reductions in the value of renewable and lower carbon fuel credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $350.4 million in the first nine months of 2020. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce greenhouse gas emissions associated with transportation fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of biomass-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of COVID-19, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

COVID-19 may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending, distribution networks, and global supply chains, and created significant volatility and disruption of financial markets. While we did not incur significant, unmanageable operational or financial disruptions during the nine months ended September 30, 2020 from COVID-19, we have experienced a decrease in demand for our products, and the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable.
We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:
•a significant decline in demand for our products due to significant market disruptions due to COVID-19, resulting in a significant decline in sales and prices;
•limitations of supply of feedstocks, particularly lower cost feedstocks and corresponding higher prices, or disruptions to our suppliers’ operations due to illness;
•the complete or partial closure of one or more of our manufacturing facilities;
•the interruption of our distribution system, or temporary or long-term disruption in our supply chains from local and international suppliers;
•delays in the delivery of our products;
•suspension of renewable fuel and/or low carbon fuel policies;
•limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;
•decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and

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
Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We estimate that our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in the first nine months of 2020 and 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to a fire, closure, or for any other reason including as the result of a pandemic such as COVID-19, it would have a disproportionately significant and material adverse impact on our results of operations and financial conditions.

Our planned capacity expansion project at our Geismar, Louisiana biorefinery will require significant capital expenditures and there is no guarantee that the project will be completed on time or on our expected budget, which could have a negative effect on our revenues and results of operations.
In October 2020, we announced that we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to an effective capacity of approximately 340 million gallons per year. We expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. The sale of equity or debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. There is no guarantee that we will obtain the funds necessary to complete this expansion project or that the project will be completed on time or within our expected budget. If there are cost overruns or construction delays, or if we are not able to obtain the governmental permits and third party easements required or necessary to initiate or complete the expansion project, there could be negative effect on our revenues and results of operations.

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
Additionally, several leading biomass-based diesel companies have announced their intention to expand their production of renewable diesel for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from its existing 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of renewable diesel, is expanding its 275 mmgy capacity by 400 mmgy as well as planning an additional 400 mmgy biorefinery in Texas. Neste, the largest global producer of renewable diesel, is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast. Traditional petroleum refiners are also planning to enter the renewable diesel market with Marathon, Philips 66 and Holly Frontier announcing new biorefineries. Marathon is planning to produce 144 mmgy in North Dakota while Holly Frontier is planning two facilities with combined production of 245 mmgy in Wyoming and New Mexico, and Philips 66 who plans to convert their San Francisco refinery into a 680 mmgy renewable diesel plant.
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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices dramatically decreased in the first nine months of 2020 as a result of the COVID-19 pandemic, ranging from a high of $2.06 per gallon to a historic low of $0.61 per gallon. Petroleum prices are volatile due to global factors, such as the impact of pandemics, wars, political uprisings, new extraction technologies and techniques, OPEC production quotas, worldwide economic conditions, changes in refining capacity and natural disasters.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category as reported by OPIS stayed at a low level in the first nine months of 2020, ranging from $0.37 to $0.82 per RIN while in 2019, RIN prices ranged from $0.32 to $0.65 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
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
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.37 in 2018, $0.97 in 2019 and $1.10 in the first nine months of 2020, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.74 in 2018, $0.59 in 2019 and $0.73 in the first nine months of 2020, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year 2018, 2019 and the first nine months of 2020, approximately 77%, 71% and 63%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 23%, 29% and 37%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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

Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss in situations where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management gains of $56.3 million from our derivative financial instrument trading activity for the nine months ended September 30, 2020, compared to risk management losses of $25.1 million for the nine months ended September 30, 2019. At September 30, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open risk management contracts were approximately 43 million gallons and 51 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $5.0 million on the fair value of these instruments at September 30, 2020. A 10% positive change in the price of CBOT Soybean Oil would have had a negative effect of $1.7 million on the fair value of these instruments at September 30, 2020. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 20%, 17% and 18% of our total biodiesel gallons sold in the first nine months of 2020, in the full year 2019 and in the full year 2018, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, the frequency of which may increase with climate change, which may disrupt our business and increase costs and liabilities.
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
The operations at our facilities are also subject to the risk of natural disasters. Our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our Houston facility as a result of Hurricane Harvey in August 2017. A majority of our facilities are located in the Midwest and are subject to tornado activity. In addition, California has become one of our largest markets, serviced by our Geismar and Midwest facilities. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to the California market. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty as to future trends. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
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
We operate in a very competitive environment. The biomass-based diesel industry primarily comprises smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In Europe, we compete directly with Neste, Greenergy, Sunoil, KFS and Mercuria. Our indirect competitors in the European market are Shell, British Petroleum, Cargill and Vitol.
In addition, petroleum refiners across the globe are increasingly entering into the biomass-based diesel or advanced biofuels business, and many petroleum refiners are converting their existing plants to produce biofuels. Such petroleum refiners include Neste Corporation with approximately 882 mmgy of global renewable diesel production capacity in Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture that operates an approximately 275 mmgy capacity renewable diesel facility in Norco, Louisiana that is in the process of being expanded by 400 mmgy. In addition, petroleum refiners such as Sinclair, British Petroleum, Philips 66, Holly Frontier, Total SE, Eni SPA, Saras SRS, Repsol and Marathon Petroleum Corporation have announced that they have begun or have plans to begin producing renewable diesel at a new facility or at a current refinery and/or co-processing biomass-baseed diesel or advanced biofuels business at certain of their refineries. All of these named competitors have greater financial resources than we do and may be able to produce biomass-based diesel at a lower cost than we do due to their integrated operations or greater refining capacity.
According to EIA's Short Term Energy Outlook projections, production of biomass-based diesel and advanced biofuels business is expected to increase by 19% by 2021 compared to 2020. The increased production of biomass-based diesel or advanced biofuels may increase the demand and prices for feedstocks and other inputs which may materially adversely affect our profitability and results of operations.
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
Our business depends on transportation services to deliver raw materials to us and finished products to our customers. The costs of these transportation services are affected by the volatility in fuel prices or other factors. For example, from January 2016 to mid-2018, diesel prices increased from just over one dollar per gallon to over two dollars per gallon for the second and third quarters of 2018. Prices increased moderately throughout 2019 with the prices approaching two dollars at the end of the year. Prices decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased to $1.14 at the end of the first nine months of 2020.

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
We may face significant challenges in effectively integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions.  Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner.  Our integration of acquired businesses involves a number of risks, including:
•difficulty in integrating the operations and personnel of the acquired company;
•difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;
•demands on management related to the increase in our size after the acquisition;
•the diversion of management’s attention from daily operations to the integration of acquired businesses and personnel;
•failure to achieve expected synergies and costs savings;
•difficulties in the assimilation and retention of employees;
•difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations;
•difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies;
•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•the need to fund significant working capital requirements of any acquired production facilities;
•potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality, environmental liabilities, data back-up and security, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties; and
•incurring significant exit charges if products or services acquired in business combinations are unsuccessful.

Our ability to recognize the benefit of our acquisition of two biodiesel production facilities in Germany and associated business operations, or any other international operations we may invest in the future, will require the attention of management and is subject to a number of risks. Our experience operating a biorefinery and other business operations outside of the United States is limited. In addition, while the biodiesel market in Europe benefits from regulations that encourage the use of biodiesel, these regulations are subject to political and public opinion and may be changed. In addition, expanding our operations internationally subjects us to the following risks:
•recruiting and retaining talented and capable management and employees in foreign countries;
•challenges caused by distance, language and cultural differences;
•protecting and enforcing our intellectual property rights;
•difficulties in the assimilation and retention of employees;
•the inability to extend proprietary rights in our technology into new jurisdictions;
•currency exchange rate fluctuations;
•general economic and political conditions in foreign jurisdictions;
•foreign tax consequences;
•foreign exchange controls or U.S. tax laws in respect of repatriating income earned in countries outside the United States;
•compliance with the U.S.'s Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption regulations;
•political, economic and social instability;
•higher costs associated with doing business internationally; and
•export or import regulations as well as trade and tariff restrictions.
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

Failure to comply with governmental regulations, including EPA requirements relating to RFS2 or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.
The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations. Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. In addition, we are subject to similar laws and regulations in Europe and Canada for the renewable fuels we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business in general and on our results of operations, competitive position or financial condition. Climate change continues to attract considerable attention in the United States and other foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase the Company's costs of operating and could require it to make significant financial expenditures that cannot be predicted with certainty at this time. We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would significantly increase our cost of doing business or affect our operations in any area.
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
In addition, there may also be requirements of fleet and retail fueling station owners to reduce nitrogen oxide emissions. The requirements relate to the type of vehicle and age of the vehicle that is being used. These requirements could result in additional costs for the operators and therefore may make the use of biodiesel less attractive, which could negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At September 30, 2020, our total term debt before debt issuance costs was $67.6 million. This includes $46.9 million aggregate carrying value on our $59.6 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At September 30, 2020, our total term debt also includes borrowings at our Ralston facility of $13.9 million and at REG Capital LLC. of $6.7 million.
Our indebtedness could:
•require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
•increase our vulnerability to general adverse economic and biomass-based diesel industry conditions, including interest rate fluctuations, because a portion of our revolving credit facilities are and will continue to be at variable rates of interest;
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of September 30, 2020, we had $117.8 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indentures governing our convertible notes do not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. There can be no guarantee that we will be able to increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount of revolving commitments that we may borrow under the M&L and Services Revolver is $150.0 million. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $15 million. As of September 30, 2020, availability under the M&L and Services Revolver was approximately $117.8 million. However, it is possible that excess availability under the Revolving Credit could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of September 30, 2020, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.725, which was less than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

RISKS RELATED TO OUR COMMON STOCK

The market price for our common stock may be volatile.
The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:
•actual or anticipated fluctuations in our financial condition and operating results;
•changes in the performance or market valuations of other companies engaged in our industry;
•issuance of new or updated research reports by securities or industry analysts;
•changes in financial estimates by us or of securities or industry analysts;
•investors’ general perception of us and the industry in which we operate;
•changes in the political climate in the industry in which we operate, existing laws, regulations and policies applicable to our business and products, including RFS2, and the continuation or adoption or failure to continue or adopt renewable energy requirements and incentives, including the BTC;
•other regulatory developments in our industry affecting us, our customers or our competitors;
•announcements of technological innovations by us or our competitors;
•announcement or expectation of additional financing efforts, including sales or expected sales of additional common stock;
•additions or departures of key management or other personnel;
•litigation;
•inadequate trading volume;
•general market conditions in our industry;
•COVID-19 pandemic;
•whether our shares are included in stock market indexes such as the S&P SmallCap 600 index; and
•general economic and market conditions, including continued dislocations and downward pressure in the capital markets.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of September 30, 2020 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.

Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;
•the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;
•the ability of the board of directors to alter our bylaws without obtaining stockholder approval;
•the ability of the board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock with rights set by the board of directors, which rights could be senior to those of common stock;
•a classified board;
•the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the classified board, the election and removal of directors and the ability of stockholders to take action by written consent; and
•the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"). These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	November 6, 2020	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2020	By:	/s/ Chad Stone
Chad Stone
Chief Financial Officer (Principal Financial Officer)

Dated:	November 6, 2020	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer (Principal Accounting Officer)