Form 10-K/A
period 2019-12-31
Renewable Energy Group, Inc.
filed 2021-02-25
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K/A
Amendment No. 1
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
None
(Title of class)
______________________________________
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒      No  ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
______________________________________
Explanatory Note
On February 25, 2021, Renewable Energy Group, Inc. (“REG” or the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) describing the determination by the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board, that, as a result of certain errors described below, the Company will restate the Company’s previously issued financial statements for each of the years ended December 31, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020 (the “Original Form 10-K”), and each of the quarterly periods ended March 31, June 30 and September 30, 2019 and 2018 included in the Company’s Quarterly Reports on Form 10-Q for such periods. The Company is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to restate and amend the Original Form 10-K.
The items amended in the Original Form 10-K are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing,” disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Amendment restates in its entirety, as amended, the Company’s Original Form 10-K. The Company has not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K, except as specifically referenced herein. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

The Company owns and operates a network of biorefineries that produce biomass-based diesel. United States federal tax incentives have assisted the biomass-based diesel industry by making the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit or BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.

After producing biomass-based diesel at its facilities, the Company then sells it with a variety of specifications and attributes. The Company may sell gallons of 100% pure biodiesel to its customers, referred to as B100. The Company is not eligible to claim the BTC with respect to these B100 gallons, and instead the customer later blends the B100 gallons with petroleum diesel and claims the BTC. The Company may also sell biodiesel mixed with petroleum diesel, which is referred to as B99.9 when these gallons are comprised of 99.9% biodiesel and 0.1% petroleum diesel. With respect to these B99.9 gallons, the Company claims the BTC as it is the “blender of record” for purposes of claiming the credits.

The Company’s BTC filings are subject to standard audits by the Internal Revenue Service ("IRS"). In connection with the Company's preparation for audits of its 2018 and 2019 BTC filings, the Company discovered that fewer gallons of petroleum diesel had been blended at the Company’s biorefinery in Seneca, Illinois, than would be required for the volume of B99.9 reported as being sold during each of those two years. Following the identification of this shortage, the Company initiated an investigation, which found that the petroleum diesel additive system at the Company’s Seneca biorefinery was periodically not including the 0.1% petroleum diesel in certain loads sold as B99.9. The Company self-reported the findings to the IRS and initiated an investigation overseen by the Audit Committee of the Company’s Board of Directors. The Company concluded this discrepancy is limited to the Company's Seneca biorefinery and all the Company's other U.S. biorefineries have passed their relevant IRS audits.

The BTC was retroactively reinstated on February 9, 2018 for the year 2017 and on December 20, 2019 for the years 2018 and 2019. As such, the 2017 BTC was recognized as revenue in the first quarter of 2018 and the 2018 and 2019 BTC was recognized as revenue in the fourth quarter of 2019.

The Company reached agreement on February 23, 2021 with the IRS on a $40.5 million assessment, excluding interest, to correct the Company's Seneca BTC claims. This reflects assessments of $14.8 million, $9.9 million, $7.6 million and $8.2 million for the tax years 2017, 2018, 2019, and the first three quarters of 2020, respectively. The $2.3 million difference between the $40.5 million tax liability and $38.2 million in revenue being restated is a result of the Company’s ability to recover the BTC in instances where another REG subsidiary blended the biodiesel with petroleum diesel and was thus the proper claimant. The Company is working with its customers on BTC re-filings on these gallons to recover as much as possible.

The impact on the Company’s financial statements for the years ended December 31, 2019 and 2018 is to decrease Biomass-based diesel government incentives revenue and increase interest expense (thereby increasing accounts payable and accrued expenses and other liabilities as shown on the balance sheet), as follows:

	Years Ended
	December 31,	December 31,
(in thousands)	2019	2018
Reduction in revenues	$16,177	$14,509
Increase in interest expense	1,059	649
Reduction in net income	$17,236	$15,158

The impact of these amounts is included in the following items on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018, respectively:

Consolidated Balance Sheet:	Consolidated Statement of Operations:
Accounts payable	Biomass-based diesel government incentives
Accrued expenses and other liabilities	Gross profit
Total current liabilities	Income (loss) from operations
Retained earnings	Other income (expense)
Total stockholders’ equity	Income (loss) from continuing operations before income taxes
Total liabilities and equity	Net income (loss) from continuing operations
Net income (loss)
Net income (loss) per basic and diluted share

A summary of the restatement and its effects to the Company’s financial statements for the years ended December 31, 2019 and 2018, respectively, included with this Amendment, is presented in Note 3 in the accompanying Notes to consolidated financial statements.

The Company has established additional policies and controls designed to ensure that the correct amount of petroleum diesel is being blended at all of the Company’s facilities, including Seneca, and that the Company properly files for the BTC going forward. These include:

•For the Seneca facility:
◦Limiting the loading to modes where the existing system is known to be functional, until the system is redesigned to work in all operating modes; and
◦Implemented a control system calculation and readout tool that enables the loading operator to validate that the proper number of petroleum diesel gallons were added to each load;
•Then, to further reinforce the Company's system-wide controls and assurances:

◦Performing additional local reconciliations weekly to validate that the amount of petroleum diesel used matches the amount of petroleum diesel required to be blended; and
◦The Company is now reviewing monthly inventory reconciliations prior to filing for BTC to re-confirm that the required volume of petroleum diesel has been blended.

Items Amended by this Filing

The following items included in the Original Form 10-K are amended by this Amendment:
•Part I - Item — 1A. Risk Factors.
•Part II - Item - 6. Selected Financial Data.
•Part II - Item - 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part II - Item - 8. Financial Statements and Supplementary Data.
•Part II - Item — 9A. Controls and Procedures.
•Part IV – Item 15. Exhibits, Financial Statement Schedules.

As required by applicable rules of the SEC, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

PART I
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our financial performance, including revenues, cost of revenues and operating expenses;
•government programs, policymaking and requirements relating to renewable fuels;
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

1The nameplate capacity listed above is based on original plant design.
2Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.
3Okeechobee is a demo-scale fermentation facility.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately or prevent fraud. In that case, our business could be harmed and our stockholders could lose confidence in our financial reporting, which could negatively impact the value of our stock.
Effective internal controls over our financial reporting and adherence to our internal governance and conduct policies are necessary for us to provide reliable financial reports and to prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. The failure to do so may harm our business or our reputation and could negatively impact the value of our stock. Even if our management concludes that, as of the end of a fiscal quarter or fiscal year, our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.
In addition, failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control over financial reporting, the disclosure of that weakness could harm the value of our stock and our business.
As discussed in the explanatory note to this Form 10-K/A, we concluded that our previously issued audited consolidated financial statements for fiscal years ended December 31, 2019 and 2018, each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during such years, and related disclosures, should be restated. As a result of these restatements and the errors that resulted in these restatements, we are subject to additional risks and uncertainties, including potential litigation and loss of investor confidence.
In connection with this restatement of our historical consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. For further discussion of the material weakness, please see Item 9A of this report, “Controls and Procedures.”
We have undertaken remediation efforts designed to address the material weakness. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and ability to complete acquisitions could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

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
The selected consolidated balance sheet data as of December 31, 2019 and 2018, and the selected consolidated statements of operations data for each year ended December 31, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements and have been revised for the effects of the Restatement as discussed in Item 8, Note 3, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015, and the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this annual report.

	Year Ended December 31,
	2019 (1) (As restated)	2018 (2) (As restated)	2017 (3)	2016 (4)	2015 (5)
	(In thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Total revenues from continuing operations	$2,625,216	$2,368,478	$2,154,655	$2,039,232	$1,387,344
Net income (loss) from continuing operations attributable to the company's common stockholders	364,257	281,036	(66,279)	62,204	(105,088)
Net loss from discontinued operations attributable to the company's common stockholders	(9,667)	(11,312)	(12,800)	(19,128)	(46,303)

Net income (loss) per share from continuing operations attributable to common stockholders
Basic	$9.51	$7.46	$(1.71)	$1.52	$(2.39)
Diluted	$8.61	$6.44	$(1.71)	$1.52	$(2.39)
Net loss per share from discontinued operations attributable to common stockholders
Basic	$(0.25)	$(0.30)	$(0.33)	$(0.47)	$(1.05)
Diluted	$(0.25)	$(0.30)	$(0.33)	$(0.47)	$(1.05)

Consolidated Balance Sheet Data:
Total assets	$1,785,349	$1,107,096	$1,005,596	$1,136,603	$1,223,620
Long-term debt	$26,130	$33,421	$208,536	$196,203	$247,251

(1)In the first quarter of 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Topic 842, Leases. The implementation of the new standard introduces a lessee model that brings most leases on the balance sheet. There was also a negative impact to beginning retained earnings of $6,516 related to the impairment of a leased asset. The 2019 Convertible Senior Notes matured on June 15, 2019. We paid $67,380 in cash to settle the outstanding principal amount of the debt and issued 1,902,781 treasury shares to settle the conversion value that was in excess of the principal. The long-term debt at December 31, 2019 does not include the 2036 Convertible Senior Notes of $69,668 that were reclassified to current as the early conversion event was met based on our stock price. In May 2019, we entered into an agreement to sell REG Life Sciences core assets and business. In August 2019, we closed the New Boston, Texas biorefinery. There was an impairment charge associated with the closing of the New Boston refinery of $11,145. In December 2019, the BTC was retroactively reinstated for 2019 and 2018, and will be in effect until December 31, 2022. The net benefit of the retroactive reinstatement of the 2019 and 2018 BTC was $254 million (as restated) and $229 million (as restated) for the business conducted in 2019 and 2018, respectively, and was recognized in the results of operations in the fourth quarter of 2019.
(2)The long-term debt at December 31, 2018 did not include the 2019 Convertible Senior Notes of $66,361 that became due in June 2019 and the 2036 Convertible Senior Notes of $75,477 that was reclassified to current as the early conversion event was met based on our stock price. In the fourth quarter of 2018, our Board of Directors authorized us to pursue a plan to sell the REG Life Sciences' core assets and business, which represents a strategic shift in our business. As a result, REG Life Sciences business, valued at selling price less estimated costs to sell, are classified as discontinued operations since 2018.
(3)Includes the impact of the impairment of our New Orleans facility and the “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” signed into law on December 22, 2017 as further described in Note 2 and Note 13, respectively, of Item 8 - Financial Statements and Supplementary Data.
(4)Includes issuance of the convertible senior notes on June 2, 2016 as further described in Note 12 and Note 2, respectively, of Item 8 - Financial Statements and Supplementary Data. Also includes impact of the impairment of our Emporia facility.
(5)Includes the impact of a full write-off of goodwill in the Biomass-based Diesel and Renewable Chemicals reporting units.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis has been revised for the effects of the Restatement as discussed in Item 8, Note 3 and should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this report.This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this report.
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
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:
•the operations of the following biomass-based diesel production refineries as included in Item 2 of Part I of this document, except for the fermentation facility in Okeechobee, Florida;
•purchases and resales of biomass-based diesel, petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;
•sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and
•incentives received from federal and state programs for renewable fuels.
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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2017 BTC resulted in a $192 million (as restated) net benefit to our net income for the year ended December 31, 2018 and Adjusted EBITDA for the year ended December 31, 2017, with another $11 million related to products delivered and sales recognized in the first quarter of 2018. The reinstatement of the 2018 and 2019 BTC resulted in a $483 million (as restated) net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to the corresponding quarterly Adjusted EBITDA when the business giving rise to the retroactive credit was conducted. For the years ended December 31, 2019 and 2018, the reinstatement of the 2018 and 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $254 million (as restated) and $229 million (as restated), respectively.
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
(1)Used cooking oil prices ("UCO") are based on the monthly average of the daily low sales price of Missouri River yellow grease as reported by The Jacobsen (based on 8.5 pounds per gallon).
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
(4)Spread between biodiesel price and choice white grease price.
(5)Spread between biodiesel price and soybean oil (crude) price.
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
•resale of finished biomass-based diesel, renewable diesel, RINs and LCFS credits acquired from third parties, and raw material feedstocks acquired from others;
•revenues from our sale of petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with the sale of these petroleum-based products further blended with biomass-based diesel;
•sales of glycerin, other co-products of the biomass-based diesel production process; and
•incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.
We derive revenues in our Services segment from the following sources - primarily internal:
•fees received from operations management services that we provide for biomass-based diesel production facilities, typically based on production rates and profitability of the managed facility; and
•amounts received for services performed by us in our role as general contractor and construction manager for upgrades and repairs to our biomass-based diesel production facilities.
Cost of goods sold for our Biomass-based Diesel segment includes:
•with respect to our production facilities, expenses incurred for feedstocks, catalysts and other chemicals used in the production process, leases, utilities, depreciation, salaries and other indirect expenses related to the production process, and, when required by our customers, transportation, storage and insurance;
•with respect to fuel and RINs acquired from third parties, the purchase price of biomass-based diesel and RINs on the spot market or under contract, and related expenses for transportation, storage, insurance, labor and other indirect expenses;
•adjustments made to reflect the lower of cost or market values of our finished goods inventory, including RINs acquired from third parties;
•expenses from the purchase of petroleum-based heating oil and ULSD acquired from third parties; and
•changes during the applicable accounting period in the market value of derivative and hedging instruments, such as exchange traded contracts, related to feedstocks and commodity fuel products.
Cost of goods sold for our Services segment includes:
•with respect to our facility management and operations activities, primarily salary expenses for the services of management employees for each facility and others who provide procurement, marketing and various administrative functions; and
•with respect to our construction management services activities, primarily our payments to subcontractors constructing the production facility and providing the biomass-based diesel processing equipment, and, to a much lesser extent, salaries and related expenses for our employees involved in the construction process.
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
Results of Operations
As discussed in the Explanatory Note to this Amendment and the “Restatement and Revision of Previously Issued Consolidated Financial Statements” in Note 3, in the Company’s consolidated financial statements included in Item 8 to this Amendment, we are restating the consolidated financial statements of the Company for the years ended December 31, 2019, and 2018. The amended discussion and analysis as it pertains to the restated periods presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Company’s selected consolidated financial data included in Item 6 and the Company’s consolidated financial statements included in Item 8.
Fiscal years ended December 31, 2019 and December 31, 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2019 (As Restated)	2018 (As Restated)
Gallons sold	700.3	649.2
Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.75 and $3.03 for the years ended December 31, 2019 and 2018, respectively)	$3.62	$3.40

Revenues from continuing operations	$2,625,216	$2,368,478
Costs of goods sold from continuing operations	2,111,324	1,962,996
Gross profit from continuing operations	513,892	405,482
Selling, general and administrative expenses	118,209	106,739
Impairment of property, plant and equipment	12,208	879
Income from operations	383,475	297,864
Other expense, net	(11,550)	(3,523)
Income tax benefit (expense)	570	(5,871)
Net income from continuing operations	372,495	288,470
Net loss from discontinued operations	(9,667)	(11,312)
Net income	362,828	277,158

Effects of participating share-based awards on continuing operations	(8,238)	(7,434)
Net income from continuing operations available to common stockholders	$364,257	$281,036
Net loss from discontinued operations attributable to common stockholders	$(9,667)	$(11,312)
Continuing Operations:
Revenues. Our total revenues increased $256.7 million (as restated), or 11%, to $2,625.2 million (as restated) for the year ended December 31, 2019, from $2,368.5 million (as restated) for the year ended December 31, 2018. Due to the retroactive reinstatement of the BTC in December 2019 for the 2018-2019 periods, we recognized in the fourth quarter of 2019 $490.6 million (as restated) of BTC revenue, $227.9 million (as restated) of which was attributable to sales in 2018 and $262.7 million (as restated) of which was attributable to sales in 2019. Due to the retroactive reinstatement of the BTC in February 2018 for the 2017 periods, we recognized in the first quarter of 2018 $205.7 million (as restated) of BTC revenue, $205.7 million (as restated) of which was attributable to sales in 2017. These recognitions of BTC revenue attributable to operations from prior periods resulted in increased revenue for the period. The increase in total revenues was also driven by an increase in total gallons sold of 51.1 million gallons, or 8%, offset by a decrease in average selling price excluding the BTC of $0.28, as well as a decrease in Separated RIN sales of $39.6 million.
Biomass-based diesel revenues including government incentives increased $257.4 million (as restated), or 11%, to $2,623.6 million (as restated) during the year ended December 31, 2019, from $2,366.2 million (as restated) for the year ended December 31, 2018. The increase in revenues was mostly attributable to the recognition in the fourth quarter of 2019 of BTC revenue relating to operations in the 2018 period, which exceed the BTC revenue recognized in the 2018 period relating to our

2017 operations by $284.8 million (as restated). Gallons sold increased 51.1 million, or 8%, to 700.3 million during the year ended December 31, 2019, compared to 649.2 million during the year ended December 31, 2018. The increase in gallons sold for the year ended December 31, 2019 accounted for a revenue increase of $140.5 million using 2019 average sales pricing. Our average biomass-based diesel sales price per gallon including the BTC net benefits increased $0.22 (as restated), or 6%, to $3.62 (as restated) during the year ended December 31, 2019 compared to $3.40 (as restated) during the year ended December 31, 2018. Excluding the BTC net benefits, our average biomass-based diesel sales price decreased $0.28, or 9%, compared to $3.03 for 2018. This decrease was mainly due to the lower energy prices in 2019. The decrease in average sales price excluding the BTC net benefits from 2019 to 2018 contributed to a $181.8 million revenue decrease when applied to the number of gallons sold during 2018. Sales of separated RIN inventory were $98.3 million and $137.9 million for the years ended December 31, 2019 and 2018, respectively, reducing the overall increase in biomass-based diesel revenues in 2019. RIN prices, which we believe have been inversely correlated to the HOBO spread, decreased significantly in 2018 and declined almost 60% during the 2018-2019 period, with low prices persisting throughout 2019.
Costs of goods sold. Our costs of goods sold increased $148.3 million, or 8%, to $2,111.3 million for the year ended December 31, 2019, from $1,963.0 million for the year ended December 31, 2018. Costs of goods sold as a percentage of revenues were 80% and 83% for the years ended December 31, 2019 and 2018, respectively.
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
Other income (expense), net. Other expense was $11.6 million (as restated) for the year ended December 31, 2019, compared to other expense of $3.5 million (as restated) for the year ended December 31, 2018. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. In 2019, we had a $0.5 million gain on debt extinguishment and in 2018 we had a $6.3 million gain on debt extinguishment, a difference of $5.8 million. The $6.3 million net increase in other expense in 2019 was primarily due to this difference in gain on debt extinguishment between the periods. In addition, in 2018 we recorded gain from involuntary conversion related to a fire at our Madison facility that offset higher interest expense for the year, resulting in lower total other expense compared to 2019.
Income tax benefit (expense). Income tax benefit recorded during the year ended December 31, 2019 was $0.6 million, compared to income tax expense of $5.9 million for the year ended December 31, 2018, with the decrease primarily resulting from additional tax expense incurred in connection with the repurchase of a significantly greater amount of our 2016 convertible debt in 2018 compared to repurchases in 2019. At December 31, 2019 and 2018, we had net deferred income tax assets of approximately $343.9 million (as restated) and $275.4 million (as restated), respectively, with a valuation allowance of $350.9 million (as restated) and $283.8 million (as restated), respectively. As a result, our effective tax rate was 0.2% and (2.0%) for the years ended December 31, 2019 and 2018, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $8.2 million (as restated) and $7.4 million (as restated) for the years ended December 31, 2019 and 2018, respectively.

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

	Twelve Months Ended December 31,
	2018 (As Restated)	2017
Gallons sold	649.2	586.7
Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $3.03 for the year ended December 31, 2018)	$3.40	$3.06

Revenues from continuing operations	$2,368,478	$2,154,655
Costs of goods sold from continuing operations	1,962,996	2,070,301
Gross profit from continuing operations	405,482	84,354
Selling, general and administrative expenses	106,739	95,843
Impairment of property, plant and equipment	879	49,873
Income (loss) from operations	297,864	(61,362)
Other income (expense), net	(3,523)	(35,407)
Income tax benefit (expense)	(5,871)	30,490
Net income (loss) from continuing operations	288,470	(66,279)
Net loss from discontinued operations	(11,312)	(12,800)
Net income (loss)	277,158	(79,079)

Effects of participating share-based awards on continuing operations	(7,434)	—
Net income (loss) from continuing operations available to common stockholders	$281,036	$(66,279)
Net loss from discontinued operations available to common stockholders	$(11,312)	$(12,800)
Continuing Operations:
Revenues. Our total revenues increased $213.8 million (as restated), or 10%, to $2,368.5 million (as restated) for the year ended December 31, 2018, from $2,154.7 million for the year ended December 31, 2017. This increase was primarily due to the 2017 BTC that was earned during 2017 yet recognized in the first quarter of 2018 when it was retroactively reinstated, coupled with a 11% increase in gallons sold, offset by lower average selling price without the impact of the 2017 BTC. The increase in the total revenues was also negatively impacted by a significant reduction in revenues from sales of separated RINs.
Biomass-based diesel revenues including government incentives increased $212.7 million (as restated), or 10%, to $2,366.2 million (as restated) during the year ended December 31, 2018, from $2,153.5 million for the year ended December 31, 2017. Gallons sold increased 62.5 million, or 11%, to 649.2 million during the year ended December 31, 2018, compared to 586.7 million during the year ended December 31, 2017. The increase in gallons sold for the year ended December 31, 2018 accounted for a revenue increase of $189.4 million using 2018 average sales pricing. The increase in revenues was also attributable to a $324.3 million (as restated) increase in government incentives revenues in 2018 as the 2017 BTC was not reinstated until February 9, 2018 and was recognized in revenues in the first quarter of 2018. Our average biomass-based diesel sales price per gallon including the 2017 BTC net benefit increased $0.34 (as restated), or 11%, to $3.40 (as restated) during the year ended December 31, 2018, but decreased $0.03, or 1%, excluding the 2017 BTC net benefit, compared to $3.06 during the year ended December 31, 2017. This decrease was mainly due to the lower energy prices in 2018. The decrease in average sales price excluding the 2017 BTC net benefit from 2017 to 2018 contributed to a $17.6 million revenue decrease when applied to the number of gallons sold during 2017. The net 2017 BTC benefits contributed to an increase in revenues of $192.0 million (as restated). Sales of separated RIN inventory were $137.9 million and $337.5 million for the years ended December 31, 2018 and 2017, respectively, reducing the overall increase in biomass-based diesel revenues in 2018. RIN value decreased significantly in 2018 - RIN prices declined almost 60% year over year, and we believe RIN prices have been inversely correlated to the HOBO spread.
Costs of goods sold. Our costs of goods sold decreased $107.3 million, or 5%, to $1,963.0 million for the year ended December 31, 2018, from $2,070.3 million for the year ended December 31, 2017. Costs of goods sold as a percentage of revenues were 83% and 96% for the years ended December 31, 2018 and 2017, respectively. The significant drop in costs of goods sold as a percentage of revenues is largely due to the recognition of the 2017 BTC in full as revenues in the first quarter of 2018 and lower feedstock costs as discussed below, coupled with risk management gains in 2018 as compared to losses in 2017.
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
Other income (expense), net. Other expense was $3.5 million (as restated) for the year ended December 31, 2018, compared to other income of $35.4 million for the year ended December 31, 2017. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. On December 8, 2017, at the special meeting of stockholders, we obtained approval from our stockholders to remove the common stock issuance restrictions in connection with conversions of the 2036 Convertible Senior Notes. Accordingly, the embedded conversion option was reclassified into Additional Paid-in Capital at December 8, 2017, resulting in a $18.8 million expense in 2017 related to the fair value adjustment on the convertible debt conversion liability. There was no such expense in 2018. The other expense in 2018 was offset by debt extinguishment gains related to our buyback of the 2036 Convertible Senior Notes.
Income tax benefit (expense). Income tax expense recorded during the year ended December 31, 2018 was $5.9 million, compared to an income tax benefit of $30.5 million for the year ended December 31, 2017. The primary difference resulted from the enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017, which reduced the U.S. corporate income tax rate from 35% to 21%, causing a re-measurement of deferred tax liabilities, and the release of valuation allowance due to the reclassification of the 2036 Convertible Senior Notes to Additional Paid-in Capital. At December 31, 2018 and 2017, we had net deferred income tax assets of approximately $275.4 million (as restated) and $257.2 million, respectively, with a valuation allowance of $283.8 million (as restated) and $265.4 million, respectively. As a result, our effective tax rate was (2.0%) and 27.8% for the years ended December 31, 2018 and 2017, respectively.

Effects of participating share-based awards. Effects of participating restricted stock units was 7.4 million (as restated) and $0.0 million for the years ended December 31, 2018 and 2017, respectively.
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
As discussed in the Explanatory Note to this Amendment and the “Restatement and Revision of Previously Issued Consolidated Financial Statements” in Note 3, in our consolidated financial statements included in Item 8 to this Amendment, we are restating our consolidated financial statements for the years ended December 31, 2019, and 2018. The following table provides our EBITDA and Adjusted EBITDA for the periods presented, as well as a reconciliation to net income (loss) from continuing operations:

(In thousands)					Year ended December 31,					Year ended December 31,
	1Q-2019 (As Restated)	2Q-2019 (As Restated)	3Q-2019 (As Restated)	4Q-2019 (As Restated)	2019 (As Restated)	1Q-2018 (As Restated)	2Q-2018 (As Restated)	3Q-2018 (As Restated)	4Q-2018 (As Restated)	2018 (As Restated)
Net income (loss) from continuing operations	$(41,652)	$(57,900)	$(14,018)	$486,065	$372,495	$203,173	$28,880	$25,310	$31,108	$288,470
Adjustments:
Interest expense	4,484	4,002	3,131	1,618	13,235	4,814	5,087	4,165	4,117	18,183
Income tax (benefit) expense	(430)	(90)	(629)	579	(570)	(1,203)	3,835	854	2,385	5,871
Depreciation	9,099	9,142	9,107	8,950	36,298	8,739	9,004	8,977	9,604	36,324
Amortization of intangible assets	334	510	397	391	1,632	42	44	52	45	183
EBITDA	(28,165)	(44,336)	(2,012)	497,603	423,090	215,565	46,850	39,358	47,259	349,031
Gain on involuntary conversion	—	—	—	—	—	(4,000)	(454)	—	(3)	(4,457)
Gain on sale of assets	—	—	—	—	—	(990)	—	(13)	(2)	(1,005)
Change in fair value of contingent consideration	304	398	(136)	—	566	458	30	185	444	1,117
(Gain) loss on debt extinguishment	2	—	—	(490)	(488)	232	(2,337)	(788)	(3,404)	(6,297)
Other expense, net	(854)	(691)	(179)	(39)	(1,763)	(225)	(2,067)	(486)	(1,240)	(4,018)
Impairment of assets	—	468	11,145	595	12,208	—	—	—	879	879
Straight-line lease expense	—	—	—	—	—	(33)	(3)	(61)	(31)	(128)
Executive severance	—	—	—	—	—	165	50	—	—	215
Non-cash stock compensation	1,353	1,824	1,804	1,726	6,707	1,794	2,203	1,227	1,188	6,412
Adjusted EBITDA excluding BTC allocation	$(27,360)	$(42,337)	$10,622	$499,395	$440,320	$212,966	$44,272	$39,422	$45,090	$341,750
Biodiesel tax credit 2017(1)	—	—	—	—	—	(192,012)	—	—	—	(192,012)
Biodiesel tax credit 2018(2)	—	—	—	(229,041)	(229,041)	39,596	63,138	69,519	56,788	229,041
Biodiesel tax credit 2019(2)	55,315	76,148	75,349	(206,812)	—	—	—	—	—	—
Adjusted EBITDA	$27,955	$33,811	$85,971	$63,542	$211,279	$60,550	$107,410	$108,941	$101,878	$378,779
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

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect our cash expenditures or the impact of certain cash charges that we consider not to be an indication of our ongoing operations;
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
In 2019, we used $46.7 million of cash in operating activities, compared to $365.5 million provided from operations in 2018 and $29.8 million provided from 2017. Cash used in operating activities for 2019 was mainly due to the buildup of accounts receivables of $786.2 million, largely due to the recognition of two years of BTC benefit in the fourth quarter of the year, offset by a significant increase in accounts payable related to the reinstatement of the BTC of $255.2 million due to customers and vendor. In 2018, we generated $365.5 million of cash from operating activities, a significant increase from 2017, mainly driven by the net income of $277.2 million (as restated), compared to net loss of $79.1 million in 2017. During 2018, we received approximately $381.8 million related to the reinstatement of the 2017 BTC related to continuing operations. Of this amount received, we paid $150.8 million to our vendors and customers. The increase in net cash flows provided in investing activity was primarily impacted by the net maturities in marketable securities of $51.1 million, compared to the net investments in marketable securities in 2018 of $50.7 million and no investments in 2017. This increase was partially offset by a reduction in cash paid for property, plant and equipment of $42.5 million, compared to $46.5 million and $67.6 million in 2018 and 2017, respectively. The primary change in financing activities for 2019 included the payment of $67.4 million upon maturity of the 2019 Convertible Senior Notes and payments made for contingent consideration settlements. In 2018, financing activities included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back $6.3 million principal amount of the 2019 Convertible Senior Notes and $110.8 million used to buy back $55.7 million principal amount of the 2036 Convertible Senior Notes. Also impacting financing activities were net borrowings on revolving lines of credit of $70.1 million for the year ended December 31, 2019, compared to net repayments of $51.0 million in 2018 and net borrowings of $8.0 million in 2017.
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
(1)See Note 12 of Item 8 for additional detail. Includes fixed interest associated with these obligations. The 2036 convertible senior notes, although not contractually mature in 2020 are convertible at the option of the holder and therefore represented as a contractual obligation in 2020. The amounts included in the "Less than 1 Year" and "Years 1-3", related to the debt held by REG Danville that was subsequently repaid in January 2020 was $2,496 and $3,972, respectively. The amount in the "Less Than 1 Year" column includes the term debt and related interest at REG Danville and REG Grays Harbor amounting to $6,468 and $7,526, respectively, that was fully repaid in January 2020.

(2)Operating lease obligations consist of leases of distribution terminals, biomass-based diesel storage facilities, railcars, vehicles, office buildings, and office equipment.
(3)Purchase obligations for our production facilities.
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

	2019 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions) (As Restated)	Percentage Change in Gross Profit (As Restated)
Total Biomass-based Diesel	700.3	gallons	10%	$(255.6)	(49.7)%
Total Lower-Cost Feedstocks	2,804.2	pounds	10%	$(74.3)	(14.5)%
Total Canola Oil	573.5	pounds	10%	$(18.7)	(3.6)%
Total Soy Oil	573.3	pounds	10%	$(17.8)	(3.5)%
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

ITEM 8.    Financial Statements and Supplementary Data (As Restated)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Renewable Energy Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Restatement of the 2019 Financial Statements
As discussed in Note 3 to the financial statements, the accompanying financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, have been restated to correct both misstatements.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company’s controls failed to detect an error in the recognition of revenue from biomass-based diesel government incentives. The error resulted from the failure to blend petroleum diesel with biodiesel, a necessary step for the Company to comply with the requirements of the federal biodiesel mixture excise tax credit ("BTC"), and to identify the failure prior to recognizing BTC revenue. The material weakness resulted in an overstatement of biomass-based diesel government incentive revenue, an understatement of interest expense and a corresponding understatement of accounts payable and accrued expenses and other liabilities for the years ended December 31, 2019 and 2018. This material weakness has not been remediated as of December 31, 2019.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 6, 2020 (February 25, 2021 as to the effects of the restatements discussed in Note 3 and as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))
We have served as the Company's auditor since 2006.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019 (As Restated)	2018 (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,436	$123,575
Marketable securities	—	50,932
Accounts receivable (net of allowance for doubtful accounts of $1,001 and $673, respectively)	858,922	74,551
Inventories	161,429	168,900
Prepaid expenses and other assets	35,473	41,169
Restricted cash	3,000	3,000
Current assets held for sale	—	3,250
Total current assets	1,109,260	465,377
Property, plant and equipment, net	584,577	590,723
Right of use assets	36,899	—
Goodwill	16,080	16,080
Intangible assets, net	12,018	13,646
Other assets	26,515	21,270
TOTAL ASSETS	$1,785,349	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$76,990	$14,250
Current maturities of long-term debt	77,131	149,006
Current maturities of operating lease obligations	15,690	—
Accounts payable	399,899	110,375
Accrued expenses and other liabilities	42,484	35,905
Deferred revenue	8,620	300
Total current liabilities	620,814	309,836
Deferred income taxes	6,975	8,410
Long-term debt (net of debt issuance costs of $2,783 and $3,390, respectively)	26,130	33,421
Long-term operating lease obligations	30,413	—
Other liabilities	1,505	5,334
Total liabilities	685,837	357,001
COMMITMENTS AND CONTINGENCIES (NOTE 20)
EQUITY:
Common stock ($.0001 par value; 300,000,000 shares authorized; 38,967,079 and 37,318,942 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	438,591	451,427
Retained earnings	768,398	412,086
Accumulated other comprehensive loss	(1,994)	(1,656)
Treasury stock (10,403,798 and 11,524,975 shares, respectively)	(105,488)	(111,767)
Total equity attributable to the Company's shareholders	1,099,512	750,095
TOTAL LIABILITIES AND EQUITY	$1,785,349	$1,107,096
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2019 (As Restated)	2018 (As Restated)	2017
REVENUES:
Biomass-based diesel sales	$1,875,076	$1,875,316	$1,787,308
Separated RIN sales	98,285	137,895	337,501
Biomass-based diesel government incentives	650,215	352,981	28,728
	2,623,576	2,366,192	2,153,537
Other revenues	1,640	2,286	1,118
	2,625,216	2,368,478	2,154,655
COSTS OF GOODS SOLD:
Biomass-based diesel	2,072,139	1,887,292	1,805,408
Separated RINs	39,174	75,704	264,765
Other costs of goods sold	11	—	128
	2,111,324	1,962,996	2,070,301
GROSS PROFIT	513,892	405,482	84,354
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	118,209	106,739	95,843
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	12,208	879	49,873
INCOME (LOSS) FROM OPERATIONS	383,475	297,864	(61,362)
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	(566)	(1,117)	(2,151)
Change in fair value of convertible debt conversion liability	—	—	(18,833)
Gain on debt extinguishment	488	6,297	—
Gain on involuntary conversion	—	4,457	5,329
Other income (expense)	1,763	5,023	(997)
Interest expense	(13,235)	(18,183)	(18,755)
	(11,550)	(3,523)	(35,407)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,925	294,341	(96,769)
INCOME TAX BENEFIT (EXPENSE)	570	(5,871)	30,490
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	372,495	288,470	(66,279)
DISCONTINUED OPERATIONS (NOTE 7):
Loss on operations of discontinued operations	(9,667)	(86)	(12,800)
Impairment loss on assets classified as held for sale	—	(11,226)	—
NET LOSS ON DISCONTINUED OPERATIONS	(9,667)	(11,312)	(12,800)
NET INCOME (LOSS)	362,828	277,158	(79,079)

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(8,238)	(7,434)	—
NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$364,257	$281,036	$(66,279)
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$(9,667)	$(11,312)	$(12,800)
Basic net income (loss) per share available to common stockholders
Continuing operations	$9.51	$7.46	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Net income (loss) per share	$9.27	$7.16	$(2.04)
Diluted net income (loss) per share available to common stockholders
Continuing operations	$8.61	$6.44	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Net income (loss) per share	$8.38	$6.19	$(2.04)
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	38,288,610	37,687,552	38,731,015
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Continuing operations	42,320,980	43,653,720	38,731,015
Discontinued operations	38,288,610	37,687,552	38,731,015
Net income (loss)	42,320,980	43,653,720	38,731,015
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS)

	2019 (As Restated)	2018 (As Restated)	2017
Net income (loss)	$362,828	$277,158	$(79,079)
Unrealized losses on marketable securities, net of taxes of $0, $0 and $0, respectively	—	(28)	—
Foreign currency translation adjustments	(338)	(1,906)	6,029
Other comprehensive income (loss)	(338)	(1,934)	6,029
Comprehensive income (loss)	$362,490	$275,224	$(73,050)
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
BALANCE, January 1, 2017	38,553,413	$5	$480,906	$214,007	$(5,751)	$(81,824)	$2,831	$610,174
Conversion of restricted stock units to common stock (net of 71,112 shares of treasury stock purchased)	210,611	—	—	—	—	(872)	—	(872)
Settlement of stock appreciation rights in common stock (net of 35,955 shares of treasury stock purchased)	73,725	—	—	—	—	(385)	—	(385)
Acquisition of noncontrolling interest	—	—	(271)	—	—	—	(2,831)	(3,102)
Impact of 2036 Senior Notes conversion liability reclassification (net of tax impact of $18,025)	—	—	27,908	—	—	—	—	27,908
Stock compensation expense	—	—	6,909	—	—	—	—	6,909
Foreign currency translation adjustment	—	—	—	—	6,029	—	—	6,029
Net loss	—	—	—	(79,079)	—	—	—	(79,079)
BALANCE, December 31, 2017	38,837,749	5	515,452	134,928	278	(83,081)	—	567,582
Conversion of restricted stock units to common stock (net of 146,999 shares of treasury stock purchased)	293,717	—	—	—	—	(2,280)	—	(2,280)
Settlement of stock appreciation rights in common stock (net of 62,866 shares of treasury stock purchased)	140,332	—	—	—	—	(1,191)	—	(1,191)
Convertible debt extinguishment impact (net of tax of $5,498)	—	—	(70,689)	—	—	—	—	(70,689)
Treasury stock repurchases	(1,937,844)	—	—	—	—	(25,048)	—	(25,048)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	—	85
Stock compensation expense	—	—	6,412	—	—	—	—	6,412
Foreign currency translation adjustment	—	—	—	—	(1,906)	—	—	(1,906)
Net change in unrealized losses on marketable securities	—	—	—	—	(28)	—	—	(28)
Net income (As Restated)	—	—	—	277,158	—	—	—	277,158
BALANCE, December 31, 2018 (As Restated)	37,318,942	5	451,427	412,086	(1,656)	(111,767)	—	750,095
Conversion of restricted stock units to common stock (net of 140,592 shares of treasury stock purchased)	345,655	—	—	—	—	(3,317)	—	(3,317)
Settlement of stock appreciation rights in common stock (net of 14,367 shares of treasury stock purchased)	26,346	—	(31)	—	—	(201)	—	(232)
Convertible debt extinguishment impact (net of tax of $564)	—	—	(9,715)	—	—	—	—	(9,715)
Settlement of 2019 Convertible Debt in common stock, net of 1,902,781 shares of treasury stock	1,902,781	—	(18,779)	—	—	18,779	—	—
Unwind of capped call options	(626,645)	—	8,982	—	—	(8,982)	—	—
Stock compensation expense	—	—	6,707	—	—	—	—	6,707
Foreign currency translation adjustment	—	—	—	—	(338)	—	—	(338)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	—	(6,516)
Net income (As Restated)	—	—	—	362,828	—	—	—	362,828
BALANCE, December 31, 2019 (As Restated)	38,967,079	$5	$438,591	$768,398	$(1,994)	$(105,488)	$—	$1,099,512
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019 (As Restated)	2018 (As Restated)	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$362,828	$277,158	$(79,079)
Net loss from discontinuing operations	(9,667)	(11,312)	(12,800)
Net income (loss) from continuing operations	372,495	288,470	(66,279)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	36,298	36,246	33,779
Amortization expense of assets and liabilities, net	22,457	996	1,589
Accretion of asset retirement obligations	51	47	62
Accretion of convertible note discount	539	5,014	5,413
Accretion of marketable securities	(146)	(215)	—
Impairment of property, plant and equipment, net	12,208	879	49,873
Provision (benefit) for doubtful accounts	447	(273)	139
Stock compensation expense	6,707	6,412	6,909
Deferred tax expense (benefits)	(591)	4,850	(30,088)
Change in fair value of contingent consideration	566	1,117	2,151
Gain on involuntary conversion	—	(4,457)	(5,329)
Gain on sales of assets	—	(974)	—
Change in fair value of convertible debt conversion liability	—	—	18,833
Gain on debt extinguishment	(488)	(6,297)	—
Other	11	593	246
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts receivable	(786,178)	19,662	74,974
Inventories	7,151	(34,066)	12,029
Prepaid expenses and other assets	11,089	41,250	2,491
Accounts payable	279,385	28,730	(20,220)
Accrued expenses and other liabilities	17,564	(6,610)	(18,802)
Operating lease obligations	(20,913)	—	—
Deferred revenue	8,321	(1,918)	(25,028)
Net cash flows (used in) provided from operating activities - continuing operations	(33,027)	379,456	42,742
Net cash flows used in operating activities - discontinued operations	(13,681)	(13,922)	(12,946)
Cash provided from (used in) operations	(46,708)	365,534	29,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(3,478)	(70,745)	—
Maturities of marketable securities	54,584	20,000	—
Cash paid for purchase of property, plant and equipment	(42,518)	(46,453)	(67,557)
Insurance proceeds for asset impairments	—	4,464	8,000
Cash receipts from disposal of fixed assets	—	1,647	—
Cash paid for investments	(6,018)	(974)	(816)
Cash paid for acquisitions and additional interests, net of cash acquired	—	(4,801)	(3,482)
Net cash flows provided by (used in) investing activities - continuing operations	2,570	(96,862)	(63,855)
Net cash flows provided by (used in) investing activities - discontinued operations	3,100	(335)	(14)
Cash provided from (used in) investing activities	5,670	(97,197)	(63,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	70,091	(50,967)	8,025
Borrowing on other lines of credit	113,459	71,865	8,812
Repayments on other lines of credits	(120,644)	(69,267)	(4,442)
Cash received for issuance of debt	—	14,034	23,575
Cash paid on debt	(80,365)	(143,516)	(14,659)
Cash paid for debt issuance costs	(116)	(697)	(1,062)
Cash received on partial termination of capped call options	—	85	—
Cash paid for treasury stock	—	(25,048)	—
Cash paid for contingent consideration	(10,427)	(12,223)	(29,150)
Cash paid for conversion of restricted stock units and stock appreciation rights	(3,550)	(3,471)	(1,257)
Other financing activities	(500)	—	—
Net cash flows used in financing activities - continuing operations	(32,052)	(219,205)	(10,158)
Net cash flows provided from financing activities - discontinuing operations	—	—	—
Cash used in financing activities	(32,052)	(219,205)	(10,158)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(73,090)	49,132	(44,231)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at Beginning of period	126,575	77,627	120,210
Effect of exchange rate changes on cash	(49)	(184)	1,648
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at End of period	$53,436	$126,575	$77,627

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
•resale of petroleum from third parties, along with the sale of petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;
•sales of raw materials, glycerin, and other co-products of the biomass-based diesel production process;
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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Year ended December 31, 2019 (As Restated)	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $157,896	$1,400,973	$—	$—	$(11,309)	$1,389,664
Petroleum and blended petroleum diesel sales	—	—	270,326	—	270,326
Other biomass-based diesel revenue	215,086	—	—	—	215,086
Separated RIN sales	98,285	—	—	—	98,285
Other revenues	—	99,086	—	(97,446)	1,640
Total revenues from contracts with customers	$1,714,344	$99,086	$270,326	$(108,755)	$1,975,001
Biomass-based diesel government incentives	650,215	—	—	—	650,215
Total revenues	$2,364,559	$99,086	$270,326	$(108,755)	$2,625,216

	Reportable Segments
Year ended December 31, 2018 (As Restated)	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,474,459	$—	$9,682	$(26,348)	$1,457,793
Petroleum and blended petroleum diesel sales	—	—	239,470	—	239,470
Other biomass-based diesel revenue	178,053	—	—	—	178,053
Separated RIN sales	137,895	—	—	—	137,895
Other revenues	—	93,347	—	(91,061)	2,286
Total revenues from contracts with customers	$1,790,407	$93,347	$249,152	$(117,409)	$2,015,497
Biomass-based diesel government incentives	352,981	—	—	—	352,981
Total revenues	$2,143,388	$93,347	$249,152	$(117,409)	$2,368,478

Contract balances
    The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2019	December 31, 2018
Trade accounts receivable	$185,156	$74,551

Short-term contract liabilities (deferred revenue)	$(631)	$(300)
Short-term contract liabilities (accounts payable)	$(255,193)	$—

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
Discontinued Operations
Income (loss) from discontinued operations was mainly related to the research and development activities of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following the Company's decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the sale of REG Life Sciences core assets and business was closed. During the year ended December 31, 2019, the Company continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. See "Note 7 - Discontinued Operations" for further details.
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
The Company adopted all of the ASU's related to ASC 842 effective January 1, 2019. The Company applied a modified retrospective transition approach. The Company did not elect the practical expedient (1) to reassess the lease classification for any expired or existing leases; (2) to reassess whether any expired or existing contracts are or contain leases and (3) to reassess initial direct costs. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases and to assess the impairment of its right-of-use assets. While lease classification remained unchanged, hindsight resulted in generally shorter accounting lease terms and useful lives of the corresponding right of use assets. The hindsight analysis also resulted in an approximate negative impact on beginning retained earnings of $6,516, related to the impairment of a right of use asset at the company's New Orleans facility. The Company elected the transitional practical expedient for existing or expired land easements, allowing the Company to elect not to assess whether those land easements are, or contain, leases in accordance with ASC 842. The Company also elected the practical expedient to adjust the carrying amount of the right-of-use assets for the unfavorable lease liability previously recognized on the balance sheet. Additionally, the Company made an accounting policy election that keeps leases with an initial term of 12 months or less off of the balance sheet and resulted in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Refer to "Note 15 -Leases" for further detail.
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

NOTE 3—Restatement of Previously Reported Consolidated Financial Statements
Subsequent to the issuance of the Company's 2018 and 2019 financial statements, the Company's management determined that Biomass-based diesel government incentives revenue was improperly recognized on certain transactions. This was as a result of the Company not being the proper claimant for certain BTC payments on biodiesel it sold between January 1, 2017 and September 30, 2020. REG qualifies for the BTC when it blends petroleum diesel with biodiesel. Due to failures in the petroleum diesel additive system at the Company’s facility in Seneca, Illinois, petroleum diesel was periodically not added to certain loads. As a result, the Company’s customers who received these loads and subsequently added petroleum diesel are the proper claimants on these biodiesel gallons rather than the Company’s REG Seneca subsidiary.
The Company discovered the blending discrepancy in connection with its preparation for a standard IRS audit of its BTC filings. The Company self-reported the findings to the IRS and initiated an investigation overseen by the Audit Committee of the Company’s Board of Directors. The Company concluded this discrepancy is limited to the Company's Seneca biorefinery and all the Company's other U.S. biorefineries have passed their relevant IRS audits.
The Company reached agreement on February 23, 2021 with the IRS on an assessment, excluding interest, to correct the Company's Seneca BTC claims. The Company is working with its customers on BTC re-filings on these gallons to recover as much as possible.
The impact on the Company’s financial statements for the years ended December 31, 2019 and 2018 is to decrease Biomass-based diesel government incentives revenue and increase interest expense due to the IRS related to this issue (thereby increasing accounts payable and accrued expenses and other liabilities as shown on the balance sheet).
The section below discloses the impact of the restatement matter on the consolidated financial statements for each of the years ended December 31, 2019 and 2018. Restated unaudited quarterly financial data for the interim periods in fiscal years 2019 and 2018 is presented in Note 22 - Supplemental Quarterly Information (Unaudited) and is collectively with the restated annual information, referred to as the Restatement.

	Consolidated Balance Sheets as of December 31, 2019
	As Previously Reported	Adjustments	As Restated
ASSETS
TOTAL ASSETS	$1,785,349	$—	$1,785,349
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	369,213	30,686	399,899
Accrued expenses and other liabilities	40,776	1,708	42,484
Total current liabilities	588,420	32,394	620,814
Total liabilities	653,443	32,394	685,837
COMMITMENTS AND CONTINGENCIES (NOTE 20)
EQUITY:
Retained earnings	800,792	(32,394)	768,398
Total equity attributable to the Company's shareholders	1,131,906	(32,394)	1,099,512
TOTAL LIABILITIES AND EQUITY	$1,785,349	$—	$1,785,349

	Consolidated Balance Sheets as of December 31, 2018
	As Previously Reported	Adjustments	As Restated
ASSETS
TOTAL ASSETS	$1,107,096	$—	$1,107,096
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	95,866	14,509	110,375
Accrued expenses and other liabilities	35,256	649	35,905
Total current liabilities	294,678	15,158	309,836
Total liabilities	341,843	15,158	357,001
COMMITMENTS AND CONTINGENCIES (NOTE 20)
EQUITY:
Retained earnings	427,244	(15,158)	412,086
Total equity attributable to the Company's shareholders	765,253	(15,158)	750,095
TOTAL LIABILITIES AND EQUITY	$1,107,096	$—	$1,107,096

	Consolidated Statement of Operations Year ended December 31, 2019
	As Previously Reported	Adjustments	As Restated
REVENUES:
Biomass-based diesel government incentives	$666,392	$(16,177)	$650,215
Total biomass-base diesel revenues	2,639,753	(16,177)	2,623,576
Revenues from continuing operations	2,641,393	(16,177)	2,625,216
GROSS PROFIT	530,069	(16,177)	513,892
INCOME FROM OPERATIONS	399,652	(16,177)	383,475
OTHER INCOME (EXPENSE), NET:
Interest expense	(12,176)	(1,059)	(13,235)
Other income (expense) total	(10,491)	(1,059)	(11,550)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	389,161	(17,236)	371,925
NET INCOME FROM CONTINUING OPERATIONS	389,731	(17,236)	372,495

NET INCOME	380,064	(17,236)	362,828

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(8,619)	381	(8,238)
NET INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$381,112	$(16,855)	$364,257
Basic net income (loss) per share available to common stockholders
Continuing operations	$9.95	$(0.44)	$9.51
Net income per share	$9.71	$(0.44)	$9.27
Diluted net income (loss) per share available to common stockholders
Continuing operations	$9.01	$(0.40)	$8.61
Net income per share	$8.78	$(0.40)	$8.38

	Consolidated Statement of Operations Year ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
REVENUES:
Biomass-based diesel government incentives	$367,490	$(14,509)	$352,981
Total biomass-base diesel revenues	2,380,701	(14,509)	2,366,192
Revenues from continuing operations	2,382,987	(14,509)	2,368,478
GROSS PROFIT	419,991	(14,509)	405,482
INCOME FROM OPERATIONS	312,373	(14,509)	297,864
OTHER INCOME (EXPENSE), NET:
Interest expense	(17,534)	(649)	(18,183)
Other income (expense) total	(2,874)	(649)	(3,523)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	309,499	(15,158)	294,341
NET INCOME FROM CONTINUING OPERATIONS	303,628	(15,158)	288,470

NET INCOME	292,316	(15,158)	277,158

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(7,824)	390	(7,434)
NET INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$295,804	$(14,768)	$281,036
Basic net income (loss) per share available to common stockholders
Continuing operations	$7.85	$(0.39)	$7.46
Net income per share	$7.56	$(0.40)	$7.16
Diluted net income (loss) per share available to common stockholders
Continuing operations	$6.78	$(0.34)	$6.44
Net income per share	$6.52	$(0.33)	$6.19

	Consolidated Statements of Comprehensive Income Year ended December 31, 2019
	As Previously Reported	Adjustments	As Restated
Net income	380,064	(17,236)	362,828
Comprehensive income	$379,726	$(17,236)	$362,490

	Consolidated Statements of Comprehensive Income Year ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Net income	292,316	(15,158)	277,158
Comprehensive income	$290,382	$(15,158)	$275,224

	Consolidated Statement of Cash Flows Year ended December 31, 2019
	As Previously Reported	Adjustments	As Restated
Net income from continuing operations	389,731	(17,236)	372,495
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts payable	263,208	16,177	279,385
Accrued expenses and other liabilities	16,505	1,059	17,564
Net cash flows (used in) provided from operating activities - continuing operations	$(33,027)	—	$(33,027)

Net cash flows provided by (used in) investing activities - continuing operations	$2,570	—	$2,570

Net cash flows used in financing activities - continuing operations	$(32,052)	—	$(32,052)

	Consolidated Statement of Cash Flows Year ended December 31, 2018
	As Previously Reported	Adjustments	As Restated
Net income from continuing operations	303,628	(15,158)	288,470
Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts payable	14,221	14,509	28,730
Accrued expenses and other liabilities	(7,259)	649	(6,610)
Net cash flows (used in) provided from operating activities - continuing operations	$379,456	—	$379,456

Net cash flows provided by (used in) investing activities - continuing operations	$(96,862)	—	$(96,862)

Net cash flows used in financing activities - continuing operations	$(219,205)	—	$(219,205)
NOTE 4—STOCKHOLDERS’ EQUITY OF THE COMPANY
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

NOTE 5—MARKETABLE SECURITIES

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

NOTE 7—DISCONTINUED OPERATIONS
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
Other noncurrent assets consist of the following at December 31:

	2019	2018
Investments	$19,205	$13,053
Spare parts inventory	2,610	2,680
Catalysts	1,274	1,989
Deposits	552	381
Other	2,874	3,167
Total	$26,515	$21,270

NOTE 11—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2019 (As Restated)	2018 (As Restated)
Accrued property taxes	$1,717	$1,534
Accrued employee compensation	21,315	17,226
Accrued interest	3,416	1,032
Contingent consideration, current portion	—	9,861
Unfavorable lease obligation, current portion	—	1,129
Tax payable	15,240	4,473
Other	796	650
Total	$42,484	$35,905
Other noncurrent liabilities consist of the following at December 31:

	2019	2018
Unfavorable lease obligation	$—	$2,259
Straight-line lease liability	—	1,439
Asset retirement obligations	691	640
Other	814	996
Total	$1,505	$5,334

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
NOTE 13—INCOME TAXES
On December 22, 2017, President Donald Trump signed into law “H.R. 1”, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Legislation”). The Tax Legislation, which was effective on January 1, 2018, significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, implementing a hybrid-territorial tax system imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries, and enacted additional international tax provisions, including a minimum tax on global intangible low tax income and a new base erosion anti-abuse tax. The Company recorded a provisional non-cash tax benefit of $13,712 in the fourth quarter of 2017. The Company finalized its accounting for the transition tax during the quarter ended March 31, 2018 and has incorporated the impact of the other Tax Legislation provisions effective for 2018 and beyond within the financial statements.
Income tax benefit (expense) related to continuing operations for the years ended December 31 is as follows:

	2019 (As Restated)	2018 (As Restated)	2017
Current income tax benefit (expense)
State	$(12)	$(118)	$(45)
Foreign	(33)	(292)	421
	(45)	(410)	376
Deferred income tax benefit (expense)
Federal	(8,093)	(15,127)	22,619
State	1,904	(2,741)	10,282
Foreign	1,494	2,914	2,674
Change in enacted tax rates	—	—	(123,289)
Net operating loss carryforwards created	68,344	26,058	17,466
	63,649	11,104	(70,248)
Income tax benefit (expense) before valuation allowances	63,604	10,694	(69,872)
Deferred tax valuation allowances	(63,034)	(16,565)	100,362
Income tax benefit (expense)	$570	$(5,871)	$30,490
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes from continuing operations is as follows:

	2019 (As Restated)	2018 (As Restated)	2017
U.S. Federal income tax expense at statutory rates of 21, 21 and 35 percent, respectively	$(78,105)	$(61,812)	$38,349
State taxes, net of federal income tax benefit	12,394	1,719	8,160
Tax position on government incentives	124,553	69,197	9,402
Change in enacted tax rates	—	—	(123,289)
Research & development tax credit	2,703	—	—
Unrecognized tax benefits	(24)	(272)	—
Other	2,083	1,862	(2,494)
Total benefit (expense) for income taxes before valuation allowances	63,604	10,694	(69,872)
Valuation allowances	(63,034)	(16,565)	100,362
Total benefit (expense) for income taxes	$570	$(5,871)	$30,490
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
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2019 (As Restated)	2018 (As Restated)
Deferred Tax Assets:
Net operating loss carryforwards	$348,734	$278,867
Goodwill	17,028	20,067
Capitalized research and development	—	8,650
Stock-based compensation	3,805	3,447
Interest expense carryforward	4,877	2,940
Tax credit carryforwards	4,330	1,597
Leases	11,364	—
Intangibles	1,530	—
Risk management unrealized loss	131	—
Accrued compensation	4,285	3,318
Inventory capitalization	2,442	1,921
Other	5,034	3,304
Deferred tax assets	403,560	324,111
Deferred Tax Liabilities:
Property, plant and equipment	(41,769)	(38,324)
Leases	(9,459)	—
Convertible debt	(5,213)	(5,648)
Risk management unrealized gain	—	(2,649)
Intangibles	—	949
Prepaid expenses	(2,106)	(1,688)
Deferred revenue	—	(583)
Other	(1,086)	(773)
Deferred tax liabilities	(59,633)	(48,716)
Net deferred tax assets	343,927	275,395
Valuation allowance	(350,902)	(283,805)
Net deferred tax liabilities	$(6,975)	$(8,410)
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

	2019 (As Restated)	2018 (As Restated)	2017
Beginning of year balance	$283,805	$265,362	$365,035
Changes in valuation allowance charged to income	65,558	18,875	36,639
Change in enacted tax rates	—	—	(137,001)
Foreign currency translation	(164)	(440)	689
Change in valuation allowance charged to OCI	(7)	8	—
Change in valuation allowance charged to equity	1,710	—	—
End of year balance	$350,902	$283,805	$265,362
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
Although not considered indefinitely reinvested, the Company has not made a provision for U.S. or additional foreign withholding taxes due to provisional accumulated deficits outside the U.S. The Company has not recorded a deferred tax asset for the outside basis difference related to investments in its foreign subsidiaries as the investment is essentially permanent in duration.

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

NOTE 15—LEASES
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

NOTE 17—FAIR VALUE MEASUREMENT
The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders during the periods presented, as the effect was anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Stock appreciation rights	—	—	622,633
2019 Convertible Senior Notes	—	—	5,567,112
2036 Convertible Senior Notes	—	—	14,106,725
Total	—	—	20,296,470
The following table presents the calculation of diluted net income (loss) from continuing operations per share:

	2019 (As Restated)	2018 (As Restated)	2017
Net income (loss) from continuing operations available to common stockholders - Basic	$364,257	$281,036	$(66,279)
Plus (less): effect of participating securities	8,238	7,434	—
Net income (loss) available to common stockholders	372,495	288,470	(66,279)
Less: effect of participating securities	(8,238)	(7,434)	—
Net income (loss) from continuing operations available to common stockholders - Diluted	$364,257	$281,036	$(66,279)

Net loss from discontinued operations available to common stockholders - Basic	$(9,667)	$(11,312)	$(12,800)
Plus (less): effect of participating securities	—	—	—
Net loss available to common stockholders	(9,667)	(11,312)	(12,800)
Less: effect of participating securities	—	—	—
Net loss from discontinued operations available to common stockholders - Diluted	$(9,667)	$(11,312)	$(12,800)

Net income (loss) available to common stockholders - Basic	$354,804	$270,016	$(79,079)
Plus (less): effect of participating securities	8,024	7,142	—
Net income (loss) available to common stockholders	362,828	277,158	(79,079)
Less: effect of participating securities	(8,024)	(7,142)	—
Net income (loss) available to common stockholders - Diluted	$354,804	$270,016	$(79,079)

Net income (loss) available to common stockholders - Diluted
Weighted-average shares used to compute basic net income (loss) per share	38,288,610	37,687,552	38,731,015
Adjustment to reflect conversion of convertible notes	3,589,065	5,416,043	—
Adjustment to reflect stock appreciation right conversions	443,305	550,125	—
Weighted-average shares used to compute diluted net income (loss) per share	42,320,980	43,653,720	38,731,015
Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$8.61	$6.44	$(1.71)
Discontinued operations	$(0.25)	$(0.30)	$(0.33)
Diluted net income (loss)	$8.38	$6.19	$(2.04)

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
The following table represents the significant items by reportable segment:

	2019 (As Restated)	2018 (As Restated)	2017
Net sales from continuing operations:
Biomass-based Diesel	$2,364,559	$2,143,388	$2,039,982
Services	99,086	93,347	103,215
Corporate and other	270,326	249,152	213,500
Intersegment revenues	(108,755)	(117,409)	(202,042)
	$2,625,216	$2,368,478	$2,154,655
Income (loss) from continuing operations before income taxes
Biomass-based diesel	$371,248	$299,569	$(63,925)
Services	6,092	4,863	2,899
Corporate and other	(5,415)	(10,091)	(35,743)
	$371,925	$294,341	$(96,769)
Depreciation and amortization expense, net:
Biomass-based diesel	$54,513	$32,558	$31,011
Services	2,479	1,658	1,092
Corporate and other	1,763	3,026	3,265
	$58,755	$37,242	$35,368
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$40,567	$41,906	$60,734
Services	1,840	4,300	3,826
Corporate and other	111	247	2,997
	$42,518	$46,453	$67,557

	2019	2018
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based diesel	$1,711,870	$914,843
Services	69,144	63,720
Corporate and other	425,602	379,658
Intersegment eliminations	(421,267)	(254,375)
Assets held for sale	—	3,250
	$1,785,349	$1,107,096
Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiaries making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2019 (As Restated)	2018 (As Restated)	2017
Revenues:
United States	$2,366,724	$2,192,777	$1,957,715
International	258,492	175,701	196,940
	$2,625,216	$2,368,478	$2,154,655

	2019	2018
Property, Plant and Equipment:
United States	$562,165	$571,045
International	22,412	19,678
	$584,577	$590,723

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

NOTE 21—SUBSEQUENT EVENTS
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
NOTE 22—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2019 and 2018, as restated:

	Three Months Ended March 31, 2019 (As Restated)	Three Months Ended June 30, 2019 (As Restated)	Three Months Ended September 30, 2019 (As Restated)	Three Months Ended December 31, 2019 (As Restated)
Revenues from continuing operations	$478,209	$560,643	$584,372	$1,001,992
Gross profit (loss) from continuing operations	(12,792)	(26,772)	24,076	529,380
Selling, general, and administrative expenses including research and development expense	25,354	27,041	24,762	41,052
Impairment of property, plant and equipment	—	468	11,145	595
Income (loss) from operations	(38,146)	(54,281)	(11,831)	487,733
Other expense, net	(3,936)	(3,709)	(2,815)	(1,090)
Net income (loss) from continuing operations	(41,652)	(57,900)	(14,018)	486,065
Net income (loss) from discontinued operations	(2,017)	(4,462)	(2,193)	(995)
Net income	$(43,669)	$(62,362)	$(16,210)	$485,069
Net income (loss) from continuing operations available to common stockholders	$(41,652)	$(57,900)	$(14,018)	$476,439
Net income (loss) from discontinued operations available to common stockholders	$(2,017)	$(4,462)	$(2,193)	$(995)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$(1.12)	$(1.53)	$(0.36)	$12.23
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss) per share	$(1.17)	$(1.65)	$(0.42)	$12.20
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$(1.12)	$(1.53)	$(0.36)	$11.15
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss)	$(1.17)	$(1.65)	$(0.42)	$11.12

	Three Months Ended March 31, 2018 (As Restated)	Three Months Ended June 30, 2018 (As Restated)	Three Months Ended September 30, 2018 (As Restated)	Three Months Ended December 31, 2018 (As Restated)
Revenues from continuing operations	$673,493	$578,900	$596,324	$519,761
Gross profit from continuing operations	234,946	57,514	51,159	61,863
Selling, general, and administrative expenses including research and development expense	32,688	24,539	21,933	27,579
Impairment of property, plant and equipment	—	—	—	879
Income from operations	202,258	32,975	29,226	33,405
Other income (expense), net	(290)	(258)	(3,062)	87
Net income from continuing operations	203,173	28,880	25,310	31,108
Net income (loss) from discontinued operations	(3,455)	4,808	(469)	(12,196)
Net income	$199,718	$33,688	$24,841	$18,912
Net income from continuing operations available to common stockholders	$198,291	$28,084	$24,608	$30,259
Net income (loss) from discontinued operations available to common stockholders	$(3,455)	$4,681	$(469)	$(12,197)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$5.11	$0.75	$0.66	$0.81
Discontinued operations	$(0.09)	$0.13	$(0.01)	$(0.33)
Net income per share	$5.02	$0.88	$0.65	$0.49
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$5.02	$0.67	$0.54	$0.66
Discontinued operations	$(0.09)	$0.11	$(0.01)	$(0.33)
Net income per share	$4.94	$0.78	$0.53	$0.40
The results for the three months ended September 30, 2019 reflect an impairment related to the Company's New Boston facility's property, plant and equipment assets resulting from the closing of the plant. Refer to Note 2 for further details. The results for the three months ended December 31, 2019 reflect the full recognition in revenue the effect of the retroactive reinstatement of the 2018 and 2019 BTC. The net benefit of the BTC was $254,194 (as restated) and $229,042 (as restated) related to the business conducted in 2019 and 2018, respectively. The results for the three months ended March 31, 2018 reflected the full recognition of the effect of the 2017 BTC retroactive reinstatement of $192,012 (as restated). The results for each of the quarterly periods in 2018 and 2019 were restated due to the Restatement as discussed in Note 3 and reflect the quarterly impacts as presented below.

	2019
	Adjustments
	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Impact on Selected line items:
Reduction in Revenues, Gross profit (loss), Income (loss) from continuing operations	$—	$—	$—	$16,177
Reduction in Other income (expense), net	$265	$265	$265	$264
Reduction in Net income (loss) from continuing operations	$265	$265	$265	$16,441

	2018
	Adjustments
	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Impact on Selected line items:
Reduction in Revenues, Gross profit, Income (loss) from continuing operations	$14,509	$—	$—	$—
Reduction in Other income (expense), net	$162	$162	$162	$163
Reduction in Net income from continuing operations	$14,671	$162	$162	$163

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)    Financial Statements
(i)Consolidated Balance Sheets as of December 31, 2019 and 2018
(ii)Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
(iii)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
(iv)Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
(v)Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(vi)Notes to the Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017
(b) Exhibits
The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(c)Financial Statement Schedules
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
At the time of the Original Form 10-K, which was filed with the SEC on March 6, 2020, our management, under the supervision of and with the participation of the CEO and then current CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, December 31, 2019. Based on that evaluation, our management, including our CEO and then current CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019. Subsequent to the evaluation made in connection with the Original Form 10-K, a material weakness was identified in our internal control over financial reporting. In connection with the preparation of this Amendment, our management, including our CEO and Interim CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weakness in internal control over financial reporting described below.

Notwithstanding the conclusion by our management, including our CEO and Interim CFO, that our disclosure controls and procedures as of December 31, 2019 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Amendment fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with generally accepted accounting principles in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control Over Financial Reporting

The Company’s BTC filings are subject to standard audits by the Internal Revenue Service ("IRS"). In connection with the Company's preparation for audits of its 2018 and 2019 BTC filings, the Company discovered that fewer gallons of petroleum diesel had been blended at the Company’s biorefinery in Seneca, Illinois, than would be required for the volume of B99.9 reported as being sold during each those two years. Following the identification of this shortage, the Company initiated an investigation, which found that the petroleum diesel additive system at the Company’s Seneca biorefinery was periodically not adding petroleum diesel to certain loads.

As a result, the Company identified certain errors in its previously reported financial statements for the years ended December 31, 2019 and 2018. The Company’s preventive and review controls failed to detect the errors related to the purchase and use of the petroleum diesel gallons when blending with biodiesel. The material weakness resulted in an overstatement of biomass-based diesel government incentive revenue and an understatement of interest expense for the years ended December 31, 2019 and 2018 and a corresponding understatement of accounts payable and accrued expenses and other liabilities as of December 31, 2019 and 2018. This material weakness has not been remediated as of December 31, 2019, and due to this, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2019.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have made and will continue to make improvements to our internal control over financial reporting. Management, with oversight from our Audit Committee, has identified and has begun executing actions that we believe will remediate the material weakness described above once fully implemented and operating for a sufficient period of time and have established the following policies in response to the matters giving rise to the material weakness.

◦For the Seneca facility:
▪Limiting the loading to modes where the existing system is known to be functional, until the system is redesigned to work in all operating modes; and
▪Implemented a control system calculation and readout tool that enables the loading operator to validate that the proper number of petroleum diesel gallons were added to each load;
◦Then, to further reinforce our system-wide controls and assurances:
▪Performing additional local reconciliations weekly to validate that the amount of petroleum diesel used matches the amount of petroleum diesel required to be blended; and
▪We are now reviewing monthly inventory reconciliations prior to filing for BTC to re-confirm that the required volume of petroleum diesel has been blended.

Until the remediation policies set forth above are fully implemented and operating for a sufficient period of time, the material weakness will continue to exist.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2019 and has issued an attestation report regarding its assessment included herein, which report indicated the Company has not maintained effective internal control over financial reporting because of the material weakness.
Changes in Internal Control over Financial Reporting

The material weakness identified above was discovered after December 31, 2019, and this material weakness existed as of December 31, 2019. The remediation activities identified above and any material changes to our internal control over financial reporting also occurred after December 31, 2019. Therefore, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2019, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	2,007,931	1	$10.12	2	1,827,396
Equity compensation plans not approved by stockholders	—		—		—
Total	2,007,931		$10.12		1,827,396
1Includes 785,165 shares underlying outstanding restricted stock units, 322,464 shares underlying outstanding performance restricted stock units, and 900,302 shares underlying outstanding stock appreciation rights.
2Restricted stock units and performance restricted stock units do not have an exercise price and therefore have not been included in the calculation of weighted average exercise price.
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
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Renewable Energy Group, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 7, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 12, 2013).

Exhibit Number	Description
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed November 18, 2011) (File Number 333-175627).

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

Exhibit Number	Description
10.17	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed March 7, 2019).*

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

Exhibit Number	Description

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

10.33
Amendment No. 14 to Credit Agreement, dated as of November 4, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 6, 2019)

10.34
Amendment No. 15 to Credit Agreement, dated as of March 3, 2020, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed March 6, 2020)

10.35
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed March 6, 2020).

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1**	Certification of Cynthia J. Warner pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2**	Certification of Todd Robinson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101.1	The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2019, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Management contract or compensatory plan, contract or arrangement.
** Filed herewith.

Exhibit Number	Description

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer
Date: February 25, 2021
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Robinson and Todd Samuels, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Cynthia J. Warner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Cynthia J. Warner

/s/ Todd Robinson	Interim Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Todd Robinson

/s/ Todd M. Samuels	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Todd M. Samuels

/s/ Jeffrey Stroburg	Director (Chairman)	February 25, 2021
Jeffrey Stroburg

/s/ Randolph L. Howard	Director (Vice Chairman)	February 25, 2021
Randolph L. Howard

/s/ Delbert Christensen	Director	February 25, 2021
Delbert Christensen

/s/ Peter J.M. Harding	Director	February 25, 2021
Peter J. M. Harding

/s/ Debora M. Frodl	Director	February 25, 2021
Debora M. Frodl

/s/ Michael Scharf	Director	February 25, 2021
Michael Scharf

/s/ Christopher Sorrells	Director	February 25, 2021
Christopher Sorrells

/s/ James C. Borel	Director	February 25, 2021
James C. Borel

/s/ Walter Berger	Director	February 25, 2021
Walter Berger