Form 10-K
period 2020-12-31
Renewable Energy Group, Inc.
filed 2021-03-01
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

As of June 30, 2020, the aggregate market value of Common Stock held by non-affiliates was $790,373,860.
As of January 31, 2021, 39,334,839 shares of Common Stock of the registrant were issued and outstanding.
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

Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “would,” “might,” “could,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “plan,” “seek,” “potential,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings, and the proposed capacity expansion of our Geismar, Louisiana biorefinery, including financing such expansion;
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
•our risk management activities;
•the industry's capacity, production and imports;
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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, "Risk Factors," before deciding whether to invest in our company.

•The Renewable Fuel Standard Program, a federal law requiring the consumption of qualifying biofuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.
•Loss of or reductions in federal and state government tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
•We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California's Low Carbon Fuel Standard, or LCFS; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
•We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
•The COVID-19 pandemic may adversely impact our business.
•We derive a substantial portion of our profitability from the production of renewable diesel at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
•Our planned capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, which could have a negative effect on revenues and operations.
•Increased industry-wide production of biodiesel due to potential utilization of existing excess production capacity, announced renewable diesel plant expansions and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm our revenues and operations.
•Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially,
•Risk management transactions could significantly increase our operating costs and may not be effective.
•One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
•Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.
•In addition to biodiesel and renewable diesel, we store and transport petroleum-based motor fuels. The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
•Our insurance may not protect us against our business and operating risks.
•We operate in a highly competitive industry and expect that competition in our industry will increase.
•We are dependent upon one supplier to provide hydrogen necessary to execute our renewable diesel production process and the loss of this supplier could disrupt our production process.
•Technological advances and changes in production methods in the biomass-based diesel industry could render our plants obsolete and adversely affect our ability to compete.
•Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.
•Increases in transportation costs or disruptions in transportation services could have a material adverse effect on our business.
•We are dependent upon our key management personnel and other personnel, and the loss of these personnel could adversely affect our business and results of operations.
•We may encounter difficulties in integrating the businesses we acquire, including our international businesses where we have limited operating history.
•We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operating of our facilities may harm our operating performance.

•Growth in the use, sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.
•Our business is subject to seasonal changes based on regulatory factors and weather conditions and this seasonality could cause our revenues and operating results to fluctuate.
•Failure to comply with governmental regulations, including EPA requirements relating to RFS2 or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.
•Renewable diesel fuel is superior to biodiesel in certain respects and if renewable diesel production capacity increases to a sufficient extent, it could largely supplant biodiesel; we may not be successful in expanding our renewable diesel production capacity.
•Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
•We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
•We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.
•We may not have the ability to raise the funds necessary to settle conversion of our convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to repurchase the convertible notes.
•Certain provisions in the indenture governing the 2036 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
•We are a holding company and there are limitations on our ability to receive dividends and distributions from our subsidiaries.
•Our debt agreements impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.
•The market price for our common stock may be volatile.
•We may issue additional common stock as consideration for future investments or acquisitions.
•If we fail to maintain effective internal control over our financial reporting and financial forecasting, we may not be able to report our financial results accurately, provide accurate financial guidance or prevent fraud, and if we fail to maintain effective internal governance and conduct policies, such as our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy, or if our employees fail to adhere to such policies, we may be unable to maintain a proper control environment. If any of these failures occur, our business could be harmed, our stockholders could lose confidence in our financial reporting and financial guidance or our business integrity and we could suffer negative regulatory scrutiny or media attention, which could negatively impact the value of our stock.
•Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

PART I

ITEM 1.    Business
General
We focus on providing cleaner, lower carbon transportation fuels. We are North America's largest producer of advanced biofuels. We utilize a nationwide production, distribution and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. During 2020, we sold 651 million total gallons of fuel (including biofuel and petroleum fuel purchased from third parties for resale) and generated revenues of $2 billion. We believe our fully integrated approach, which includes acquiring feedstock, operating biorefineries, distributing fuel through a network of terminals, and managing biorefinery facility construction and upgrades, positions us to serve the growing market for cleaner transportation fuels.
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
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt, or from other sources. There can be no guarantee that we will be able to obtain the necessary capital in a timely manner or on terms acceptable to us or increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.
We believe that the execution of these strategies will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
Plant Network and Products
We own and operate a network of 12 biorefineries. Ten biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel and one produces renewable diesel. Our twelve biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). In August 2019, we closed our New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
We own and operate the following facilities in North America and internationally:

Property	Nameplate[1] Production Capacity (mmgy)	Effective Capacity [2] (mmgy)	REG Operations Commenced	Feedstock Capability

Ralston, Iowa	30	49	2002	Refined Oils and Fats
Albert Lea, Minnesota	30	46	2005	Crude, High FFA and Refined Oils and Fats
Newton, Iowa	30	38	2007	Crude, High FFA and Refined Oils and Fats
Seabrook, Texas	35	53	2008	Refined Oils and Fats
Danville, Illinois	45	50	2009	Crude, High FFA and Refined Oils and Fats
Seneca, Illinois	60	76	2010	Crude, High FFA and Refined Oils and Fats
Mason City, Iowa	30	39	2013	Crude, High FFA and Refined Oils and Fats
Geismar, Louisiana [3]	75	101	2014	Crude, High FFA and Refined Oils and Fats
Grays Harbor, Washington	100	107	2015	Refined Oils and Fats
Madison, Wisconsin	20	28	2016	Crude, High FFA and Refined Oils and Fats
Emden, Germany	27	31	2016	Crude, High FFA and Refined Oils and Fats
Oeding, Germany	23	25	2016	Crude, High FFA and Refined Oils and Fats
Total	505	643

1The nameplate capacity listed above is based on original plant design.
2Effective capacity represents the maximum average throughput that satisfies certain defined technical constraints.
3This facility produces renewable diesel, naphtha, and liquid petroleum gas.

We maintain a testing laboratory at our corporate headquarters in Ames, Iowa, for testing various feedstocks for conversion into biomass-based diesel and various new manufacturing processes to produce biomass-based diesel. We also have a regional office in Tulsa, Oklahoma, focused on maintaining and developing advanced biofuel technologies.

We produce renewable diesel at our Geismar, Louisiana facility. Renewable diesel generally carries a premium price compared to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. We announced in October 2020 our intended expansion of the effective capacity of our Geismar, Louisiana facility to 340 million gallons annually. We intend to continue to evaluate opportunities to further our ability to leverage our renewable diesel technology and expand renewable diesel production to meet the growing demand for cleaner transportation fuels.

Our products include biodiesel and renewable diesel produced at our facilities or from third parties, including RINs and LCFS credits, transportation, storage and insurance costs to the extent paid for by our customers; petroleum-based heating oil and ultra-low sulfur diesel, or ULSD, acquired from third parties, along with these petroleum-based products further blended with biomass-based diesel; glycerin, and other co-products of the biomass-based diesel production process. Renewable diesel carries a premium price compared to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel, better cold weather performance, and it generates more RINs on a per gallon basis. In addition, our products include operations management services that we provide for biomass-based diesel production facilities, typically based on production rates and profitability of the managed facility; and services performed by us in our role as general contractor and construction manager for upgrades and repairs to our biomass-based diesel production facilities.

Our Feedstocks and Other Inputs
We are a lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of low carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks in most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those relying primarily on higher cost virgin vegetable oils.
We can adjust our processing in most of our facilities to accommodate different feedstocks and feedstock mixes. Our ability to use a wide range of feedstocks gives us a feedstock cost advantage over many other producers because we have the flexibility to respond to changes in feedstock pricing. In 2020, approximately 65% of our total feedstock usage was distillers corn oil, used cooking oil or rendered animal fat feedstock. The remaining approximately 35% consisted of refined vegetable oils, such as soybean oil or canola oil.
We procure our feedstocks from numerous vendors in quantities ranging from truckload to railcar to marine vessel. There is no established futures market for the low carbon feedstocks that we utilize. Distillers corn oil is typically purchased on fixed priced contracts in forward positions of one to three months and occasionally longer. We generally purchase used cooking oil and rendered animal fats on one to four week forward positions using fixed pricing or an indexed price compared to a published index such as USDA reports or recognized industry price reports such as The Jacobsen or Informa. Soybean and canola oils can be purchased on a spot or forward contract basis from several suppliers and pricing for these vegetable oils is compared to the broadly traded Soybean Oil Futures market on the Chicago Mercantile Exchange.
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
We procure methanol and chemical catalysts used in our production process such as sodium methylate and hydrochloric acid, under fixed-price contracts and formula-indexed contracts based upon competitive bidding. These procurement contracts typically last from three months to five year. The price of methanol is indexed to the monthly reported published price. We also enter into a long-term supply agreement with a supplier to procure hydrogen necessary for our renewable diesel production.
Risk Management
The prices for feedstocks and biomass-based diesel, including the value associated with government incentives, can be volatile and are not always closely correlated. Low carbon feedstocks are particularly difficult to risk manage given that such feedstocks are not traded in any public futures market. To manage feedstock and biomass-based diesel price risks, we utilize forward contracting, hedging and other risk management strategies, including the use of futures, swaps, options and over-the-counter products.
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

Distribution
We have established a national distribution system to supply biomass-based diesel throughout the United States. Each of our biomass-based diesel facilities is equipped with an on-site rail loading system, a truck loading system, or both. Our Seneca biorefinery near the Illinois River has direct barge access for supplying customers using the inland waterways system. Our Houston biorefinery has barge and deep-water ship loading capability. Our Grays Harbor biorefinery has deep-water capability for PANAMAX class vessels. We also manage some customers’ biomass-based diesel storage tanks and replenishment process. Our distribution performance for 2020 in North America is depicted below.

In addition, we have established an international distribution system to supply biomass-based diesel throughout Europe. Our products that are produced in Europe and in the United States are distributed to European customers using sea vessels, barges and trucks. Our Emden biorefinery has deep-water capabilities and can load vessels, barges and trucks. Our Oeding biorefinery can only load and unload trucks. We also have storage facilities in the Amsterdam-Rotterdam-Antwerp region, which allows us to distribute our products efficiently.
As of December 31, 2020, we leased over 1,035 railcars for transportation and leased biomass-based diesel storage tanks in 42 terminals in North America and 2 terminals internationally. In general, the terminals in North America where we lease our biomass-based diesel storage tanks are largely chemical product and petroleum fuel terminals so that fuel distributors and other biomass-based diesel customers can create a biomass-based diesel blend at the terminal before further distribution. Terminal contracts typically have one-to three-year terms and are generally renewable subject to certain terms and conditions. During 2020, REG sold products in 41 states in the United States, seven Canadian Provinces, and fourteen other countries around the world.

We sell heating oil and ultra-low sulfur diesel ("ULSD") at terminals throughout the northeastern United States. We sell additional biofuel blends at terminal locations in the Midwest, West Coast and Texas. We continue to look for terminal expansion and optimization opportunities across North America.
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
The RFS2 biomass-based diesel requirement became effective in 2010, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Required volumes under the RFS2 program, referred to as the renewable volume obligation ("RVO"), are determined by the U.S. Environmental Protection Agency, or EPA. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

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
The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations. Obligated Parties are required to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of renewable identification numbers from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest U.S. petroleum refining companies, such as British Petroleum, Chevron, Citgo, ExxonMobil, Marathon, PBE, Phillips 66, and Valero, represent the majority of the total RVO, with the remainder made up of smaller refiners and importers.
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
The value of RINs can significantly impact to the price of biomass-based diesel. In 2020, RIN prices as a percentage contribution to the daily average 100% pure biodiesel (B100) spot price, as reported by the Oil Pricing Information System, or OPIS, fluctuated significantly throughout the year and ranged from a low of $0.37 per gallon, or 17% of the average B100 spot price per gallon, in January to a high of $1.03 per gallon, or 45% of the average spot price, in December.
Biodiesel Tax Credit
The federal biodiesel mixture excise tax credit, or BTC, provides a $1.00 refundable tax credit per gallon to the first blender of biomass-based diesel with petroleum-based diesel fuel. The BTC can then be credited against federal excise tax liability or the blender can obtain a cash refund from the U.S. Treasury for the value of the credit. The BTC was first implemented on January 1, 2005 and has been allowed to lapse multiple times before being retroactively reinstated, as described in the following table:
The BTC is an incentive shared across the advanced biofuel production and distribution chain through routine, daily trading and negotiation. In December 2019, the BTC was retroactively reinstated for 2018 and 2019, and made effective from January 2020 through December 2022.
California Low Carbon Fuel Standard Credits
In 2006, California passed the Global Warming Solutions Act or AB 32. The legislation established the California Low Carbon Fuel Standard, or LCFS, regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California. The regulation quantifies lifecycle greenhouse gas emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider (generally the fuel’s producer or importer, or “regulated party”) is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. A regulated party’s fuel pool can include gasoline, diesel, and their blendstocks and substitutes.
We obtain carbon credits when we sell qualified biomass-based diesel into California. During 2020, California LCFS carbon credits ranged from $167.50 per metric ton to $218.00 per metric ton, as reported by OPIS.
Oregon Clean Fuel Program
The Oregon Clean Fuel Program was launched in 2016 and requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2015 levels by 2025. The baseline year for the program is 2015 and represents 10% ethanol blended with gasoline and 5% biodiesel blended with diesel. The Oregon Renewable Fuels Standard requires all gasoline sold in the state to be blended with 10% ethanol (E10). In addition, all diesel fuel sold in the state must be blended with at least 5% bio-based diesel. In March of 2020, the Oregon Governor issued an executive order to expand the Clean Fuel Program to achieve at least a 20% reduction from 2015 levels by 2030 and a 25% reduction by 2035. The executive order is currently in a rule making process, with a targeted effective date of January 1, 2023.

We obtain carbon credits when we sell qualified biomass-based diesel in Oregon. During 2020, Oregon OCF carbon credits ranged from $105.00 per metric ton to $155.00 per metric ton, as reported by OPIS.
Other Government Programs
According to the U.S. Department of Energy, more than 40 states have implemented various programs that encourage the use of biomass-based diesel through blending requirements as well as various tax incentives. The chart below summarizes some of the most significant programs.

Government	Program description
Canada
The federal government has a 2% nationwide requirement. In addition a number of provinces in Canada have biofuel programs (British Columbia has an LCFS, Alberta, Saskatchewan, Manitoba and Ontario have usage requirements that exceed the federal standard). The federal government is currently engaged in the rulemaking process on a nationwide Clean Fuel Standard, which may incorporate a number of carbon reducing policies.

New York	In 2019 New York passed the Community Leadership and Climate Protection Act (similar to California's AB 32) which establishes firm carbon reduction goals of 40% reductions by 2030 and 85% reductions in 2050. The state is currently undertaking a rulemaking which will establish an LCFS program for mobile source emissions and fixed source emissions.

In 2016, the City of New York adopted legislation requiring 5% biomass-based diesel blends for heating oil starting on October 1, 2017 and the blend level then moves to 10% in 2025, 15% in 2030 and 20% in 2034. Regional oil heat dealers have pledged to support 50% biomass-based diesel blends by 2030 to meet home heating requirements.
Illinois	Illinois offers a tax exemption from the generally applicable 6.25% sales tax on fuel for biomass-based diesel blends that incentivizes blending at 11% biomass-based diesel, or B11, through December 31, 2023. Illinois’ program has made that state one of the largest biomass-based diesel markets in the country.
Iowa	Iowa has a retailer’s incentive for blended fuel which has been modified over time. For 2018 through 2024, retailers earn $0.035 per gallon of 5%-10% biodiesel blends and $0.055 per gallons for 11% and above biodiesel blends. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped after the first 25 million gallons per production plant. Iowa also reduces the excise tax on fuel, by $0.024 per gallon for biodiesel blends of 11% and above.
Minnesota	Minnesota law requires a 5% biodiesel blend except during the summer months (April - September) when a 20% blend is required.
North Dakota	North Dakota offers a $0.05 per gallon sales tax incentive for retailers who sell 5% and above biodiesel blends.
Pennsylvania	Pennsylvania has adopted legislation requiring biomass-based diesel blends beginning at 2% biodiesel blends with incremental increases, provided certain feedstock or production minimums are met.
Texas	The biomass-based diesel portion of biomass-based diesel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive for 100% pure biodiesel.
Washington	The City of Seattle has a heating oil tax exemption for the portion of the heating oil that is biodiesel. Washington legislature is also in the process of developing legislation on a low carbon fuel program.
U.S. Municipalities
Many cities across the United States have set targets to reduce greenhouse gas emissions. New York, Chicago, Atlanta and 34 other cities have set emissions reduction goals of 80 percent or higher by 2050.

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
RED Program
In the European Union, or EU, the Renewable Energy Directive established a 10% target by 2020 for the use of renewable energy in the transport sector in EU member states. Given the existing limited market presence of alternative fuels or electromobility, the majority of the target has been realized through biofuels. In 2018, a revised Renewable Energy Directive, RED II, was established. RED II set a target of 14% renewables in transport and a 32% reduction of greenhouse gases, to be progressively achieved from 2021 until 2030. Biofuels produced from certain types of waste feedstocks, such as used cooking oil, benefit from extra incentives and so-called advanced feedstocks even get a specific sub-mandate. Additionally, RED II opens up new outlets such as marine fuels or renewable aviation fuels. In 2021, each of the EU Member States is in the process of ratifying RED II into national legislation. Since the adoption of RED II, the EU has introduced the “European Green Deal”, a package of new measures that are intended to align the EU's environmental goals with the Paris Accord objectives and, according, the European Commission is exploring whether to update RED II.
Trends in Market Demand and Competitive Conditions
We face competition from producers and suppliers of petroleum-based diesel fuel, other biomass-based diesel producers, marketers, traders and distributors. The size of the biomass-based diesel industry is small compared to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Our principal competitive differentiators are biomass-based diesel and RIN quality, supply reliability and price. In the United States, and Canadian biomass-based diesel markets, we compete with independent biomass-based diesel producers as well as large, multi-product companies that have greater resources than we do. Ag Processing Inc., Archer Daniels Midland Company, Cargill Incorporated, and Louis Dreyfus Commodities Group are major international agribusiness corporations and biodiesel producers with the financial, feedstock sourcing and marketing resources to be formidable competitors in the biodiesel industry. These agribusiness competitors tend to make biodiesel from virgin vegetable oils such as soybean or canola oil, which they produce as part of their integrated agribusinesses.
We also compete with several large and well capitalized producers of renewable diesel. Neste Corporation has approximately 882 million gallons of renewable diesel production capacity in Asia and Europe, a significant portion of which is imported into the United States. Neste has announced that it is in the process of expanding its renewable diesel production capacity in Singapore. Diamond Green Diesel, LLC, a joint venture between Valero Energy Corporation and Darling Ingredients Inc., operates a 275 mmgy capacity renewable diesel facility and it is in the process of expanding capacity to 675 mmgy by 2021. In January 2021, Valero Energy Corporation has announced that it will build a 470-million-gal/year renewable diesel plant in Texas with joint venture partner Darling Ingredients. We also face the prospect that petroleum refiners will be increasingly competitive with us, either by converting oil refineries to produce renewable diesel or by co-processing renewable feedstock with crude oil. Several petroleum refiners in the United States have effected conversions of their facilities from crude oil to renewables in the past year including Sinclair, Phillips 66, Holly Frontier, Marathon, and Exxon. Some of the largest refiners have started co-processing renewable feedstocks or have announced plans to do so. If refinery conversions accelerate or if co-processing expands significantly, the competition we face could increase significantly.
We also face competition in the biomass-based diesel RIN compliance market from producers of renewable diesel and in the advanced biofuel RIN compliance market from producers of other advanced biofuels, such as Brazilian sugarcane ethanol producers and producers of biogas used in transportation. Competition from imported biodiesel changed significantly in 2018, when the International Trade Commission and U.S. Department of Commerce imposed countervailing duties against unfairly subsidized biodiesel exports to the United States from Argentina and Indonesia. According to the U.S. Energy Information Administration data, renewable diesel imports from Singapore to the United States have maintained a steady rate. Imports from Singapore totaled 173 million gallons in 2018, 252 million gallons in 2019 and 280 million gallons in in 2020.
In our marketing and distribution operations, besides the integrated producers, we are also faced with competition from biomass-based diesel traders such as BP, Lincoln Energy, NGL, Shell, Vitol and others. The integrated producers and traders at times may have advantages because of logistics, feedstock accessibility and price, geographical location to customers, blending infrastructure, financial resources, and risk appetite. These same trading companies may have greater financial resources than we do and are able to take significant biomass-based diesel positions in the marketplace. These competitors are often customers and/or suppliers of ours as well.
Seasonality
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
Seasonal fluctuation in our business also occurs in the colder months when historically there has been reduced demand for biodiesel in northern and eastern U.S. markets, which are some of the primary markets in which we operate. Biodiesel typically has a higher cloud point than petroleum-based diesel or renewable diesel. The cloud point is the temperature below which a fuel exhibits a noticeable cloudiness and eventually gels, leading to fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel and lower prices for such higher cloud point biodiesel. To mitigate some of these seasonal fluctuations in demand, we have upgraded our Newton and Danville biorefineries to produce distilled biodiesel which improves cold-weather performance.
Government Regulations

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
Human Capital
As of December 31, 2020, we had 793 employees located in the United States and 102 employees located internationally. None of our U.S. employees are represented by a labor organization or under any collective bargaining agreements.

We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and an employment package intended to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety.

We believe that an equitable and inclusive environment with diverse teams is crucial to our efforts to attract and retain key talent and produces more creative solutions and innovative products and services. In 2020, we launched certain programs aimed at building an equitable and inclusive culture through a variety of diversity and inclusion initiatives.
Intellectual Property
We own a significant number of U.S. and international patents and expect to file additional patent applications as we continue to pursue technological innovations. We have also developed trade secrets to protect our production know-how, particularly in the field of processing low-cost feedstocks.
Executive Officers of the Registrant
Cynthia J. Warner, age 62, has served as our President and Chief Executive Officer since January 2019. Ms. Warner was Executive Vice President, Operations for Andeavor (formerly known as Tesoro Corporation) from August 2016 until Andeavor's acquisition by Marathon Petroleum Corporation in October 2018. Prior to that, Ms. Warner served as Andeavor's Executive Vice President, Strategy and Business Development, since October 2014. From 2012 to August 2014, Ms. Warner was Chairman and Chief Executive Officer of Sapphire Energy, Inc. and she continued to serve as Chairman through February 2015. From 2009 to 2011, Ms. Warner was President of Sapphire Energy. From 2007 to 2009, she was Group Vice President, Global Refining, at BP plc. Ms. Warner has served as a member of the Board of Directors of IDEX Corporation (NYSE: IEX) since February 2013 and of Sempra Energy since June 2019. She is also a member of the National Petroleum Council. Ms. Warner has a Bachelor of Engineering degree in Chemical Engineering from Vanderbilt University and an MBA from Illinois Institute of Technology.
Todd Robinson, age 55, has served as our Interim Chief Financial Officer since December 2020. Mr. Robinson has served as our Treasurer since April 2016, and served as Director, Investor Relations of the Company since February 2014. Prior to joining REG, Mr. Robinson spent more than 25 years in banking, investment, finance and treasury operations at companies including Wells Fargo, Deloitte, Pioneer Hi-Bred International, Pella Corporation, and HSBC Securities (USA), Inc. Mr. Robinson holds a bachelor’s degree from Iowa State University - College of Business.

Brad Albin, age 58, has served as our Vice President, Manufacturing since February 2008. Mr. Albin joined REG in 2006. From 2002 to 2006, Mr. Albin served as Executive Director of Operations for Material Sciences Corporation, where he directed multi-plant operations for automotive and global appliance industries. From 1996 to 2002, Mr. Albin was the Vice President of Operations for Griffin Industries. Mr. Albin has over 25 years of experience in executive operations positions in multi-feedstock biomass-based diesel, chemical, food and automotive supplier companies, such as The Monsanto Company, The NutraSweet Company and Griffin Industries. Mr. Albin was a charter member of the National Biodiesel Accreditation Committee. Mr. Albin is a current director on two boards where REG has investments and was previously on the Board of Managers for Petrotec GmbH before REG acquired full ownership in 2017.  Mr. Albin was previously the President and Vice President of the Iowa Renewable Fuels Association from 2011-2013. In November 2014, Mr. Albin completed the Advanced Management Program from the University of Chicago Booth School of Business and he holds a B.S. in Chemistry from Eastern Illinois University.
Eric M. Bowen, age 49, has served as our General Counsel and Corporate Secretary since April 2020. Prior to becoming our General Counsel, Eric served as our Vice President, Corporate Business Development & Legal Affairs from January 2013 to April 2020, and led the REG Life Sciences business unit since January 2014 until the sale of the business unit in May of 2019. From June 2010 to January 2013, Mr. Bowen served as our Executive Director, Corporate Business Development and Legal Affairs. From 2005 to June 2010, Mr. Bowen was Founder, President and CEO of Tellurian Biodiesel, Inc., which was acquired by the Company. Prior to entering the biodiesel industry, Mr. Bowen practiced corporate and securities law in Silicon Valley. For 15 years, Mr. Bowen has been at the forefront of the development of the biodiesel and renewable diesel industries. Mr. Bowen was a founding member of the California Advanced Biofuels Alliance and served as the founding Chairman from 2007 to 2012. He also served as Chairman of the San Francisco Biodiesel Taskforce and as a member of the California LCFS Advisory Panel. Mr. Bowen has served as a member of the Board of Directors of a company in which REG has invested since November 2013. Mr. Bowen holds a J.D. from the University of California, Berkeley and a B.A. from the University of Oregon Honors College.
Available Information
Our internet address is http://www.regi.com. Through that address, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the U.S. Securities and Exchange Commission. The information contained on our website is not included in, or incorporated by reference into, this annual report on Form 10-K.

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
One of the most important of these programs is the RFS2, a federal law that requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the U.S. Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes biomass-based diesel and advanced biofuel. The parties obligated to comply with this RVO, are petroleum refiners and petroleum fuel importers.
The petroleum industry is strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for biomass-based diesel was set at steadily rising levels beginning at 1.00 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO for biomass-based diesel was constrained from 2017 through 2019, as the biomass-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020 and 2021, the EPA set the biomass-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO has been set at 5.04 billion gallons which represents zero growth in the advanced biofuels category after taking into account the increase in the cellulosic volumes. We believe that growth in the annual RVOs strongly influences our ability to grow our business and supports the price of our fuel through the RINs. The EPA's future decisions regarding the RVO will significantly influence our revenues and profit margins.
The RFS2 also grants to the EPA authority to waive a qualifying refiner's obligation to comply with RFS2, through a small refinery exemption ("SRE"), based on a determination that the program is causing severe economic harm to that refinery. SREs can significantly harm demand for biomass-based diesel and the value of RINs. In December 2019, the EPA issued a ruling on the reallocation of the required volumes under RFS2 in an attempt to offset the effect of the SREs. The ruling detailed the intent to redistribute the exempt volumes granted through the SRE to non-exempt obligated parties. This redistribution will be calculated on a three-year rolling average, based on the U.S. Department of Energy ("DoE") recommended relief. The EPA has consistently granted more relief through small refinery waivers than recommended by the DoE.

The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of February 18, 2020, according to the EPA's website:

	2020	2019	2018	2017	2016	2015
Petitions received	16	32	44	37	29	28
Petitions granted	—	2	32	35	19	7
Petitions denied or withdrawn	—	—	9	1	8	18
Petitions pending	16	30	3	1	2	3
Estimated volume of fuel exempted (million gallons)	—	—	13,420	17,050	7,841	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	—	318	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	—%	7.4%	9.4%	4.3%	1.7%

We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly affected the demand and price of RINs as the average price of D4 (Biomass-based diesel classification) RINs fell from $0.57 to $0.40 during 2019 according to OPIS data. If the EPA continues this practice, it will harm demand and price of RINs and thus our profitability.
Subsequent to the EPA's December 2019 ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process the EPA had been using to grant SREs. The EPA also denied 54 retroactive waivers filed for periods 2011-2018. There are 14 remaining waivers that are still to be decided on by the EPA. We believe these actions have increased RIN values. In January 2021, the Supreme Court of the United States agreed to review the 10th Circuit Court's ruling on the SRE matter. There is no certainty of the outcome of the review at this time. The EPA could change their procedures to permit more SREs and that has the potential to cause further harm to RIN values.
The COVID-19 pandemic and measures to address the pandemic have severely affected demand for gasoline and diesel, reducing demand for 2020 RINs for RFS compliance. RVO compliance obligations are based on the volume of sales of gasoline and diesel of a party that is subject to RFS2's volume requirements, or obligated party. As those volumes decrease, there is a corresponding decrease in the volume of RINs required for RFS compliance. As such, if the effects of COVID-19 on fuel demand continue throughout 2021, we expect that demand for the RINs we produce will decrease and for those RINs to have lower values, which would harm our profitability.
Several Governors have petitioned the EPA to use its general waiver authority to reduce the 2020 RVO in response to COVID-19 economic disruptions. Should the EPA use its general wavier authority to reduce RVO requirements, we expect that this would harm demand for and the value of biomass-based diesel and RINs, which would harm our revenues and earnings.
As of the date of this report, the EPA has not issued the 2021 RVO. This was to be issued in 2020 and it is uncertain when the EPA will issue the RVO and at what level the 2021 RVO will be.
The U.S. Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the EPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. In addition, while Congress specified RFS2 volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

Loss of or reductions in federal and state government tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
Federal and state tax incentives have assisted the biomass-based diesel industry by making the price of biomass-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel. In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for 11% and above blends. Iowa also has a biomass-based diesel production incentive that provides $0.02 per gallon of production capped at the first 25 million gallons per production plant. The biodiesel and renewable diesel ("RD") portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% biodiesel blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. Both Illinois and Iowa have pending legislation that proposes modifying existing incentives and adding usage requirements. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard ("LCFS"); adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $380.8 million in 2020. The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In 2020, LCFS credit prices ranged from a high of $218 per credit in February to a low of $168 per credit in March. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of the COVID-19 pandemic, if the fuel produced is deemed not to qualify for LCFS credits; or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $461.5 million in 2020. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce GHG emissions associated with such fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our biomass-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of biomass-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of the COVID-19 pandemic, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

The COVID-19 pandemic may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy. While we did not incur significant, unmanageable operational or financial disruptions during the year ended December 31, 2020 from the COVID-19 pandemic and measures to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.
We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:
•a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;
•limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;
•the complete or partial closure of one or more of our manufacturing facilities;
•the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our product;
•suspension of renewable fuel and/or low carbon fuel policies;
•limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;
•decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and
•Our management of the impact of COVID-19 has and will continue to require significant investment of time and may cause the Company to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We derive a substantial portion of our profitability from the production of RD at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
RD carries a premium price compared to biodiesel as a result of a variety of factors including its ability to be blended with petroleum diesel, better cold weather performance, and generation of more RINs on a per gallon basis. We estimate that our RD production in Geismar, Louisiana generated a significant portion of our net income from continuing operations and our non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, ("EBITDA") for 2020 and 2019. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to any reason, it would have a disproportionately significant and material adverse impact on our operations and financial conditions.

Our planned capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, which could have a negative effect on revenues and operations.
In October 2020, we announced a plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. The sale of equity or debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict operations or ability to incur further indebtedness. There is no guarantee that we will obtain the funds necessary to complete this project in a timely manner or on terms acceptable to us or that the project will be completed timely or within budget. If we are unable to obtain such funds in a timely manner or at all, if the cost of such funds is higher than we anticipate, if there are cost overruns or construction delays, or if we are not able to obtain the governmental permits and third party easements required or necessary to initiate or complete the project, there could be a negative effect on our revenues and operations.

Increased industry-wide production of biodiesel due to potential utilization of existing excess production capacity, announced plant expansions of RD and potential co-processing of RD by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm our revenues and operations.
If additional volumes of advanced biofuel RIN production comes online and the EPA does not increase the RVO in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2.  In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.
According to the EPA, in 2018, 4.1 billion gallons per year of biomass-based diesel production capacity in the United States were registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.
Additionally, several leading biomass-based diesel companies have announced their intention to expand production of RD for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of RD, is expanding its 275 mmgy capacity by 400 mmgy as well as planning an additional 470 mmgy biorefinery in Texas. Neste, the largest global producer of RD, has announced that it is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast. Traditional petroleum refiners are also planning to enter the RD market with Holly Frontier, Marathon Petroleum and Philips 66 announcing new biorefineries or the conversion of existing refineries to RD production facilities.
Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed RD, or CPRD. CPRD uses the same feedstocks to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel, particularly biodiesel.
If production of competitive advanced biofuels increases significantly as a result of utilization of existing excess production capacity or new capacity as described above, competition for feedstocks would increase significantly, harming margins. Furthermore, if supply of advanced biofuels exceeds demand, prices for RD and for RINs and other credits may decrease significantly, harming profitability and potentially forcing us to idle facilities.

Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially.
Biomass-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, biomass-based diesel prices have been heavily influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, more so than biomass-based diesel production costs. The absence of a close correlation between production costs and biomass-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. If there is a decrease in the spread between biomass-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or as a result of a reduction in biomass-based diesel and credit prices, gross margins, cash flow and operations would be adversely affected.
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices decreased signficantly in 2020 as a result of the COVID-19 pandemic, ranging from a high of $2.06 per gallon to a historic low of $0.61 per gallon.
In addition, an element of the price of biomass-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the biomass-based diesel category, as reported by the Oil Pricing Information System ("OPIS"), have been highly volatile in 2020, ranging from $0.37 to $1.03 per RIN, while in 2019, RIN prices ranged from $0.32 to $0.65 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our biomass-based diesel.
A decrease in the availability or an increase in the price of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market, environmental, and regulatory factors. During periods when the BTC has lapsed, biomass-based diesel producers may elect to continue purchasing feedstock and producing biomass-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. Increasing production of biomass-based diesel puts pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty in procuring feedstocks at economical prices if competition for biomass-based diesel feedstocks increases due to newly added capacity.
Historically, the spread between biomass-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.37 in 2018, $0.97 in 2019 and $1.12 in 2020, assuming eight pounds of choice white grease yields one gallon of biomass-based diesel.

The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.74 in 2018, $0.59 in 2019 and $0.70 in 2020, assuming 7.5 pounds of soybean oil yields one gallon of biomass-based diesel. For each year 2018, 2019 and 2020, approximately 77%, 71% and 65%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 23%, 29% and 35%, respectively, was virgin vegetable oils. When the spread between biomass-based diesel prices and feedstock prices narrows, our profitability will be harmed.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and biomass-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as distillers corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ULSD. The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts as well as the cumulative sum of the obligations we assume under these contracts.
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management gains of $36.9 million from our derivative financial instrument trading activity for the year ended December 31, 2020, compared to risk management losses of $28.9 million for the year ended December 31, 2019. At December 31, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under our open risk management contracts were approximately 50.4 million gallons, 27.0 million pounds and 3.2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $7.5 million on the fair value of these instruments at December 31, 2020. A 10% positive change in the price of CBOT Soybean Oil would have had a negative effect of $1.1 million on the fair value of these instruments at December 31, 2020. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 19%, 17% and 18% of our total biodiesel gallons sold in each of 2020, 2019 and 2018, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of biomass-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, including climate change, which may disrupt our business and increase costs and liabilities.
Because biomass-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and there was a fire at our Madison facility in June 2017. As a result of these fires, people were injured, and the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
The operations at our facilities are also subject to the risk of natural disasters. Our Houston and Geismar facilities, due to their Gulf Coast locations, are vulnerable to hurricanes and flooding, which may cause plant damage, injury or death to employees and others and interruption of operations. For example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our Houston facility as a result of Hurricane Harvey in August 2017. A majority of our facilities are located in the Midwest and are subject to tornado activity. In addition, California has become one of our largest markets, serviced by our Geismar and Midwest facilities. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to California. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
If we experience a fire or other serious incident at our facilities or if any of our facilities is affected by a natural disaster, we may incur significant additional costs, including, loss of profits due to unplanned temporary or permanent shutdowns of our facilities, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, legal and reconstruction expenses. The incurrence of significant additional costs would harm our results of operations and financial condition.

In addition to biodiesel and RD, we store and transport petroleum-based fuels.  The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
We store fuel in above ground storage tanks and transport fuel in our own trucks as well as with third-party truck and rail carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing fuel. These hazards and risks include, but are not limited to, accidents, fires, explosions, spills, discharges, and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to property. Any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in a highly competitive industry and expect that competition in our industry will increase.
The biomass-based diesel industry primarily comprises smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses and increasingly, integrated petroleum companies producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors and refiners, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In Europe, we compete directly with Greenergy, KFS, Mercuria, Neste and Sunoil. Our indirect competitors in the European market are British Petroleum, Cargill, Shell and Vitol.
In addition, petroleum refiners across the globe are increasingly entering into the biomass-based diesel or advanced biofuels business, and many petroleum refiners are converting their existing plants to produce biofuels. Such petroleum refiners include Neste Corporation RD production capacity in Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture in the United States. In addition, petroleum refiners such as British Petroleum, Eni SPA, Holly Frontier, Philips 66, Marathon Petroleum, Repsol, Saras SRS, Sinclair, and Total SE, have announced that they have begun or have plans to begin producing renewable diesel at a new facility or at a current refinery and/or co-processing biomass-based diesel or advanced biofuels at certain of their refineries. All of these named competitors and potential competitors may have greater financial resources than we do and may be able to produce biomass-based diesel at a lower cost than we do due to their integrated operations or greater refining capacity.
According to EIA's Short Term Energy Outlook projections, production of biomass-based diesel and advanced biofuels business is expected to increase by 19% in 2021 as compared to 2020. The increased production of biomass-based diesel or advanced biofuels may increase the demand and prices for feedstocks and other inputs which may materially adversely affect our profitability and results of operations.
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

We are dependent upon one supplier to provide hydrogen necessary to execute our RD production process and the loss of this supplier could disrupt our production process.
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
Advances in the process of converting oils and fats into biodiesel and RD, including CPRD, could allow our competitors to produce biomass-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce biomass-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"), whose standards for biomass-based diesel and biomass-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient, and our ability to produce biomass-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.
We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets in the United States and in select foreign countries to protect our intellectual property. Effective patent, copyright, trademark and trade secret protection may be unavailable, limited or not obtained in some countries.
We rely in part on trade secret protection to protect our knowhow, confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. For example, we require new employees and consultants to execute confidentiality agreements upon the commencement of their employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that knowhow and inventions conceived by the individual in the course of rendering services to us are our exclusive property. Nevertheless, these agreements may be breached, expire, or may not be enforceable, and our proprietary information may be disclosed. Despite the existence of these agreements, third parties may independently develop equivalent proprietary information and techniques.
It may be difficult to protect and enforce our intellectual property and litigation initiated to enforce and determine the scope of our proprietary rights can be costly and time-consuming. Adverse judicial decision(s) in any legal action could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.
A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a third party claim, if successful, could secure a judgment that requires us to pay substantial damages limits our operations.

Increases in transportation costs or disruptions in transportation services could have a material adverse effect on our business.
Our business depends on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors. Prices per Platts Group 3 (Midwest) increased moderately throughout 2019 with the prices approaching two dollars at the end of the year. Prices decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased through mid-November and then increased more rapidly ending the year at $1.46.

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
If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, our gross margins may be materially adversely affected. If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed and any such delay or failure could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel and other personnel, and the loss of these personnel could adversely affect our business and results of operations.
Our success depends on the abilities, expertise, judgment, discretion, integrity and good faith of our management and employees. We are highly dependent upon key members of our relatively small management team and employee base that possess unique technical skills for the operation of our facilities and the execution of our business plan. The inability to retain our management team and employee base or attract suitably qualified replacements and additional staff could adversely affect our business. The loss of employees could delay or prevent the achievement of our business objectives and have a material adverse effect upon our results of operations and financial position.

We may encounter difficulties in integrating the businesses we acquire, including our international businesses where we have limited operating history.
We may face significant challenges in integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions. Our integration of acquired businesses involves a number of risks, including:
•difficulty in integrating the operations and retaining of personnel of the acquired company;
•difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;
•demands on management related to the increase in our size after an acquisition and integration of the acquired business and personnel;
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
•the incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
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
•the incurrence of significant exit charges if products or services acquired in business combinations are unsuccessful;
•challenges caused by distance, language, cultural differences, political economic and social instability;
•difficulties in protecting and enforcing our intellectual property rights;
•the inability to extend proprietary rights in our technology into new jurisdictions;
•currency exchange rate fluctuations and foreign tax consequences;
•general economic and political conditions in foreign jurisdictions;
•foreign exchange controls or U.S. tax laws in respect of repatriating income earned outside the United States;
•compliance with the U.S.'s Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption regulations, and
•higher costs associated with doing business internationally, such as those associated with complying with export, import regulations and trade and tariff restrictions.

Our failure to successfully manage and integrate our acquisitions could have an adverse effect on our operating results, ability to recognize international revenue, and our overall financial condition.

We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operation of our facilities may harm our operating performance.
The machines and equipment that we use to produce our products are complex, have many parts and some operate on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts and components. In addition, our facilities require periodic shutdowns to perform major maintenance and upgrades. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues as a result of changes to equipment, operational and mechanical processes made during the shutdown.

Growth in the use, sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.
While RD has the same chemical composition as petroleum diesel and can utilize the same distribution infrastructure, biodiesel has a different chemical composition and may require separate or additional infrastructure. Growth in the biodiesel market depends on continued development and expansion of infrastructure for the distribution of biodiesel, which may or may not occur and which is outside of our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components, and the increased production of biodiesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition.

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

Failure to comply with governmental and state regulations, including EPA requirements relating to RFS2, BTC, LCFS and other programs or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.
The biomass-based diesel industry is subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. In addition, we are subject to similar laws and regulations in Europe and Canada for the renewable fuels we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures.
Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance. Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS2, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. In 2014, the EPA issued a final rule to establish a quality assurance program and the EPA also implemented regulations related to the generation and sale of biomass-based diesel RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

RD fuel is superior to biodiesel in certain respects and if RD production capacity increases to a sufficient extent, it could largely supplant biodiesel; we may not be successful in expanding our RD production capacity.
RD is not as widely available as biodiesel, but it has certain characteristics that favorably distinguish it from biodiesel and as a result renewable diesel carries a price premium compared to biodiesel. For example, RD has very similar chemical properties to petroleum-based diesel, which permits 100% RD (unlike 100% biodiesel) to flow through the same fuel storage and distribution network as petroleum diesel. RD can be used in its pure form in modern engines rather than as a blend with petroleum diesel and has similar cold weather performance as petroleum diesel. RD and CPRD may receive 1.6 or 1.7 RINs per gallon, whereas biodiesel receives 1.5 RINs per gallon. As the value of RINs increases, this RIN advantage makes RD more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If RD proves to have superior performance characteristics and is more cost-effective than biodiesel, revenues from our biodiesel plants and our results of operations would be adversely impacted.

Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petroleum-based diesel fuel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. While newer diesel engines are believed to eliminate any such increase, emissions from older vehicles may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market biodiesel.
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California adopted regulations that limit the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or RD, which would negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.
In addition, there may also be requirements of fleet and retail fueling station owners to reduce nitrogen oxide emissions. The requirements relate to the type of vehicle and age of the vehicle. These requirements could result in additional costs for the operators and therefore may make the use of biodiesel less attractive, which could negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the biomass-based diesel industry.
At December 31, 2020, our total term debt before debt issuance costs was $67.0 million. This includes $47.1 million aggregate carrying value on our $59.6 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At December 31, 2020, our total term debt also includes borrowings at our Ralston facility of $13.2 million and at REG Capital LLC. of $6.7 million. At December 31, 2020, we also had undrawn availability under our lines of credit, as discussed below.
Our indebtedness could:
•require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
•increase our vulnerability to general adverse economic and biomass-based diesel industry conditions, including interest rate fluctuations, because a portion of our revolving credit facilities are and will continue to be at variable interest rates, and
•limit our flexibility in planning for, or reacting to, changes in our business and the biomass-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt.
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

We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 31, 2020, we had $149.7 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indenture governing the 2036 Convertible Senior Notes does not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. We currently expect to fund the estimated $825 million of capital expenditures in connection with the expansion of our Geismar, Louisiana facility with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. If we are unable to complete the expansion within the estimated budget, we will require additional funds to do so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes in cash or to repurchase the convertible notes for cash upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to repurchase the convertible notes.
We may settle conversion of the 2036 Convertible Senior Notes in cash, shares of our common stock, or a combination of cash and stock. If we choose to use our common stock to settle conversions, dilution to existing stockholders can result. If we choose to use cash to settle conversion, we will need to use available cash, which will result in our inability to use that cash for other purposes such as our capital expenditures.
Holders of the 2036 convertible Senior Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change, as defined in the indenture governing the notes, at a repurchase price generally equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any. In addition, holders of the 2036 Convertible Senior Notes have the right to require us to repurchase their notes on each of June 15, 2021, June 15, 2026 and June 15, 2031 at a repurchase price generally equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2036 Convertible Senior Notes.

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
All of our principal assets, including our biomass-based diesel production facilities, are owned by subsidiaries and some of these subsidiaries are subject to loan covenants that generally restrict them from paying dividends, making distributions or making loans to us or to any other subsidiary. These limitations will restrict our ability to repay indebtedness, finance capital projects or pay dividends to stockholders from our subsidiaries' cash flows from operations.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount of revolving commitments that we may borrow under the M&L and Services Revolver is $150.0 million. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $15 million. As of December 31, 2020, availability under the M&L and Services Revolver was approximately $149.7 million. However, it is possible that excess availability under the Revolving Credit could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of December 31, 2020, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.368, which was less than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
•the effects of the COVID-19 pandemic and measures to address the pandemic;
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

If we fail to maintain effective internal control over our financial reporting and financial forecasting, we may not be able to report our financial results accurately, provide accurate financial guidance or prevent fraud, and if we fail to maintain effective internal governance and conduct policies, such as our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy, or if our employees fail to adhere to such policies, we may be unable to maintain a proper control environment. If any of these failures occur, our business could be harmed, our stockholders could lose confidence in our financial reporting and financial guidance or our business integrity and we could suffer negative regulatory scrutiny or media attention, which could negatively impact the value of our stock.
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

As a result of the matters discussed in the explanatory note to the Form 10-K/A filed by us on February 25, 2021, we concluded that our previously issued audited consolidated financial statements for fiscal years ended December 31, 2019 and 2018, each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during such years, and related disclosures, as well as our unaudited condensed consolidated financial statements and related disclosures for the quarterly periods ended March 31, June 30 and September 30, 2020, should be restated. As a result of these restatements and the errors that resulted in these restatements, we are subject to additional risks and uncertainties, including potential litigation and loss of investor confidence.
In connection with this restatement of our historical consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2020. For further discussion of the material weakness, please see Item 9A of this report, “Controls and Procedures.”
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
Further, effective financial forecasting is necessary for us to provide reliable financial guidance. The process of providing accurate financial guidance may be expensive and time consuming, may require significant attention from management, and is inherently uncertain. Nevertheless, the failure to do so accurately may harm our business or our reputation and could negatively impact the value of our stock. For example, in the second quarter of 2020, we identified errors in our financial guidance model that led to our June 23, 2020 announcement of a revised outlook for the second quarter of 2020, which announcement was followed by a drop in the price of our stock.
It is also necessary for our employees, and in particular our senior officers, to adhere to all of our internal governance and conduct policies, including our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy. Failure to adhere to our policies could result in negative regulatory scrutiny or media attention or otherwise harm our reputation and cause stockholders to lose confidence in our business integrity or management. For example, in connection with an internal investigation into the series of events that led to our June 23, 2020 announcement of a revised outlook for the second quarter of 2020, we uncovered certain violations of our policies by senior officers, which resulted in disciplinary actions and remediations for the officers involved. The investigation also prompted a review of all of our internal policies and codes of ethics, which is resulting in a number of revisions intended to further strengthen them and their associated assurance processes. Any failure to maintain these policies or failure by our employees, and in particular our senior officers, to adhere to these policies could still result in harm to our reputation and could negatively impact the value of our stock.

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
Holders
As of January 31, 2021, there were approximately 1,492 holders of record of our common stock.
Dividends
Our Board of Directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock for the foreseeable future.
Performance Graph
The following performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.
On May 15, 2018, we were added to the S&P SmallCap 600 index. The following graph shows a comparison of the cumulative total returns for the last 5 years to December 31, 2020 for us, the Elements MLCX Biofuels ETN Index, the Russell 3000 Index and the S&P SmallCap 600. The graph assumes that $100 was invested on December 31, 2015 in our common stock, the Elements MLCX Biofuels ETN Index, the Russell 3000 Index and the S&P SmallCap 600 assuming all dividends were reinvested.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
REGI	$100.00	$104.41	$127.02	$276.64	$290.10	$762.33
Elements MLCX Biofuels ETN	100.00	102.00	93.33	83.47	82.00	88.00
Russell 3000	100.00	110.42	131.23	122.06	156.89	186.42
S&P SmallCap 600	100.00	124.74	139.38	125.78	152.02	166.57
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2018, January 2019, and February 2020, the Company's board of directors approved repurchase programs of up to $75.0 million, $75.0 million, and $100.0 million, respectively, of the Company's convertible notes and/or shares of common stock (the "2018 Program", "2019 Program" and "2020 Program"). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors.
The Company made no share repurchases during the quarter ended December 31, 2020.
ITEM 6.    Selected Financial Data
The Securities and Exchange Commission enacted amendments, effective February 10, 2021, to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. The amendments are effective for fiscal years ending on or after August 31, 2021 and early adoption is permitted. Specifically, the requirement for Item 6, Selected Financial Data, has been eliminated. We have evaluated the impact of the final rule and early adopted the amendment. As a result, selected consolidated financial data disclosures have been removed.
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
Objective
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
In addition to our acquisition of Keck Energy in September 2018, we opened our first REG branded fueling station in July 2019 adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets, local diesel vehicle owners. In June 2020, we entered into an agreement with a third party pursuant to which it agreed to exclusively sell REG branded fuels at certain of its cardlock locations. These are the initial parts of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and renewable diesel; and increased demand for our biodiesel via sales of 100% pure biodiesel, or B100, to end consumers.
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery to approximately 340 million gallons per year. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowing under our credit facilities, offerings of equity and debt or from other sources. The sale of equity or debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. There can be no guarantee that we will be able to obtain the funds necessary to complete this project in a timely manner or on terms acceptable to us or increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget or at all. The expansion is subject to a number of conditions and risks.
We believe that the execution of these strategies will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
We own and operate a network of 12 biorefineries. Ten biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel, one produces renewable diesel (“RD”). Our twelve biomass-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year (“mmgy”). In August 2019, we closed our New Boston, Texas biorefinery, which had a nameplate capacity of 15 mmgy.
We are a lower carbon biomass-based diesel producer. We primarily produce our biomass-based diesel from a wide variety of low carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce biomass-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks at most of our facilities provides us with a cost advantage over many biomass-based diesel producers, particularly those that rely primarily on higher cost virgin vegetable oils.
We also sell petroleum-based heating oil and diesel fuel, which enables us to offer a variety of fuel products to a broader customer base. We sell heating oil and ultra-low sulfur diesel, or ULSD, at terminals throughout the northeastern United States, as well as BioHeat® blended heating fuel at one of these terminal locations. In 2018, we expanded our sales of biofuel blends to Midwest and West Coast terminal locations and look to potentially expand in other areas across North America and internationally.
In May 2019, we sold the core assets of REG Life Sciences that comprised our Renewable Chemicals segment. As a result, the former Renewable Chemicals segment and the operations of the Renewable Chemicals segment have been classified as discontinued operations for all periods covered by this report.
The table below reflects our gallons sold during the years ended 2020 and 2019 (totals may not foot due to rounding).

		Gallons sold (millions)
		Year ended December 31, 2020	Year ended December 31, 2019
REG-produced biomass-based diesel:
	Biodiesel - United States	375.2	365.3
	Biodiesel - International	50.1	45.5
	Renewable diesel	76.4	77.5
		501.7	488.3
Third party biomass-based diesel:
	Biodiesel	20.9	36.0
	Renewable diesel	39.8	39.2
		60.7	75.2

Petroleum-based diesel		88.1	136.9
Total		650.5	700.3
Our businesses are organized into three reportable segments - the Biomass-based Diesel segment, the Services segment and Corporate and Other.
Biomass-based Diesel Segment
Our Biomass-based Diesel segment includes:
•the operations of the biomass-based diesel production refineries as included in Item 2 of Part I of this document;
•purchases and resales of biomass-based diesel, sales of biodiesel and renewable diesel blended with petroleum-based diesel, RINs and LCFS credits, and raw material feedstocks acquired from third parties;
•sales of biomass-based diesel produced under toll manufacturing arrangements with third party facilities using our feedstocks; and
•incentives received from federal and state programs for renewable fuels.
We derive a small portion of our revenues from the sale of co-products of the biomass-based diesel production process. In 2020 and 2019, our revenues from the sale of co-products were less than five percent of our total Biomass-based diesel segment revenues. During 2020 and 2019, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 5% and 10% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINS, for each gallon of biomass-based diesel we produce. RINs are used to track compliance with the RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of biomass-based diesel we sell. When we attach RINs to a sale of biomass-based diesel gallons, a portion of our selling price for a gallon of biomass-based diesel is generally attributable to RFS2 compliance, but no cost is allocated to the RINs generated by our biomass-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of biomass-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Consolidated Balance Sheet. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our biomass-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties. The value of RINs significantly decreased during the first quarter of 2019 and remained relatively low through the first half of 2020, which we believe was influenced by record level of Small Refiner Exemptions ("SREs") from RIN compliance requirements for 2016, 2017, and 2018. The prices of RINs started to move up in the second half of 2020 in part due to the 10th Circuit Court of Appeals ruling invalidating the process the EPA had been using to grant SREs.

The table below summarizes our RINs balances available to be sold and the median closing price per RIN at December 31, 2020 and 2019 according to OPIS:

	Quantity		OPIS Median Closing Price per RIN
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Biomass-based diesel RINs	3,962,710	7,196,022	$1.02	$0.40
Advanced biofuels RINs	817,464	2,008,689	$1.02	$0.40
We generate LCFS credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of biomass-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the biomass-based diesel production. Therefore, no cost is allocated to an LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the biomass-based diesel produced or held by us. LCFS prices increased throughout 2019 and were near all time high prices at the end of 2019. In 2020 prices remained high relative to historic prices throughout the year, only declining for short periods of time. We believe these high prices were largely attributable to growing demand for LCFS credits.
The below table summarizes the approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at December 31, 2020 and 2019 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
California LCFS	2,618	2,366	$199.00	$205.50
Oregon LCFS	8,967	4,073	$123.00	$152.50
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
Corporate and Other Segment
Our Corporate and Other segment includes:
•trading activities related to petroleum-based heating oil and diesel fuel;
•corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy and other administrative costs, including management service expenses; and
•income/(expense) activities not associated with the reportable segments, such as corporate general and administrative expenses and shared service expense.
Impact of COVID-19 on Our Business
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.
In response to the outbreak and business disruption, we have prioritized the health and safety of our employees. We have established a COVID-19 Emergency Response Team ("ERT") to monitor the health of our employees and mitigate the infection risk of our employees. Based on input from the ERT, we have implemented several initiatives in response to the COVID-19 pandemic, such as a remote workplace requirement for all office and administrative employees, social distancing protocols for our production employees and any visitors to our facilities, additional paid time off for employees as needed in order to deal with health or family issues related to COVID-19, and a temporary ban on discretionary business travel.
To date, biodiesel and renewable diesel have been confirmed as essential businesses and have continued to operate throughout the pandemic. As more states, counties and schools have been re-opening and with the distribution of COVID-19 vaccines, we do not anticipate having to curtail or cease our operations in the foreseeable future.

The demand for fuels has been significantly impacted by COVID-19, but is expected to recover in 2021.
Based on information available as of the date of this report, we expect the COVID-19 pandemic to have the following impacts on our revenues and margins in 2021:
•Although more states and counties continue to re-open and distribute vaccinations for COVID-19, the significant decline in demand for fuels is expected to continue;
•the supply-side shock from oil production increases coupled with the demand-side impact of the COVID-19 pandemic drove oil prices to historic lows and raised uncertainty for the direction of energy prices in the near-future;
•we expect a significant reduction in the supply of low carbon feedstocks and corresponding higher prices, particularly corn oil and used cooking oil, due to significant market disruptions related to COVID-19; and
•we anticipate the price of RINs and the value of LCFS credits to experience pressure and volatility as the demand for fuel continues to decrease during the imposition of containment measures.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the duration and severity of the pandemic evolves. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not currently plan or anticipate any changes to our workforce due to COVID-19.
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
The RFS2 biomass-based diesel requirement was implemented in 2010, stipulating volume requirements for the amount of biomass-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—biomass-based diesel, advanced biofuel and renewable fuel. The final RVO targets for the biomass-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

	2016	2017	2018	2019	2020	2021
Biomass-based Diesel	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons	2.43 billion gallons
Total Advanced Biofuels	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	5.04 billion RINs*	N/A
*Ethanol equivalent gallons
As of the date of this report, the EPA has not issued the 2021 RVO. This was to be issued in 2020 and it is uncertain when the EPA will issue the RVO and at what level the 2021 RVO will be.
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
As a result of this history of retroactive reinstatement of the BTC, we and many other biomass-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The reinstatement of the 2018 and 2019 BTC resulted in an $483 million net benefit to our net income for the year ended December 31, 2019. The BTC net benefit was allocated to the corresponding quarterly non-GAAP adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") when the business giving rise to the retroactive credit was conducted. For the years ended December 31, 2019 and 2018, the reinstatement of the 2018 and 2019 BTC resulted in a net benefit to our Adjusted EBITDA of $254 million and $229 million, respectively.
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
Regulatory and legislative factors also influence the price of biomass-based diesel. LCFS credits, established by the California Low Carbon Fuel Standard regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California and the Oregon Clean Fuel Program, which requires a 10% reduction of the average carbon intensity of Oregon’s transportation fuels from 2015 levels by 2025, has had an increasing impact on our biomass-based diesel pricing. In addition, biomass-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our biomass-based diesel pricing. The following table shows for 2018, 2019 and 2020 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS in terms of dollars per gallon.
At the beginning of 2020, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $0.60 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel grew to $1.53 per gallon at the end of December 2020. It reached a high of $1.55 per gallon of biodiesel in December 2020 and a low of $0.56 per gallon in January 2020. In the first half of 2020, the value of RINs was negatively impacted by the overall decrease in demand for refined fuels and hence RVO due to the COVID-19 pandemic, but recovered in the second half of 2020. We believe that the increase of RIN values toward the end of 2020 was influenced by the 10th circuit ruling on restricting SRE waiver grants by the EPA, as well as the denial of 54 retroactive waivers for SREs that were filed in 2020 for periods 2011 through 2018. The Supreme Court of the United States agreed in January 2021 to review the ruling. The decision of the Supreme Court could cause volatility in the price of RINs in 2021. In addition, prices for soybean oil and other feedstocks increased in 2020, as a result, increasing RIN values. During 2019, we believe that the value of RINs was heavily influenced by record levels of SREs from RIN compliance requirements for 2016, 2017, and 2018. We enter into forward contracts to sell RINs and we use risk management position limits to manage RIN exposure.
During 2020 and 2019, feedstock expense accounted for 80% and 79% of our direct production cost, respectively. Methanol and chemical catalysts expense accounted for 3% and 4%, and 3% and 3% of our costs of goods sold, respectively.
Feedstocks for biomass-based diesel production, such as distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of biomass-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: biomass-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S and South America. Increasing production of biomass-based diesel and, particularly recent and prospective expansion of RD capacity, and the development of alternative fuels and renewable chemicals also put pressure on feedstock supply and availability to the biomass-based diesel industry. The biomass-based diesel industry may have difficulty procuring feedstocks at economical prices if competition for biomass-based diesel feedstocks increases due to newly added production capacity.
During 2020 and 2019, 65% and 71% of the feedstocks used in our operations, respectively, were comprised of distillers corn oil, used cooking oil and inedible animal fats with the remainder coming from virgin vegetable oils.
The recent increase in CME Soyoil Futures price has correlated with an increase in price for all of our feedstocks. This has increased the cost of producing biobased diesel at our refineries.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified low carbon feedstock for the period January 2018 to December 2020. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective low carbon feedstock from the cost of producing one gallon of biodiesel made from soybean oil.

(1)Used cooking oil prices ("UCO") are based on the monthly average of the daily low sales price of C.I. adjusted Gulf of Mexico yellow grease as reported by The Jacobsen for the period of January 1, 2018 through June 30, 2019. The prices from July 1, 2019 through December 31, 2020 are based on the monthly average of the daily low sales price of Gulf of Mexico used cooking oil (based on 8.5 pounds per gallon).
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

Our results of operations generally will benefit when the spread between biomass-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease from January 2018 to December 2020.
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
(4)Distiller corn oil prices are based on the monthly average of the daily low price of Illinois distillers corn oil as reported by the Jacobsen (based on 8.2 pounds per gallon)
(5)Spread between biodiesel price and choice white grease price.
(6)Spread between biodiesel price and soybean oil (crude) price.
(7)Spread between biodiesel price and distillers corn oil price.

During 2020, NY Harbor ULSD prices ranged from a low of $0.61 per gallon in early April to a high of $2.06 per gallon in January with an average price for the year of $1.25 per gallon. The COVID-19 pandemic created an unprecedented collapse in worldwide mobility. Demand for oil dropped by 20% in 2020 with March and April demand dropping much below 20% from the prior year. ULSD prices were pressured further by refiners' practice of blending jet fuel into diesel, which created unprecedented oversupply and required creative storage solutions such as the use of ocean vessels. OPEC cut production by a record amount in May, June and July. U.S. biodiesel prices based on Chicago SME B100 prices traded in a range reaching a high of $3.68 in December and a low of $2.59 in April.
Soybean oil production reached record levels during several months in 2020; whereas, animal fat production was mixed with hog slaughter up 1.5% and cattle slaughter down 3%, contributing to feedstock price volatility during the year. CBOT soybean oil prices ranged from a high of $0.43 per pound in December to a low of $0.25 per pound in April with an average price for the year of $0.31 per pound. Soybean oil plummeted in March and April in response to demand destruction from COVID-19 lockdowns. SBO price ramped up June through September when foreign soybean demand became strong as China swine population surged in recovery from Asian Swine Flu epidemic. A second price surge occurred October through November when tight supply of palm oil became clear, resulting from labor shortages and poor growing weather brought on by La Nina; meanwhile, soybean orders from China did not slow down. Choice white grease prices ranged from a low of $0.18 in July to a high of $0.30 per pound in December with an average price for the year of $0.24 per pound. Relatively strong demand for pork and beef has continued to lead to expansions in those industries. Choice White Grease and tallow prices were volatile due to production disruptions from COVID-19 and SBO price trend.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil are the primary feedstocks we used to produce biomass-based diesel in 2018, 2019 and 2020. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these low carbon feedstocks. The purchase prices for low carbon feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and New York Mercantile Exchange NY Harbor ULSD. However, these products do not always experience the same price movements as low carbon feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to biomass-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We had risk management gains of $36.9 million from our derivative financial instrument trading activity for the year ended December 31, 2020, compared to risk management losses of $28.9 million for the year ended December 31, 2019. Changes in the value of these futures or swap instruments are reflected in current income or loss, generally within our cost of goods sold. In general, risk management gains and losses resulting from fluctuations in feedstock and energy prices are largely offset by an inverse gain or loss on physical product purchases and sales.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical, and a drop-in replacement, to petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel which we call REG Ultra Clean® captures the best properties of the two fuels.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2019 and in 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a certain period of time. If production at this facility were interrupted again due to a fire or a global pandemic such as COVID-19, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
2020	5.28 billion RINS	5.04 billion RINs*	**
* Ethanol equivalent gallons
** Not yet determined
Industry capacity, production and imports
Our operating results are influenced by our industry's capacity and production, including in relation to RFS2 production requirements. Biomass-based diesel production and/or imports, as reported by EMTS, were 2.50 billion gallons in 2018, 2.65 billion gallons in 2019 and 2.88 billion gallons in 2020.
According to the U.S. Energy Information Administration, the amount of imported biodiesel gallons qualifying under RFS2 increased from 333.4 million gallons in 2018 to approximately 423.7 million gallons in 2019. The amount of imported biodiesel was at approximately 476.4 million gallons in 2020, slightly higher than 2019 according to the EIA.
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
Selling, general and administrative expense consists of expenses generally involving corporate overhead functions at our domestic and international offices, and research and development activities.
Impairment of property, plant and equipment represents non-cash impairment charges of certain property, plant and equipment items.
Other income (expense), net is primarily comprised of the gain (loss) on debt extinguishment, gain on lease termination, interest expense, interest income and other non-operating items.
Discontinued Operations:
There was no activity classified as discontinued operations for the fiscal year ended December 31, 2020. Net loss from discontinued operations for the fiscal year ended December 31, 2019 was attributable to costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of our Life Sciences operations.
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
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. Management’s judgment is that we are not indefinitely reinvested in the undistributed earnings of our non-US subsidiaries at December 31, 2020. The assertion regarding undistributed non-US earnings does not have a material impact on our consolidated financial statements.
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

Results of Operations
Fiscal years ended December 31, 2020 and December 31, 2019
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2020	2019
Gallons sold	650.5	700.3
Average biomass-based diesel price per gallon (ASP with BTC net benefit allocated to the corresponding period of $3.21 for the year ended December 31, 2019)	$2.91	$3.62

Revenues from continuing operations	$2,137,148	$2,625,216
Costs of goods sold from continuing operations	1,868,794	2,111,324
Gross profit from continuing operations	268,354	513,892
Selling, general and administrative expenses	119,302	118,209
Gain on disposal of property, plant and equipment	(205)	—
Impairment of property, plant and equipment	22,404	12,208
Income from operations	126,853	383,475
Other income (expense), net	1,889	(11,550)
Income tax benefit (expense)	(5,929)	570
Net income from continuing operations	122,813	372,495
Net loss from discontinued operations	—	(9,667)
Net income	122,813	362,828

Effects of participating share-based awards on continuing operations	(2,398)	(8,238)
Net income from continuing operations available to common stockholders	$120,415	$364,257
Net loss from discontinued operations attributable to common stockholders	$—	$(9,667)
Continuing Operations:
Revenues. Our total revenues decreased $488.1 million, or 19%, to $2,137.1 million for the year ended December 31, 2020, from $2,625.2 million for the year ended December 31, 2019. Due to the retroactive reinstatement of the BTC in December 2019 for the 2018-2019 periods, in the fourth quarter of 2019, we recognized $490.6 million of BTC government incentives revenue net of sharing with customers, $227.9 million of which was attributable to sales in 2018 and $262.7 million of which was attributable to sales in 2019. In contrast, 2020 total revenues only included the 2020 BTC. The decrease in total revenues was also driven by a decrease in total gallons sold of 49.8 million gallons, or 7%, and a decrease in average selling price including the BTC allocation to the period in which the gallons were sold of $0.30. Sales of LCFS and separated RINs were $131.3 million and $129.7 million for the year ended December 31, 2020 as compared to $106.5 million and $98.3 million for the year ended December 31, 2019 offset the overall decrease in biomass-based diesel revenues in 2020.
Biomass-based diesel revenues including government incentives decreased $487.8 million, or 19%, to $2,135.7 million during the year ended December 31, 2020, from $2,623.6 million for the year ended December 31, 2019. The decrease in revenues was largely attributable to the recognition in the fourth quarter of 2019 of BTC revenue relating to operations in both 2019 and 2018, while 2020 only included BTC revenue related to 2020 operations. Gallons sold decreased 49.8 million, or 7%, to 650.5 million during the year ended December 31, 2020, compared to 700.3 million during the year ended December 31, 2019. The decrease in gallons sold for the year ended December 31, 2020 accounted for a revenue decrease of $144.9 million using 2020 average sales pricing. Our average biomass-based diesel sales price per gallon including the BTC net benefits decreased $0.71, or 20%, to $2.91 during the year ended December 31, 2020 compared to $3.62 during the year ended December 31, 2019. When allocating the BTC net benefits to the period in which the associated gallons were sold, our average biomass-based diesel sales price decreased $0.30, or 9%, compared to $3.23 for 2019. This decrease was mainly due to the lower energy prices in 2020 as a result of the COVID-19 pandemic and OPEC production policies. The decrease in average sales price with allocated BTC net benefits from 2020 to 2019 contributed to a $210.1 million revenue decrease when applied to the number of gallons sold during 2019.

Costs of goods sold. Our costs of goods sold decreased $242.5 million, or 11%, to $1,868.8 million for the year ended December 31, 2020, from $2,111.3 million for the year ended December 31, 2019. Costs of goods sold as a percentage of revenues were 87% and 80% for the years ended December 31, 2020 and 2019, respectively.
Biomass-based diesel costs of goods sold as a percentage of revenues increased in 2020 mainly due to a 7% decrease in gallons sold as well as an increase in average costs for feedstocks. Average low carbon feedstocks prices for the years ended December 31, 2020 and December 31, 2019, were $0.29 and $0.26 per pound, respectively. Average soybean oil costs for the years ended December 31, 2020 and December 31, 2019 were $0.32 and $0.31 per pound. We recorded risk management gains of $36.9 million from our derivative financial instrument activity in 2020, compared to risk management losses of $28.9 million for 2019, contributing to a reduction in the overall costs of goods sold. Our risk management gains and losses are directly impacted by any volatility in the energy and commodities market.
Selling, general and administrative expenses. Our selling, general and administrative, or SG&A, expenses increased $1.1 million, or 1%, to $119.3 million for the year ended December 31, 2020, compared to $118.2 million for the year ended December 31, 2019. As a percentage of revenues, our SG&A expenses were 5.6% and 4.5% for 2020 and 2019, respectively. The increase year over year was driven largely by lower total revenues in 2020.
Impairment of property, plant and equipment. We recorded a property, plant and equipment impairment in 2020 of approximately $22.4 million, of which $19.0 million relates to certain equipment that we determined will not be used in future renewable diesel production expansions. In addition, we recorded impairment charges against certain biodiesel property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' economic obsolescence identified during the period. During 2019, we recorded a $12.2 million impairment charge mainly due to the closure of the New Boston refinery.
Other income (expense), net. Other income was $1.9 million for the year ended December 31, 2020, compared to other expense of $11.6 million for the year ended December 31, 2019. Other income (expense) is primarily comprised of interest expense, gain on debt extinguishment, gain on lease termination, and other non-operating items. In 2020, we had a gain on lease termination of $4.5 million related to the termination of a terminal lease at our non-operational New Orleans facility compared to the absence of lease terminations in 2019. We also had a $1.8 million gain on debt extinguishment and in 2020 compared to a $0.5 million gain on debt extinguishment, a difference of $1.3 million. The $14.3 million net increase in other income (expense) in 2020 was primarily due to the items noted above as well as lower interest expense of $5.3 million between the periods.
Income tax benefit (expense). Income tax expense recorded during the year ended December 31, 2020 was $5.9 million, compared to income tax benefit of $0.6 million for the year ended December 31, 2019, with the increase in expense primarily resulting from additional tax expense incurred in connection with the repurchase of a greater amount of our 2016 convertible debt in 2020 compared to repurchases in 2019, and taxable profits in our foreign operations. At December 31, 2020 and 2019, we had net deferred income tax assets of approximately $381.2 million and $343.9 million, respectively, with a valuation allowance of $387.8 million and $350.9 million, respectively. As a result, our effective tax rate was 4.6% and 0.2% for the years ended December 31, 2020 and 2019, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $2.4 million and $8.2 million for the years ended December 31, 2020 and 2019, respectively.
Discontinued Operations:
For the year ended December 31, 2020, there was no activity classified as discontinued operations. Net loss from discontinued operations for the year ended December 31, 2019 of $9.7 million was attributable to the research and development activities at the REG Life Sciences business and costs to sell the business.
Fiscal years ended December 31, 2019 and December 31, 2018
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except per gallon data) for the periods indicated:

	Twelve Months Ended December 31,
	2019	2018
Gallons sold	700.3	649.2
Average biomass-based diesel price per gallon (ASP excluding BTC net benefit of $2.75 and $3.03 for the years ended December 31, 2019 and 2018, respectively)	$3.62	$3.40

Revenues from continuing operations	$2,625,216	$2,368,478
Costs of goods sold from continuing operations	2,111,324	1,962,996
Gross profit from continuing operations	513,892	405,482
Selling, general and administrative expenses	118,209	106,739
Impairment of property, plant and equipment	12,208	879
Income (loss) from operations	383,475	297,864
Other income (expense), net	(11,550)	(3,523)
Income tax benefit (expense)	570	(5,871)
Net income (loss) from continuing operations	372,495	288,470
Net loss from discontinued operations	(9,667)	(11,312)
Net income (loss)	362,828	277,158

Effects of participating share-based awards on continuing operations	(8,238)	(7,434)
Net income (loss) from continuing operations available to common stockholders	$364,257	$281,036
Net loss from discontinued operations available to common stockholders	$(9,667)	$(11,312)
Continuing Operations:
Revenues. Our total revenues increased $256.7 million, or 11%, to $2,625.2 million for the year ended December 31, 2019, from $2,368.5 million for the year ended December 31, 2018. Due to the retroactive reinstatement of the BTC in December 2019 for the 2018-2019 periods, we recognized in the fourth quarter of 2019 $490.6 million of BTC net revenue, $227.9 million of which was attributable to sales in 2018 and $262.7 million of which was attributable to sales in 2019. Due to the retroactive reinstatement of the BTC in February 2018 for the 2017 periods, we recognized in the first quarter of 2018 $205.7 million of BTC revenue, $205.7 million of which was attributable to sales in 2017. The recognition of BTC revenue attributable to operations from prior periods resulted in increased revenue for the period. The increase in total revenues was also driven by an increase in total gallons sold of 51.1 million gallons, or 8%, offset by a decrease in average selling price excluding the BTC of $0.28, as well as a decrease in Separated RIN sales of $39.6 million.
Biomass-based diesel revenues including government incentives increased $257.4 million, or 11%, to $2,623.6 million during the year ended December 31, 2019, from $2,366.2 million for the year ended December 31, 2018. The increase in revenues was mostly attributable to the recognition in the fourth quarter of 2019 of BTC revenue relating to operations in the 2018 period, which exceed the BTC net revenue recognized in the 2018 period relating to our 2017 operations by $284.8 million. Gallons sold increased 51.1 million, or 8%, to 700.3 million during the year ended December 31, 2019, compared to 649.2 million during the year ended December 31, 2018. The increase in gallons sold for the year ended December 31, 2019 accounted for a revenue increase of $140.5 million using 2019 average sales pricing. Our average biomass-based diesel sales price per gallon including the BTC net benefits increased $0.22, or 6%, to $3.62 during the year ended December 31, 2019 compared to $3.40 during the year ended December 31, 2018. Excluding the BTC net benefits, our average biomass-based diesel sales price decreased $0.28, or 9%, compared to $3.03 for 2018. This decrease was mainly due to the lower energy prices in 2019. The decrease in average sales price excluding the BTC net benefits from 2019 to 2018 contributed to a $181.8 million revenue decrease when applied to the number of gallons sold during 2018. Sales of separated RIN inventory were $98.3 million and $137.9 million for the years ended December 31, 2019 and 2018, respectively, reducing the overall increase in biomass-based diesel revenues in 2019. RIN prices, which we believe have been inversely correlated to the HOBO spread, decreased significantly in 2018 and declined almost 60% during the 2018-2019 period, with low prices persisting throughout 2019.
Costs of goods sold. Our costs of goods sold increased $148.3 million, or 8%, to $2,111.3 million for the year ended December 31, 2019, from $1,963.0 million for the year ended December 31, 2018. Costs of goods sold as a percentage of revenues were 80% and 83% for the years ended December 31, 2019 and 2018, respectively.

Biomass-based diesel costs of goods sold increased in 2019 mainly due to an 8% increase in gallons sold. Average low carbon feedstocks prices for the years ended December 31, 2019 and December 31, 2018, were $0.26 per pound. Average soybean oil costs for the years ended December 31, 2019 and December 31, 2018 were $0.31 per pound. We recorded risk management losses of $28.9 million from our derivative financial instrument activity in 2019, compared to risk management gains of $18.4 million for 2018. Our risk management gains and losses are directly impacted by any volatility in the energy and commodities market. Costs of goods sold for separated RIN inventory sales were $39.2 million and $75.7 million for the years ending December 31, 2019 and 2018, respectively.
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
Other income (expense), net. Other expense was $11.6 million for the year ended December 31, 2019, compared to other expense of $3.5 million for the year ended December 31, 2018. Other income (expense) is primarily comprised of change in fair value of contingent consideration, gain on debt extinguishment, gain on involuntary conversion, change in fair value of convertible debt conversion liability, interest expense, interest income and other non-operating items. In 2019, we had a $0.5 million gain on debt extinguishment and in 2018 we had a $6.3 million gain on debt extinguishment, a difference of $5.8 million. The $6.3 million net increase in other expense in 2019 was primarily due to this difference in gain on debt extinguishment between the periods. In addition, in 2018 we recorded gain from involuntary conversion related to a fire at our Madison facility that offset higher interest expense for the year, resulting in lower total other expense compared to 2019.
Income tax benefit (expense). Income tax benefit recorded during the year ended December 31, 2019 was $0.6 million, compared to income tax expense of $5.9 million for the year ended December 31, 2018, with the decrease primarily resulting from additional tax expense incurred in connection with the repurchase of a significantly greater amount of our 2016 convertible debt in 2018 compared to repurchases in 2019. At December 31, 2019 and 2018, we had net deferred income tax assets of approximately $343.9 million and $275.4 million, respectively, with a valuation allowance of $350.9 million and $283.8 million, respectively. As a result, our effective tax rate was 0.2% and (2.0%) for the years ended December 31, 2019 and 2018, respectively.
Effects of participating share-based awards. Effects of participating restricted stock units was $8.2 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively.
Discontinued Operations:
Net loss from discontinued operations for the year ended December 31, 2019 was $9.7 million, primarily related to the research and development activities of REG Life Sciences and expenses incurred related to the sale of the business. In 2019, REG Life Sciences continued to incur costs that primarily relate to certain pre-existing contractual agreements and legal and professional fees related to the disposition and wind-down of operations. We do not expect future costs to be material. For the year ended December 31, 2018, the net loss was $11.3 million. This loss included an impairment loss, net of tax, of $11.2 million reflecting the fair value of the estimated proceeds from a sale, net of costs to sell. Net loss from discontinued operations for the year ended December 31, 2018 also included a loss of $14.0 million primarily related to the research and development activities of REG Life Sciences, which was offset by a change in value of contingent consideration of $13.9 million.
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

We discovered a blending discrepancy in connection with our preparation for a standard IRS audit of our BTC filings as a result of us not being the proper claimant for certain BTC payments on biodiesel we sold in the first three quarters of 2020. Refer to Item 8 - NOTE 19—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED) for further detail. The Adjusted EBITDA for the three months ended September 30, June 30 and March 31, 2020 has been revised for the effects of the matter.

(In thousands)					Year ended December 31,					Year ended December 31,
	1Q-2020 (As Restated)	2Q-2020 (As Restated)	3Q-2020 (As Restated)	4Q-2020	2020	1Q-2019	2Q-2019	3Q-2019	4Q-2019	2019
Net income (loss) from continuing operations	$74,667	$(1,685)	$22,663	$27,168	$122,813	$(41,652)	$(57,900)	$(14,018)	$486,065	$372,495
Adjustments:
Interest expense	2,946	1,664	1,544	1,757	7,911	4,484	4,002	3,131	1,618	13,235
Income tax (benefit) expense	1,331	1,630	1,046	1,922	5,929	(430)	(90)	(629)	579	(570)
Depreciation	8,934	9,103	9,388	9,890	37,315	9,099	9,142	9,107	8,950	36,298
Amortization of intangible and other assets	353	318	591	510	1,772	334	510	397	391	1,632
EBITDA	88,231	11,030	35,232	41,247	175,740	(28,165)	(44,336)	(2,012)	497,603	423,090
Gain on sale of assets	—	(187)	—	(18)	(205)	—	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—	—	304	398	(136)	—	566
(Gain) loss on debt extinguishment	(1,172)	(619)	(18)	—	(1,809)	2	—	—	(490)	(488)
Gain on lease termination	—	(4,459)	—	—	(4,459)	—	—	—	—	—
Other (income) expense, net	304	(2,215)	(1,594)	(28)	(3,533)	(854)	(691)	(179)	(39)	(1,763)
Impairment of assets	—	—	19,256	3,148	22,404	—	468	11,145	595	12,208
Stock compensation expense	1,367	2,611	1,811	1,909	7,698	1,353	1,824	1,804	1,726	6,707
Adjusted EBITDA excluding BTC allocation	$88,730	$6,161	$54,687	$46,258	$195,836	$(27,360)	$(42,337)	$10,622	$499,395	$440,320
Biodiesel tax credit 2018(1)	—	—	—	—	—	—	—	—	(229,041)	(229,041)
Biodiesel tax credit 2019(1)	—	—	—	—	—	55,315	76,148	75,349	(206,812)	—
Adjusted EBITDA	$88,730	$6,161	$54,687	$46,258	$195,836	$27,955	$33,811	$85,971	$63,542	$211,279
    (1) On December 20, 2019, the BTC was retroactively reinstated for the 2018 and 2019 calendar years. The retroactive credit for 2018 and 2019 resulted in a net benefit to us that was recognized in our GAAP financial statements for the quarter ending December 31, 2019. However, because a portion of this credit relates to the 2018 operating performance, our presentation of Adjusted EBITDA reflects the allocation of the net benefit to each of the four quarters of 2018 based upon the portion of the BTC benefit that related to that quarter. The portion of the credit related to 2019 was allocated to each of the four quarters based upon the portion of the BTC benefit that related to that quarter.
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
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash balances, marketable securities, cash generated by our operations and our ability to borrow under our revolving credit facilities, or such other credit facilities as we may be able to obtain from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We have also authorized programs to repurchase our convertible notes and common stock, as described in Note 2 of notes to our consolidated financial statements. Our cash requirements will also depend on capital expenditures in connection with future facility projects, such as our announced capacity expansion of our Geismar, Louisiana biorefinery and expenditures in connection with future acquisitions of assets or businesses that are complementary to our operations or part of our growth strategies. To the extent we seek to augment our existing cash resources, generated by our operations and our ability to borrow under our credit facilities that we may have in effect from time to time, we expect that additional funding can be obtained through equity or debt financings or from other sources. The sale of equity or equity-linked securities in the future may be dilutive to our stockholders, and along with debt instruments we may issue or obtain, may also provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements would likely increase our debt service and could reduce our liquidity and may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness.
Sources of liquidity. At December 31, 2020 and 2019, the total of our cash and cash equivalents and marketable securities was $354.0 million and $50.4 million, respectively. At December 31, 2020, we had total assets of $1,461.4 million, compared to $1,785.3 million at December 31, 2019. At December 31, 2020, we had term debt before debt issuance costs of $67.0 million, compared to term debt before debt issuance costs of $106.0 million at December 31, 2019. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with the borrowings as of December 31, 2020.
Our term debt (in thousands) is as follows:

	December 31,
	2020	2019
4.00% Convertible Senior Notes, $59,619 face amount at December 31, 2020, due in June 2036	$47,057	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	13,241	15,980
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,665	6,929
Other	14	33
Total debt before debt issuance costs	$66,977	$106,044
In addition, we had revolving debt (in thousands) as follows:

	December 31,
	2020	2019
Amount outstanding under lines of credit	$—	$76,990
Maximum available to be borrowed under lines of credit	$149,666	$101,485

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
The 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. Should the holders elect to convert, our current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at our option in cash, stock or a combination of cash and stock. As of December 31, 2020 and December 31, 2019, the early conversion event was met based on our stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on our Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.
During 2019, we used $7.4 million under our 2018 Program to repurchase $3.9 million of principal amount and approximately $7.2 million under our 2019 Program to repurchase $2.8 million principal amount of the 2036 Convertible Senior Notes, reflecting the conversion premium, after tax impact, of $9.7 million and gains on debt extinguishment of $0.5 million.
During 2020, we used the remaining $67.8 million under our 2019 Program to repurchase $27.8 million principal amount and approximately $8.1 million under our 2020 Program to repurchase $2.2 million principal amount of the 2036 Convertible Senior Notes, reflecting the conversion premium, after tax impact, of $52.7 million and gains on debt extinguishment of $1.8 million.
Cash flow. The following table presents information regarding our cash flows and cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Cash provided from (used in) operations	$543,430	$(46,708)	$365,534
Cash (used in) provided from investing activities	(333,910)	5,670	(97,197)
Cash used in financing activities	(175,114)	(32,052)	(219,205)
Net change in cash, cash equivalents and restricted cash	34,406	(73,090)	49,132
Cash, cash equivalents and restricted cash end of period	$88,218	$53,436	$126,575
In 2020, we had $543.4 million of cash provided from operations, compared to $46.7 million used in operations in 2019 and $365.5 million provided from operations in 2018. Cash provided by operations for 2020 was mainly due to net income of $122.8 million and the reduction of accounts receivables of $715.7 million, largely due to receipt of the 2018 and 2019 BTC, partially offset by cash used for a $274.1 million reduction in accounts payable, primarily related to the payment of the BTC sharing with customers and vendors. In 2019, we used $46.7 million of cash in operating activities, a significant decrease from 2018, mainly due to the buildup of accounts receivables of $786.2 million, largely due to the recognition of two years of BTC benefit in the fourth quarter of the year, offset by a significant increase in accounts payable related to the reinstatement of the BTC of $255.2 million due to customers and vendor.
The increase in net cash flows used in investing activity was primarily impacted by the net investments in marketable securities of $270.5 million, compared to the net maturities in marketable securities in 2019 of $51.0 million and net investments in 2018 of $50.7 million. This increase was also partially driven by an increase in cash paid for property, plant and equipment of $63.6 million, compared to $42.5 million and $46.5 million in 2019 and 2018, respectively.
The net cash flows used in financing activities during 2020 were primarily due to cash paid on debt of $92.3 million, which included repurchases of our 2036 Convertible Senior Notes and the prepayment in full of term debt incurred to finance our Grays Harbor and Danville biorefineries. Also impacting cash flows from financing activities in 2020 were net repayments on revolving lines of credit of $77.0 million. In 2019, the net cash flows used in financing activities were due primarily to cash paid on debt of $80.4 million, which included the payment of $67.4 million upon maturity of the 2019 Convertible Senior Notes and payments made for contingent consideration settlements, and net borrowings of $70.1 million on lines of credits. In 2018, cash used in financing activities included $25.0 million used to buy back shares of our common stock, $6.7 million used to buy back

$6.3 million principal amount of the 2019 Convertible Senior Notes and $110.8 million used to buy back $55.7 million principal amount of the 2036 Convertible Senior Notes, partially offset by net repayments of $51.0 million in from lines of credits.
Capital expenditures: During 2020, our capital expenditures were $63.6 million involving various projects, the majority of which were at the Emden (Germany), Seneca and Geismar facilities. During 2019, our capital expenditures were $42.5 million involving various projects, the majority of which were at the Houston, Seneca, and Geismar facilities. During 2018, our capital expenditures were $46.5 million involving various projects, the majority of which were at the Madison, Ralston, Grays Harbor and Geismar facilities.
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825.0 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offering of equity and debt or from other sources.
In addition, our budgeted capital expenditures for non-major projects for 2021 are approximately $80.0 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
Contractual Obligations:
We early adopted the amendments enacted by the Securities and Exchange Commission to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the requirement for tabular disclosure of contractual obligations has been eliminated. See Notes 9, 12, and 17 of Item 8 for additional detail related to our contractual obligations.
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
Commodity Price Risk
Over the period from January 2018 through December 2020, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.47 per gallon reported in October 2018 to a low of approximately $0.61 per gallon in April 2020, with prices averaging $1.74 per gallon during this period. Over the period January 2018 to December 2020, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board Of Trade for crude soybean oil) have ranged from a high of $0.43 per pound, or $3.25 per gallon of biodiesel, in December 2020 to a low of $0.25 per pound, or $1.87 per gallon of biodiesel, in April 2020 assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.30 per pound, or $2.26 per gallon. Over the period from January 2018 through December 2020, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.30 per pound in December 2020 to a low of $0.16 per pound in March 2018, with sales prices averaging $0.22 per pound during this period. Over the period from January 2018 through December 2020, RIN prices (based on prices from OPIS) have ranged from a high of $1.03 in December 2020 to a low of $0.31 in October 2018, with sales prices averaging $0.55 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, low carbon feedstock requirements, soybean oil requirements and the related exchange-traded contracts for 2020. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our low carbon feedstock and soybean oil requirements and biomass-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	2020 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Annual Gross Profit (in millions)	Percentage Change in Gross Profit
Total Biomass-based Diesel	651.8	gallons	10%	$(191.0)	(71.3)%
Total Low Carbon Feedstocks	2,694.7	pounds	10%	$(78.1)	(29.1)%
Total Canola Oil	540.3	pounds	10%	$(17.3)	(6.5)%
Total Soy Oil	886.5	pounds	10%	$(28.4)	(10.6)%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and biomass-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD and CBOT Soybean Oil. The extent to which we engage in risk management activities depends on market conditions and other factors and varies substantially from time to time and from feedstock to feedstock. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have a positive effect of $7.5 million on the fair value of these instruments at December 31, 2020. A 10% adverse change in the price of CBOT Soybean Oil would have had a positive effect of $1.1 million on the fair value of these instruments December 31, 2020. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at December 31, 2020.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances during 2020 was 2.41% and a hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Renewable Energy Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Renewable Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

The Company’s controls failed to detect an error in the recognition of revenue from biomass-based diesel government incentives. The error resulted from the failure to blend petroleum diesel with biodiesel, a necessary step for the Company to comply with the requirements of the federal biodiesel mixture excise tax credit (the “BTC”), and to identify the failure prior to recognizing BTC revenue. This material weakness has not been remediated as of December 31, 2020, and due to this, the Company concluded that its internal control over financial reporting was not effective as of December 31, 2020.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements of the Company that was communicated or required to be communicated to the audit committee and that (1) related to the accounts or disclosures that are material to the financial statements (2) involved or especially involved, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures which it relates.

Property, Plant and Equipment, Net - Determination of Impairment Indicators – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company tests its long-lived assets for recoverability when events or circumstances indicate that their carrying amount may not be recoverable. Possible indications of impairment may include events or changes in circumstances affecting availability or amount of government incentives, technological advances, and expansions to existing facilities that make assets obsolete. When events or circumstances exist, the Company evaluates its long-lived assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset. The property, plant and equipment, net balance was $594.8 million as of December 31, 2020. The Company recorded impairment charges of $22.4 million related to property, plant and equipment for the year ended December 31, 2020 as the carrying amounts of these assets were deemed not recoverable.

We identified the determination of impairment indicators for property, plant and equipment as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of property, plant and equipment may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of long-lived assets for possible indications of impairment included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate the carrying amounts of long-lived assets may not be recoverable.

•We evaluated management’s analysis of impairment indicators by:

◦Assessing whether property, plant and equipment having indicators of impairment were appropriately identified and further tested for impairment.

◦Reading industry and analysts reports and considering the impact of macroeconomic factors, such as future biodiesel prices, or adverse changes in regulatory, legislation or other legal factors that may represent impairment indicators not previously contemplated in management’s analysis.

•We inquired of management and facility personnel whether property, plant and equipment may be sold or otherwise disposed of significantly before the end of the assets’ previously estimated useful life.

•We inspected minutes of the board of directors to understand if there were factors that would represent potential impairment indicators for property, plant and equipment.

•We compared current facility production levels to facility production capacity and historical production levels to identify if potentially previously unidentified impairment indicators exist.

•We selected property, plant and equipment classified as construction in process and inspected when the long-lived assets were acquired and obtained evidence regarding management’s intentions for future use.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
March 1, 2021

We have served as the Company's auditor since 2006.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,441	$50,436
Marketable securities	149,521	—
Accounts receivable (net of allowance for doubtful accounts of $1,631 and $1,001, respectively)	143,475	858,922
Inventories	209,361	161,429
Prepaid expenses and other assets	67,657	35,473
Restricted cash	3,777	3,000
Total current assets	658,232	1,109,260
Long-term marketable securities	120,022	—
Property, plant and equipment, net	594,796	584,577
Right of use assets	28,840	36,899
Goodwill	16,080	16,080
Intangible assets, net	10,708	12,018
Other assets	32,720	26,515
TOTAL ASSETS	$1,461,398	$1,785,349
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving lines of credit	$—	$76,990
Current maturities of long-term debt	50,088	77,131
Current maturities of operating lease obligations	14,581	15,690
Accounts payable	132,938	399,899
Accrued expenses and other liabilities	34,875	42,484
Deferred revenue	13,488	8,620
Total current liabilities	245,970	620,814
Deferred income taxes	6,607	6,975
Long-term debt (net of debt issuance costs of $1,731 and $2,783, respectively)	15,158	26,130
Long-term operating lease obligations	15,223	30,413
Other liabilities	4,485	1,505
Total liabilities	287,443	685,837
COMMITMENTS AND CONTINGENCIES (NOTE 17)
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 39,334,839 and 38,967,079 shares outstanding, respectively)	5	5
Common stock—additional paid-in-capital	392,247	438,591
Retained earnings	891,211	768,398
Accumulated other comprehensive income (loss)	1,160	(1,994)
Treasury stock (10,591,074 and 11,524,975 shares, respectively)	(110,668)	(105,488)
Total equity	1,173,955	1,099,512
TOTAL LIABILITIES AND EQUITY	$1,461,398	$1,785,349
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	2020	2019	2018
REVENUES:
Biomass-based diesel sales	$1,830,439	$1,973,361	$2,013,211
Biomass-based diesel government incentives	305,302	650,215	352,981
	2,135,741	2,623,576	2,366,192
Other revenues	1,407	1,640	2,286
	2,137,148	2,625,216	2,368,478

COSTS OF GOODS SOLD	1,868,794	2,111,324	1,962,996
GROSS PROFIT	268,354	513,892	405,482
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	119,302	118,209	106,739
GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(205)	—	—
IMPAIRMENT OF PROPERTY, PLANT, AND EQUIPMENT	22,404	12,208	879
INCOME FROM OPERATIONS	126,853	383,475	297,864
OTHER INCOME (EXPENSE), NET:
Change in fair value of contingent consideration	—	(566)	(1,117)
Gain on debt extinguishment	1,809	488	6,297
Gain on involuntary conversion	—	—	4,457
Gain on lease termination	4,459	—	—
Other income	3,532	1,763	5,023
Interest expense	(7,911)	(13,235)	(18,183)
	1,889	(11,550)	(3,523)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	128,742	371,925	294,341
INCOME TAX BENEFIT (EXPENSE)	(5,929)	570	(5,871)
NET INCOME FROM CONTINUING OPERATIONS	122,813	372,495	288,470
DISCONTINUED OPERATIONS (NOTE 6):
NET LOSS ON DISCONTINUED OPERATIONS	—	(9,667)	(11,312)
NET INCOME	$122,813	$362,828	$277,158

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS ON CONTINUING OPERATIONS	(2,398)	(8,238)	(7,434)
NET INCOME FROM CONTINUING OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$120,415	$364,257	$281,036
NET LOSS FROM DISCONTINUED OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS	$—	$(9,667)	$(11,312)
Basic net income (loss) per share available to common stockholders
Continuing operations	$3.07	$9.51	$7.46
Discontinued operations	$—	$(0.25)	$(0.30)
Net income per share	$3.07	$9.27	$7.16
Diluted net income (loss) per share available to common stockholders
Continuing operations	$2.76	$8.61	$6.44
Discontinued operations	$—	$(0.25)	$(0.30)
Net income per share	$2.76	$8.38	$6.19
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	39,199,687	38,288,610	37,687,552
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Continuing operations	43,686,989	42,320,980	43,653,720
Discontinued operations	43,686,989	38,288,610	37,687,552
Net income	43,686,989	42,320,980	43,653,720
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(IN THOUSANDS)

	2020	2019	2018
Net income	$122,813	$362,828	$277,158
Unrealized gains (losses) on marketable securities, net of taxes of $10, $0 and $0, respectively	42	—	(28)
Foreign currency translation adjustments	3,112	(338)	(1,906)
Other comprehensive income (loss)	3,154	(338)	(1,934)
Comprehensive income	$125,967	$362,490	$275,224
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock- Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2018	38,837,749	$5	$515,452	$134,928	$278	$(83,081)	$567,582
Conversion of restricted stock units to common stock (net of 146,999 shares of treasury stock purchased)	293,717	—	—	—	—	(2,280)	(2,280)
Settlement of stock appreciation rights in common stock (net of 62,866 shares of treasury stock purchased)	140,332	—	—	—	—	(1,191)	(1,191)
Convertible debt extinguishment impact (net of tax impact of $5,498)	—	—	(70,689)	—	—	—	(70,689)
Treasury stock repurchases	(1,937,844)	—	—	—	—	(25,048)	(25,048)
Partial termination of capped call options	(15,012)	—	252	—	—	(167)	85
Stock compensation expense	—	—	6,412	—	—	—	6,412
Other comprehensive loss	—	—	—	—	(1,934)	—	(1,934)
Net income	—	—	—	277,158	—	—	277,158
BALANCE, December 31, 2018	37,318,942	5	451,427	412,086	(1,656)	(111,767)	750,095
Conversion of restricted stock units to common stock (net of 140,592 shares of treasury stock purchased)	345,655	—	—	—	—	(3,317)	(3,317)
Settlement of stock appreciation rights in common stock (net of 14,367 shares of treasury stock purchased)	26,346	—	(31)	—	—	(201)	(232)
Convertible debt extinguishment impact (net of tax of $564)	—	—	(9,715)	—	—	—	(9,715)
Settlement of 2019 Convertible Debt in common stock, net of 1,902,781 shares of treasury stock	1,902,781	—	(18,779)	—	—	18,779	—
Unwind of capped call options	(626,645)	—	8,982	—	—	(8,982)	—
Stock compensation expense	—	—	6,707	—	—	—	6,707
Other comprehensive loss	—	—	—	—	(338)	—	(338)
Adoption of ASC Topic 842, Leases	—	—	—	(6,516)	—	—	(6,516)
Net income	—	—	—	362,828	—	—	362,828
BALANCE, December 31, 2019	38,967,079	5	438,591	768,398	(1,994)	(105,488)	1,099,512
Conversion of restricted stock units to common stock (net of 143,949 shares of treasury stock purchased)	294,734	—	—	—	—	(3,917)	(3,917)
Settlement of stock appreciation rights in common stock (net of 43,327 shares of treasury stock purchased)	73,026	—	(598)	—	—	(1,263)	(1,861)
Convertible debt extinguishment impact (net of tax of $2,386)	—	—	(52,688)	—	—	—	(52,688)
Stock compensation expense	—	—	6,942	—	—	—	6,942
Other comprehensive income	—	—	—	—	3,154	—	3,154
Net income	—	—	—	122,813	—	—	122,813
BALANCE, December 31, 2020	39,334,839	$5	$392,247	$891,211	$1,160	$(110,668)	$1,173,955
See notes to consolidated financial statements.

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,813	$362,828	$277,158
Net loss from discontinuing operations	—	(9,667)	(11,312)
Net income from continuing operations	122,813	372,495	288,470
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	37,315	36,298	36,246
Amortization expense of assets and liabilities, net	16,628	22,457	996
Accretion of asset retirement obligations	55	51	47
Accretion of convertible note discount	832	539	5,014
Accretion of marketable securities	981	(146)	(215)
Impairment of property, plant and equipment, net	22,404	12,208	879
Provision (benefit) for doubtful accounts	734	447	(273)
Stock compensation expense	6,942	6,707	6,412
Deferred tax expense (benefits)	2,012	(591)	4,850
Change in fair value of contingent consideration	—	566	1,117
Gain on involuntary conversion	—	—	(4,457)
Gain on sales of assets	(205)	—	(974)
Gain on debt extinguishment	(1,809)	(488)	(6,297)
Gain on lease termination	(4,459)	—	—
Other	(33)	11	593
Changes in asset and liabilities:
Accounts receivable	715,685	(786,178)	19,662
Inventories	(47,904)	7,151	(34,066)
Prepaid expenses and other assets	(46,171)	11,089	41,250
Accounts payable	(266,702)	279,385	28,730
Accrued expenses and other liabilities	(5,009)	17,564	(6,610)
Operating lease obligations	(15,546)	(20,913)	—
Deferred revenue	4,867	8,321	(1,918)
Net cash flows provided from (used in) operating activities - continuing operations	543,430	(33,027)	379,456
Net cash flows used in operating activities - discontinued operations	—	(13,681)	(13,922)
Cash provided from (used in) operations	543,430	(46,708)	365,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(354,079)	(3,478)	(70,745)
Maturities of marketable securities	83,606	54,584	20,000
Cash paid for purchase of property, plant and equipment	(63,642)	(42,518)	(46,453)
Insurance proceeds for asset impairments	—	—	4,464
Cash receipts from disposal of fixed assets	—	—	1,647
Cash paid for investments	—	(6,018)	(974)
Cash paid for acquisitions and additional interests, net of cash acquired	—	—	(4,801)
Other investing activities	205	—	—
Net cash flows (used in) provided by investing activities - continuing operations	(333,910)	2,570	(96,862)
Net cash flows (used in) provided by investing activities - discontinued operations	—	3,100	(335)
Cash (used in) provided from investing activities	(333,910)	5,670	(97,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(76,990)	70,091	(50,967)
Borrowing on other lines of credit	—	113,459	71,865
Repayments on other lines of credits	—	(120,644)	(69,267)
Cash received for issuance of debt	—	—	14,034
Cash paid on debt	(92,346)	(80,365)	(143,516)
Cash paid for debt issuance costs	—	(116)	(697)
Cash received on partial termination of capped call options	—	—	85
Cash paid for treasury stock	—	—	(25,048)
Cash paid for contingent consideration	—	(10,427)	(12,223)
Cash paid for conversion of restricted stock units and stock appreciation rights	(5,778)	(3,550)	(3,471)
Other financing activities	—	(500)	—
Net cash flows used in financing activities - continuing operations	(175,114)	(32,052)	(219,205)
Net cash flows provided from financing activities - discontinuing operations	—	—	—
Cash used in financing activities	(175,114)	(32,052)	(219,205)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	34,406	(73,090)	49,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at Beginning of period	53,436	126,575	77,627
Effect of exchange rate changes on cash	376	(49)	(184)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH at End of period	$88,218	$53,436	$126,575

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(IN THOUSANDS)

	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$22	$740	$910
Cash paid for interest	$6,050	$9,054	$11,453
Leased assets obtained in exchange for new operating lease liabilities	$7,018	$11,581	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$3,215	$3,641	$3,459
Issuance costs	$—	$—	$37
2036 Convertible Senior Notes settlement	$—	$9,402	$—
Contingent consideration for acquisitions	$—	$—	$482
Issuance of treasury stock to settle 2019 Convertible Senior Notes conversion premium	$—	$(18,779)	$—
Receipt in treasury stock for settlement of capped call option	$—	$8,952	$—
See notes to consolidated financial statements.
(concluded)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Three Years Ended December 31, 2020, 2019 and 2018
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
As of December 31, 2020, the Company owns and operates twelve biorefineries, with ten locations in North America and two locations in Europe, which includes twelve operating biomass-based diesel production facilities with aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). Ten of these plants are “multi-feedstock capable” which allows them to use a broad range of low carbon feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil and canola oil. In August 2019, the Company closed the New Boston, Texas biorefinery, which had a nameplate capacity was 15 mmgy.
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
As of December 31, 2020, 2019 and 2018, current restricted cash amounted to $3,777, $3,000 and $3,000, respectively. The restricted cash was held as pledges for letters of credit issued to support our operations. See the table below for reconciliation of Cash and cash equivalents and restricted cash in regard to the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$84,441	$50,436	$123,575
Restricted cash	3,777	3,000	3,000
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$88,218	$53,436	$126,575

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

	December 31, 2020	December 31, 2019
Trade accounts receivable from customers (net of allowance for doubtful accounts of $1,631 and $1,001, respectively)	$74,774	$185,156
BTC receivables from the government	68,125	672,627
Other trade receivables	576	1,139
Total	$143,475	$858,922
Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in "Accumulated other comprehensive income (loss)". The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in "Other income (expense), net". The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of December 31, 2020. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines the cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 2020 and 2019.
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
In addition, the Company also obtains LCFS credits from third party trading activities. From time to time, the Company holds varying amounts of these third party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS.  At December 31, 2020 and 2019, the Company held no LCFS credits purchased from third parties.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method based upon estimated useful lives of the assets. Estimated useful lives are as follows:

Automobiles and trucks	5 years
Computers and office equipment	5 years
Office furniture and fixtures	7 years
Machinery and equipment	5-30 years
Leasehold improvements	lease term
Buildings and improvements	30-40 years
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized interest incurred on debt during the construction of assets of $193, $0 and $360, respectively.
Goodwill
Goodwill is tested for impairment annually on July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting units. At December 31, 2020 and 2019, the Company had goodwill in the Services reporting unit. As a result of the annual impairment test performed as of July 31, 2020, the Company determined that there were no indications of impairment related to the Services segment's goodwill. No impairment of goodwill was recorded during the years ended December 31, 2020 and 2019.

Impairment of Long-lived Assets
The Company tests its long-lived assets for recoverability when events or circumstances indicate that the carrying amount may not be recoverable. Possible indications of impairment may include events or changes in circumstances affecting availability or amount of government incentives, technological advances, and expansions to existing facilities that leave previous assets used obsolete. Significant assumptions used in the undiscounted cash flow analysis, when it is required, include the projected demand for biomass-based diesel based on annual renewable fuel volume obligations under the RFS2, the Company's capacity to meet that demand, the market price of biomass-based diesel and the cost of feedstock used in the manufacturing process. For facilities under construction, estimates also include the capital expenditures necessary to complete construction of the plant and the projected costs of financing.
During 2020, the Company recorded impairment charges of $18,984 related to certain equipment where it was determined that the assets will no longer be utilized in future renewable diesel production expansions and their carrying amount was deemed not recoverable. In addition, the Company recorded impairment charges of $3,420 against certain biodiesel property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' economic obsolescence identified during the period. During 2019, the Company recorded impairment charges of $12,208, of which $11,145 was related to its New Boston facility's property, plant and equipment resulting from the closing of the plant and the unlikelihood that the plant will be reopened in the near future due to the deteriorating economic conditions uniquely facing the plant. In 2018, impairment charges on continuing operations of $879 were recorded related to certain identified plant property, plant and equipment at our current facilities as the carrying amounts of those assets were deemed not recoverable.
The impairment charges reflected the difference between the carrying amount and the estimated fair value. The fair value was determined based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence. The method of assigning fair value to each asset type and aggregating those values represents a Level 3 asset measurement in determining the fair value on a nonrecurring basis subsequent to its original recognition.
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 9 - Debt" for a further description of the 2036 Convertible Senior Notes. During the year ended December 31, 2020, the Company used $75,890 to repurchase $30,008 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $52,681 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $1,809 in the Consolidated Statements of Operations. During the year ended December 31, 2019, the Company used $14,638, of which $9,402 was settled after year end, to repurchase $6,673 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact of $9,715 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $488 in the Consolidated Statements of Operations.
Security Repurchase Programs
In June 2018, January 2019 and February 2020, the Company's Board of Directors approved a repurchase program of up to $75,000, $75,000, and $100,000, respectively, of the Company's convertible notes and/or shares of common stock (the "2018 Program", "2019 Program", and "2020 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, bond price, legal requirements and other factors. The table below sets out the information regarding the activities under the 2018 Program, the 2019 Program and 2020 Program during 2019 and 2020:

	For the year ended December 31, 2020				For the year ended December 31, 2019
	Number of shares/Principal amount in $'000	January 2019 Program	February 2020 Program	Both Programs	Number of shares/Principal amount in $'000	June 2018 Program	January 2019 Program	Both Programs
2036 Convertible Senior Notes Repurchases	$30,008	$67,804	$8,086	$75,890	$6,673	$7,435	$7,203	$14,638
At December 31, 2020, the Company has $91,914 remaining under the 2020 Program.

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
The other comprehensive income (loss) amounts presented in the Company's Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders' Equity mainly include the foreign currency translation adjustment resulting from translating the financial statements of certain subsidiaries from Euros to US Dollars, the Company's functional currency.
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
Disaggregation of revenue:
    All revenue recognized in the income statement, except for Biomass-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Year ended December 31, 2020	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $1,082	$1,342,944	$—	$—	$(9,099)	$1,333,845
Petroleum diesel sales	—	—	116,318	—	116,318
LCFS credit sales	131,329	—	—	—	131,329
Separated RIN sales	129,715	—	—	—	129,715
Co-product sales	48,046	—	—	—	48,046
Raw material sales	30,199	—	—	—	30,199
Other biomass-based diesel revenue	40,987	—	—	—	40,987
Other revenues	—	87,282	—	(85,875)	1,407
Total revenues from contracts with customers	$1,723,220	$87,282	$116,318	$(94,974)	$1,831,846
Biomass-based diesel government incentives	305,302	—	—	—	305,302
Total revenues	$2,028,522	$87,282	$116,318	$(94,974)	$2,137,148

	Reportable Segments
Year ended December 31, 2019	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $157,896	$1,399,509	$—	$—	$(11,309)	$1,388,200
Petroleum diesel sales	—	—	270,326	—	270,326
LCFS credit sales	106,524	—	—	—	106,524
Separated RIN sales	98,285	—	—	—	98,285
Co-product sales	38,777	—	—	—	38,777
Raw material sales	26,456	—	—	—	26,456
Other biomass-based diesel revenue	44,793	—	—	—	44,793
Other revenues	—	99,086	—	(97,446)	1,640
Total revenues from contracts with customers	$1,714,344	$99,086	$270,326	$(108,755)	$1,975,001
Biomass-based diesel government incentives	650,215	—	—	—	650,215
Total revenues	$2,364,559	$99,086	$270,326	$(108,755)	$2,625,216

	Reportable Segment
Year ended December 31, 2018	Biomass-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Biomass-based diesel sales, net of BTC related amount due to customers of $144,944	$1,474,459	$—	$9,682	$(26,348)	$1,457,793
Petroleum diesel sales	—	—	239,470	—	239,470
LCFS credit sales	61,540	—	—	—	61,540
Separated RIN sales	137,895	—	—	—	137,895
Co-product sales	42,344	—	—	—	42,344
Raw material sales	39,245	—	—	—	39,245
Other biomass-based diesel revenue	34,924	—	—	—	34,924
Other revenues	—	93,347	—	(91,061)	2,286
Total revenues from contracts with customers	$1,790,407	$93,347	$249,152	$(117,409)	$2,015,497
Biomass-based diesel government incentives	352,981	—	—	—	352,981
Total revenues	$2,143,388	$93,347	$249,152	$(117,409)	$2,368,478

Contract balances
    The following table provides information about receivables and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Trade accounts receivable	$74,774	$185,156

Short-term contract liabilities (deferred revenue)	$(946)	$(631)
Short-term contract liabilities (accounts payable)	$(914)	$(255,193)

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
Significant changes to the contract liabilities during the year are as follows:

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	December 31, 2020
Deferred revenue	$631	$20,357	$20,042	$—	$946
Payables to customers related to BTC	255,193	(257,235)	(1,082)	1,874	914
	$255,824	$(236,878)	$18,960	$1,874	$1,860

	January 1, 2019	Cash receipts (Payments)	Less: Impact on Revenue	Other	December 31, 2019
Deferred revenue	$300	$55,477	$55,146	$—	$631
Payables to customers related to BTC	—	—	(255,193)	—	255,193
	$300	$55,477	$(200,047)	$—	$255,824

Freight
Amounts billed to customers for freight are included in biomass-based diesel sales. Costs incurred for freight are included in costs of goods sold.
Advertising Costs
Advertising costs are charged to expense as they are incurred. Advertising and promotional expenses were $2,302, $2,795 and $1,989 for the years ended December 31, 2020, 2019 and 2018, respectively.
Employee Benefits Plan
The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The Company makes matching contributions equal to 50% of the participant’s pre-tax contribution up to a maximum of 6% of the participant’s eligible earnings. Total expense related to the Company’s defined contribution plan was $1,830, $1,815 and $1,588 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The indefinite reinvestment in the earnings of non-US subsidiaries assertion is determined by management’s judgment about and intentions concerning future investment in operations. As of December 31, 2020, the Company is not indefinitely reinvested in the earnings of non-US subsidiaries.
Discontinued Operations
Loss from discontinued operations was mainly related to the research and development activities of REG Life Sciences, the Company's industrial biotechnology business, which had been classified as assets held for sale following the Company's decision to pursue a sale of this business in the fourth quarter of 2018. In May 2019, the sale of REG Life Sciences core assets and business was closed. The wind-down of operations of REG Life Sciences was completed in the fourth quarter of 2019.
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
New Accounting Pronouncements
On June 16, 2016, the FASB issued ASU 2016-13, which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. For public companies, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company's adoption of ASU 2016-12 effective January 1, 2020 did not have a material impact on its consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 eliminates or modifies certain disclosure requirements of ASC 820 and requires new disclosures relating to changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the applicable reporting period. ASU 2018-13 also explicitly requires entities to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company's adoption of ASU 2016-13 effective January 1, 2020 did not have a material impact on its consolidated financial statements.
On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740, Income Taxes. The ASU removes the following exceptions: (1) incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 will not have a material impact on the Company's consolidated financial statements.
On January 16, 2020, the FASB issued ASU 2020-01, which clarifies the interction between Topic 321 (Equity Securities), Topic 323 (Equity Method Investments) and Topic 815 (Derivatives and Hedging). This amendment clarifies that an entity should not consider whether the settlement of a forward contract or exercise of an option is account for under Topic 323 or whether the fair value option is in accordance with Topic 825. For public business entities, the amendments in ASU 2020-01 are effective for fiscal years beginning December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 will not have a material impact on the Company's consolidated financial statements.
On March 9, 2020, the FASB issued ASU 2020-03, which clarifies and updates various topics specific to the Company such as: (1) Amending Topic 820 to explicitly apply to non-financial items accounted for as derivatives under Topic 815. (2) Improve the understanding of Topic 470 and the alignment of Line-of-Credit arrangements and Revolving-Debt arrangements. (3) Clarification on the determination of a contractual term in a net investment in a lease determined in accordance with Topic 842 and Topic 326. For public business entities, the amendments in ASU 2020-03 are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The adoption of ASU 2020-03 will not have a material impact on the Company's consolidated financial statements.
On March 12, 2020, the FASB issued ASU 2020-04, which provides a relief that is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under the following Codification topics and subtopics: ASC 310, Receivables; ASC 470, Debt; ASC 840 or ASC 842, Leases; and ASC 815-15, Derivatives and Hedging: Embedded Derivatives. The ASU also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is still evaluating the impact of the guidance on its consolidated financial statements.
On August 5, 2020, the FASB issued ASU 2020-06, which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal year beginning after December 15, 2020, including interim periods within those years. The Company is evaluating the impact of the guidance on its consolidated financial statements.

NOTE 3—MARKETABLE SECURITIES

The Company's investments in marketable securities are stated at fair value and are available-for-sale. For the year ended December 31, 2019, the Company had no investments in marketable securities. The following table summarizes the Company's investments in marketable securities for the year ended December 31, 2020:

	December 31, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$48,685	$31	$(2)	$48,714
Corporate bonds	Within one year	78,282	45	(18)	78,309
U.S. Treasury bills	Within one year	19,995	2	—	19,997
Municipal bonds	Within one year	2,500	1	—	2,501
Total		$149,462	$79	$(20)	$149,521
Long-term marketable securities
Corporate bonds	within one - five years	$91,694	$35	$(40)	$91,689
U.S. Treasury bills	within one - five years	25,000	1	(5)	24,996
Municipal bonds	within one - five years	3,335	2	—	3,337
Total		$120,029	$38	$(45)	$120,022

NOTE 4—INVENTORIES
Inventories consist of the following at December 31:

	2020	2019
Raw materials	$65,969	$57,818
Work in process	5,515	3,605
Finished goods	137,877	100,006
Total	$209,361	$161,429
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Company's owned property, plant and equipment consists of the following at December 31:

	2020	2019
Land	$10,094	$10,037
Building and improvements	157,488	152,336
Leasehold improvements	12,182	11,692
Machinery and equipment	636,269	586,327
	816,033	760,392
Accumulated depreciation	(273,003)	(238,427)
	543,030	521,965
Construction in process	51,766	62,612
Total	$594,796	$584,577
During 2020, the Company recorded impairment charges of $18,984 related to certain equipment where it was determined that the assets will no longer be used in future renewable diesel production expansions and their carrying amount was deemed not recoverable. In addition, the Company recorded impairment charges of $3,420 against certain biodiesel property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' economic obsolescence identified during the period. During 2019, the Company recorded impairment charges of $11,145 related to its New Boston biorefinery facility's property, plant and equipment assets. Refer to Note 2 for further details.
NOTE 6—INTANGIBLE ASSETS

Amortizing intangible assets consist of the following at December 31:

	December 31, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,618)	$2,612
Renewable diesel technology	8,300	(3,643)	4,657
Acquired customer relationships	4,747	(2,025)	2,722
Other intangible assets	904	(187)	717
Total intangible assets	$20,181	$(9,473)	$10,708

	December 31, 2019
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,368)	$2,862
Renewable diesel technology	8,300	(3,089)	5,211
Acquired customer relationships	4,747	(1,535)	3,212
Other intangible assets	904	(171)	733
Total intangible assets	$20,181	$(8,163)	$12,018
The raw material supply agreement acquired is amortized over its 15 year term based on actual usage under the agreement and expires in 2025. The Company determined the estimated amount of raw materials to be purchased over the life of the agreement to calculate a per pound rate of consumption. The rate is then multiplied by the actual usage each period for expense reporting purposes.
Amortization expense of $1,310, $1,628 and $1,317 for intangible assets was recorded for the years ended December 31, 2020, 2019 and 2018, respectively.
Estimated amortization expense for fiscal years ended December 31 is as follows:

2021	$1,567
2022	1,575
2023	1,599
2024	1,623
2025	1,691
Thereafter	2,653
Total	$10,708
NOTE 7—OTHER ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2020	2019
Commodity derivatives and related collateral, net	$5,433	$6,140
Prepaid expenses	27,933	16,082
Deposits	2,047	3,519
RIN inventory	869	2,137
Taxes receivable	29,621	5,115
Other	1,754	2,480
Total	$67,657	$35,473
RIN inventory is valued at the lower of cost or net realizable value and consists of (i) RINs the Company generates in connection with its production of biomass-based diesel and (ii) RINs acquired from third parties. RINs generated by the Company are recorded at no cost, as these RINs are government incentives and not a tangible output from its biomass-based diesel production. The cost of RINs acquired from third parties is determined using the average cost method. RIN market value is based upon pricing as reported by the OPIS. Since RINs generated by the Company have zero cost associated to them, the lower of cost or market adjustment in RIN inventory reflects only the value of RINs obtained from third parties. There were no lower of cost or market adjustments made to RIN inventory values reported at December 31, 2020 or 2019.
Other noncurrent assets consist of the following at December 31:

	2020	2019
Investments	$13,005	$19,205
Spare parts inventory	2,610	2,610
Catalysts	7,408	1,274
Deposits	451	552
Other	9,246	2,874
Total	$32,720	$26,515
NOTE 8—ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following at December 31:

	2020	2019
Accrued property taxes	$1,807	$1,717
Accrued employee compensation	19,640	21,315
Accrued interest	4,049	3,416
Tax payable	5,569	15,240
Other	3,810	796
Total	$34,875	$42,484
Other noncurrent liabilities consist of the following at December 31:

	2020	2019
Asset retirement obligations	$747	$691
Other	3,738	814
Total	$4,485	$1,505

NOTE 9—DEBT
Term debt
The Company’s term debt at December 31 is as follows:

	2020	2019
4.00% Convertible Senior Notes, $59,619 face amount at December 31, 2020, due in June 2036	$47,057	$69,668
REG Danville term loan, secured, variable interest rate of LIBOR plus 4%, due in July 2022	—	6,468
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	13,241	15,980
REG Grays Harbor term loan, variable interest of minimum 3.5% or Prime Rate plus 0.25%, due in May 2022	—	6,966
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,665	6,929
Other	14	33
Total debt before debt issuance costs	66,977	106,044
Less: Current portion of long-term debt	50,088	77,131
Less: Debt issuance costs (net of accumulated amortization of $990 and $1,139, respectively)	1,731	2,783
Total long-term debt	$15,158	$26,130

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

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. Should the holders elect to convert, the Company’s current intent and policy is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of December 31, 2020 and 2019, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

REG Ralston

In April 2017, REG Ralston, LLC ("REG Ralston") entered into a construction loan agreement ("Construction Loan Agreement") with First Midwest Bank. The Construction Loan Agreement allowed REG Ralston to borrow up to $20,000 during the construction period at REG Ralston. On October 19, 2018, REG Ralston entered into an amended loan agreement with First Midwest bank to convert the Construction Loan Agreement into a term loan ("Ralston Term Loan") for a principal amount of $19,177, due on October 19, 2025. The Ralston Term Loan will bear floating interest using a LIBOR rate plus 2.25% per annum. The loan agreement contains various loan covenants. At December 31, 2020, the effective interest rate on the amount borrowed under this Loan Agreement was 2.41% per annum.

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
Lines of Credit
The following table shows the Company's lines of credit:

	2020	2019
Total revolving loans (current)	$—	$76,990
Maximum remaining available to be borrowed under revolving lines of credit	$149,666	$101,485

The Company's wholly-owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). Prior to an amendment in November 2019, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000. Following this amendment, the maximum commitment was increased to $200,000 through April 30, 2020, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in aggregate amount not to exceed to $50,000, the making of which are subject to customary conditions, including the consent of Lenders providing such additional commitments. On April 30, 2020, the maximum commitment of the Lenders under the M&L Services Revolver automatically decreased to $150,000
The maturity date of the M&L and Services Revolver is September 30, 2021. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the Revolving Credit Agreement), which may range from 1.75% per annum to 2.25% per annum.
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
Maturities of the term debt, including the convertible notes, are as follows for the years ending December 31:

2021	$50,088
2022	3,028
2023	3,040
2024	3,051
2025	2,606
Thereafter	5,164
Total term debt	66,977
Less: current portion	50,088
Total long-term debt before debt issuance costs	$16,889
NOTE 10—INCOME TAXES
Income tax benefit (expense) related to continuing operations for the years ended December 31 is as follows:

	2020	2019	2018
Current income tax expense
State	$(135)	$(12)	$(118)
Foreign	(3,798)	(33)	(292)
	(3,933)	(45)	(410)
Deferred income tax benefit (expense)
Federal	(24,746)	(8,093)	(15,127)
State	(2,882)	1,904	(2,741)
Foreign	(1,162)	1,494	2,914
Net operating loss carryforwards created	62,989	68,344	26,058
	34,199	63,649	11,104
Income tax benefit before valuation allowances	30,266	63,604	10,694
Deferred tax valuation allowances	(36,195)	(63,034)	(16,565)
Income tax benefit (expense)	$(5,929)	$570	$(5,871)
A reconciliation of the reported amount of income tax expense to the amount computed by applying the statutory federal income tax rate to earnings before income taxes from continuing operations is as follows:

	2020	2019	2018
U.S. Federal income tax expense at statutory rates of 21 percent for all periods	$(27,036)	$(78,105)	$(61,812)
State taxes, net of federal income tax benefit	4,954	12,394	1,719
Tax position on government incentives	58,602	124,553	69,197
Global intangible low tax income	(5,188)	—	—
Equity compensation	2,086	—	—
Rate difference on foreign operations	(1,576)	—	—
Research & development tax credit	473	2,703	—
Non-deductible expenses	(1,245)	—	—
Unrecognized tax benefits	(427)	(24)	(272)
Other	(377)	2,083	1,862
Total benefit (expense) for income taxes before valuation allowances	30,266	63,604	10,694
Valuation allowances	(36,195)	(63,034)	(16,565)
Total benefit (expense) for income taxes	$(5,929)	$570	$(5,871)

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

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$411,726	$348,734
Goodwill	13,658	17,028
Stock-based compensation	3,550	3,805
Interest expense carryforward	5,391	4,877
Tax credit carryforwards	6,521	4,330
Leases	7,818	11,364
Intangibles	1,459	1,530
Risk management unrealized loss	1,548	131
Accrued compensation	4,336	4,285
Inventory capitalization	3,226	2,442
Other	5,235	5,034
Deferred tax assets	464,468	403,560
Deferred Tax Liabilities:
Property, plant and equipment	(68,948)	(41,769)
Leases	(7,822)	(9,459)
Convertible debt	(3,253)	(5,213)
Prepaid expenses	(2,644)	(2,106)
Other	(622)	(1,086)
Deferred tax liabilities	(83,289)	(59,633)
Net deferred tax assets	381,179	343,927
Valuation allowance	(387,786)	(350,902)
Net deferred tax liabilities	$(6,607)	$(6,975)
At December 31, 2020, the Company has recorded a net deferred tax asset before valuation allowance of $411,726 related to the benefit of federal, state and foreign net operating loss carry-forwards. Federal net operating loss carry-forward totals $1,561,216 and will begin to expire in 2028, while the amount and expiration dates of state net operating losses vary by jurisdiction. Changes in ownership of the Company, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, in any one year may limit the utilization of federal and state net operating losses and credit carry-forwards. The Company has performed an ownership change analysis during 2020 to determine the impact of changes in ownership on utilization of carry-forward attributes, the results of which have been incorporated into our financial statements.
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

	2020	2019	2018
Beginning of year balance	$350,902	$283,805	$265,362
Changes in valuation allowance charged to income	36,195	65,558	18,875
Foreign currency translation	689	(164)	(440)
Change in valuation allowance charged to OCI	—	(7)	8
Change in valuation allowance charged to equity	—	1,710	—
End of year balance	$387,786	$350,902	$283,805

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
A reconciliation of the total amounts of unrecognized tax benefits at December 31 is as follows:

	2020	2019	2018
Beginning of year balance	$2,777	$2,028	$1,771
Increases to tax positions expected to be taken	—	732	—
Increases to tax positions taken during prior years	427	24	272
Foreign currency translation	28	(7)	(15)
End of year balance	$3,232	$2,777	$2,028
The Company recorded an unrecognized tax benefit liability associated with a filing position for a prior year foreign tax return. The amount of unrecognized tax benefits that would affect the effective tax rate if the tax benefits were recognized was $726 at December 31, 2020, $274 at December 31, 2019, and $257 at December 31, 2018. The remaining liability for unrecognized tax benefits is related to tax positions for which there is a related deferred tax asset. The Company does not believe it is reasonably possible that the amounts of unrecognized tax benefits existing as of December 31, 2020 will significantly increase or decrease over the next twelve months. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company has recorded interest on the foreign unrecognized tax benefit.
The Company is subject to tax in the United States and various state and foreign jurisdictions. The U.S. Internal Revenue Service has examined the Company's federal income tax returns through 2008, as well as 2010 and 2011. During the fourth quarter of 2020, the German tax authorities began an examination of the Company's corporate income tax returns for the years 2016 through 2018, and have previously examined such tax returns through 2014. All other years in the United States and Germany are subject to examination, while various state and other foreign income tax returns also remain subject to examination by taxing authorities.
Although not considered indefinitely reinvested, the Company has not made a provision for United States or additional foreign withholding taxes due to provisional accumulated tax deficits outside the United States. The Company has not recorded a deferred tax asset for the outside basis difference related to investments in its foreign subsidiaries as the investment is essentially permanent in duration.
NOTE 11—STOCK-BASED COMPENSATION
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
The Company recorded stock-based compensation expense of $6,942, $6,707 and $6,412 for the years ended December 31, 2020, 2019 and 2018, respectively. The stock-based compensation costs were included as a component of selling, general and administrative expenses. At December 31, 2020, there was $10,845 of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a period of approximately 3.0 years.
Restricted Stock Units
The following table summarizes information about the Company’s Common Stock RSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding - January 1, 2018	888,391	$12.12
Issued	425,150	$13.23
Vested and restriction lapsed	(225,339)	$10.52
Forfeited	(65,928)	$10.52
Awards outstanding - December 31, 2018	1,022,274	$13.04
Issued	277,711	$21.76
Vested and restriction lapsed	(425,041)	$9.79
Forfeited	(89,779)	$11.85
Awards outstanding - December 31, 2019	785,165	$18.02
Issued	292,638	$24.06
Vested and restriction lapsed	(319,541)	$14.66
Forfeited	(10,379)	$14.82
Awards outstanding - December 31, 2020	747,883	$21.87
The RSUs convert into one share of common stock upon vesting. RSU’s issued prior to 2019 cliff vest at the earlier of expressly provided service or performance conditions. The RSU grants in 2019 and after vest one third on each of the three anniversary dates following the grant date. The service period for these RSU awards, excluding those issued to the Company’s Board of Directors (one year) and certain executive management (three to four years), is a three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.
Performance Restricted Stock Units
The following table summarizes information about the Company’s Common Stock PRSU’s granted, vested, exercised and forfeited:

	Number of Awards	Weighted Average Issue Price
Awards outstanding -January 1, 2018	355,118	$10.46
Issued	171,580	$9.63
Vested and restriction lapsed	(292,963)	$8.45
Forfeited	(25,650)	$9.83
Awards outstanding - December 31, 2018	208,085	$12.68
Issued	148,118	$19.31
Vested and restriction lapsed	(25,000)	$9.17
Forfeited	(8,739)	$12.90
Awards outstanding - December 31, 2019	322,464	$15.99
Issued	145,709	$22.30
Vested and restriction lapsed	(123,711)	$15.40
Forfeited	(50,293)	$10.17
Awards outstanding - December 31, 2020	294,169	$20.36
The PRSUs convert into one share of common stock upon vesting. PRSUs vest in different tranches upon meeting certain performance conditions, which are generally based on the Company's stock price performance or return on invested capital and expressly provided service. These PRSUs are fair valued at grant date based on Monte Carlo simulations or at a percentage of the stock price at grant date. The derived service period for these PRSU awards as a result of the Monte Carlo simulation, is an approximately two to three year period from the grant date. The performance conditions provide for accelerated vesting upon various conditions including a change in control or other common stock liquidity events.

Stock Appreciation Rights
The following table summarizes information about SARs granted, forfeited, vested and exercisable:

	Number of SAR’s	Weighted Average Exercise Price	Weighted Average Contractual Term
SAR's outstanding - January 1, 2018	1,701,269	$10.20
Granted	—	$—
Exercised	(610,541)	$10.13
Forfeited	(54,051)	$11.08
SAR's outstanding - December 31, 2018	1,036,677	$10.19	4.7 years
Granted	—	$—
Exercised	(85,652)	$10.54
Forfeited	(50,723)	$10.82
SAR's outstanding - December 31, 2019	900,302	$10.12	3.8 years
Granted	—	$—
Exercised	(218,760)	$9.67
Forfeited	(80)	$9.26
SAR's outstanding - December 31, 2020	681,462	$10.27	3.0 years
SAR's exercisable - December 31, 2020	681,462	$10.27	3.0 years
SAR's expected to vest - December 31, 2020	—	$—	3.0 years
The SARs vest 25% annually on each of the four anniversary dates following the grant date and expire after ten years. The fair value of each SAR grant was estimated using the Black-Scholes option-pricing model. The Company no longer issues or grants new SARs.
NOTE 12—LEASES
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
The following table summarizes information about the Company's lease expense for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Lease expense:
Operating lease expenses	$18,022	$22,590
Variable lease expenses	1,682	2,255
Short-term and other lease expenses	1,778	1,305
Total lease expense	$21,482	$26,150
The weighted-average remaining lease term for the Company's operating leases is 3.55 years as of December 31, 2020. The weighted-average discount rate for the Company's operating leases is 4.36% as of December 31, 2020.
For each of the next five calendar years and thereafter, future minimum lease payments and scheduled maturities under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

	Total payments	Less: Discount	Operating lease obligation
2021	$15,454	$873	$14,581
2022	6,320	459	5,861
2023	3,634	290	3,344
2024	2,062	195	1,867
2025	1,505	139	1,366
2026 and thereafter	2,996	211	2,785
Total	$31,971	$2,167	$29,804

NOTE 13 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), CBOT Soybean Oil (previously referred to as soybean oil) and New York Mercantile Exchange ("NYMEX") Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on biomass-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are not hedge accounting designated derivatives and recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of biomass-based diesel costs of goods sold reflected in current results of operations. At December 31, 2020, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 50.4 million gallons and 27.0 million pounds and 3.2 million million British thermal units, respectively.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within Prepaid and other assets in the Consolidated Balance Sheets, see "Note 7 – Other Assets". As of December 31, 2020, the Company posted $14,139 of collateral associated with its commodity-based derivatives with a net liability position of $8,706.
The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Consolidated Balance Sheets:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Gross amounts of commodity derivative contracts recognized at fair value	$3,458	$12,164	$1,633	$4,749
Cash collateral	14,139	—	9,256	—
Total gross amount recognized	17,597	12,164	10,889	4,749
Gross amounts offset	(12,164)	(12,164)	(4,749)	(4,749)
Net amount reported in the Consolidated Balance Sheets	$5,433	$—	$6,140	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	2020	2019	2018
Commodity derivatives	Cost of goods sold – Biomass-based diesel	$36,931	$(28,898)	$18,399
NOTE 14—FAIR VALUE MEASUREMENT
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$48,714	$—	$48,714	$—
Corporate bonds	$169,998	—	169,998	—
U.S. Treasury bills	$44,992	44,992	—	—
Municipal bonds	$5,839	—	5,839	—
Commodity contract derivatives	$(8,706)	(3,069)	(5,637)	—
	$260,837	$41,923	$218,914	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Commodity contract derivatives	$(3,116)	$(84)	$(3,032)	$—

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values. Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include commercial papers, corporate notes/bonds, U.S. Treasury bills and municipal notes/bonds, is obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices, e.g., interest rates and yield curves.
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
The estimated fair values of the Company’s financial instruments, which are not recorded at fair value are as follows as of December 31:

	2020		2019
	Asset (Liability) Carrying Amount	Estimated Fair Value	Asset (Liability) Carrying Amount	Estimated Fair Value
Financial Liabilities:
Debt and lines of credit	$(66,977)	$(418,107)	$(183,034)	$(338,482)
NOTE 15—NET INCOME (LOSS) PER SHARE
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
For the 2036 Convertible Senior Notes, the Company's current intent is to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company's option in cash, stock or a combination of cash and stock. Therefore, the dilutive effect of the convertible senior notes is limited to the conversion premium. There were no anti-dilutive shares within the periods presented.

The following table presents the calculation of diluted net income (loss) from continuing operations per share:

	2020	2019	2018
Net income from continuing operations available to common stockholders - Basic	$120,415	$364,257	$281,036
Plus (less): effect of participating securities	2,398	8,238	7,434
Net income available to common stockholders	122,813	372,495	288,470
Less: effect of participating securities	(2,398)	(8,238)	(7,434)
Net income from continuing operations available to common stockholders - Diluted	$120,415	$364,257	$281,036

Net loss from discontinued operations available to common stockholders - Basic	$—	$(9,667)	$(11,312)
Plus (less): effect of participating securities	—	—	—
Net loss available to common stockholders	—	(9,667)	(11,312)
Less: effect of participating securities	—	—	—
Net loss from discontinued operations available to common stockholders - Diluted	$—	$(9,667)	$(11,312)

Net income available to common stockholders - Basic	$120,415	$354,804	$270,016
Plus (less): effect of participating securities	2,398	8,024	7,142
Net income available to common stockholders	122,813	362,828	277,158
Less: effect of participating securities	(2,398)	(8,024)	(7,142)
Net income available to common stockholders - Diluted	$120,415	$354,804	$270,016

Net income available to common stockholders - Diluted
Weighted-average shares used to compute basic net income (loss) per share	39,199,687	38,288,610	37,687,552
Adjustment to reflect conversion of convertible notes	3,915,439	3,589,065	5,416,043
Adjustment to reflect stock appreciation right conversions	571,863	443,305	550,125
Weighted-average shares used to compute diluted net income (loss) per share	43,686,989	42,320,980	43,653,720
Net income (loss) per share available to common stockholders - Diluted
Continuing operations	$2.76	$8.61	$6.44
Discontinued operations	$—	$(0.25)	$(0.30)
Diluted net income	$2.76	$8.38	$6.19

NOTE 16—REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
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
The Biomass-based diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into biomass-based diesel. The Biomass-based Diesel segment also includes the Company’s purchases and resale of biomass-based diesel produced by third parties. Revenue is derived from the purchases and sales of biomass-based diesel, RINs and raw material feedstocks acquired from third parties, sales of processed biomass-based diesel from Company facilities, related by-products and renewable energy government incentive payments, in the United States and internationally.
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
The following table represents the significant items by reportable segment:

	2020	2019	2018
Net sales from continuing operations:
Biomass-based Diesel	$2,028,522	$2,364,559	$2,143,388
Services	87,282	99,086	93,347
Corporate and other	116,318	270,326	249,152
Intersegment revenues	(94,974)	(108,755)	(117,409)
	$2,137,148	$2,625,216	$2,368,478
Income (loss) from continuing operations before income taxes
Biomass-based diesel	$138,358	$371,248	$299,569
Services	(4,498)	6,092	4,863
Corporate and other	(5,118)	(5,415)	(10,091)
	$128,742	$371,925	$294,341
Depreciation and amortization expense, net:
Biomass-based diesel	$49,038	$54,513	$32,558
Services	3,279	2,479	1,658
Corporate and other	1,626	1,763	3,026
	$53,943	$58,755	$37,242
Cash paid for purchases of property, plant and equipment:
Biomass-based diesel	$52,498	$40,567	$41,906
Services	4,775	1,840	4,300
Corporate and other	6,369	111	247
	$63,642	$42,518	$46,453

	2020	2019
Goodwill:
Services	$16,080	$16,080

Assets:
Biomass-based diesel	$1,101,179	$1,711,870
Services	69,152	69,144
Corporate and other	784,829	425,602
Intersegment eliminations	(493,762)	(421,267)
	$1,461,398	$1,785,349

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiaries making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	2020	2019	2018
Revenues:
United States	$1,758,577	$2,366,724	$2,192,777
International	378,571	258,492	175,701
	$2,137,148	$2,625,216	$2,368,478

	2020	2019
Property, Plant and Equipment:
United States	$565,657	$562,165
International	29,139	22,412
	$594,796	$584,577
NOTE 17—COMMITMENTS AND CONTINGENCIES
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

2021	$2,976
2022	2,976
2023	2,976
2024	863
2025	—
Total	$9,791
As of December 31, 2020, REG Geismar relies on one supplier to provide hydrogen necessary to execute the production process. Any disruptions to the hydrogen supply during production from this supplier will result in the shutdown of the REG Geismar plant operations. The Company is currently seeking additional hydrogen suppliers for the REG Geismar facility.

Subsequent to the issuance of the Company's 2018 and 2019 financial statements, the Company's management determined that Biomass-based diesel government incentives revenue was improperly recognized on certain transactions. This was as a result of the Company not being the proper claimant for certain BTC payments on biodiesel it sold between January 1, 2017 and September 30, 2020. REG qualifies for the BTC when it blends petroleum diesel with biodiesel. Due to failures in the petroleum diesel additive system at the Company's facility in Seneca, Illinois, petroleum diesel was periodically not added to certain loads. As a result, the Company's customers who received these loads and subsequently added petroleum diesel are the proper claimants on these biodiesel gallons rather than the Company's REG Seneca subsidiary.

The Company discovered a blending discrepancy in connection with its preparation for a standard IRS audit of its BTC filings. The Company self-reported the findings to the IRS and initiated an investigation overseen by the Audit Committee of the Company’s Board of Directors. The Company reached an agreement with the IRS on a $40,505 assessment, excluding interest, to correct the REG Seneca BTC claims (hereafter "BTC liability"). This reflects assessments of $14,821, $9,874, $7,633 and $8,177 for the tax years 2017, 2018, 2019, and the first three quarters of 2020, respectively. The Company expects to recover $2,353 because another REG subsidiary blended the biodiesel with petroleum diesel and was thus the proper claimant, and thus the recorded BTC Liability has been reduced to give effect to the expected recovery. The Company is working with its customers on BTC re-filings on these gallons to reduce further the BTC Liability, which may include recovering amounts from its customers. There can be no assurances that future reduction to the BTC Liability will occur.

The following table represents the BTC Liability including the related assessed interest expense included in the IRS's tax assessment, which have been included on the consolidated financial statements for the years ended December 31, 2020 and 2019.

	2020	2019
BTC liability included in Accounts payable	$38,151	$30,686
Accrued expenses and other liabilities	3,603	1,708
	$41,754	$32,394
Within the agreement with the IRS, the IRS has not elected to assess any additional penalty besides interest on the assessed amount.
NOTE 18—SUBSEQUENT EVENTS
Subsequent to December 31, 2020, the Company received three notices of conversion related to the 2036 Convertible Senior Note in total principal amount of $28,250, to be settled in March and April 2021. In accordance with the indenture governing such Notes, the Company has elected to settle all conversions of each $1,000 principal amount of Notes being converted with $1,000 in cash and any conversion value in excess of that amount in shares of the Company's common stock.
NOTE 19—SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)
The following table represents the significant items for the results of operations on a quarterly basis for the years ended December 31, 2020 and 2019:

	Three Months Ended March 31, 2020 (As Restated)	Three Months Ended June 30, 2020 (As Restated)	Three Months Ended September 30, 2020 (As Restated)	Three Months Ended December 31, 2020
Revenues from continuing operations	$472,957	$543,905	$572,358	$547,928
Gross profit from continuing operations	105,561	22,556	73,956	66,281
Selling, general, and administrative expenses including research and development expense	27,485	28,427	31,059	32,331
Gain on disposal of property, plant and equipment	—	(187)	—	(18)
Impairment of property, plant and equipment	—	—	19,256	3,148
Income (loss) from operations	78,076	(5,684)	23,641	30,820
Other income (expense), net	(2,078)	5,628	68	(1,729)
Net income (loss) from continuing operations	74,667	(1,685)	22,663	27,168
Net income (loss)	$74,667	$(1,685)	$22,663	$27,168
Net income (loss) from continuing operations available to common stockholders	$73,158	$(1,685)	$22,223	$26,685
Basic net income (loss) per share available to common stockholders:
Continuing operations	$1.88	$(0.04)	$0.57	$0.68
Net income (loss) per share	$1.88	$(0.04)	$0.57	$0.68
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$1.67	$(0.04)	$0.51	$0.60
Net income (loss) per share	$1.67	$(0.04)	$0.51	$0.60

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Revenues from continuing operations	$478,209	$560,643	$584,372	$1,001,992
Gross profit (loss) from continuing operations	(12,792)	(26,772)	24,076	529,380
Selling, general, and administrative expenses including research and development expense	25,354	27,041	24,762	41,052
Impairment of property, plant and equipment	—	468	11,145	595
Income (loss) from operations	(38,146)	(54,281)	(11,831)	487,733
Other expense, net	(3,936)	(3,709)	(2,815)	(1,090)
Net income (loss) from continuing operations	(41,652)	(57,900)	(14,018)	486,065
Net loss from discontinued operations	(2,017)	(4,462)	(2,193)	(995)
Net income (loss)	$(43,669)	$(62,362)	$(16,210)	$485,069
Net income (loss) from continuing operations available to common stockholders	$(41,652)	$(57,900)	$(14,018)	$476,439
Net loss from discontinued operations available to common stockholders	$(2,017)	$(4,462)	$(2,193)	$(995)
Basic net income (loss) per share available to common stockholders:
Continuing operations	$(1.12)	$(1.53)	$(0.36)	$12.23
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss) per share	$(1.17)	$(1.65)	$(0.42)	$12.20
Diluted net income (loss) per share available to common stockholders:
Continuing operations	$(1.12)	$(1.53)	$(0.36)	$11.15
Discontinued operations	$(0.05)	$(0.12)	$(0.06)	$(0.03)
Net income (loss) per share	$(1.17)	$(1.65)	$(0.42)	$11.12

The results for the three months ended December 31, 2019 reflect the full recognition in revenue the effect of the retroactive reinstatement of the 2018 and 2019 BTC. The net benefit of the BTC was $254,194 and $229,042 related to the business conducted in 2019 and 2018, respectively. As discussed in Note 17 - COMMITMENTS AND CONTINGENCIES, the Company discovered a blending discrepancy in connection with its preparation for a standard IRS audit of its BTC filings. The Company reached agreement with the IRS on a $40,505 assessment, excluding interest, to correct the REG Seneca BTC claims. This reflects assessments of $14,821, $9,874, $7,633 and $8,177 for the tax years 2017, 2018, 2019, and the first three quarters of 2020, respectively. The Company is working with its customers on BTC re-filings on these gallons to reduce further the BTC Liability, which may include recovering amounts from its customers. There can be no assurances that future reduction to the BTC Liability will occur. The condensed consolidated financial statements for the three months ended September 30, June 30 and March 31, 2020 have been revised for the effects of the matter as presented in the table below.

	Adjustments
	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Reduction in Revenues, Gross profit, Income (loss) from continuing operations	$1,712	$2,059	$3,694
Reduction in Other income (expense), net	$474	$474	$474
Reduction in Net income (loss from continuing operations	$2,186	$2,533	$4,168
The tables below illustrate the effects on the condensed consolidated financial statements for each financial statement caption to which the adjustment was made.

Impact on Condensed Consolidated Balance Sheets	March 31, 2020	June 30, 2020	September 30, 2020
Accounts payable, as reported	$373,941	$182,370	$135,039
Accounts payable, as restated	$406,340	$216,828	$173,191

Accrued expenses and other liabilities, as reported	$18,676	$18,127	$23,107
Accrued expenses and other liabilities, as restated	$20,856	$20,781	$26,235

Retained earnings, as reported	$877,645	$878,493	$905,324
Retained earnings, as restated	$843,066	$841,380	$864,045

Impact on Condensed Consolidated Statements of Operations	Three Months ended March 31, 2020	Three Months ended June 30, 2020	Three Months ended September 30, 2020
Biomass-based diesel government incentives, as reported	$68,159	$94,134	$83,178
Biomass-based diesel government incentives, as restated	$66,447	$92,075	$79,484

Interest expense, as reported	$(2,472)	$(1,190)	$(1,070)
Interest expense, as restated	$(2,946)	$(1,664)	$(1,544)

Impact on the Condensed Consolidated Statements of Cash Flows	Three Months ended March 31, 2020	Six Months ended June 30, 2020	Nine Months ended September 30, 2020

Changes in asset and liabilities, net of effects from mergers and acquisitions:
Accounts payable, as reported	$1,688	$(187,659)	$(236,213)
Accounts payable, as restated	$3,400	$(183,888)	$(228,748)

Accrued expenses and other liabilities, as reported	$(18,277)	$(18,665)	$(13,607)
Accrued expenses and other liabilities, as restated	$(17,803)	$(17,717)	$(12,185)

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

Our management, with the participation of our CEO and our Interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2020. Based on that evaluation, our CEO and our Interim CFO concluded that, as of

December 31, 2020, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was not effective as of December 31, 2020.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We did not maintain effective preventive and review controls over the purchase and use of the petroleum diesel gallons when blending with biodiesel. This resulted in an overstatement of biomass-based diesel government incentive revenue and an understatement of interest expense for the quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 as well as the years ended December 31, 2019 and 2018 and a corresponding understatement of accounts payable and accrued expenses and other liabilities as of September 30, 2020, June 30, 2020, and March 31, 2020, and December 31, 2019 and 2018.
Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020.
Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2020 and has issued an attestation report regarding its assessment included herein.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We have made and intend to continue to make improvements to our internal control over financial reporting. Management, with oversight from our Audit Committee, has identified and has begun executing actions that we believe will remediate the material weakness described above once fully implemented and operating for a sufficient period of time and have established the following policies and controls in response to the matters giving rise to the material weakness.

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
While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine those controls and monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.
Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting

Other than as described above under "Remediation Plan for Material Weakness in Internal Control over Financial Reporting," there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2020, with respect to our equity compensation plans:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by stockholders	1,723,514	1	$10.27	2	2,266,492
Equity compensation plans not approved by stockholders	—		—		—
Total	1,723,514		$10.27		2,266,492
1Includes 747,883 shares underlying outstanding restricted stock units, 294,169 shares underlying outstanding performance restricted stock units, and 681,462 shares underlying outstanding stock appreciation rights.
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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)    Financial Statements
(i)Consolidated Balance Sheets as of December 31, 2020 and 2019
(ii)Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
(iii)Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
(iv)Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
(v)Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(vi)Notes to the Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018
(b) Exhibits
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

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 14, 2016).*

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 3, 2019).*

10.5	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 14, 2016).*

10.6	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2016).*

10.7	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2017).*

Exhibit Number	Description
10.8	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 4, 2018).*

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 3, 2019).*

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

10.32
Amendment No. 14 to Credit Agreement, dated as of November 4, 2019, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 6, 2019)

10.33
Amendment No. 15 to Credit Agreement, dated as of March 3, 2020, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, Fifth Third Bank, REG Services Group, LLC and REG Marketing and Logistics Group, LLC (incorporated by reference in Exhibit 10.34 to the Company's Annual Report on Form 10-K filed March 6, 2020).

10.34
General Continuing Guaranty dated as of December 23, 2011 in favor of Wells Fargo Capital Finance, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2011).

21.1**	List of Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1**	Certification of Cynthia J. Warner pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2**	Certification of Todd Robinson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

Exhibit Number	Description
101.1	The following financial information of the Company and its subsidiaries for the fiscal year ended December 31, 2020, is formatted in Inline XBRL interactive data files: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iii) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan, contract or arrangement.
**Filed herewith.
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer
Date: March 1, 2021
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

Date
/s/ Cynthia J. Warner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Cynthia J. Warner

/s/ Todd Robinson	Interim Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Todd Robinson

/s/ Todd M. Samuels	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Todd M. Samuels

/s/ Jeffrey Stroburg	Director (Chairman)	March 1, 2021
Jeffrey Stroburg

/s/ Randolph L. Howard	Director (Vice Chairman)	March 1, 2021
Randolph L. Howard

/s/ Delbert Christensen	Director	March 1, 2021
Delbert Christensen

/s/ Peter J.M. Harding	Director	March 1, 2021
Peter J. M. Harding

/s/ Debora M. Frodl	Director	March 1, 2021
Debora M. Frodl

/s/ Michael Scharf	Director	March 1, 2021
Michael Scharf

/s/ Christopher Sorrells	Director	March 1, 2021
Christopher Sorrells

/s/ James C. Borel	Director	March 1, 2021
James C. Borel

/s/ Walter Berger	Director	March 1, 2021
Walter Berger