Form 10-Q
period 2021-03-31
Renewable Energy Group, Inc.
filed 2021-05-04
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

As of April 30, 2021, the registrant had 47,662,492 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings and the proposed capacity expansion of our Geismar, Louisiana biorefinery, including financing such expansion;
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
•our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements and any additional indebtedness required for the proposed capacity expansion of our Geismar, Louisiana biorefinery;
•our security repurchase programs and our marketable securities;
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
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors, including but not limited to those Risk Factors discussed in Item 1A of Part II, could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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
4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$335,789	$84,441
Marketable securities	129,047	149,521
Accounts receivable (net of allowance for doubtful accounts of $1,175 and $1,631, respectively)	129,547	143,475
Inventories	290,013	209,361
Prepaid expenses and other assets	77,757	67,657
Restricted cash	3,746	3,777
Total current assets	965,899	658,232
Long-term marketable securities	142,023	120,022
Property, plant and equipment, net	594,895	594,796
Right of use assets	36,479	28,840
Goodwill	16,080	16,080
Intangible assets, net	10,326	10,708
Other assets	39,174	32,720
TOTAL ASSETS	$1,804,876	$1,461,398
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$28,814	$50,088
Current maturities of operating lease obligations	16,061	14,581
Accounts payable	110,858	132,938
Accrued expenses and other liabilities	29,406	34,875
Deferred revenue	9,224	13,488
Total current liabilities	194,363	245,970
Deferred income taxes	6,443	6,607
Long-term debt (net of debt issuance costs of $1,020 and $1,731, respectively)	15,113	15,158
Long-term operating lease obligations	21,104	15,223
Other liabilities	3,932	4,485
Total liabilities	240,955	287,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 47,539,744 and 39,334,839 shares outstanding, respectively)	6	5
Common stock—additional paid-in-capital	733,011	392,247
Retained earnings	930,433	891,211
Accumulated other comprehensive income	(350)	1,160
Treasury stock (8,548,742 and 10,591,074 shares outstanding, respectively)	(99,179)	(110,668)
Total equity	1,563,921	1,173,955
TOTAL LIABILITIES AND EQUITY	$1,804,876	$1,461,398
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2021	March 31, 2020
REVENUES:
Bio-based diesel sales	$479,495	$406,398
Bio-based diesel government incentives	60,249	66,447
	539,744	472,845
Other revenue	—	112
	539,744	472,957

COSTS OF GOODS SOLD	465,942	367,396
GROSS PROFIT	73,802	105,561
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,177	27,485
IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	822	—
INCOME FROM OPERATIONS	41,803	78,076
OTHER INCOME (EXPENSE), NET:
Gain (loss) on debt extinguishment	(1,922)	1,172
Interest income	1,312	—
Other income (expense)	779	(304)
Interest expense	(1,117)	(2,946)
	(948)	(2,078)
INCOME BEFORE INCOME TAXES	40,855	75,998
INCOME TAX EXPENSE	(1,633)	(1,331)
NET INCOME	$39,222	$74,667

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	639	1,509
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$38,583	$73,158
Basic net income per share available to common stockholders:
Net income per share	$0.95	$1.88
Diluted net income per share available to common stockholders:
Net income per share	$0.88	$1.67
Weighted-average shares used to compute basic net income per share available to common stockholders:
Basic	40,425,593	38,979,057
Weighted-average shares used to compute diluted net income per share available to common stockholders:
Diluted	43,661,568	43,692,155
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
Net income	$39,222	$74,667
Unrealized losses on marketable securities, net of taxes of $(11) and $—, respectively	(173)	—
Foreign currency translation adjustments	(1,337)	(551)
Other comprehensive loss	(1,510)	(551)
Comprehensive income	$37,712	$74,116
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$768,398	$(1,994)	$(105,488)	$1,099,512
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net Income	—	—	—	74,667	—	—	74,667
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$843,065	$(2,545)	$(106,306)	$1,156,343

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2021	39,334,839	$5	$392,247	$891,211	$1,160	$(110,668)	$1,173,955
Conversion of restricted stock units to common stock (net of 150,906 shares of treasury stock purchased)	254,396	—	—	—	—	(10,026)	(10,026)
Settlement of stock appreciation rights in common stock (net of 2,598 shares of treasury stock purchased)	4,673	—	(176)	—	—	(1,431)	(1,607)
Equity issuance (net of issuance costs of $19,970)	5,750,000	1	365,279	—	—	—	365,280
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,143)	2,195,836	—	(26,183)	—	—	22,946	(3,237)
Stock compensation expense	—	—	1,844	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	39,222	—	—	39,222
BALANCE, March 31, 2021	47,539,744	$6	$733,011	$930,433	$(350)	$(99,179)	$1,563,921

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,222	$74,667
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	10,915	8,934
Amortization expense of assets and liabilities, net	4,701	4,660
Accretion of convertible note discount	179	256
Amortization of marketable securities	659	—
(Gain) loss on debt extinguishment	1,922	(1,172)
Provision for doubtful accounts	21	456
Impairment of property, plant and equipment	822	—
Stock compensation expense	1,844	1,367
Deferred tax expense	1,000	1,034
Other operating activities	49	161
Changes in assets and liabilities:
Accounts receivable, net	13,770	104,598
Inventories	(80,664)	(44,881)
Prepaid expenses and other assets	(16,241)	(28,273)
Accounts payable	(24,865)	3,400
Accrued expenses and other liabilities	(5,908)	(17,803)
Operating lease obligations	(4,158)	(4,107)
Deferred revenue	(4,264)	2,102
Cash provided by (used in) operating activities	(60,996)	105,399
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(93,092)	—
Cash received from maturities of marketable securities	90,722	—
Cash paid for purchase of property, plant and equipment	(10,487)	(9,030)
Other investing activities	(1,500)	—
Cash used in investing activities	(14,357)	(9,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line of credit	—	82,756
Cash paid on notes payable	(27,159)	(40,141)
Cash received from equity offering	385,250	—
Cash paid for equity offering costs	(19,565)	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(11,633)	(823)
Cash provided from financing activities	326,893	41,792
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	251,540	138,161
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	88,218	53,436
Effect of exchange rate changes on cash	(223)	(47)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$339,535	$191,550

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$913	$—
Cash paid for interest	$606	$885
Leased assets obtained in exchange for new operating lease liabilities	$11,293	$903

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$5,701	$6,739
Equity issuance costs	$405	$—
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2021 and 2020
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 1, 2021. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
The Company owns and operates a network of twelve bio-based diesel production facilities, with ten locations in North America and two locations in Europe, and an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of low carbon feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil, and canola oil.
The bio-based diesel industry and the Company’s business have benefited from certain federal and state government programs. The federal biodiesel mixture excise tax credit (the "BTC") was retroactively reinstated on December 20, 2019 for the years 2018 and 2019. The BTC has also been extended through December 31, 2022. The modification of federal and state government programs could adversely affect the financial results of the Company.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Restricted Cash
The Company segregates certain cash balances as restricted cash that represent those funds required to be set aside by a contractual agreement. The Company classifies restricted cash between current and non-current assets based on the length of time of the restricted use.
As of March 31, 2021 and 2020, current restricted cash was $3,746 and $3,000, respectively, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$335,789	$188,550
Restricted cash	3,746	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$339,535	$191,550

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of March 31, 2021. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
Renewable Identification Numbers ("RINs")
When the Company produces and sells a gallon of bio-based diesel for use in the United States, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with the Renewable Fuel Standard ("RFS2"), using the EPA moderated transaction system. RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of bio-based diesel. As a result, a portion of the selling price for a gallon of bio-based diesel sold in the U.S. is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the bio-based diesel produced or held by the Company pending attachment to other bio-based diesel production sales. Additionally, RINs, once obtained through the production and sale of gallons of bio-based diesel, may be separated by the acquirer and sold separately.
In addition, the Company also obtains RINs from third parties who have separated the RINs from gallons of bio-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period. The resulting adjustments are reflected in costs of goods sold for the period. The value of these RINs is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheets. The cost of goods sold related to the sale of these RINs is determined using the average cost method, while market prices are determined by RIN values, as reported by the Oil Price Information Service ("OPIS").

Low Carbon Fuel Standard
The Company generates Low Carbon Fuel Standard ("LCFS") credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into an LCFS market and sold for qualifying purposes. LCFS credits are used to track compliance with the LCFS. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by the Company.
In addition, the Company also obtains LCFS credits from third-party trading activities. From time to time, the Company holds varying amounts of these third-party LCFS credits for resale. LCFS credits obtained from third parties are initially recorded at their cost and are subsequently revalued at the lower of cost or net realizable value as of the last day of each accounting period, and the resulting adjustments are reflected in costs of goods sold for the period. The value of LCFS credits obtained from third parties is reflected in “Prepaid expenses and other assets” on the Condensed Consolidated Balance Sheet. The cost of goods sold related to the sale of these LCFS credits is determined using the average cost method, while market prices are determined by LCFS values, as reported by the OPIS. At March 31, 2021 and December 31, 2020, the Company held no LCFS credits purchased from third parties.
The Company records assets acquired and liabilities assumed through the exchange of non-monetary assets based on the fair value of the assets and liabilities acquired or the fair value of the consideration exchanged, whichever is more readily determinable.

Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt and Subsequent Events" for a further description of the 2036 Convertible Senior Notes and information regarding our April 2021 notice of redemption of all such notes. During the three months ended March 31, 2021, the Company received notices of conversion related to the 2036 Convertible Senior Notes in total principal amount of $27,075. The Company elected to settle the principal balance of $27,075 in cash and settle the conversion premium by issuing 2,195,836 of common shares from treasury stock, resulting in a loss on debt extinguishment, of $1,922. During the three months ended March 31, 2020, the Company used $25,949 to repurchase $11,008 principal amount of the 2036 Convertible Senior Notes, reflecting conversion premium, after tax impact, of $17,829 as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $1,172 as reflected in the Condensed Consolidated Statements of Operations.
Security Repurchase Programs
In January 2019 and February 2020, the Company's Board of Directors approved repurchase programs of up to $75,000 and $100,000, respectively, of the Company's convertible notes and/or shares of common stock (the "2019 Program" and "2020 Program", respectively). Under these programs, the Company may repurchase convertible notes or shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under each program are determined by the Company's management based on its evaluation of market conditions, share price, convertible note price, legal requirements and other factors.
The table below sets out the information regarding the activities under the 2019 and 2020 Programs during the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Principal amount in 000's	January 2019 Program
2036 Convertible Senior Notes Repurchases	$11,008	$25,949
The 2019 Program was fully utilized as of September 30, 2020. The remaining amount of the 2020 Program was $91,914 as of March 31, 2021.
Equity Offering
On March 19, 2021, the Company completed an equity offering pursuant to which it sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The proceeds that the Company received from the financing activity were $385,250 before underwriting discounts and commissions, fees, and other out-of-pocket costs of $19,970. The net proceeds from the transaction were $365,280.
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
•resale of biodiesel, renewable diesel and petroleum acquired from third parties, along with the sale of renewable diesel and petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;
•sales of separated RINs and LCFS credits;
•sales of raw materials, glycerin and other co-products of the bio-based diesel production process;
•other revenue, including bio-based diesel facility management and operational services; and

•incentive payments from federal and state governments, including the BTC, and from the USDA Advanced Biofuel Program.

Disaggregation of revenue:
All revenue recognized in the income statement, except for Bio-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended March 31, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$348,974	$—	$—	$(1,027)	$347,947
Petroleum diesel sales	—	—	40,509	—	40,509
LCFS credit sales	38,311	—	—	—	38,311
Separated RIN sales	29,601	—	—	—	29,601
Co-product sales	11,684	—	—	—	11,684
Raw material sales	1,679	—	—	—	1,679
Other bio-based diesel revenue	9,764	—	—	—	9,764
Other revenues	—	17,352	—	(17,352)	—
Total revenues from contracts with customers	$440,013	$17,352	$40,509	$(18,379)	$479,495
Bio-based diesel government incentives	60,249	—	—	—	60,249
Total revenues	$500,262	$17,352	$40,509	$(18,379)	$539,744

Three months ended March 31, 2020	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$306,552	$—	$—	$(25,680)	$280,872
Petroleum diesel sales	—	—	44,336	—	44,336
LCFS credit sales	34,034	—	—	—	34,034
Separated RIN sales	15,520	—	—	—	15,520
Co-product sales	12,044	—	—	—	12,044
Raw material sales	10,954	—	—	—	10,954
Other bio-based diesel revenue	8,638	—	—	—	8,638
Other revenues	—	19,533	—	(19,421)	112
Total revenues from contracts with customers	$387,742	$19,533	$44,336	$(45,101)	$406,510
Bio-based diesel government incentives	66,447	—	—	—	66,447
Total revenues	$454,189	$19,533	$44,336	$(45,101)	$472,957

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020
Trade accounts receivable from customers	$81,029	$74,774
Short-term contract liabilities (deferred revenue)	$(603)	$(946)
Short-term contract liabilities (accounts payable)	$(699)	$(914)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three months ended March 31, 2021 and 2020 are as follows:

	January 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	March 31, 2021
Deferred revenue	$946	$12,963	$13,306	$603
Payables to customers related to BTC	914	—	215	699
	$1,860	$12,963	$13,521	$1,302

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	March 31, 2020
Deferred revenue	$631	$9,067	$9,333	$365
Payables to customers related to BTC	255,193	—	—	255,193
	$255,824	$9,067	$9,333	$255,558

New Accounting Standards
On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740, Income Taxes. The ASU removes the following exceptions: (1) incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.
On January 16, 2020, the FASB issued ASU 2020-01, which clarifies the interaction between Topic 321 (Equity Securities), Topic 323 (Equity Method Investments) and Topic 815 (Derivatives and Hedging). This amendment clarifies that an entity should not consider whether the settlement of a forward contract or exercise of an option is accounted for under Topic 323 or whether the fair value option is in accordance with Topic 825. For public business entities, the amendments in ASU 2020-01 are effective for fiscal years beginning December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2020-01 did not have a material impact on the Company's condensed consolidated financial statements.
On March 9, 2020, the FASB issued ASU 2020-03, which clarifies and updates various topics specific to the Company such as: (1) Amending Topic 820 to explicitly apply to non-financial items accounted for as derivatives under Topic 815. (2) Improve the understanding of Topic 470 and the alignment of Line-of-Credit arrangements and Revolving-Debt arrangements. (3) Clarification on the determination of a contractual term in a net investment in a lease determined in accordance with Topic 842 and Topic 326. For public business entities, the amendments in ASU 2020-03 are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The adoption of ASU 2020-03 did not have a material impact on the Company's condensed consolidated financial statements.
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
NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	March 31, 2021
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$71,204	$11	$(7)	$71,208
Corporate bonds	Within one year	45,371	—	(34)	45,337
U.S. Treasury bills	Within one year	9,998	2	—	10,000
Municipal bonds	Within one year	2,500	2	—	2,502
Total		$129,073	$15	$(41)	$129,047
Long-term marketable securities
Corporate bonds	Within one - five years	$122,694	$5	$(115)	$122,584
U.S. Treasury bills	Within one - five years	15,000	—	(2)	14,998
Municipal bonds	Within one - five years	4,435	6	—	4,441
Total		$142,129	$11	$(117)	$142,023

	December 31, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$48,685	$31	$(2)	$48,714
Corporate bonds	Within one year	78,282	45	(18)	78,309
U.S. Treasury bills	Within one year	19,995	2	—	19,997
Municipal bonds	Within one year	2,500	1	—	2,501
Total		$149,462	$79	$(20)	$149,521
Long-term marketable securities
Corporate bonds	Within one - five years	$91,694	$35	$(40)	$91,689
U.S. Treasury bills	Within one - five years	25,000	1	(5)	24,996
Municipal bonds	Within one - five years	3,335	2	—	3,337
Total		$120,029	$38	$(45)	$120,022

NOTE 4 — INVENTORIES
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$107,014	$65,969
Work in process	5,531	5,515
Finished goods	177,468	137,877
Total	$290,013	$209,361
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of March 31, 2021 and December 31, 2020.
NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2021	December 31, 2020
Commodity derivatives and related collateral, net	$21,528	$5,433
Prepaid expenses	26,335	27,933
Deposits	1,969	2,047
RIN inventory	4,115	869
Taxes receivable	22,434	29,621
Other	1,376	1,754
Total	$77,757	$67,657
RIN inventory is valued at the lower of cost or net realizable value. There were no lower of cost or market adjustments made to the inventory values reported as of March 31, 2021 and December 31, 2020.
Other noncurrent assets consist of the following:

	March 31, 2021	December 31, 2020
Investments	$14,540	$13,005
Spare parts inventory	2,610	2,610
Catalysts	10,008	7,408
Deposits	357	451
Other	11,659	9,246
Total	$39,174	$32,720

NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2021
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,734)	$2,496
Renewable diesel technology	8,300	(3,781)	4,519
Acquired customer relationships	4,747	(2,150)	2,597
Other intangibles	904	(190)	714
Total intangible assets	$20,181	$(9,855)	$10,326

	December 31, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,618)	$2,612
Renewable diesel technology	8,300	(3,643)	4,657
Acquired customer relationships	4,747	(2,025)	2,722
Other intangible assets	904	(187)	717
Total intangible assets	$20,181	$(9,473)	$10,708
The Company recorded intangible amortization expense of $382 for the three months ended March 31, 2021, and $353 for the three months ended March 31, 2020.
The estimated intangible asset amortization expense for the remainder of 2021 through 2027 and thereafter is as follows:

April 1, 2021 through December 31, 2021	$1,232
2022	1,619
2023	1,629
2024	1,640
2025	1,553
2026	611
2027 and thereafter	2,042
Total	$10,326
NOTE 7 — DEBT AND SUBSEQUENT EVENTS
The following table shows the Company’s term debt:

	March 31, 2021	December 31, 2020
4.00% Convertible Senior Notes, $32,544 face amount at March 31, 2021, due in June 2036	$25,785	$47,057
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	12,556	13,241
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,596	6,665
Other	10	14
Total term debt before debt issuance costs	44,947	66,977
Less: Current portion of long-term debt	28,814	50,088
Less: Debt issuance costs (net of accumulated amortization of $1,026 and $990, respectively)	1,020	1,731
Total long-term debt	$15,113	$15,158

2036 Convertible Senior Notes
On June 2, 2016, the Company issued $152,000 aggregate principal amount of the 2036 Convertible Senior Notes in a private offering to qualified institutional buyers. The 2036 Convertible Senior Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016.

In addition, the 2036 Convertible Senior Notes will become convertible in the subsequent quarter if the closing price of the Company’s common stock exceeds $14.01, 130% of the Convertible Senior Notes’ initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. Should the holders elect to convert, the Company’s current intent is to settle the principal amount the 2036 Convertible Senior Notes in cash, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. As of March 31, 2021 and December 31, 2020, the early conversion event was met based on the Company's stock price and as a result, the 2036 Convertible Senior Notes have been classified as a current liability on the Company's Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

The net proceeds from the offering of the 2036 Convertible Senior Notes were approximately $147,118, after deducting fees and offering expenses of $4,882, which was capitalized as debt issuance costs and is being amortized through June 2036. The debt discount is to be amortized through June 2036. The effective interest rate on the debt liability component was 1.53%.

Subsequent to quarter-end, on April 12, 2021, the Company issued a notice of redemption to redeem all outstanding 2036 Convertible Senior Notes on June 15, 2021 at a redemption price equal to 100% of the principal amount of the notes redeemed. Because the redemption date is the interest payment date relating to the regular record date of June 1, 2021, the holders of the notes on June 1, 2021 will be entitled to receive, on the redemption date, the unpaid interest that would have accrued on such note.
Other term debt
Subsequent to quarter-end, on April 22, 2021, REG Ralston, LLC and REG Capital, LLC paid off the outstanding balance of the term loans owed of $12,556 and $6,596, respectively.
Lines of Credit

The following table shows the Company's lines of credit:

	March 31, 2021	December 31, 2020
Amount outstanding under lines of credit	$—	$—
Maximum available to be borrowed under lines of credit	$149,666	$149,666
The Company's wholly owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). At March 31, 2021, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
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
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange ("NYMEX") NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), Chicago Board of Trade ("CBOT") Soybean Oil (previously referred to as soybean oil) and NYMEX Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on bio-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of bio-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2021, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 74 million gallons, 231 million pounds and 2 million million British thermal units, respectively.
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

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$12,789	$5,420	$3,458	$12,164
Cash collateral paid (received)	14,159	—	14,139	—
Total gross amount recognized	26,948	5,420	17,597	12,164
Gross amounts offset	(5,420)	(5,420)	(12,164)	(12,164)
Net amount reported in the condensed consolidated balance sheets	$21,528	$—	$5,433	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three months ended March 31, 2021	Three months ended March 31, 2020
Commodity derivatives	Cost of goods sold – Bio-based diesel	$(1,791)	$53,522

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
•Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Commercial paper	$71,208	$—	$71,208	$—
Corporate bonds	$167,921	—	167,921	—
U.S. Treasury bills	$24,998	24,998	—	—
Municipal bonds	$6,943	—	6,943	—
Commodity contract derivatives	$7,369	332	7,037	—
	$278,439	$25,330	$253,109	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$48,714	$—	$48,714	$—
Corporate bonds	$169,998	—	169,998	—
U.S. Treasury bills	$44,992	44,992	—	—
Municipal bonds	$5,839	—	5,839	—
Commodity contract derivatives	$(8,706)	(3,069)	(5,637)	$—
	$260,837	$41,923	$218,914	$—

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2021		As of December 31, 2020
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(44,947)	$(217,173)	$(66,977)	$(418,107)
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
The Company used the following methods and assumptions to estimate fair value of its financial instruments:
Marketable securities: The fair value of marketable securities, which include Treasury bills and municipal notes/bonds, commercial paper and corporate notes/bonds is obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices, e.g., interest rates and yield curves.
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

NOTE 10 — NET INCOME PER SHARE
Basic net income per share is presented in conformity with the two-class method required for participating securities, which include restricted stock units ("RSUs").
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
The following table presents the calculation of diluted net income per share available to common stockholders:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net income available to the Company's common stockholders - Basic	$38,583	$73,158
Plus (less): effect of participating securities	639	1,509
Net income available to common stockholders	39,222	74,667
Less: effect of participating securities	(639)	(1,509)
Net income available to the Company's common stockholders - Diluted	$38,583	$73,158

Shares:
Weighted-average shares used to compute basic net income per share	40,425,593	38,979,057
Adjustment to reflect conversion of convertible notes	2,640,938	4,190,024
Adjustment to reflect stock appreciation right conversions	595,037	523,074
Weighted-average shares used to compute diluted net income per share	43,661,568	43,692,155

Net income per share available to common stockholders - Diluted
Diluted net income	$0.88	$1.67
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at March 31, 2021 and for the year ended December 31, 2020 are composed of Bio-based Diesel (formerly known as the Biomass-based Diesel segment), Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All prior period disclosures below have been recast to present results on a comparable basis.
The Bio-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into bio-based diesel. The Bio-based Diesel segment also includes the Company’s purchases and resale of bio-based diesel produced by third parties. Revenue is derived from the purchases and sales of bio-based diesel, RINs and raw material feedstocks acquired from third parties, sales of processed bio-based diesel from Company facilities, related byproducts and renewable energy government incentive payments, in the U.S. and internationally.
The Services segment offers services for managing the construction of bio-based diesel production facilities and managing ongoing operations of third-party plants and collects fees related to the services provided. The Company does not allocate items that are of a non-operating nature or corporate expenses to the business segments. Revenues from services provided to other segments are recorded by the Services segment at cost.
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
The following table represents the significant items by reportable segment:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net sales from continuing operations:
Bio-based Diesel	$500,262	$454,189
Services	17,352	19,533
Corporate and Other	40,509	44,336
Intersegment revenues	(18,379)	(45,101)
	$539,744	$472,957
Income (loss) from continuing operations before income taxes:
Bio-based Diesel	$48,251	$76,447
Services	(3,998)	(778)
Corporate and Other	(3,398)	329
	$40,855	$75,998
Depreciation and amortization expense, net:
Bio-based Diesel	$13,904	$12,038
Services	888	742
Corporate and Other	824	814
	$15,616	$13,594
Cash paid for purchases of property, plant and equipment:
Bio-based Diesel	$9,814	$8,608
Services	348	328
Corporate and Other	325	94
	$10,487	$9,030

	March 31, 2021	December 31, 2020
Goodwill:
Services	$16,080	$16,080

Assets:
Bio-based Diesel	$1,175,389	$1,101,179
Services	66,997	69,152
Corporate and Other	981,527	784,829
Intersegment eliminations	(419,037)	(493,762)
	$1,804,876	$1,461,398

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net revenues:
United States	$451,482	$385,939
International	88,262	87,018
	$539,744	$472,957

	March 31, 2021	December 31, 2020
Long-lived assets:
United States	$567,214	$565,657
International	27,681	29,139
	$594,895	$594,796
NOTE 12 — COMMITMENTS AND CONTINGENCIES
In the last quarter of 2020, the Company discovered a blending discrepancy in connection with its preparation for a standard IRS audit of its BTC filings. The Company self-reported the findings to the IRS and initiated an investigation overseen by the Audit Committee of the Company’s Board of Directors. In March 2021, the Company paid to the IRS the $40,505 assessment, excluding interest which was paid in April 2021, to correct the REG Seneca BTC claims (hereafter "BTC Correction"). The Company is working with its customers on BTC re-filings on the relevant gallons to reduce further the BTC Correction, which may include recovering amounts from its customers. There can be no assurances that future reduction to the BTC Correction will occur.
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
Objective
We are one of North America's largest producers of advanced biofuels focusing on providing cleaner, lower carbon transportation fuels. We utilize a nationwide production, distribution, and logistics system as part of an integrated value chain model designed to convert natural fats, oils and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, operating biorefineries, distributing fuel through a network of terminals, and managing biorefinery facility construction and upgrades, positions us to serve the market for cleaner transportation fuels.
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

In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery to approximately 340 million gallons per year. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt (including our public offering of common stock that closed on March 19, 2021, as discussed below) or from other sources. The sale of debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. There can be no guarantee that we will be able to obtain the funds necessary to complete this project in a timely manner or on terms acceptable to us or increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.
On March 19, 2021, we completed an equity offering pursuant to which we sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The net proceeds from the offering were $365.3 million. We currently intend to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of our existing indebtedness and the funding of capital expenditures, including capital expenditures related to the expansion of our Geismar, Louisiana biorefinery. We may also use a portion of the net proceeds from this offering to finance potential strategic transactions, although we currently have no binding commitments or agreements to complete any such transaction.
We believe that the execution of these strategies will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
We own and operate a network of twelve biorefineries. Ten biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel and one produces renewable diesel (“RD”). Our twelve bio-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy").
We are a lower carbon bio-based diesel producer. We primarily produce our bio-based diesel from a wide variety of low carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce bio-based diesel from virgin vegetable oils, such as soybean oil or canola oil, which tend to be higher in price. We believe our ability to process a wide variety of feedstocks at most of our facilities provides us with a cost advantage over many bio-based diesel producers, particularly those that rely primarily on virgin vegetable oils.
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

The table below reflects our gallons sold during the three months ended March 31, 2021 and 2020 (totals may not foot due to rounding):

		Gallons sold (millions)
		Three months ended March 31, 2021	Three months ended March 31, 2020
REG-produced Bio-based Diesel:
	Biodiesel - U.S.	71.3	71.6
	Biodiesel - International	8.2	12.4
	Renewable diesel	12.8	17.2
		92.3	101.2
Third party Bio-based Diesel:
	Biodiesel	3.3	2.5
	Renewable diesel	14.5	8.5
		17.8	11.0

Petroleum-based diesel		24.1	27.6
Total		134.2	139.8
During 2020, we sold 651 million gallons of fuel, which included 502 million bio-based diesel gallons produced at REG facilities, 61 million bio-based diesel gallons we purchased from third parties and 88 million petroleum-based diesel gallons.
Our businesses are organized into three reportable segments – the Bio-based Diesel segment, the Services segment and Corporate and Other.
Bio-based Diesel Segment (formerly known as Biomass-based Diesel segment)
Our Bio-based Diesel segment includes:
•the operations of the following bio-based diesel production refineries:
•a 30 mmgy nameplate capacity biodiesel production facility located in Ralston, Iowa;
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
•purchases and resales of bio-based diesel, sales of biodiesel and renewable diesel blended with petroleum-based diesel, RINs and LCFS credits (each as defined herein), and raw material feedstocks acquired from third parties; and
•incentives received from federal and state programs for renewable fuels.

The nameplate capacity listed above, which is based on original plant design, is distinguished from a facility's effective capacity, which represents the maximum average throughput that satisfies certain defined technical constraints.

We derive a small portion of our revenues from the sale of co-products of the bio-based diesel production process. For the three months ended March 31, 2021 and 2020, our revenues from the sale of co-products were less than 5% of our total Bio-based Diesel segment revenues. For the three months ended March 31, 2021 and 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 8% and 9% of our total revenues, respectively.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of bio-based diesel we produce and sell in the United States. RINs are used to track compliance with Renewable Fuel Standard 2, or RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of bio-based diesel we sell. When we attach RINs to a sale of bio-based diesel gallons, a portion of our selling price for a gallon of bio-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our bio-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of bio-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our bio-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at March 31, 2021 and December 31, 2020 according to the Oil Pricing Information System ("OPIS"):

	Quantity		OPIS Median Closing Price per RIN
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Bio-based diesel RINs	15,726,012	3,962,710	$1.38	$1.02
Advanced biofuels RINs	195,700	817,464	$1.38	$1.02
We generate Low Carbon Fuel Standard, or LCFS, credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first three months of 2021, the value of LCFS credits decreased from $199 per credit on January 4, 2021 to $190 per credit on March 31, 2021.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at March 31, 2021 and December 31, 2020 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
California LCFS	8,148	2,618	$190.00	$199.00
Oregon LCFS	5,807	8,967	$127.50	$123.00
Services Segment
Our Services segment, which primarily provides services to our Bio-based Diesel segment, includes:
•bio-based diesel facility management and operational services, whereby we provide day-to-day management and operational services to bio-based diesel production facilities; and
•construction management services, whereby we act as the construction management and general contractor for the construction of bio-based diesel production facilities.
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
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We established a COVID-19 Emergency Response Team ("ERT") to monitor the health of our employees and mitigate the infection risk of our employees. Based on input from the ERT, we have implemented several initiatives in response to the COVID-19 pandemic, such as remote workplace requirements for all office and administrative employees, social distancing protocols for our production employees and any visitors to our facilities, and additional paid time off for employees as needed in order to deal with health or family issues related to COVID-19. To date, biodiesel and renewable diesel have been confirmed as essential businesses and have continued to operate throughout the pandemic. As more states, counties and schools have been re-opening and with the distribution of COVID-19 vaccines, we do not anticipate having to curtail or cease our operations due to COVID-19 in the foreseeable future.
Market demand for fuels was significantly impacted by COVID-19 in 2020, with signs of recovery in the first quarter of 2021.
Based on information available as of the date of this report, we expect the COVID-19 pandemic may have the following impacts on our revenues and margins in 2021:
•Reduced fuel demand in certain markets where we operate, particularly in Europe;
•We expect a continued reduction in the supply of used cooking oil, due to continued restaurant closures; and
•Markets may continue to experience higher volatility given forward uncertainty.
We are optimistic that the U.S. economy is rebounding from the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the duration and severity of the global pandemic evolves. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of the COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not currently plan or anticipate any changes to our workforce due to COVID-19.
For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see Part II, Item 1A, "Risk Factors."
Factors Influencing Our Results of Operations
The principal factors affecting our results of operations and financial conditions are the market prices for bio-based diesel and the prices for the feedstocks used to produce bio-based diesel, as well as governmental programs designed to create incentives for the production and use of cleaner renewable fuels.
Governmental programs favoring bio-based diesel production and use
Bio-based diesel has historically been more expensive to produce than petroleum-based diesel. The bio-based diesel industry’s growth has largely been the result of federal and state programs that require or incentivize the production and use of bio-based diesel, which allows bio-based diesel to be price-competitive with petroleum-based diesel.
The RFS2 bio-based diesel requirement was implemented in 2010, stipulating volume requirements for the amount of bio-based diesel and other advanced biofuels that must be utilized in the United States each year. Under RFS2, Obligated Parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, biodiesel and renewable diesel satisfy three categories of an Obligated Party’s annual renewable fuel required volume obligation, or RVO—bio-based diesel, advanced biofuel, and renewable fuel. The final RVO targets for the bio-based diesel and advanced biofuels volumes for the years 2016 to 2021 as set by the EPA are as follows:

	2016	2017	2018	2019	2020	2021
Bio-based diesel	1.90 billion gallons	2.00 billion gallons	2.10 billion gallons	2.10 billion gallons	2.43 billion gallons	2.43 billion gallons
Total Advanced biofuels	3.61 billion RINs*	4.28 billion RINs*	4.29 billion RINs*	4.92 billion RINs*	5.04 billion RINs*	N/A
*Ethanol equivalent gallons (defined as 1 RIN per gallon based on the RIN production of ethanol, where biodiesel equates to 1.5 RINs per gallon and renewable diesel equates to 1.7 RINs per gallon)
As of the date of this report, the EPA has not issued the 2021 RVO. This was to be issued in 2020 and it is uncertain when the EPA will issue the RVO and at what level the 2021 RVO will be.
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of bio-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. The BTC was retroactively reinstated on December 20, 2019 for the fiscal years 2018 and 2019. The BTC was also extended through December 31, 2022.
As a result of this history of retroactive reinstatement of the BTC, we and many other bio-based diesel industry producers have adopted contractual arrangements with customers and vendors specifying the allocation and sharing of any retroactively reinstated incentive. The BTC net benefit was allocated to our corresponding quarterly adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") when the business giving rise to the retroactive credit was conducted.
Bio-based diesel and feedstock price fluctuations
Our operating results generally reflect the relationship between the price of bio-based diesel, including credits and incentives, and the price of feedstocks used to produce bio-based diesel.
Bio-based diesel is a cleaner low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Bio-based diesel prices have historically been heavily influenced by petroleum-based diesel fuel prices. Accordingly, bio-based diesel prices have generally been impacted by the same factors that affect petroleum prices, such as crude oil supply and demand balance, worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters.
Regulatory and legislative factors also influence the price of bio-based diesel. LCFS credits, established by the California Low Carbon Fuel Standard regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California and the Oregon Clean Fuel Program, have had an increasing impact on our bio-based diesel pricing in those states. In addition, bio-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our bio-based diesel pricing in the U.S. The following table shows for 2019, 2020 and the first three months of 2021 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.

At the beginning of 2021, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.48 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $2.07 per gallon at the end of March 2021. It reached a high of $2.26 per gallon of biodiesel in March 2021 and a low of $1.40 per gallon in January 2021. RIN values trended up through the quarter as D6 RINs continued to rise in value which drove up the value of D4 RINs as they can be used to satisfy an Obligated Party's D6 RIN obligation. There was also an increase in values due to a decline in the heating oil/soybean oil ("HOBO") spread, due to soybean oil prices increasing more rapidly than heating oil prices, causing RIN prices to climb as the HOBO spread and RINs typically have an inverse correlation. During 2020, RINs were negatively impacted by the overall decrease in demand for transportation fuels due to COVID-19, which translates into reduced volume obligations for Obligated Parties under the RFS. We enter into forward contracts to sell RINs and we use risk management position limits that are intended to manage RIN exposure.
During 2020 and the first three months of 2021, feedstock expense accounted for 80% and 84%, respectively, of our production cost, while methanol and chemical catalysts expense accounted for 3% each in 2020 and 3% and 2%, respectively, in 2021 of our costs of goods sold.
Feedstocks for bio-based diesel production, such as distillers corn oil, used cooking oil, animal fat, canola oil and soybean oil, are commodities and market prices for them will be affected by a wide range of factors unrelated to the price of bio-based diesel and petroleum-based diesel. There are a number of factors that influence the supply and price of our feedstocks, such as the following: bio-based diesel demand; export demand; government policies and subsidies; weather conditions; ethanol production; cooking habits and eating habits; number of restaurants near collection facilities; hog/beef/poultry supply and demand; palm oil supply; soybean meal demand and/or production, and crop production both in the U.S. and South America. Increasing production of bio-based diesel and, particularly recent prospective expansion of RD capacity, and the development of alternative fuels and renewable chemicals also put pressure on feedstock supply and availability to the bio-based diesel industry. The bio-based diesel industry may have difficulty procuring feedstocks at economical prices if competition for bio-based diesel feedstocks increases due to newly added production capacity.
During 2020 and the first three months of 2021, 65% and 74%, respectively, of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oils.
The recent increase in CME Soyoil Futures price has correlated with an increase in price for all of our feedstocks. This has increased the cost of producing bio-based diesel at our refineries.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified low carbon feedstock for the period January 2019 to March

2021. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective low carbon feedstock from the cost of producing one gallon of biodiesel made from soybean oil.
(1)Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of C.I. adjusted Gulf of Mexico yellow grease as reported by The Jacobson for the period of January 1, 2019 through June 30, 2019. The prices from July 1, 2019 through March 31, 2021 are based on the monthly average of the daily low sales price of Gulf of Mexico used cooking oil as reported by The Jacobsen (based on 8.5 pounds per gallon).
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
Our results of operations generally will benefit when the spread between bio-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2019 to March 2021.

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

During the first three months of 2021, the average NY Harbor ULSD price was $1.75 per gallon, up $0.50 from the fourth quarter of 2020 average of $1.25 per gallon. NY Harbor ULSD prices increased during the first three months of 2021, from a high of $1.97 per gallon in March 2021 to a low of $1.46 per gallon in January 2021. The significant price increase was a result of optimism of improving forward demand surrounding the timeline of the COVID-19 vaccine rollout, easing of strict lockdown measures in several states within the United States and expectations of increasing rate of inflation. OPEC and other crude oil producers have remained disciplined in levels of crude oil production, which has allowed petroleum stocks to move closer to their 5-year range.
The U.S. biodiesel price increased significantly during the first three months of 2021. The average U.S. biodiesel price, as indicated by the Chicago SME B100 price reported by OPIS, was $4.36 per gallon for the first three months of 2021. During the first three months of 2021, B100 reached a high of $5.09 in March 2021 and a low of $3.72 in January 2021. Biodiesel price increased primarily due to the RIN value component increasing which has been driven up due to a rapid increase in soybean oil and other feedstock pricing during the quarter.
The average soybean oil price for the first three months of 2021 was $0.48 per pound. Soybean oil prices ranged from a high of $0.57 per pound in March 2021 to a low of $0.42 per pound in January 2021. Soybean oil prices moved sharply higher in the first quarter of 2021 due to ongoing concerns around tightened world vegetable oil stocks, near decade low levels of projected soybean ending stocks and a slower South American crop harvest rate. U.S. planting intentions and higher corn pricing have also provided support to the soybean complex due to the low projected carryout from the USDA. African Swine Fever continues to be a factor impacting hog farms in China, however Chinese demand for soybeans is expected to grow, with reported cases still well below levels seen in 2018 and 2019. Soybean crush and exports reached record levels in the first quarter of 2021 on improving demand and pricing. Palm oil production in the first three months of 2021 continued to lag as labor shortages in Malaysia continue to limit output.
Risk Management
The profitability of producing bio-based diesel largely depends on the spread between prices for feedstocks and bio-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that are intended to mitigate the impact on our margins from price volatility in feedstocks and bio-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and bio-based diesel and risk management futures contracts, swaps and options primarily on the New York Mercantile Exchange ("NYMEX") NY Harbor ULSD and CBOT Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and analysis.
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce bio-based diesel in 2020 and the first three months of 2021. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these low carbon feedstocks. The purchase prices for low carbon feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and NYMEX NY Harbor ULSD. However, these products do not always experience the same price movements as low carbon feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to bio-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
Our ability to mitigate our risk of falling bio-based diesel prices is limited. We have entered into forward contracts to supply bio-based diesel. However, pricing under these forward sales contracts generally has been indexed to prevailing market prices, as fixed price contracts for long periods on acceptable terms have generally not been available. There is no established derivative market for bio-based diesel in the United States. Our efforts to hedge against falling bio-based diesel prices generally involve entering into futures contracts, swaps and options on other commodity products, such as diesel fuel and NYMEX NY Harbor ULSD. However, price movements on these products are not highly correlated to price movements of all of the contract components in aggregate of bio-based diesel.
We generate 1.5 to 1.7 bio-based diesel RINs for each gallon of bio-based diesel we produce and sell in the United States. We also obtain RINs from third-party transactions which we hold for resale. There is no established futures market for bio-based diesel RINs, which severely limits the ability to risk manage the price of RINs. We enter into forward contracts to sell RINs, and we use risk management position limits to manage RIN exposure, however, pricing under those forward contracts generally has been indexed to prevailing market prices as fixed price contracts for long periods have generally not been available.
As a result of our strategy, we frequently have gains or losses on derivative financial instruments that are conversely offset by losses or gains on forward fixed-price physical contracts on feedstocks and bio-based diesel or inventories. Gains and losses on derivative financial instruments are recognized each period in operating results while corresponding gains and losses on physical contracts are generally not recognized until quantities are delivered or title transfers which may be in the same or later periods. Our results of operations are impacted when there is a period mismatch of recognized gains or losses associated with the change in fair value of derivative instruments used for risk management purposes at the end of the reporting period but the purchase or sale of feedstocks or bio-based diesel has not yet occurred resulting in the offsetting gain or loss that will be recognized in a later accounting period.
We recorded risk management losses of $1.8 million from our derivative financial instrument activity for the three months ended March 31, 2021, compared to gains of $53.5 million for the three months ended March 31, 2020. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of renewable diesel
Renewable diesel is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically similar to, and a drop-in replacement for, petroleum diesel. Renewable diesel is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. Renewable diesel can also be blended with biodiesel. Our proprietary blend of renewable diesel and biodiesel, which we call REG Ultra Clean®, is designed to capture the best properties of the two fuels.
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and its generation of more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2020 and in the three months ended March 31, 2021. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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
RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated, commonly referred to as the RIN vintage. Since only 20% of the annual RVO of an Obligated Party (as defined under the RFS2) can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to decrease as the calendar year progresses if the RIN market is oversupplied compared to that year's RVO and increase if the market is undersupplied. The table below provides a comparison between actual RIN generation and RVO level for Advanced Biofuel as set by the EPA, together with the impact of the SREs.

Year	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2018	4.34 billion RINs	4.29 billion RINs*	0.34 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	0.04 billion RINs
2020	5.28 billion RINs	5.04 billion RINs*	**
Q1 2021	1.14 billion RINs	**	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Bio-based diesel production and/or imports, as reported by EMTS, were 2.65 billion gallons for 2019. The amount of bio-based diesel produced and/or imported into the U.S. in 2020 was 2.88 billion gallons. In the first three months of 2021, according to EMTS data, 0.64 billion gallons of bio-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.63 billion gallons over the same period in 2020.

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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K.
Results of Operations
Three months ended March 31, 2021 and 2020
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Gallons sold	134.2	139.8

Average bio-based diesel price per gallon	$3.70	$3.08

Revenues from continuing operations	$539,744	$472,957
Cost of goods sold from continuing operations	465,942	367,396
Gross profit	73,802	105,561
Selling, general and administrative expenses	31,177	27,485
Impairment of property, plant and equipment	822	—
Income from operations	41,803	78,076
Other expenses, net	(948)	(2,078)
Income tax expense	(1,633)	(1,331)
Net income	$39,222	$74,667

Effect of participating share-based awards	639	1,509
Net income available to the Company's common stockholders	$38,583	$73,158
Results of Operations:
Revenues. In the three months ended March 31, 2021, our revenues increased by $66.8 million, or 14%, compared to the same period in 2020. In the first quarter of 2021, ULSD prices averaged $1.75 per gallon compared to $1.54 per gallon in the same period in 2020. The significant increase in ULSD prices resulted from general market optimism of improving forward demand in connection with the COVID-19 vaccine rollout as well as the easing of strict lockdown measures in a number of states in the United States. This increase in ULSD prices resulted in an increase in the price for biodiesel gallons, as prices for B100 are typically correlated with the price for ULSD. Economic activity also continued to recover during the first quarter including increased RIN values. As a result of these factors, our average selling price increased $0.62, or 20%, in the three months ended March 31, 2021, compared to the same period in 2020. The increase in our revenues was partially offset by a 5.6 million, or 4%, decrease in total gallons sold for the same period as a result of the planned turnaround at our Geismar facility, continued COVID-related market disruptions in Europe and other markets, as well as our focus on product mix.
The decrease in gallons sold for the three months ended March 31, 2021 accounted for a revenue decrease of $20.7 million, using the average selling price for bio-based diesel price for the applicable period. Our average bio-based diesel sales price per gallon increased $0.62, or 20%, for the three months ended March 31, 2021 compared to the same period in 2020, due primarily to continued commodity price increases, including soybean and heating oil, biodiesel, and feedstocks to produce biodiesel. RIN prices also continued to rise, resulting in an increase in RIN revenue of $14.1 million, or 91% for the three months ended March 31,2021 compared to the same period in 2020. The increase in the average sales price contributed to a $86.7 million increase in revenues for the three months ended March 31, 2021, when applied to the number of gallons sold in the comparable 2020 period. This increase was partially offset by the decrease in gallons sold due to the same factors described above and the decrease in government incentives revenue in the three months ended March 31, 2021, of $6.2 million, related to lower BTC revenues due to lower gallons sold.
Costs of goods sold. Our costs of goods sold increased $98.5 million, or 27%, for the three months ended March 31, 2021 as compared to the same period in 2020. Costs of goods sold as a percentage of revenues were 86% for the three months ended March 31, 2021, and 78% for the three months ended March 31, 2020. The increase in costs of goods sold was primarily driven by significantly higher feedstock costs in the quarter ended March 31, 2021 compared to same period in 2020, as described in detail below. Risk management also contributed to higher costs of goods sold as we had losses of $1.8 million in the three months ended March 31, 2021 compared to gains of $53.5 million in the same period in 2020. These changes in risk management are a result of energy prices climbing throughout the current period compared to dropping to a historically low level in the prior year period.
Average prices for low carbon feedstocks used in our production were $0.36 per pound for the three months ended March 31, 2021, as compared to $0.28 per pound for the three months ended March 31, 2020. Average soybean oil costs were $0.45 per pound for the three months ended March 31, 2021, as compared to $0.34 per pound for the three months ended March 31, 2020. Average canola oil costs were $0.43 per pound for the three months ended March 31, 2021, as compared to $0.34 per pound for the three months ended March 31, 2020, respectively. Average distillers corn oil costs were $0.36 per pound for the three months ended March 31, 2021, as compared to $0.26 per pound for the three months ended March 31, 2020. We recorded a risk management loss of $1.8 million from our derivative financial instrument activity for the three months ended March 31, 2021, compared to risk management gains of $53.5 million for the three months ended March 31, 2020, which was due to a historic fall of ULSD prices at the end of the first quarter of 2020.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $31.2 million for the three months ended March 31, 2021, or 6% of total revenue for the period, and $27.5 million, or 6%, of total revenue, compared to the same period in 2020. The $3.7 million, or 13%, increase resulted primarily from higher legal and professional-related expenses and employee related compensation.
Impairment of property, plant and equipment. During the first quarter of 2021, we recorded impairment charges of $0.8 million related to certain equipment deemed not recoverable given the assets' economic obsolescence. During the same period of 2020, we did not record any impairment charges.
Other income (expense), net. Other expense was $0.9 million for the three months ended March 31, 2021, compared to $2.1 million for the same period in 2020. Other income (expense) is primarily comprised of gain (loss) on debt extinguishment, interest expense, interest income and other non-operating items. The change in other expense, net between the two periods was mainly due to interest income of $1.3 million for the three months ended March 31, 2021 compared to no interest income in the same period in 2020. Lower interest expense, due to our reduced level of debt for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 also contributed to a lower other expense, net in the current period. This was partially offset by the loss on debt extinguishment for the three months ended March 31, 2021 of $1.9 million compared to the gain on debt extinguishment for the three months ended March 31, 2020 of $1.2 million.
Income tax expense. We recognized an income tax expense of $1.6 million for the three months ended March 31, 2021, as compared to an income tax expense of $1.3 million, for the same period in 2020. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.6 million for the three months ended March 31, 2021 compared to $1.5 million for the same period in 2020.

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

(In thousands)	Three months ended March 31, 2021	Three months ended March 31, 2020
Net income from continuing operations	$39,222	$74,667
Adjustments:
Income tax expense	1,633	1,331
Interest expense	1,117	2,946
Depreciation	10,915	8,934
Amortization of intangible and other assets	671	353
EBITDA	$53,558	$88,231
(Gain) loss on debt extinguishment	1,922	(1,172)
Interest income	(1,312)	—
Other income, net	(779)	304
Impairment of assets	822	—
Stock compensation	1,844	1,367
Adjusted EBITDA	$56,055	$88,730

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

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash balances, marketable securities, cash generated by our operations and our ability to borrow under our revolving credit facilities, or such credit facilities as we may be able to obtain from time to time. Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We have also authorized programs to repurchase our convertible notes and common stock, as described in Note 2 to the condensed consolidated financial statements. Our cash requirements will also depend on capital expenditures in connection with future facility projects, such as our announced capacity expansion of our Geismar, Louisiana biorefinery and expenditures in connection with future acquisitions of assets or businesses that are complementary to our operations or part of our growth strategies.
On March 19, 2021, the Company completed an equity offering pursuant to which it sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The net proceeds from the offering were $365.3 million. We currently intend to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of our existing indebtedness and the funding of capital expenditures, including capital expenditures related to the expansion of our Geismar, Louisiana biorefinery. We may also use a portion of the net proceeds from this offering to finance potential strategic transactions, although we currently have no binding commitments or agreements to complete any such transaction.
To the extent we seek to augment our existing cash resources, generated by our operations, the equity offering in March 2021 and borrowings under our credit facilities that we may have in effect from time to time, we expect that additional funding will be obtained through debt financings or from other sources. The sale of debt securities in the future may be dilutive to our stockholders, and may provide for rights, preferences or privileges senior to those of our holders of common stock. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to incur further indebtedness. Debt financing arrangements may also be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long term permanent financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.
Sources of liquidity. At March 31, 2021, the total of our cash and cash equivalents and marketable securities was $606.9 million, compared to $354.0 million at December 31, 2020. At March 31, 2021, we had total assets of $1,804.9 million, compared to $1,461.4 million at December 31, 2020. At March 31, 2021, we had term debt before debt issuance costs of $44.9 million, compared to term debt of $67.0 million at December 31, 2020. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of March 31, 2021.
Our term debt (in thousands) is as follows:

	March 31, 2021	December 31, 2020
4.00% Convertible Senior Notes, $32,544 face amount, due in June 2036	$25,785	$47,057
REG Capital term loan, fixed interest rate of 3.99%, due in January 2028	6,596	6,665
REG Ralston term loan, variable interest rate of LIBOR plus 2.25%, due in October 2025	12,556	13,241
Other	10	14
Total term debt before debt issuance costs	$44,947	$66,977

A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020.
On April 22, 2021, REG Capital and REG Ralston repaid the remaining loan balance on their term debt.
2036 Convertible Senior Notes
The 2036 Convertible Senior Notes become convertible in the subsequent quarter if the closing price of our common stock exceeds $14.01, 130% of the Convertible Senior Notes' initial conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of March 31, 2021 and December 31, 2020, the early conversion event was met based on our stock price and as a result, the 2036 Convertible Senior Notes were classified as a current liability on our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, we received notices of conversions related to the 2036 Convertible Senior Note in total principal amount of $27.1 million. We elected to settle the principal balance of $27.1 million in cash and settle the conversion premium by issuing 2,195,836 shares of common stock from treasury stock.
During the three months ended March 31, 2020, we used $25.9 million to repurchase $11.0 million principal amount of the 2036 Convertible Senior Notes, respectively.
On April 12, 2021, the Company issued a notice of redemption to redeem all outstanding 2036 Convertible Senior Notes on June 15, 2021 at a redemption price equal to 100% of the principal amount of the notes redeemed. Because the redemption date is the interest payment date relating to the regular record date of June 1, 2021, the holders of the notes on June 1, 2021 will be entitled to receive, on the redemption date, the unpaid interest that would have accrued on such Note.
In addition, we had revolving debt (in thousands) as follows:

	March 31, 2021	December 31, 2020
Amount outstanding under lines of credit	$—	$—
Maximum available to be borrowed under lines of credit	$149,666	$149,666
While the maximum commitment under the M&L and Services Revolver is $150.0 million, availability under that facility is subject to a borrowing base and if excess availability under that facility is less than 10% of the maximum commitment, or $15.0 million, the subsidiary borrowers of that facility are then required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2020 and March 31, 2021, the subsidiary borrowers would not have been able to satisfy that fixed charge coverage ratio if availability was less than 10% of the maximum commitment or usage of the facility was more than $135.0 million on such dates.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months March 31,
	2021	2020
Cash provided by (used in) operating activities	$(60,996)	$105,399
Cash used in investing activities	(14,357)	(9,030)
Cash provided by financing activities	326,893	41,792
Net change in cash, cash equivalents and restricted cash	251,540	138,161

Cash, cash equivalents and restricted cash end of period	$339,535	$191,550
In the first three months of 2021, we used $61.0 million of cash in operations, compared to cash generated from operations of $105.4 million in the first three months of 2020. The increase in cash used in operations is largely driven by a decrease in collection of receivables of $90.8 million due to the partial collection of the 2019 and 2018 BTC in Q1 of 2020, combined with an increase in inventory build of $80.7 million compared to inventory build of $44.9 million, and a decrease in net income ($39.2 million for the three months ended March 31, 2021 as compared to a net income of $74.7 million for the three months ended March 31, 2020). The decrease in the net income for the three months ended March 31, 2021 was primarily due to risk management losses of $1.8 million compared to risk management gains of $53.5 million in the first three months of 2020.
We used $14.4 million of cash in investing activity in the first three months of 2021, compared to $9.0 million of cash used in investing activities in the first three months of 2020. The increase in cash used by investing activities was primarily due to net investments of $2.4 million in high quality marketable securities, compared to no net investments in marketable securities in 2020. In addition, we used $10.5 million of cash for property, plant and equipment purchases and plant upgrades in 2021 compared to purchases of property, plant, and equipment of $9.0 million in 2020.
Cash flows provided by financing activities for the three months ended March 31, 2021 was $326.9 million compared to $41.8 million for the three months ended March 31, 2020. The $285.1 million increase was primarily due to the proceeds from the equity offering in March 2021. There were no net borrowings on the revolving line of credit in the first three months of 2021 compared to a net borrowings of $82.8 million in the same period in 2020 and a decrease of $13.0 million in the debt repayments primarily due to the repayments of the 2036 Senior Convertible Notes and the payoff of the Grays Harbor and Danville term loans in the first quarter of 2020.

Capital expenditures. During the three months ended March 31, 2021, our capital expenditures were $10.5 million involving various plant optimization projects, the majority of which were at the Geismar, Madison, Newton and Danville facilities. During 2020, our capital expenditures were $63.6 million involving various projects, the majority of which were at the Emden (Germany), Seneca, and Geismar facilities. Our budgeted capital expenditures for the remainder of 2021 are approximately $70.0 million, which includes investments in low-cost, high-return projects, environmental, health and safety projects and growth projects.
In October 2020, we announced that, following an internal review and site selection process, we plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons per year. We expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures in connection with the expansion project will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, the offering of equity completed in March 2021 and potential debt offerings or from other sources.
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
Commodity Price Risk
Over the period from January 2019 through March 31, 2021, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.24 per gallon reported in March 2021 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.59 per gallon during this period. Over the period January 2019 to March 31, 2021, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.57 per pound, or $4.31 per gallon of biodiesel, in March 2021, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.32 per pound, or $2.41 per gallon. Over the period from January 2019 through March 31, 2021, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.48 per pound in March 2021 to a low of $0.18 per pound in July 2020, with sales prices averaging $0.25 per pound during this period. Over the period from January 2019 through March 31, 2021, RIN prices (based on prices from OPIS) have ranged from a high of $1.51 in March 2021 to a low of $0.32 in May 2019, with sales prices averaging $0.62 during this period.
Adverse fluctuations in feedstock prices as compared to bio-based diesel prices result in lower profit margins and, therefore, represent unfavorable market conditions. The availability and price of feedstocks are subject to wide fluctuations due to unpredictable factors such as weather conditions during the growing season, rendering volumes, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture and supply and demand.
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, low carbon feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first three months of 2021. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our low carbon feedstock and soybean oil requirements and bio-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First three months of 2021 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Bio-based Diesel	134.2	gallons	10%	$(49.7)	67.3%
Total Low Carbon Feedstocks	588.4	pounds	10%	$(21.2)	28.7%
Total Canola Oil	100.7	pounds	10%	$(4.3)	5.9%
Total Soy Oil	103.0	pounds	10%	$(4.6)	6.3%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and bio-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $13.1 million at March 31, 2021. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect on the fair value of these instruments of $12.2 million at March 31, 2021. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at March 31, 2021.
Interest Rate Risk
Our weighted average interest rate on variable rate debt balances for the three months ended March 31, 2021 was 2.37%. A hypothetical increase in interest rate of 10% would not have a material effect on our annual interest expenses or consolidated financial statements.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act as of the end of the period covered by this report, March 31, 2021. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation procedures detailed below for the previously identified material weaknesses, there have been no changes during our quarter ended March 31, 2021 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2020, management concluded that there was a material weakness in internal control over financial reporting related to effective preventive and review controls over the purchase and use of the petroleum diesel gallons when blending with biodiesel. This resulted in an overstatement of bio-based diesel government incentive revenue and an understatement of interest expense for the quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 as well as the years ended December 31, 2019 and 2018 and a corresponding understatement of accounts payable and accrued expenses and other liabilities as of September 30, 2020, June 30, 2020, and March 31, 2020, and December 31, 2019 and 2018. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 related to the Company's sales contract review control over the recognition of bio-based diesel sales not operating effectively. In response to the material weakness identified, management has developed and is implementing a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and Audit Committee oversight.

The remediation plan included:
◦ For the Seneca facility:
▪ Limiting the loading to modes where the existing system is known to be functional, until the system is redesigned to work in all operating modes; and
▪ Implemented a control system calculation and readout tool that enables the loading operator to validate that the proper number of petroleum diesel gallons were added to each load;
◦ Then, to further reinforce our system-wide controls and assurances:
▪ Performing additional local reconciliations weekly to validate that the amount of petroleum diesel used matches the amount of petroleum diesel required to be blended; and
▪ We are now reviewing monthly inventory reconciliations prior to filing for BTC to re-confirm that the required volume of petroleum diesel has been blended.

Implementation of the remediation plan described above and the resulting improvements in controls have strengthened our internal control over financial reporting, but we intend to continue to refine those controls and monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated. Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and in particular, the following principal risks and all of the other specific factors described in Part II, Item 1A. of this report, "Risk Factors," before deciding whether to invest in our company.

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
•Our management may invest or spend the proceeds of the offering completed in March 2021 in ways with which a reader of the financials may not agree or in ways that may not yield a significant return to our stockholders.
•We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.
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
We and other participants in the bio-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Bio-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for bio-based diesel that might not otherwise exist.
One of the most important of these programs is the RFS2, a federal law that requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the U.S. Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes bio-based diesel and advanced biofuel. The parties obligated to comply with this RVO, are petroleum refiners and petroleum fuel importers.
The petroleum industry is strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for bio-based diesel was set at steadily rising levels beginning at 1.00 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO for bio-based diesel was constrained from 2017 through 2019, as the bio-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020 and 2021, the EPA set the bio-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO has been set at 5.04 billion gallons which represents zero growth in the advanced biofuels category after taking into account the increase in the cellulosic volumes. We believe that growth in the annual RVOs strongly influences our ability to grow our business and supports the price of our fuel through the RINs. The EPA's future decisions regarding the RVO will significantly influence our revenues and profit margins.

The RFS2 also grants to the EPA authority to waive a qualifying refiner's obligation to comply with RFS2, through a small refinery exemption ("SRE"), based on a determination that the program is causing severe economic harm to that refinery. SREs can significantly harm demand for bio-based diesel and the value of RINs. In December 2019, the EPA issued a ruling on the reallocation of the required volumes under RFS2 in an attempt to offset the effect of the SREs. The ruling detailed the intent to redistribute the exempt volumes granted through the SRE to non-exempt obligated parties. This redistribution will be calculated on a three-year rolling average, based on the U.S. Department of Energy ("DoE") recommended relief. The EPA has consistently granted more relief through small refinery waivers than recommended by the DoE.
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of April 15, 2021, according to the EPA's website:

	2020	2019	2018	2017	2016	2015
Petitions received	16	32	44	37	29	28
Petitions granted	—	2	32	35	19	7
Petitions denied or withdrawn	—	—	9	1	8	18
Petitions pending	16	30	3	1	2	3
Estimated volume of fuel exempted (million gallons)	—	1,390	14,420	17,050	7,840	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	37	342	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	0.8%	7.9%	9.5%	4.4%	1.7%

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
Several Governors have petitioned the EPA to use its general waiver authority to reduce the 2020 RVO in response to COVID-19 economic disruptions. Should the EPA use its general wavier authority to reduce RVO requirements, we expect that this would harm demand for and the value of bio-based diesel and RINs, which would harm our revenues and earnings.
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

Loss of or reductions in federal and state government tax incentives for bio-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
Federal and state tax incentives have assisted the bio-based diesel industry by making the price of bio-based diesel more cost competitive with the price of petroleum-based diesel fuel to the end user.
Federal Tax Incentives
The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the first person to blend pure bio-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel. In Iowa, for 2018 through 2024, retailers earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for 11% and above blends. Iowa also has a bio-based diesel production incentive that provides $0.02 per gallon of production capped at the first 25 million gallons per production plant. The biodiesel and renewable diesel ("RD") portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% biodiesel blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. Both Illinois and Iowa have pending legislation that proposes reducing existing incentives and adding usage requirements. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s Low Carbon Fuel Standard ("LCFS"); adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $125.3 million in the first three months of 2021. The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first three months of 2021, LCFS credit prices ranged from a high of $201 per credit in January to a low of $187 per credit in March. If the value of LCFS credits were to materially decrease as a result of over-supply or a lack of demand, our revenues and profits would be seriously harmed. Furthermore, if we experienced reduced demand for our fuels or LCFS credits in California, either as a result of oversupply, competitive pressure, lack of market liquidity, or regulatory change, our revenues and profits would be seriously harmed. In addition, if the fuel we produced is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits would be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $93.9 million in the first three months of 2021. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce GHG emissions associated with such fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of bio-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of the COVID-19 pandemic, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

The COVID-19 pandemic may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy. While we did not incur significant, unmanageable operational or financial disruptions during the year ended December 31, 2020 or the first three months of 2021 from the COVID-19 pandemic and measures to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.

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
The extent of the impact of the COVID-19 pandemic on our business, including our planned capacity expansion at our Geismar, Louisiana facility, is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We derive a substantial portion of our profitability from the production of RD at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
RD carries a premium price compared to biodiesel as a result of a variety of factors including its ability to be blended with petroleum diesel, better cold weather performance, and generation of more RINs on a per gallon basis. We estimate that our RD production in Geismar, Louisiana generated a significant portion of our net income from continuing operations and our non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, ("EBITDA") for the first three months of 2021 and 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to any reason, it would have a disproportionately significant and material adverse impact on our operations and financial conditions.

Our planned capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, which could have a negative effect on revenues and operations.
In October 2020, we announced a plan to expand the effective capacity of our Geismar, Louisiana biorefinery by 250 million gallons annually to approximately 340 million gallons. We currently expect construction to begin in mid to late 2021 with a target mechanical completion date in late 2023. We currently estimate our capital expenditures will be at least $825 million. We currently expect to fund these capital expenditures with a combination of cash on hand, marketable securities, borrowings under our credit facilities, proceeds from the offerings of equity in March 2021 and from the offerings of debt or from other sources. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict operations or ability to incur further indebtedness. There is no guarantee that we will obtain the funds necessary to complete this project in a timely manner or on terms acceptable to us or that the project will be completed timely or within budget. If we are unable to obtain such funds in a timely manner or at all, if the cost of such funds is higher than we anticipate, if there are cost overruns or construction delays, or if we are not able to obtain the governmental permits and third party easements required or necessary to initiate or complete the project, there could be a negative effect on our revenues and operations.

Increased industry-wide production of biodiesel due to potential utilization of existing excess production capacity, announced plant expansions of RD and potential co-processing of RD by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm our revenues and operations.
If additional volumes of advanced biofuel RIN production comes online and the EPA does not increase the RVO in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2.  In the event this occurs, bio-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.
Several leading bio-based diesel companies have announced their intention to expand production of RD for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of RD, is expanding its 275 mmgy capacity by 400 mmgy as well as planning an additional 470 mmgy biorefinery in Texas. Neste, the largest global producer of RD, has announced that it is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast. Traditional petroleum refiners are also planning to enter the RD market with CVR, Holly Frontier, Marathon Petroleum and Philips 66 announcing new biorefineries or the conversion of existing refineries to RD production facilities.
Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed RD, or CPRD. CPRD uses the same feedstocks to produce bio-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than bio-based diesel, particularly biodiesel.
If production of competitive advanced biofuels increases significantly as a result of utilization of existing excess production capacity or new capacity as described above, competition for feedstocks would increase significantly, harming margins. Furthermore, if supply of advanced biofuels exceeds demand, prices for RD and for RINs and other credits may decrease significantly, harming profitability and potentially forcing us to idle or shut down facilities.

Our gross margins are dependent on the spread between bio-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially.
Bio-based diesel has traditionally been marketed primarily as an additive or alternative to petroleum-based diesel fuel, and, as a result, bio-based diesel prices have been heavily influenced by the price of petroleum-based diesel fuel, adjusted for government incentives supporting renewable fuels, more so than bio-based diesel production costs. The absence of a close correlation between production costs and bio-based diesel prices means that we may be unable to pass increased production costs on to our customers in the form of higher prices. If there is a decrease in the spread between bio-based diesel prices and feedstock costs, whether as a result of an increase in feedstock prices or as a result of a reduction in bio-based diesel and credit prices, gross margins, cash flow and operations would be adversely affected.
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices increased throughout the first three months of 2021 as a result of slow economic recover from the pandemic and continued increases in commodity prices, ranging from a high of $1.97 per gallon to a low of $1.46 per gallon.
In addition, an element of the price of bio-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the bio-based diesel category, as reported by the Oil Pricing Information System ("OPIS"), have been sharply trending higher in the first three months of 2021, ranging from $0.94 to $1.51 per RIN, while in 2020, RIN prices were highly volatile ranging from $0.37 to $1.03 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our bio-based diesel.
A decrease in the availability or an increase in the price of feedstocks may have a material adverse effect on our financial condition and operating results. The price and availability of feedstocks and other raw materials may be influenced by general economic, market, environmental, and regulatory factors. During periods when the BTC has lapsed, bio-based diesel producers may elect to continue purchasing feedstock and producing bio-based diesel at negative margins under the assumption the BTC will be retroactively reinstated, and consequently, the price of feedstocks may not decrease to a level proportionate to current operating margins. Increasing production of bio-based diesel puts pressure on feedstock supply and availability to the bio-based diesel industry. The bio-based diesel industry may have difficulty in procuring feedstocks at economical prices if competition for bio-based diesel feedstocks increases due to newly added capacity.
Historically, the spread between bio-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $0.97 in 2019, $1.12 in 2020 and $1.21 in the first three months of 2021, assuming eight pounds of choice white grease yields one gallon of bio-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.59 in 2019, $0.70 in 2020 and $0.73 in the first three months of 2021, assuming 7.5 pounds of soybean oil yields one gallon of bio-based diesel. For 2019, 2020 and the first quarter of 2021, approximately 71%, 65% and 74%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 29%, 35% and 26%, respectively, was virgin vegetable oils. When the spread between bio-based diesel prices and feedstock prices narrows, our profitability will be harmed.

Risk management transactions could significantly increase our operating costs and may not be effective.
In an attempt to partially offset the effects of volatile feedstock costs and bio-based diesel fuel prices, we enter into contracts that establish market positions in feedstocks, such as distillers corn oil, used cooking oil, inedible animal fats and soybean oil, along with related commodities, such as heating oil and ULSD. The financial impact of such market positions depends on commodity prices at the time that we are required to perform our obligations under these contracts as well as the cumulative sum of the obligations we assume under these contracts.
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $1.8 million from our derivative financial instrument trading activity for the three months ended March 31, 2021, compared to risk management gains of $53.5 million for the three months ended March 31, 2020. At March 31, 2021, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under our open risk management contracts were approximately 74 million gallons, 231 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $13.1 million on the fair value of these instruments at March 31, 2021. A 10% positive change in the price of CBOT Soybean Oil would have had a positive effect of $12.2 million on the fair value of these instruments at March 31, 2021. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 18%, 19% and 17% of our total biodiesel gallons sold in each of the first three months of 2021, and the full year periods for 2020 and 2019, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of bio-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, including climate change, which may disrupt our business and increase costs and liabilities.
Because bio-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and there was a fire at our Madison facility in June 2017. As a result of these fires, people were injured, and the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
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
The bio-based diesel industry has historically been primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses. More recently, integrated petroleum companies are entering the industry producing renewable diesel. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In Europe, we compete directly with Greenergy, KFS, Mercuria, Neste and Sunoil. Our indirect competitors in the European market are British Petroleum, Cargill, Shell and Vitol.
In addition, petroleum refiners across the globe are increasingly entering into the bio-based diesel or advanced biofuels business, and many petroleum refiners are converting their existing plants to produce biofuels. Such petroleum refiners include Neste Corporation with renewable diesel production in both Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture in the United States. In addition, petroleum refiners such as British Petroleum, Eni SPA, Holly Frontier, Philips 66, Marathon Petroleum, Repsol, Saras SRS, Sinclair, and Total SE, have announced that they have begun or have plans to begin producing renewable diesel at a new facility or at a current refinery and/or co-processing bio-based diesel or advanced biofuels at certain of their refineries. All of these existing competitors and potential competitors may have greater financial resources than we do and may be able to produce bio-based diesel at a lower cost or be more resilient due to their integrated operations, greater refining capacity and greater financial resources.
According to EIA's Short Term Energy Outlook projections, production of bio-based diesel and advanced biofuels is expected to increase by 19% in 2021 as compared to 2020. The increased production of bio-based diesel or advanced biofuels may increase the demand and prices for feedstocks and other inputs which may materially adversely affect our profitability and results of operations.
Petroleum companies and diesel retailers form the primary distribution networks for marketing bio-based diesel through blended petroleum-based diesel. If these companies increase their direct or indirect bio-based diesel production, including in the form of co-processing, there will be less need to purchase bio-based diesel and credits from independent bio-based diesel producers like us. Such a shift in the market would materially harm our operations, cash flows and profitability.
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

Technological advances and changes in production methods in the bio-based diesel industry could render our plants obsolete and adversely affect our ability to compete.
Advances in the process of converting oils and fats into biodiesel and RD, including CPRD, could allow our competitors to produce bio-based diesel faster and more efficiently and at a substantially lower cost. In addition, we currently produce bio-based diesel to conform to or exceed standards established by the American Society for Testing and Materials ("ASTM"), whose standards for bio-based diesel and bio-based diesel blends may be modified in response to new technologies from the industries involved with diesel fuel.
New standards or production technologies may require us to make additional capital investments in, or modify, plant operations to meet these standards. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive or obsolete. Further, it may be necessary for us to make significant expenditures to acquire any new technology, acquire licenses or other rights to technology and retrofit our plants in order to remain competitive. There is no assurance that we will be able to obtain such technologies, licenses or rights on favorable terms. If we are unable to obtain, implement or finance new technologies, our production facilities could be less efficient, and our ability to produce bio-based diesel on a competitive level may be harmed, negatively impacting our revenues and profitability.

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
Our business depends on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors. Prices per Platts Group 3 (Midwest) decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased through mid-November and then increased more rapidly ending the year at $1.46. In the first three months of 2021, the price of diesel continued to climb from $1.46 at the start of the year to 1.80 at March 31, 2021.
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
While RD has a similar chemical composition as petroleum diesel and can utilize the same distribution infrastructure, biodiesel has a different chemical composition and may require separate or additional infrastructure. Growth in the biodiesel market depends on continued development and expansion of infrastructure for the distribution of biodiesel, which may or may not occur and which is outside of our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components, and the increased production of biodiesel will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal changes based on regulatory factors and weather conditions and this seasonality could cause our revenues and operating results to fluctuate.
Our operating results are influenced by seasonal fluctuations in the price of and demand for bio-based diesel. Seasonal fluctuations may be based on both the weather and the status of both the BTC and RVO.
Demand for our bio-based diesel may be higher in the quarters leading up to the expiration of the BTC as customers seek to purchase bio-based diesel when they can benefit from the agreed upon value sharing of the BTC with producers. This higher demand prompted by an expiring BTC has often resulted in reduced demand for biodiesel in the following quarter. In addition, RIN prices may also be subject to seasonal fluctuations. The RIN is dated for the calendar year in which it is generated. Since 20% of an obligated party's annual RVO can be satisfied by prior year RINs, most RINs must come from biofuel produced or imported during the RVO year. As a result, RIN prices can be expected to increase as the calendar year progresses if the RIN market is undersupplied compared to that year's RVO and decrease if it is oversupplied.
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

Failure to comply with governmental and state regulations, including the RFS2, BTC, LCFS and other programs or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.
The bio-based diesel industry is subject to extensive federal, state and local laws and regulations, and we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, and regardless of whether current or prior operations were conducted consistent with the accepted standards of practice. Many of our assets and plants were acquired from third parties and we may incur costs to remediate property contamination caused by previous owners. In addition, we are subject to similar laws and regulations in Europe and Canada for the renewable fuels we sell there. Compliance with these laws, regulations and obligations could require substantial capital expenditures.
Changes in environmental laws and regulations occur frequently, and changes resulting in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance. In January 2021, the Biden Administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration's policies. As a result, it is unclear the degree to which certain recent regulatory developments may be modified or rescinded.
Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate future emissions. In January 2021, the Biden Administration issued another executive order focused on addressing climate change. Among other things, the 2021 climate change executive order directed the federal government to identify "fossil fuel subsidies" to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. As a result, our operations are subject to a series of regulatory, litigation and financial risks associated with the production and transportation of biofuel products and emission of GHGs. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. We are subject to various laws and regulations including RFS2, BTC, LCFS, and other jurisdictions. These regulations are highly complex and continuously evolving, requiring us to periodically update our systems to maintain compliance, which could require significant expenditures. In 2014, the EPA issued a final rule to establish a quality assurance program and the EPA also implemented regulations related to the generation and sale of bio-based diesel RINs. Any violation of these regulations by us, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

RD fuel is superior to biodiesel in certain respects and if RD production capacity increases to a sufficient extent, it could largely supplant biodiesel; we may not be successful in expanding our RD production capacity.
RD is not as widely available as biodiesel, but it has certain characteristics that favorably distinguish it from biodiesel and as a result renewable diesel carries a price premium compared to biodiesel. For example, RD has similar chemical properties to petroleum-based diesel, which permits 100% RD (unlike 100% biodiesel) to flow through the same fuel storage and distribution network as petroleum diesel. RD can be used in its pure form in modern engines rather than as a blend with petroleum diesel and has similar cold weather performance as petroleum diesel. RD and CPRD may receive 1.6 or 1.7 RINs per gallon, whereas biodiesel receives 1.5 RINs per gallon. As the value of RINs increases, this RIN advantage makes RD more valuable. If RD proves to be preferred over biodiesel by market participants, revenues from our biodiesel plants and our results of operations would be adversely impacted.

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
In addition, several states may act to regulate potential nitrogen oxide emissions from biodiesel. California adopted regulations that limit the volume of biodiesel that can be used or requires an additive to reduce potential emissions. In states where such an additive is required to sell biodiesel, an additive may not be available or if available, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petroleum-based diesel or RD, which in each case would negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

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

RISKS RELATED TO OUR INDEBTEDNESS

We and certain subsidiaries have indebtedness, which subjects us to potential defaults, that could adversely affect our ability to raise additional capital to fund our operations and limits our ability to react to changes in the economy or the bio-based diesel industry.
At March 31, 2021, our total term debt before debt issuance costs was $44.9 million. This includes $25.8 million aggregate carrying value on our $32.5 million face amount, 4.00% convertible senior notes due in June 2036, which we refer to as the "2036 Convertible Senior Notes". At March 31, 2021, our total term debt also includes borrowings at our Ralston facility of $12.6 million and at REG Capital LLC. of $6.6 million. At March 31, 2021, we also had undrawn availability under our lines of credit, as discussed below.
Our indebtedness could:
•require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
•increase our vulnerability to general adverse economic and bio-based diesel industry conditions, including interest rate fluctuations, because a portion of our revolving credit facilities are and will continue to be at variable interest rates, and
•limit our flexibility in planning for, or reacting to, changes in our business and the bio-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt.
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
We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2021, we had $149.7 million of undrawn availability under our lines of credit, subject to borrowing base limitations. In addition, the indenture governing the 2036 Convertible Senior Notes does not prevent us from incurring additional indebtedness or other liabilities that constitute indebtedness. We currently expect to fund the estimated $825 million of capital expenditures in connection with the expansion of our Geismar, Louisiana facility with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt or from other sources. If we are unable to complete the expansion within the estimated budget, we will require additional funds to do so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Additionally, debt financing arrangements may also be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long term permanent financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.

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
All of our principal assets, including our bio-based diesel production facilities, are owned by subsidiaries and some of these subsidiaries are subject to loan covenants that generally restrict them from paying dividends, making distributions or making loans to us or to any other subsidiary. These limitations will restrict our ability to repay indebtedness, finance capital projects or pay dividends to stockholders from our subsidiaries' cash flows from operations.

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
There are limitations on our ability to incur the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount of revolving commitments that we may borrow under the M&L and Services Revolver is $150.0 million. In addition, these revolving commitments are further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would become applicable if excess availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $15 million. As of March 31, 2021, availability under the M&L and Services Revolver was approximately $149.7 million. However, it is possible that excess availability under the Revolving Credit could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve month period.
As of March 31, 2021, the fixed charge coverage ratio for our M&L and Services Revolver was approximately 0.377, which was less than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

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
•investors' reactions to our press releases, other public announcements and filings with the SEC;
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
•litigation involving us or our industry, or both, or investigations by regulators into our operations or those of our competitors;
•inadequate trading volume;
•general market conditions in our industry;
•the effects of the COVID-19 pandemic and measures to address the pandemic;
•whether our shares are included in stock market indexes such as the S&P SmallCap 600 index; and
•general economic and market conditions, including continued dislocations and downward pressure in the capital markets.
In addition, stock markets experience significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may have material adverse effect on the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. For example, we are currently subject to putative class action lawsuits in federal court alleging federal securities law violations in connection with our February 2021 restatement of our financial statements. These current lawsuits, and any securities litigation that may be instituted against us in the future, could result in substantial costs, regardless of the outcome of the litigation, and divert resources and our management's attention to our business. In addition, the occurrence of any of the factors listed above, among others, may cause our stock price to decline significantly, and there can be no assurance that our stock price would recover. As such, you may not be able to sell your shares at or above the price you paid, and you may lose some or all of your investment.

Our management may invest or spend the proceeds of the offering completed in March 2021 in ways with which a reader of the financials may not agree or in ways that may not yield a significant return to our stockholders.
Although we currently intend to use the net proceeds from our recent equity offering in the manner described in the prospectus supplement, our management has considerable discretion in the application of the net proceeds. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from this offering in a manner that does not produce income or that loses value. If we do not invest or apply the net proceeds in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.
We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur. Investors seeking cash dividends should not invest in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

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
In connection with this restatement of our historical consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2020. For further discussion of the material weakness, please see Part I, Item 4 of this report, “Controls and Procedures.”
We are undertaking remediation efforts designed to address the material weakness. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and ability to complete acquisitions could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.
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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 4, 2021	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 4, 2021	By:	/s/ Craig Bealmear
Craig Bealmear
Chief Financial Officer (Principal Financial Officer)

Dated:	May 4, 2021	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer & Controller (Principal Accounting Officer)