Form 10-Q
period 2021-06-30
Renewable Energy Group, Inc.
filed 2021-08-05
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

As of July 31, 2021, the registrant had 50,235,068 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings and the proposed capacity expansion of our Geismar, Louisiana renewable diesel biorefinery, including financing such expansion;
•our financial performance, including expectations regarding revenues, cost of revenues and operating expenses;
•changes in governmental programs, policymaking and requirements or encouraged use of biofuels, including Biodiesel Mixture Excise Tax Credit, Renewable Fuels Standard 2 ("RFS2") in the United States, renewable fuel policies in Canada and Europe, and state level programs such as California's Low Carbon Fuel Standard ("LCFS");
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
•our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements and any additional indebtedness required for the capacity expansion of our Geismar, Louisiana renewable diesel biorefinery;
•our marketable securities;
•critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired;
•operating risks and the impact of disruptions to our business including, but not limited to, closures at our plant located in Geismar, Louisiana and the COVID-19 pandemic, including any potential resurgence of COVID-19 such as from the recent more transmissible Delta and Lambda variant strains; and
•assumptions underlying or relating to any of the foregoing.
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
4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$608,754	$84,441
Marketable securities	252,344	149,521
Accounts receivable (net of allowance for doubtful accounts of $1,170 and $1,631, respectively)	169,867	143,475
Inventories	364,400	209,361
Prepaid expenses and other assets	105,751	67,657
Restricted cash	3,000	3,777
Total current assets	1,504,116	658,232
Long-term marketable securities	199,716	120,022
Property, plant and equipment, net	610,462	594,796
Right of use assets	32,028	28,840
Goodwill	16,080	16,080
Intangible assets, net	9,180	10,708
Other assets	44,335	32,720
TOTAL ASSETS	$2,415,917	$1,461,398
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6	$50,088
Current maturities of operating lease obligations	12,841	14,581
Accounts payable	151,162	132,938
Accrued expenses and other liabilities	35,709	34,875
Deferred revenue	17,591	13,488
Total current liabilities	217,309	245,970
Deferred income taxes	6,542	6,607
Long-term debt (net of debt issuance costs of $13,574 and $1,731, respectively)	536,426	15,158
Long-term operating lease obligations	19,004	15,223
Other liabilities	3,441	4,485
Total liabilities	782,722	287,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 50,235,068 and 39,334,839 shares outstanding, respectively)	6	5
Common stock—additional paid-in-capital	705,119	392,247
Retained earnings	1,009,949	891,211
Accumulated other comprehensive income	(80)	1,160
Treasury stock (6,191,632 and 10,591,074 shares outstanding, respectively)	(81,799)	(110,668)
Total equity	1,633,195	1,173,955
TOTAL LIABILITIES AND EQUITY	$2,415,917	$1,461,398
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES:
Bio-based diesel sales	$741,393	$451,329	$1,220,887	$857,727
Bio-based diesel government incentives	74,773	92,075	135,022	158,522
	816,166	543,404	1,355,909	1,016,249
Other revenue	54	501	54	613
	816,220	543,905	1,355,963	1,016,862

COSTS OF GOODS SOLD	692,707	521,350	1,158,649	888,746
GROSS PROFIT	123,513	22,555	197,314	128,116
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,015	28,427	66,192	55,912
GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(39)	(187)	(39)	(187)
IMPAIRMENT OF ASSETS	916	—	1,738	—
INCOME (LOSS) FROM OPERATIONS	87,621	(5,685)	129,423	72,391
OTHER INCOME (EXPENSE), NET:
Gain (loss) on debt extinguishment	(2,527)	619	(4,449)	1,791
Gain on lease termination	—	4,459	—	4,459
Interest income	1,184	550	2,496	550
Other income (expense)	(241)	1,665	539	1,362
Interest expense	(4,271)	(1,664)	(5,388)	(4,610)
	(5,855)	5,629	(6,802)	3,552
INCOME (LOSS) BEFORE INCOME TAXES	81,766	(56)	122,621	75,943
INCOME TAX EXPENSE	(2,250)	(1,629)	(3,883)	(2,961)
NET INCOME (LOSS)	$79,516	$(1,685)	$118,738	$72,982

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	729	—	1,475	1,500
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$78,787	$(1,685)	$117,263	$71,482
Basic net income (loss) per share available to common stockholders:
Net income (loss) per share	$1.64	$(0.04)	$2.65	$1.83
Diluted net income (loss) per share available to common stockholders:
Net income (loss) per share	$1.62	$(0.04)	$2.62	$1.66
Weighted-average shares used to compute basic net income (loss) per share available to common stockholders:
Basic	48,120,735	39,177,381	44,294,421	39,078,219
Weighted-average shares used to compute diluted net income (loss) per share available to common stockholders:
Diluted	48,576,626	39,177,381	44,769,007	43,000,196
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$79,516	$(1,685)	$118,738	$72,982
Unrealized gains (losses) on marketable securities, net of taxes of $—, $108, $(11) and $108, respectively	(69)	307	(242)	307
Foreign currency translation adjustments	339	535	(998)	(16)
Other comprehensive income (loss)	270	842	(1,240)	291
Comprehensive income (loss)	$79,786	$(843)	$117,498	$73,273
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$768,398	$(1,994)	$(105,488)	$1,099,512
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net income	—	—	—	74,667	—	—	74,667
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$843,065	$(2,545)	$(106,306)	$1,156,343
Conversion of restricted stock units to common stock (net of 86,701 shares of treasury stock purchased)	230,265	—	—	—	—	(2,063)	(2,063)
Settlement of stock appreciation rights in common stock (net of 21,794 shares of treasury stock purchased)	39,962	—	(276)	—	—	(776)	(1,052)
Convertible debt extinguishment impact (net of tax impact of $1,055)	—	—	(20,860)	—	—	—	(20,860)
Stock compensation expense	—	—	1,855	—	—	—	1,855
Other comprehensive income	—	—	—	—	842	—	842
Net loss	—	—	—	(1,685)	—	—	(1,685)
BALANCE, June 30, 2020	39,292,154	$5	$402,843	$841,380	$(1,703)	$(109,145)	$1,133,380

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2021	39,334,839	$5	$392,247	$891,211	$1,160	$(110,668)	$1,173,955
Conversion of restricted stock units to common stock (net of 150,906 shares of treasury stock purchased)	254,396	—	—	—	—	(10,026)	(10,026)
Settlement of stock appreciation rights in common stock (net of 2,598 shares of treasury stock purchased)	4,673	—	(176)	—	—	(1,431)	(1,607)
Equity issuance (net of issuance costs of $19,970)	5,750,000	1	365,279	—	—	—	365,280
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,143)	2,195,836	—	(26,183)	—	—	22,946	(3,237)
Stock compensation expense	—	—	1,844	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	39,222	—	—	39,222
BALANCE, March 31, 2021	47,539,744	$6	$733,011	$930,433	$(350)	$(99,179)	$1,563,921
Conversion of restricted stock units to common stock (net of 39,053 shares of treasury stock purchased)	99,802	—	—	—	—	(2,732)	(2,732)
Settlement of stock appreciation rights in common stock (net of 92,264 shares of treasury stock purchased)	107,095	—	(502)	—	—	(5,568)	(6,070)
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,294)	2,488,427	—	(29,352)	—	—	25,680	(3,672)
Stock compensation expense	—	—	1,962	—	—	—	1,962
Other comprehensive income	—	—	—	—	270	—	270
Net income	—	—	—	79,516	—	—	79,516
BALANCE, June 30, 2021	50,235,068	$6	$705,119	$1,009,949	$(80)	$(81,799)	$1,633,195

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,738	$72,982
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	22,003	18,037
Amortization expense of assets and liabilities, net	10,469	8,968
Accretion of convertible note discount	247	464
Amortization of marketable securities	1,441	111
Gain on sale of property, plant and equipment	(39)	(187)
(Gain) loss on debt extinguishment	4,449	(1,791)
Provision for doubtful accounts	16	509
Impairment of assets	1,738	—
Stock compensation expense	3,806	3,222
Deferred tax expense	2,382	1,855
Gain on lease termination	—	(4,459)
Other operating activities	103	123
Changes in assets and liabilities:
Accounts receivable, net	(26,518)	607,215
Inventories	(155,050)	1,257
Prepaid expenses and other assets	(50,293)	(33,667)
Accounts payable	9,490	(183,887)
Accrued expenses and other liabilities	(144)	(17,718)
Operating lease obligations	(9,420)	(8,969)
Deferred revenue	4,103	(2,233)
Cash provided by (used in) operating activities	(62,479)	461,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(319,421)	(179,476)
Cash received from maturities of marketable securities	135,222	—
Cash paid for purchase of property, plant and equipment	(32,478)	(31,048)
Other investing activities	(1,500)	187
Cash used in investing activities	(218,177)	(210,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving line of credit	—	(76,990)
Cash received from notes payable	550,000	—
Cash paid on notes payable	(78,055)	(73,051)
Cash paid for debt issuance costs	(12,375)	—
Cash received from equity offering	385,250	—
Cash paid for equity offering costs	(19,970)	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(20,435)	(3,938)
Cash provided from (used in) financing activities	804,415	(153,979)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	523,759	97,516
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	88,218	53,436
Effect of exchange rate changes on cash	(223)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$611,754	$150,950

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	June 30, 2021	June 30, 2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$2,808	$—
Cash paid for interest	$4,589	$3,724
Leased assets obtained in exchange for new operating lease liabilities	$12,980	$1,873

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$10,514	$4,467
Debt issuance cost	$1,526	$—
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Six Months Ended June 30, 2021 and 2020
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
As of June 30, 2021 and 2020, current restricted cash was $3,000 for both periods, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$608,754	$147,950
Restricted cash	3,000	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$611,754	$150,950

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of June 30, 2021. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
Renewable Identification Numbers ("RINs")
When the Company produces and sells a gallon of bio-based diesel for use in the United States, 1.5 to 1.7 RINs per gallon are generated. RINs are used to track compliance with the Renewable Fuel Standard, using the EPA moderated transaction system. RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of bio-based diesel. As a result, a portion of the selling price for a gallon of bio-based diesel sold in the U.S. is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the bio-based diesel produced or held by the Company pending attachment to other bio-based diesel production sales. Additionally, RINs, once obtained through the production and sale of gallons of bio-based diesel, may be separated by the acquirer and sold separately.
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

Low Carbon Fuel Standard
The Company generates LCFS credits for its low carbon fuels or blendstocks when its qualified low carbon fuels are transported into an LCFS market and sold for qualifying purposes. LCFS credits are used to track compliance with the LCFS. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by the Company.
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

Convertible Debt

In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes and information regarding our April 2021 notice of redemption of all such notes. During the three and six months ended June 30, 2021, the Company received notices of conversions related to the 2036 Convertible Senior Notes in total principal amount of $32,544 and $59,619, respectively. The Company elected to settle the principal balances of $32,544 and $59,619, respectively, in cash and the conversion premium by issuing 2,488,427 and 4,684,263, respectively, of common shares from treasury stock, resulting in a loss on debt extinguishment, of $2,527 and $4,449, respectively. As of June 30, 2021, the 2036 Convertible Senior Notes have all been redeemed and all obligations thereto have been satisfied and discharged.
During the three and six months ended June 30, 2020, the Company used $31,855 to repurchase $14,000 principal amount and $57,804 to repurchase $25,008 principal amount of the 2036 Convertible Senior Notes, respectively, reflecting conversion premium, after tax impact, of $20,860 and $38,689, respectively, as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $619 and $1,791, respectively, as reflected in the Condensed Consolidated Statements of Operations.
2028 Green Bonds
On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount of our 5.875% senior secured notes due in 2028 (the "Green Bonds"). The Company recorded $13,901 in legal, professional and underwriting fees related to the issuance of the Green Bonds. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the expansion of its Geismar, Louisiana biorefinery. See "Note 7 - Debt" for a further description of the Green Bonds.
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
The table below sets out the information regarding the activities under the 2019 and 2020 Programs during the three and six months ended June 30, 2020:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Principal amount in 000's	January 2019 Program	Principal amount in 000's	January 2019 Program
2036 Convertible Senior Notes Repurchases	$14,000	$31,855	$25,008	$57,804
The 2019 Program was fully utilized as of September 30, 2020. The remaining amount of the 2020 Program was $91,914 as of June 30, 2021.
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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Bio-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended June 30, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $—	$573,915	$—	$—	$(1,389)	$572,526
Petroleum diesel sales	—	—	33,678	—	33,678
LCFS credit sales	39,150	—	—	—	39,150
Separated RIN sales	67,388	—	—	—	67,388
Co-product sales	17,532	—	—	—	17,532
Raw material sales	3,406	—	—	—	3,406
Other bio-based diesel revenue	7,713	—	—	—	7,713
Other revenues	—	19,408	—	(19,354)	54
Total revenues from contracts with customers	$709,104	$19,408	$33,678	$(20,743)	$741,447
Bio-based diesel government incentives	74,773	—	—	—	74,773
Total revenues	$783,877	$19,408	$33,678	$(20,743)	$816,220

Three months ended June 30, 2020	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $(25)	$338,987	$—	$—	$(478)	$338,509
Petroleum diesel sales	—	—	22,496	—	22,496
LCFS credit sales	30,709	—	—	—	30,709
Separated RIN sales	26,992	—	—	—	26,992
Co-product sales	12,908	—	—	—	12,908
Raw material sales	7,692	—	—	—	7,692
Other bio-based diesel revenue	12,023	—	—	—	12,023
Other revenues	—	26,486	—	(25,985)	501
Total revenues from contracts with customers	$429,311	$26,486	$22,496	$(26,463)	$451,830
Bio-based diesel government incentives	92,075	—	—	—	92,075
Total revenues	$521,386	$26,486	$22,496	$(26,463)	$543,905

	Reportable Segments
Six months ended June 30, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $—	$922,889	$—	$—	$(2,416)	$920,473
Petroleum diesel sales	—	—	74,187	—	74,187
Separated RIN sales	96,988	—	—	—	96,988
LCFS credit sales	77,461	—	—	—	77,461
Co-product sales	29,216	—	—	—	29,216
Raw material sales	5,085	—	—	—	5,085
Other bio-based diesel revenue	17,477	—	—	—	17,477
Other revenues	—	36,760	—	(36,706)	54
Total revenues from contracts with customers	$1,149,116	$36,760	$74,187	$(39,122)	$1,220,941
Bio-based diesel government incentives	135,022	—	—	—	135,022
Total revenues	$1,284,138	$36,760	$74,187	$(39,122)	$1,355,963

Six months ended June 30, 2020	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $1,104	$622,484	$—	$—	$(3,103)	$619,381
Petroleum diesel sales	—	—	66,832	—	66,832
Separated RIN sales	42,512	—	—	—	42,512
LCFS credit sales	64,743	—	—	—	64,743
Co-product sales	24,952	—	—	—	24,952
Raw material sales	18,646	—	—	—	18,646
Other bio-based diesel revenue	20,661	—	—	—	20,661
Other revenues	—	46,019	—	(45,406)	613
Total revenues from contracts with customers	$793,998	$46,019	$66,832	$(48,509)	$858,340
Bio-based diesel government incentives	158,522	—	—	—	158,522
Total revenues	$952,520	$46,019	$66,832	$(48,509)	$1,016,862

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	June 30, 2021	December 31, 2020
Trade accounts receivable from customers	$114,386	$74,774
Short-term contract liabilities (deferred revenue)	$(1,117)	$(946)
Short-term contract liabilities (accounts payable)	$(699)	$(914)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and six months ended June 30, 2021 and 2020 are as follows:

	April 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2021
Deferred revenue	$603	$4,964	$4,450	$—	$1,117
Payables to customers related to BTC	699	—	—	—	699
	$1,302	$4,964	$4,450	$—	$1,816

	April 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2020
Deferred revenue	$365	$4,669	$5,032	$—	$2
Payables to customers related to BTC	255,193	(182,819)	—	2,956	75,330
	$255,558	$(178,150)	$5,032	$2,956	$75,332

	January 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2021
Deferred revenue	$946	$17,928	$17,757	$—	$1,117
Payables to customers related to BTC	914	(215)	—	—	699
	$1,860	$17,713	$17,757	$—	$1,816

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	June 30, 2020
Deferred revenue	$631	$13,736	$14,365	$—	$2
Payables to customers related to BTC	255,193	(182,819)	—	2,956	75,330
	$255,824	$(169,083)	$14,365	$2,956	$75,332

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
On August 5, 2020, the FASB issued ASU 2020-06, which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is evaluating the impact of the guidance on its condensed consolidated financial statements, but does not expect the impact to be material.

NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	June 30, 2021
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$152,141	$—	$(5)	$152,136
Corporate bonds	Within one year	97,728	—	(21)	97,707
Municipal bonds	Within one year	2,500	1	—	2,501
Total		$252,369	$1	$(26)	$252,344
Long-term marketable securities
Corporate bonds	Within one - five years	$182,838	$—	$(157)	$182,681
U.S. Treasury bills	Within one - five years	5,000	—	(7)	4,993
Municipal bonds	Within one - five years	12,043	—	(1)	12,042
Total		$199,881	$—	$(165)	$199,716

	December 31, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$48,685	$31	$(2)	$48,714
Corporate bonds	Within one year	78,282	45	(18)	78,309
U.S. Treasury bills	Within one year	19,995	2	—	19,997
Municipal bonds	Within one year	2,500	1	—	2,501
Total		$149,462	$79	$(20)	$149,521
Long-term marketable securities
Corporate bonds	Within one - five years	$91,694	$35	$(40)	$91,689
U.S. Treasury bills	Within one - five years	25,000	1	(5)	24,996
Municipal bonds	Within one - five years	3,335	2	—	3,337
Total		$120,029	$38	$(45)	$120,022
NOTE 4 — INVENTORIES
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$131,832	$65,969
Work in process	7,141	5,515
Finished goods	225,427	137,877
Total	$364,400	$209,361
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of June 30, 2021 and December 31, 2020.

NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	June 30, 2021	December 31, 2020
Commodity derivatives and related collateral, net	$34,987	$5,433
Prepaid expenses	22,575	27,933
Deposits	1,989	2,047
RIN inventory	10,034	869
Taxes receivable	34,173	29,621
Other	1,993	1,754
Total	$105,751	$67,657
RIN inventory is valued at the lower of cost or net realizable value. There were no lower of cost or market adjustments made to the inventory values reported as of June 30, 2021 and December 31, 2020.
Other noncurrent assets consist of the following:

	June 30, 2021	December 31, 2020
Investments	$14,579	$13,005
Spare parts inventory	2,567	2,610
Catalysts	14,985	7,408
Deposits	357	451
Other	11,847	9,246
Total	$44,335	$32,720

NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2021
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,911)	$2,319
Renewable diesel technology	8,300	(3,919)	4,381
Acquired customer relationships	4,747	(2,273)	2,474
Other intangibles	200	(194)	6
Total intangible assets	$19,477	$(10,297)	$9,180

	December 31, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,618)	$2,612
Renewable diesel technology	8,300	(3,643)	4,657
Acquired customer relationships	4,747	(2,025)	2,722
Other intangible assets	904	(187)	717
Total intangible assets	$20,181	$(9,473)	$10,708
The Company recorded intangible amortization expense of $442 and $824 for the three and six months ended June 30, 2021, and $318 and $671 for the three and six months ended June 30, 2020, respectively.
The estimated intangible asset amortization expense for the remainder of 2021 through 2027 and thereafter is as follows:

July 1, 2021 through December 31, 2021	$769
2022	1,619
2023	1,629
2024	1,640
2025	1,574
2026	611
2027 and thereafter	1,338
Total	$9,180
NOTE 7 — DEBT
The following table shows the Company’s term debt:

	June 30, 2021	December 31, 2020
5.875% Senior Secured Green Bonds, due 2028	$550,000	$—
4.00% Convertible Senior Notes	—	47,057
REG Ralston term loan	—	13,241
REG Capital term loan	—	6,665
Other	6	14
Total term debt before debt issuance costs	550,006	66,977
Less: Current portion of long-term debt	6	50,088
Less: Debt issuance costs (net of accumulated amortization of $327 and $990, respectively)	13,574	1,731
Total long-term debt	$536,426	$15,158

Green Bonds

On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount 5.875% senior secured notes due 2028 pursuant to an indenture, dated May 20, 2021 (the “Indenture”), by and among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, N.A., a national banking association, as trustee. The Green Bonds bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2021. The Green Bonds will mature on June 1, 2028, unless earlier repurchased or redeemed. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the expansion of its Geismar, Louisiana renewable diesel biorefinery. The Company recorded $13,901 in legal, professional and underwriting fees related to the issuance of the Green Bonds. These financing costs are being amortized using the effective interest method over the term of the debt. Prior to June 1, 2024, the Company may, at its option but subject to the conditions in the Indenture, (i) redeem up to 35% of the aggregate principal amount of the Green Bonds at a redemption price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds received by the Company in one or more equity offerings; provided that at least 65% of the aggregate principal amount of the Green Bonds issued under the Indenture (including any additional notes originally issued under the Indenture) remain outstanding after each such redemption or (ii) redeem all or part of the Green Bonds at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us and a “make-whole” premium. On or after June 1, 2024, 2025 and 2026, respectively, the Company may, at its option but subject to the conditions in the Indenture, redeem some or all of the Green Bonds at the redemption price of 102.938%, 101.469% and 100.000%, respectively, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us. Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Green Bonds may require the Company to repurchase all or a portion of the Green Bonds in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but not including, the date of repurchase.
The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to:
• incur additional indebtedness or issue certain disqualified stock or preferred stock;
• create liens;
• pay dividends or distributions, redeem or repurchase equity;
• prepay subordinated indebtedness or make certain investments;
• transfer or sell assets;
• engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets; and
• enter into certain transactions with affiliates.

These covenants are subject to a number of exceptions and limitations as described in the Indenture. The Green Bonds and related guarantees are secured by substantially all of the assets of the Company and its guarantor subsidiaries subject to certain exceptions and limitations; provided that the security interests granted by the Company and such guarantor subsidiaries that are obligors under the M&L and Services Revolver on (i) their working capital assets (including accounts receivable and inventory) will be contractually senior and (ii) all other assets will be contractually subordinated, in each case, to the security interests granted by them on such assets to secure the Green Bonds and related guarantees pursuant to an intercreditor agreement.
The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of certain covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding Green Bonds may declare the principal of, premium, and accrued but unpaid interest on all the Green Bonds to be due and payable. Upon such a declaration, such principal, premium and accrued and unpaid interest will be due and payable immediately.
2036 Convertible Senior Notes
On June 2, 2016, in a private offering to qualified institutional buyers, the Company issued $152,000 aggregate principal amount of the 2036 Convertible Senior Notes bearing interest at a rate of 4.00% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2016.
On April 12, 2021, the Company issued a notice of redemption to redeem all outstanding 2036 Convertible Senior Notes on June 15, 2021 at a redemption price equal to 100% of the principal amount of the notes redeemed. Because the redemption date is the interest payment date relating to the regular record date of June 1, 2021, the holders of the notes on June 1, 2021 were entitled to receive, on the redemption date, the unpaid interest that had accrued on such note. By June 11, 2021, the Company had received notices of conversion from all bondholders on the remaining 2036 Convertible Senior Notes and as of June 15, 2021, all outstanding 2036 Convertible Senior Notes were fully redeemed and all obligations thereto were satisfied and discharged. The Company elected to settle all conversions of each $1,000 principal amount of such notes being converted, with $1,000 in cash and any conversion value in excess of that amount in shares of the Company's common stock.
Other term debt
On April 22, 2021, REG Ralston, LLC and REG Capital, LLC paid off the outstanding balance of the term loans owed of $12,556 and $6,596, respectively.
Lines of Credit

The following table shows the Company's lines of credit:

	June 30, 2021	December 31, 2020
Amount outstanding under lines of credit	$—	$—
Maximum available to be borrowed under lines of credit	$149,666	$149,666
The Company's wholly owned subsidiaries, REG Services Group, LLC and REG Marketing & Logistics Group, LLC, are borrowers under a Credit Agreement dated December 23, 2011 with the lenders party thereto (“Lenders”) and Wells Fargo Capital Finance, LLC, as the agent, (as amended, the “M&L and Services Revolver”). At June 30, 2021, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans was $150,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $50,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
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
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange ("NYMEX") NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), Chicago Board of Trade ("CBOT") Soybean Oil (previously referred to as soybean oil) and NYMEX Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on bio-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of bio-based diesel costs of goods sold reflected in current results of operations. As of June 30, 2021, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 86 million gallons, 317 million pounds and 2 million million British thermal units, respectively.
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

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$21,088	$10,484	$3,458	$12,164
Cash collateral paid (received)	24,383	—	14,139	—
Total gross amount recognized	45,471	10,484	17,597	12,164
Gross amounts offset	(10,484)	(10,484)	(12,164)	(12,164)
Net amount reported in the condensed consolidated balance sheets	$34,987	$—	$5,433	$—
The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Commodity derivatives	Cost of goods sold – Bio-based diesel	$13,038	$(4,755)	$11,248	$48,767
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
•Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Commercial paper	$152,136	$—	$152,136	$—
Corporate bonds	$280,388	—	280,388	—
U.S. Treasury bills	$4,993	4,993	—	—
Municipal bonds	$14,543	—	14,543	—
Commodity contract derivatives	$10,604	(479)	11,083	—
	$462,664	$4,514	$458,150	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$48,714	$—	$48,714	$—
Corporate bonds	$169,998	—	169,998	—
U.S. Treasury bills	$44,992	44,992	—	—
Municipal bonds	$5,839	—	5,839	—
Commodity contract derivatives	$(8,706)	(3,069)	(5,637)	$—
	$260,837	$41,923	$218,914	$—

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of June 30, 2021		As of December 31, 2020
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and lines of credit	$(550,006)	$(557,450)	$(66,977)	$(418,107)
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
Under the two-class method, net income (loss) is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to Common Stock and the participating securities. The Company calculates the effects of participating securities on diluted earnings per share ("EPS") using both the “if-converted or treasury stock” and "two-class" methods and discloses the method which results in a more dilutive effect. The effects of stock appreciation rights and convertible notes on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
For the 2036 Convertible Senior Notes, the Company’s current intent was to settle conversions using cash for the principal amount of convertible senior notes converted, with the remaining value satisfied at the Company’s option in cash, stock or a combination of cash and stock. Therefore, the dilutive effect of the convertible senior notes was limited to the conversion premium.
The following potentially dilutive weighted average securities were excluded from the calculation of diluted net income (loss) per share available to common stockholders during the periods presented, as the effect was anti-dilutive:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
2036 Convertible Senior Notes	—	6,438,722	—	—

The following table presents the calculation of diluted net income (loss) per share available to common stockholders:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net income (loss) available to the Company's common stockholders - Basic	$78,787	$(1,685)	$117,263	$71,482
Plus (less): effect of participating securities	729	—	1,475	1,500
Net income (loss) available to common stockholders	79,516	(1,685)	118,738	72,982
Less: effect of participating securities	(729)	—	(1,475)	(1,500)
Net income (loss) available to the Company's common stockholders - Diluted	$78,787	$(1,685)	$117,263	$71,482

Shares:
Weighted-average shares used to compute basic net income (loss) per share	48,120,735	39,177,381	44,294,421	39,078,219
Adjustment to reflect conversion of convertible notes	—	—	—	3,444,714
Adjustment to reflect stock appreciation right conversions	455,891	—	474,586	477,263
Weighted-average shares used to compute diluted net income (loss) per share	48,576,626	39,177,381	44,769,007	43,000,196

Net income per share available to common stockholders - Diluted
Diluted net income (loss)	$1.62	$(0.04)	$2.62	$1.66
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at June 30, 2021 and for the year ended December 31, 2020 are composed of Bio-based Diesel (formerly known as the Biomass-based Diesel segment), Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Bio-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into bio-based diesel. The Bio-based Diesel segment also includes the Company’s purchases and resales of bio-based diesel produced by third parties. Revenue is derived from the purchases and sales of bio-based diesel, the renewable portion of sales of biodiesel and renewable diesel blended with petroleum-based diesel, RINs and raw material feedstocks acquired from third parties, sales of processed bio-based diesel from Company facilities, related byproducts and renewable energy government incentive payments, in the U.S. and internationally.
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
The Corporate and Other segment includes trading activities related to petroleum-based heating oil and diesel fuel, including the petroleum portion of sales of biodiesel and renewable diesel blended with petroleum-based diesel; as well as corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy, and other administrative costs, including management service expenses. Corporate and Other also includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting. In addition, Corporate and Other includes cash and other assets not associated with the reportable segments, including investments. Intersegment revenues are reported by the Services and Corporate and Other segments.

The following table represents the significant items by reportable segment:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net sales from continuing operations:
Bio-based Diesel	$783,877	$521,386	$1,284,138	$952,520
Services	19,408	26,486	36,760	46,019
Corporate and Other	33,678	22,496	74,187	66,832
Intersegment revenues	(20,743)	(26,463)	(39,122)	(48,509)
	$816,220	$543,905	$1,355,963	$1,016,862
Income (loss) from continuing operations before income taxes:
Bio-based Diesel	$96,073	$964	$144,324	$77,411
Services	(4,939)	(230)	(8,937)	(1,008)
Corporate and Other	(9,368)	(790)	(12,766)	(460)
	$81,766	$(56)	$122,621	$75,943
Depreciation and amortization expense, net:
Bio-based Diesel	$14,687	$11,392	$28,591	$23,430
Services	961	842	1,849	1,583
Corporate and Other	1,208	1,177	2,032	1,992
	$16,856	$13,411	$32,472	$27,005
Cash paid for purchases of property, plant and equipment:
Bio-based Diesel	$20,572	$16,139	$30,386	$22,934
Services	1,314	1,838	1,662	2,166
Corporate and Other	105	4,041	430	5,948
	$21,991	$22,018	$32,478	$31,048

	June 30, 2021	December 31, 2020
Goodwill:
Services	$16,080	$16,080

Assets:
Bio-based Diesel	$1,340,304	$1,101,179
Services	90,419	69,152
Corporate and Other	1,496,891	784,829
Intersegment eliminations	(511,697)	(493,762)
	$2,415,917	$1,461,398

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net revenues:
United States	$741,538	$463,102	$1,193,020	$849,041
International	74,682	80,803	162,943	167,821
	$816,220	$543,905	$1,355,963	$1,016,862

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$582,200	$565,657
International	28,262	29,139
	$610,462	$594,796

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
On March 2, 2021, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United Stated District Court for the Southern District of New York. On March 12, 2021, a putative class action lawsuit against the same defendants was filed in the United States District Court for the Central District of California. On June 24, 2021, the two cases were consolidated in the Southern District of New York under the caption In re Renewable Energy Group Securities Litigation, No. 21-cv-1832, and a consolidated amended complaint was filed on July 9, 2021.
The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 8, 2018 and February 25, 2021, the date on which the Company announced its restatement related to BTC. Plaintiffs allege that defendants made false and misleading statements about the Company’s business, financial results and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company denies any and all allegations of wrongdoing and intends to vigorously defend against the litigation.
On July 27, 2021, a stockholder derivative complaint was filed in the United States District Court for the District of Delaware based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company's behalf against current and former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets.
In addition, the Securities and Exchange Commission ("SEC") has requested information about the restatement, and the Company is cooperating with the SEC.
Given the relatively early stages of these matters, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result. The Company is also involved in various other legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
In October 2020, we announced that we plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together the planned expansion with an improvement project for the existing site. This joint project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The combined project is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the entire Geismar construction project, inclusive of the expansion as well as operational and logistics enhancements to the current plant, is estimated to be $950 million. We have received all required permits to proceed with construction and recently obtained funding to begin the project with a combination of cash on hand, marketable securities, borrowings under our credit facilities, and proceeds from our public offering of common stock that closed in March 2021 and our Green Bonds that closed on May 20, 2021, as discussed below, or from other sources. In addition, we have agreed upon a long-term marine terminal lease for terminal and logistics services. There can be no guarantee that we will be able to complete this project in a timely manner or increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.
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
On May 20, 2021, we completed the sale and issuance of $550.0 million aggregate principal amount of our 5.875% Green Bonds due 2028. We recorded $13.9 million in legal, professional and underwriting fees related to the issuance of the Green Bonds. We currently intend to use the net proceeds from this offering for capital expenditures related to the expansion of its Geismar, Louisiana biorefinery.
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
The table below reflects our gallons sold during the three and six months ended June 30, 2021 and 2020 (totals may not foot due to rounding):

		Gallons sold (millions)
		Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
REG-produced Bio-based Diesel:
	Biodiesel - U.S.	98.4	113.2	169.7	186.0
	Biodiesel - International	12.8	11.6	21.0	24.0
	Renewable diesel	15.4	20.4	28.2	37.6
		126.6	145.2	218.9	247.6
Third party Bio-based Diesel:
	Biodiesel	8.1	5.7	11.4	7.0
	Renewable diesel	11.5	9.4	26.0	17.9
		19.6	15.1	37.4	24.9

Petroleum-based diesel		17.0	22.8	41.0	50.4
Total		163.1	183.2	297.3	322.9
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
•purchases and resales of bio-based diesel, the renewable portion of sales of biodiesel and renewable diesel blended with petroleum-based diesel, RINs and LCFS credits (each as defined herein), and raw material feedstocks acquired from third parties; and

•incentives received from federal and state programs for renewable fuels.

The nameplate capacity listed above, which is based on original plant design, is distinguished from a facility's effective capacity, which represents the maximum average throughput that satisfies certain defined technical constraints.

We derive a small portion of our revenues from the sale of co-products of the bio-based diesel production process. For the three and six months ended June 30, 2021 and 2020, our revenues from the sale of co-products were less than 5% of our total Bio-based Diesel segment revenues. For the three and six months ended June 30, 2021 and 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 4% and 6% for the respective periods for 2021 and 4% and 7% for the same periods in 2020, of our total revenues.
In accordance with EPA regulations, we generate 1.5 to 1.7 RINs for each gallon of bio-based diesel we produce and sell in the United States. RINs are used to track compliance with RFS2, using the EPA moderated transaction system, or EMTS. RFS2 allows us to attach between zero and 2.5 RINs to any gallon of bio-based diesel we sell. When we attach RINs to a sale of bio-based diesel gallons, a portion of our selling price for a gallon of bio-based diesel is generally attributable to RFS2 compliance; but no cost is allocated to the RINs generated by our bio-based diesel production because RINs are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. In addition, RINs, once obtained through the production and sale of gallons of bio-based diesel, may be separated by the acquirer and sold separately. We regularly obtain RINs from third parties for resale, and the value of these RINs is reflected in “Prepaid expenses and other assets” on our Condensed Consolidated Balance Sheets. At each balance sheet date, this RIN inventory is valued at the lower of cost or net realizable value and any resulting adjustments are reflected in our cost of goods sold for the period. The cost of RINs obtained from third parties is determined using the average cost method. Because we do not allocate costs to RINs generated by our bio-based diesel production, fluctuations in the value of our RIN inventory represent fluctuations in the value of RINs we have obtained from third parties.
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at June 30, 2021 and December 31, 2020 according to OPIS:

	Quantity		OPIS Median Closing Price per RIN
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Bio-based diesel RINs	29,919,775	3,962,710	$1.66	$1.02
Advanced biofuels RINs	2,336,903	817,464	$1.66	$1.02
We generate Low Carbon Fuel Standard, or LCFS, credits for our low carbon fuels or blendstocks when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first six months of 2021, the value of LCFS credits decreased from $199 per credit on January 4, 2021 to $183 per credit on June 30, 2021.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at June 30, 2021 and December 31, 2020 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
California LCFS	17,070	2,618	$182.50	$199.00
Oregon LCFS	7,298	8,967	$126.00	$123.00
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
Corporate and Other Segment
Our Corporate and Other segment includes:
•trading activities related to petroleum-based heating oil and diesel fuel, including the petroleum portion of sales of biodiesel and renewable diesel blended with petroleum-based diesel;
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
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees. We established a COVID-19 Emergency Response Team ("ERT") to monitor the health of our employees and mitigate the infection risk of our employees. Based on input from the ERT, we have implemented several initiatives in response to the COVID-19 pandemic, such as remote workplace requirements for all office and administrative employees, social distancing protocols for our production employees and any visitors to our facilities, and additional paid time off for employees as needed in order to deal with health or family issues related to COVID-19. As more states, counties and schools have been re-opening and with the continued successful distribution of COVID-19 vaccines, we do not anticipate having to curtail or cease our operations due to COVID-19 in the foreseeable future.
Market demand for fuels was significantly impacted by COVID-19 in 2020, with significant signs of recovery in the first half of 2021. There continues to be more economic activity and loosening of restrictions as more of the U.S. population gets vaccinated. We are optimistic that the U.S. economy is rebounding from the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the duration and severity of the global pandemic evolves and variant strains of COVID-19 arise. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of the COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our lines of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not currently plan or anticipate any changes to our workforce due to COVID-19.
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
*Ethanol equivalent gallons (defined as 1 RIN per gallon based on the RIN production of ethanol, where biodiesel equates to 1.5 RINs per gallon and renewable diesel equates to 1.7 RINs per gallon)
As of the date of this report, the EPA has not issued the 2021 RVO for Total Advanced biofuels and it is uncertain when the EPA will issue the RVO and at what level the 2021 RVO will be.
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
Regulatory and legislative factors also influence the price of bio-based diesel. LCFS credits, established by the California Low Carbon Fuel Standard regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California and the Oregon Clean Fuel Program, have had an increasing impact on our bio-based diesel pricing in those states. In addition, bio-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our bio-based diesel pricing in the U.S. The following table shows for 2019, 2020 and the first six months of 2021 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.

At the beginning of 2021, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.48 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $2.49 per gallon at the end of June 2021. It reached a high of $3.07 per gallon of biodiesel in June 2021 and a low of $1.40 per gallon in January 2021. D4 RIN values trended higher throughout the first half of 2021, supported by D6 RIN values in which the D4 category can be used to satisfy an Obligated Party's D6 RIN obligation along with an increase in feedstock pricing relative to ULSD values as seen in the heating oil to soybean oil ("HOBO") spread. During 2020, RINs were negatively impacted by the overall decrease in demand for transportation fuels due to COVID-19, which translates into reduced volume obligations for Obligated Parties under the RFS. We enter into forward contracts to sell RINs and we use risk management position limits that are intended to manage RIN exposure.
During the full year 2020 and the first six months of 2021, feedstock expense accounted for 80% and 86%, respectively, of our production cost, while methanol and chemical catalysts expense accounted for 3% each in the full year 2020 and 3% and 2%, respectively, in the first six months of 2021 of our costs of goods sold.
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
During 2020 and the first six months of 2021, 65% and 76%, respectively, of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oils.
The recent increase in CME Soyoil Futures price has correlated with an increase in price for all of our feedstocks. This has increased the cost of producing bio-based diesel at our refineries.

The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified low carbon feedstock for the period January 2019 to June 2021. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective low carbon feedstock from the cost of producing one gallon of biodiesel made from soybean oil.
(1)Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of C.I. adjusted Gulf of Mexico yellow grease as reported by The Jacobson for the period of January 1, 2019 through June 30, 2019. The prices from July 1, 2019 through June 30, 2021 are based on the monthly average of the daily low sales price of Gulf of Mexico used cooking oil as reported by The Jacobsen (based on 8.5 pounds per gallon).
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
Our results of operations generally will benefit when the spread between bio-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2019 to June 2021.

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

During the first six months of 2021, the average NY Harbor ULSD price was $1.88 per gallon, up $0.63 from the fourth quarter of 2020 average of $1.25 per gallon. NY Harbor ULSD prices increased during the first six months of 2021, from a high of $2.16 per gallon in June 2021 to a low of $1.46 per gallon in January 2021. Improving demand stemming from the easing of lockdown measures in the United States and internationally supported the recover in energy prices. OPEC and other crude oil producers have remained disciplined in levels of crude oil production, allowing for stocks to remain within the 5-year range. Commodity prices have broadly rallied through the first half of the year as increasing interest rates and relatively higher levels of inflation have supported the broader commodity asset class.
The U.S. biodiesel price increased significantly during the first six months of 2021. The average U.S. biodiesel price, as indicated by the Chicago SME B100 price reported by OPIS, was $4.95 per gallon for the first six months of 2021. During the first half of 2021, B100 reached a high of $6.15 in June 2021 and a low of $3.72 in January 2021. Biodiesel prices increased primarily due to the continued rapid increase in RIN prices driven by the increase in soybean oil and other feedstock pricing during the first half of the year.
The average soybean oil price for the first half of 2021 was $0.56 per pound. Soybean oil prices ranged from a high of $0.72 per pound in June 2021 to a low of $0.42 per pound in January 2021. Soybean oil prices reached record price levels in June on firm levels of demand combined with a tightening soybean balance sheet and significant weather risk premiums in the market.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce bio-based diesel in 2020 and the first six months of 2021. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these low carbon feedstocks. The purchase prices for low carbon feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CBOT soybean oil and NYMEX NY Harbor ULSD. However, these products do not always experience the same price movements as low carbon feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to bio-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CBOT soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management gains of $13.0 million and $11.2 million from our derivative financial instrument activity for the three and six months ended June 30, 2021, respectively, compared to a loss of $4.8 million and a gain of $48.8 million for the three and six months ended June 30, 2020, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

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
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and its generation of more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2020 and in the six months ended June 30, 2021. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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

Period	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2018	4.34 billion RINs	4.29 billion RINs*	0.34 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	0.04 billion RINs
2020	5.28 billion RINs	5.04 billion RINs*	**
Q2 2021	2.53 billion RINs	**	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Bio-based diesel production and/or imports, as reported by EMTS, were 2.65 billion gallons for 2019. The amount of bio-based diesel produced and/or imported into the U.S. in 2020 was 2.88 billion gallons. In the first six months of 2021, according to EMTS data, 1.41 billion gallons of bio-based diesel were produced and/or imported into the U.S., compared to the equivalent 1.35 billion gallons over the same period in 2020.

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
Results of Operations
Three and six months ended June 30, 2021 and 2020
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Gallons sold	163.1	183.2	297.3	322.9

Average bio-based diesel price per gallon	$4.42	$2.68	$4.11	$2.85

Revenues from continuing operations	$816,220	$543,905	$1,355,963	$1,016,862
Cost of goods sold from continuing operations	692,707	521,350	1,158,649	888,746
Gross profit	123,513	22,555	197,314	128,116
Selling, general and administrative expenses	35,015	28,427	66,192	55,912
Gain on disposal of property, plant and equipment	(39)	(187)	(39)	(187)
Impairment of assets	916	—	1,738	—
Income (loss) from operations	87,621	(5,685)	129,423	72,391
Other income (expense), net	(5,855)	5,629	(6,802)	3,552
Income tax expense	(2,250)	(1,629)	(3,883)	(2,961)
Net income (loss)	$79,516	$(1,685)	$118,738	$72,982

Effect of participating share-based awards	729	—	1,475	1,500
Net income (loss) available to the Company's common stockholders	$78,787	$(1,685)	$117,263	$71,482
Results of Operations:
Revenues. In the three and six months ended June 30, 2021, our revenues increased by $272.3 million and $339.1 million, or 50% and 33%, compared to the respective periods in 2020. In the first half of 2021, ULSD prices averaged $1.88 per gallon compared to $1.26 per gallon in the same period in 2020. The significant increase in ULSD prices resulted from general market optimism and improving demand stemming from the easing of lockdown measures in the United States and internationally, particularly when compared to the second quarter of 2020 where prices were historically low due to the onset of the COVID-19 pandemic and strict lockdowns. RIN values trended higher throughout the first half of 2021 along with an increase in feedstock pricing relative to ULSD values as seen in the heating oil to soybean oil ("HOBO") spread. As a result of these factors, our average selling price increased $1.74 and $1.26, or 65% and 44%, respectively, in the three and six months ended June 30, 2021, compared to the same periods in 2020. The increase in our revenues was partially offset by a decrease of 20.1 million and 25.6 million, or 11% and 8%, in total gallons sold for the same period as a result of our focus on product mix and optimization of gallons sold.
Our average bio-based diesel sales price per gallon increased $1.74 and $1.26, or 65% and 44%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020, due primarily to continued price increases, including ULSD and RIN prices for delivered RINs. The increase in the average sales price contributed to a $318.8 million and $406.9 million increase in revenues for the three and six months ended June 30, 2021, respectively, when applied to the number of gallons sold in the comparable 2020 periods. The increase in RIN prices also positively affected separated RIN sales resulting in revenues of $40.4 million and $54.5 million, or an increase of 150% and 128%, respectively, for the three and six months ended June 30, 2021 compared to the same period in 2020. The decrease in gallons sold for the three and six months ended June 30, 2021 accounted for a revenue decrease of $88.8 million and $105.2 million, using the average selling price for bio-based diesel for the applicable periods. Also negatively affecting revenues was the decrease in government incentives revenue in the three and six months ended June 30, 2021, of $17.3 million and $23.5 million, caused by lower BTC revenues due to lower gallons sold.
Costs of goods sold. Our costs of goods sold increased $171.4 million and $269.9 million, or 33% and 30%, respectively, for the three and six months ended June 30, 2021, compared to the same periods in 2020. Costs of goods sold as a percentage of revenues were 85% for each of the three and six months ended June 30, 2021, and 96% and 87%, respectively, for the three and six months ended June 30, 2020. The increase in costs of goods sold was primarily driven by significantly higher feedstock costs in the quarter and the first half ended June 30, 2021 compared to same period in 2020, as described in detail below. The increase was partially offset by risk management gains of $13.0 million and $11.2 million, respectively, in the three and six months ended June 30, 2021 compared to a loss of $4.8 million and a gain of $48.8 million in the same period in 2020. The 2021 changes in risk management are a result of significant increases in soybean oil prices and were partially offset by a loss related to increasing ULSD prices throughout the current period. In 2020, energy prices dropped to a historically low level due to the COVID-19 pandemic resulting in risk management gains.
We experienced significantly higher costs across all of our feedstocks in the three and six months ended June 30, 2021. Average prices for low carbon feedstocks used in our production were $0.50 and $0.44, respectively, per pound for the three and six months ended June 30, 2021, as compared to $0.29 and $0.28, respectively, per pound for the three and six months ended June 30, 2020. Average soybean oil costs were $0.63 and $0.53, respectively, per pound for the three and six months ended June 30, 2021, as compared to $0.29 and $0.30, respectively, per pound for the three and six months ended June 30, 2020. Average canola oil costs were $0.63 and $0.55, respectively, per pound for the three and six months ended June 30, 2021, as compared to $0.29 and $0.31, respectively, per pound for the three and six months ended June 30, 2020. Average distillers corn oil costs were $0.51 and $0.44, respectively, per pound for the three and six months ended June 30, 2021, as compared to $0.28 and $0.27, respectively, per pound for the three and six months ended June 30, 2020.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $35.0 million and $66.2 million, respectively, for the three and six months ended June 30, 2021, or 4% and 5%, respectively, of total revenue for the periods, and $28.4 million and $55.9 million, respectively, or 5% for both periods, of total revenue, compared to the same periods in 2020. The increases of $6.6 million and $10.3 million, or 23% and 18%, respectively, resulted primarily from higher employee related compensation and benefits.
Impairment of assets. During the three and six months ended June 30, 2021, we recorded impairment charges of $0.9 million and $1.7 million related to certain equipment and intangible assets deemed not recoverable given the assets' economic obsolescence. During the same periods of 2020, we did not record any impairment charges.
Other income (expense), net. Other expense was $5.9 million and $6.8 million, respectively for the three and six months ended June 30, 2021, compared to other income of $5.6 million and $3.6 million, respectively, for the same periods in 2020. Other income (expense) is primarily comprised of gain (loss) on debt extinguishment, interest expense, interest income and other non-operating items. The change in other expense, net between the two periods was mainly due to no gain on lease termination for the three and six months of 2021 compared to the gain of $4.5 million on lease termination in the comparable periods in 2020. The increase in expense was also due to the loss on debt extinguishment in the three and six months ended June 30, 2021 of $2.5 million and $4.4 million, respectively, compared to gains on debt extinguishment of $0.6 million and $1.8 million, for the same periods in 2020, respectively. We also had higher interest expense for the three and six months ended June 30, 2021 of $4.3 million and $5.4 million, respectively, due to the issuance of our Green Bonds, compared to interest expense of $1.7 million and $4.6 million for the same respective periods in 2020.
Income tax expense. We recognized an income tax expense of $2.3 million and $3.9 million, respectively, for the three and six months ended June 30, 2021, as compared to an income tax expense of $1.6 million and $3.0 million, respectively, for the same periods in 2020. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2021 compared to none and $1.5 million, respectively, for the same periods in 2020.

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

(In thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net income (loss)	$79,516	$(1,685)	$118,738	$72,982
Adjustments:
Income tax expense	2,250	1,630	3,883	2,961
Interest expense	4,271	1,664	5,388	4,610
Depreciation	11,088	9,103	22,003	18,037
Amortization of intangible and other assets	918	318	1,590	671
EBITDA	$98,043	$11,030	$151,602	$99,261
Gain on sale of assets	(39)	(187)	(39)	(187)
(Gain) loss on debt extinguishment	2,527	(619)	4,449	(1,791)
Gain on lease termination	—	(4,459)	—	(4,459)
Interest income	(1,184)	(550)	(2,496)	(550)
Other income, net	241	(1,665)	(539)	(1,362)
Impairment of assets	916	—	1,738	—
Executive severance	663	—	663	—
Stock compensation	1,962	2,611	3,806	3,978
Adjusted EBITDA	$103,129	$6,161	$159,184	$94,890

Adjusted EBITDA is a supplemental performance measure that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity or profitability. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:

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
On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount of our Green Bonds due 2028. The Company recorded $13,901 in legal, professional and underwriting fees related to the issuance of the Green Bonds. The Company currently intends to use the net proceeds from the Green Bonds for capital expenditures related to the expansion of its Geismar, Louisiana biorefinery.
Sources of liquidity. At June 30, 2021, the total of our cash and cash equivalents and marketable securities was $1,060.8 million, compared to $354.0 million at December 31, 2020. At June 30, 2021, we had total assets of $2,415.9 million, compared to $1,461.4 million at December 31, 2020. At June 30, 2021, we had term debt before debt issuance costs of $550.0 million, compared to term debt of $67.0 million at December 31, 2020. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of June 30, 2021.
Our term debt (in thousands) is as follows:

	June 30, 2021	December 31, 2020
5.875% Senior Secured Green Bonds, due 2028	$550,000	$—
4.00% Convertible Senior Notes	—	47,057
REG Capital term loan	—	6,665
REG Ralston term loan	—	13,241
Other	6	14
Total term debt before debt issuance costs	$550,006	$66,977

A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020.
2036 Convertible Senior Notes
In April 12, 2021, the Company issued a notice of redemption to redeem all outstanding 2036 Convertible Senior Notes on June 15, 2021 at a redemption price equal to 100% of the principal amount of the notes redeemed. Because the redemption date is the interest payment date relating to the regular record date of June 1, 2021, the holders of the notes on June 1, 2021 were entitled to receive, on the redemption date, the unpaid interest that had accrued on such note. By June 11, 2021, the Company had received notices of conversion from all bondholders on the remaining 2036 Convertible Senior Notes and as of June 15, 2021, all outstanding 2036 Convertible Senior Notes were fully redeemed and all obligations thereto were satisfied and discharged. The Company elected to settle all conversions of each $1,000 principal amount of such notes being converted, with $1,000 in cash and any conversion value in excess of that amount in shares of the Company's common stock.
During the three and six months ended June 30, 2021, we received notices of conversions related to the 2036 Convertible Senior Note in total principal amounts of $32.5 million and $59.6 million, respectively. We elected to settle the respective principal balances of $32.5 million and $59.6 million in cash and settle the conversion premium by issuing 2,488,427 and 4,684,263 shares of common stock from treasury stock, respectively.
During the three and six months ended June 30, 2020, we used $31.9 million and $57.8 million to repurchase $14.0 million and $25.0 million principal amount of the 2036 Convertible Senior Notes, respectively.

In addition, we had revolving debt (in thousands) as follows:

	June 30, 2021	December 31, 2020
Amount outstanding under lines of credit	$—	$—
Maximum available to be borrowed under lines of credit	$149,666	$149,666
While the maximum commitment under the M&L and Services Revolver is $150.0 million, availability under that facility is subject to a borrowing base and if excess availability under that facility is less than 10% of the maximum commitment, or $15.0 million, the subsidiary borrowers of that facility are then required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2020 and June 30, 2021, the subsidiary borrowers would not have been able to satisfy that fixed charge coverage ratio if availability was less than 10% of the maximum commitment or usage of the facility was more than $135.0 million on such dates.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months June 30,
	2021	2020
Cash provided by (used in) operating activities	$(62,479)	$461,832
Cash used in investing activities	(218,177)	(210,337)
Cash provided by financing activities	804,415	(153,979)
Net change in cash, cash equivalents and restricted cash	523,759	97,516

Cash, cash equivalents and restricted cash end of period	$611,754	$150,950
In the first six months of 2021, we used $62.5 million of cash in operations, compared to cash generated from operations of $461.8 million in the first six months of 2020. The increase in cash used was largely driven by a decrease in collection of receivables of $633.7 million due to the partial collection of the 2019 and 2018 BTC in 2020, combined with an increase in inventory build in the first six months of 2021 of $155.1 million compared to inventory build in the first six months of 2020 of $1.3 million. These increases in cash used in operations were partially offset by a decrease in outstanding accounts payable for the first six months of 2021 compared to the same period of 2020 of $193.4 million and an increase in net income ($118.7 million for the six months ended June 30, 2021 as compared to a net income of $73.0 million for the six months ended June 30, 2020). The increase in the net income for the six months ended June 30, 2021 was primarily due to stronger margins and higher RIN prices.
We used $218.2 million of cash in investing activity in the first six months of 2021, compared to $210.3 million of cash used in investing activities in the first six months of 2020. The increase in cash used by investing activities was primarily due to net investments of $184.2 million in high quality marketable securities, compared to net investments of $179.5 million in marketable securities in 2020. In addition, we used $32.5 million of cash for property, plant and equipment purchases and plant upgrades in 2021 compared to purchases of property, plant, and equipment of $31.0 million in 2020.
Cash flows provided by financing activities for the six months ended June 30, 2021 was $804.4 million compared to cash used in financing activities of $154.0 million for the six months ended June 30, 2020. The $958.4 million increase was primarily due to the net proceeds of $536.1 million from the Green Bonds issuance in May 2021 and of $365.3 million from the equity offering in March 2021. There were no net borrowings on the revolving line of credit in the first six months of 2021 compared to a net repayments of $77.0 million in the same period in 2020.
Capital expenditures. During the six months ended June 30, 2021, our capital expenditures were $32.5 million involving various plant optimization projects. During 2020, our total capital expenditures were $63.6 million involving various projects, the majority of which were at the Emden (Germany), Seneca, and Geismar facilities. In line with our allocation framework, our capital expenditure budget for 2021 included roughly $20.0 million for safety, reliability and asset integrity, roughly $30.0 million for high return/rapid payback projects, and $30.0 million for engineering for the Geismar expansion and other future growth projects, but did not include large capital projects such as Geismar construction. In addition to our 2021 capital expenditure budget, we expect to spend an additional approximately $100.0 million in capital related to the Geismar improvement project by the end of 2021. This includes financial outlays for spend on long lead time items for the project.

In October 2020, we announced that we plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together the planned expansion with an improvement project for the existing site. This joint project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The combined project is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the entire Geismar construction project, inclusive of the expansion as well as operational and logistics enhancements to the current plant, is estimated to be $950 million. We have received all required permits to proceed with construction and recently obtained funding to begin the project with a combination of cash on hand, marketable securities, borrowings under our credit facilities, and proceeds from our public offering of common stock that closed in March 2021 and our Green Bonds that closed in May 2021, as discussed below, or from other sources. In addition, we have agreed upon a long-term marine terminal lease for terminal and logistics services. There can be no guarantee that we will be able to increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The expansion is subject to a number of conditions and risks.
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
Commodity Price Risk
Over the period from January 2019 through June 30, 2021, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.24 per gallon reported in March 2021 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.63 per gallon during this period. Over the period January 2019 to June 30, 2021, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.72 per pound, or $5.41 per gallon of biodiesel, in June 2021, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.35 per pound, or $2.65 per gallon. Over the period from January 2019 through June 30, 2021, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.57 per pound in June 2021 to a low of $0.18 per pound in July 2020, with sales prices averaging $0.28 per pound during this period. Over the period from January 2019 through June 30, 2021, RIN prices (based on prices from OPIS) have ranged from a high of $2.05 in June 2021 to a low of $0.32 in May 2019, with sales prices averaging $0.73 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, low carbon feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first six months of 2021. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our low carbon feedstock and soybean oil requirements and bio-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First six months of 2021 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Bio-based Diesel	297.3	gallons	10%	$(122.2)	61.9%
Total Low Carbon Feedstocks	1,410.0	pounds	10%	$(62.0)	31.4%
Total Canola Oil	262.0	pounds	10%	$(14.4)	7.3%
Total Soy Oil	175.8	pounds	10%	$(9.3)	4.7%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and bio-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CBOT Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $18.4 million at June 30, 2021. A 10% adverse change in the price of CBOT Soybean Oil would have had a negative effect on the fair value of these instruments of $20.1 million at June 30, 2021. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at June 30, 2021.
Interest Rate Risk
We have minimal exposure to interest rate risk and as such any material changes in interest rates would not have a material effect on our financial position.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act as of the end of the period covered by this report, June 30, 2021. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2020, management concluded that there was a material weakness in internal control over financial reporting related to effective preventive and review controls over the purchase and use of the petroleum diesel gallons when blending with biodiesel. This resulted in an overstatement of bio-based diesel government incentive revenue and an understatement of interest expense for the quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 as well as the years ended December 31, 2019 and 2018 and a corresponding understatement of accounts payable and accrued expenses and other liabilities as of September 30, 2020, June 30, 2020, and March 31, 2020, and December 31, 2019 and 2018. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Since identifying the material weakness and during the six months ended June 30, 2021, management took the following steps to address the underlying causes of the material weakness and remediate the material weakness:

◦ For the Seneca facility:
▪ Limiting the loading to modes where the existing system is known to be functional, until the system is redesigned to work in all operating modes; and
▪ Implemented a control system calculation and readout tool that enables the loading operator to validate that the proper number of petroleum diesel gallons were added to each load;
◦ Then, to further reinforce our system-wide controls:
▪ Performing weekly procedures at each biodiesel facility to validate that the amount of petroleum diesel used matches the amount of petroleum diesel required to be blended;
▪ Performing monthly physical inventory procedures to ensure petroleum inventory levels reflected in the accounting system are within expected tolerances; and
▪ Performing monthly reconciliations of petroleum inventory usage prior to filing for BTC to re-confirm that the required volume of petroleum diesel has been blended.

Management has been testing the Company’s enhanced controls to determine whether they operate effectively over time. From this testing, management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. Management will continue its evaluation of these controls through the end of the fiscal year, at which time our internal controls will be evaluated by Deloitte & Touche LLP in connection with its audit of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended June 30, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On March 2, 2021, a putative class action lawsuit was filed against the Company and certain of its current and former executive officers in the United Stated District Court for the Southern District of New York. On March 12, 2021, a putative class action lawsuit against the same defendants was filed in the United States District Court for the Central District of California. On June 24, 2021, the two cases were consolidated in the Southern District of New York under the caption In re Renewable Energy Group Securities Litigation, No. 21-cv-1832, and a consolidated amended complaint was filed on July 9, 2021.
The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 8, 2018 and February 25, 2021, the date on which the Company announced its restatement related to BTC. Plaintiffs allege that defendants made false and misleading statements about the Company’s business, financial results and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company denies any and all allegations of wrongdoing and intends to vigorously defend against the litigation.
On July 27, 2021, a stockholder derivative complaint was filed in the United States District Court for the District of Delaware based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company's behalf against current and former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets.

In addition, the Securities and Exchange Commission ("SEC") has requested information about the restatement, and the Company is cooperating with the SEC.
Given the relatively early stages of these matters, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result.

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

▪The Renewable Fuel Standard Program, a federal law requiring the consumption of qualifying biofuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.
▪Loss of or reductions in federal and state government tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
▪We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California's Low Carbon Fuel Standard, or LCFS; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
▪We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
▪The COVID-19 pandemic may adversely impact our business.
▪We derive a substantial portion of our profitability from the production of renewable diesel at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
▪Our planned capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, which could have a negative effect on revenues and operations.
▪Increased industry-wide production of biodiesel due to potential utilization of existing excess production capacity, announced renewable diesel plant expansions and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm our revenues and operations.
▪Our gross margins are dependent on the spread between biomass-based diesel prices and feedstock costs, each of which are volatile and can cause our results of operations to fluctuate substantially.
▪Our debt agreements impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.
▪Risk management transactions could significantly increase our operating costs and may not be effective.
▪One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
▪Our facilities and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities.
▪In addition to biodiesel and renewable diesel, we store and transport petroleum-based motor fuels. The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
▪Our insurance may not protect us against our business and operating risks.
▪We operate in a highly competitive industry and expect that competition in our industry will increase.
▪We are dependent upon one supplier to provide hydrogen necessary to execute our renewable diesel production process and the loss of this supplier could disrupt our production process.
▪Technological advances and changes in production methods in the biomass-based diesel industry could render our plants obsolete and adversely affect our ability to compete.
▪Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.

▪Increases in transportation costs or disruptions in transportation services could have a material adverse effect on our business.
▪We are dependent upon our key management personnel and other personnel, and the loss of these personnel could adversely affect our business and results of operations.
▪We may encounter difficulties in integrating the businesses we acquire, including our international businesses where we have limited operating history.
▪We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operating of our facilities may harm our operating performance.
▪Growth in the use, sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.
▪Our business is subject to seasonal changes based on regulatory factors and weather conditions and this seasonality could cause our revenues and operating results to fluctuate.
▪Failure to comply with governmental regulations, including EPA requirements relating to RFS2 or new laws designed to deal with climate change, could result in the imposition of higher costs, penalties, fines, or restrictions on our operations and remedial liabilities.
▪Renewable diesel fuel is superior to biodiesel in certain respects and if renewable diesel production capacity increases to a sufficient extent, it could largely supplant biodiesel; we may not be successful in expanding our renewable diesel production capacity.
▪Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.
▪Our existing and future indebtedness, which subjects us to potential defaults, could adversely affect our cash flows, ability to raise additional capital to fund our operations and repay our debt, and limit our ability to react to changes in the economy or the bio-based diesel industry.
▪We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.
▪Certain provisions in the Indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
▪If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.
▪We are a holding company and there are limitations on our ability to receive dividends and distributions from our subsidiaries.
▪The market price for our common stock may be volatile.
▪We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.
▪We may issue additional common stock as consideration for future investments or acquisitions.
▪If we fail to maintain effective internal control over our financial reporting and financial forecasting, we may not be able to report our financial results accurately, provide accurate financial guidance or prevent fraud, and if we fail to maintain effective internal governance and conduct policies, such as our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy, or if our employees fail to adhere to such policies, we may be unable to maintain a proper control environment. If any of these failures occur, our business could be harmed, our stockholders could lose confidence in our financial reporting and financial guidance or our business integrity and we could suffer negative media attention, which could negatively impact the value of our stock.
▪Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of July 15, 2021, according to the EPA's website:

	2020	2019	2018	2017	2016	2015
Petitions received	18	32	44	37	29	28
Petitions granted	—	—	31	35	19	7
Petitions denied or withdrawn	—	1	10	1	8	19
Petitions pending	18	31	3	1	2	2
Estimated volume of fuel exempted (million gallons)	—	—	14,420	17,050	7,840	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	—	342	404	157	49
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	—%	7.9%	9.5%	4.4%	1.7%

Subsequent to the EPA's December 2019 ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process the EPA had been using to grant SREs. This ruling was overturned in June 2021 by the U.S. Supreme Court. This ruling invalidated the requirement to have a continuous trend of applications for SREs. The EPA could change their procedures to permit more SREs and that has the potential to cause further harm to RIN values.
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
State Tax Incentives
Several states have enacted tax incentives for the use of biodiesel. For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of greater than 10% biodiesel that is set to expire at the end of 2022. In Iowa, for 2018 through 2025, retailers earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for 11% and above blends. Iowa also has a bio-based diesel production incentive that provides $0.02 per gallon of production capped at the first 25 million gallons per production plant. The biodiesel and renewable diesel ("RD") portion of fuel blends are exempt from Texas state excise tax, which results in a $0.20 per gallon incentive. Minnesota law requires a 5% biodiesel blend except during the summer months when a 20% biodiesel blend is required. State budget or other considerations could cause the modification or elimination of tax incentive programs. The curtailment or elimination of such incentives could materially and adversely affect our revenues and profitability.

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s LCFS; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $218.9 million in the first six months of 2021. The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first six months of 2021, LCFS credit prices ranged from a high of $201 per credit in January to a low of $172 per credit in April. If the value of LCFS credits were to materially decrease as a result of over-supply or a lack of demand, our revenues and profits would be seriously harmed. Furthermore, if we experienced reduced demand for our fuels or LCFS credits in California, either as a result of oversupply, competitive pressure, lack of market liquidity, or regulatory change, our revenues and profits would be seriously harmed. In addition, if the fuel we produced is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits would be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $239.3 million in the first six months of 2021. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce GHG emissions associated with such fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of bio-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of the COVID-19 pandemic, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

The COVID-19 pandemic may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy. While we did not incur significant, unmanageable operational or financial disruptions during the year ended December 31, 2020 or the first six months of 2021 from the COVID-19 pandemic and its variants and measures to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.
The extent of the impact of the COVID-19 pandemic and its variants on our business, including our planned capacity expansion at our Geismar, Louisiana facility, is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We derive a substantial portion of our profitability from the production of RD at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
RD carries a premium price compared to biodiesel as a result of a variety of factors including its ability to be blended with petroleum diesel, better cold weather performance, and generation of more RINs on a per gallon basis. We estimate that our RD production in Geismar, Louisiana generated a significant portion of our net income from continuing operations and our non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, ("EBITDA") for the first six months of 2021 and 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to any reason, it would have a disproportionately significant and material adverse impact on our operations and financial conditions.

Our planned capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, which could have a negative effect on revenues and operations.
In October 2020, we announced a plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together the planned expansion with an improvement project for the existing site. This joint project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The combined project is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the entire Geismar construction project, inclusive of the expansion as well as operational and logistics enhancements to the current plant, is estimated to be $950 million. We have received all required permits to proceed with construction and recently obtained funding to begin the project with a combination of cash on hand, marketable securities, borrowings under our credit facilities, and proceeds from our public offering of common stock that closed in March 2021 and our Green Bonds that closed in May 2021, as discussed below, or from other sources. In addition, we have agreed upon a long-term marine terminal lease for terminal and logistics services. There is no guarantee that the project will be completed timely or within budget. If there are cost overruns or construction delays, or if we are not able to obtain the governmental permits and third party easements required or necessary to initiate or complete the project, there could be a negative effect on our revenues and operations.

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
Several leading bio-based diesel companies have announced their intention to expand production of RD for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of RD, is expanding its 275 mmgy capacity by 400 mmgy as well as constructing an additional 470 mmgy biorefinery in Texas. Neste, the largest global producer of RD, is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast. Traditional petroleum refiners are also entering the RD market with CVR, Holly Frontier, Marathon Petroleum and Philips 66 converting of existing refineries to RD production facilities.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices increased throughout the first six months of 2021 as a result of slow economic recover from the pandemic and continued increases in commodity prices, ranging from a high of $2.16 per gallon to a low of $1.46 per gallon.
In addition, an element of the price of bio-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the bio-based diesel category, as reported by the OPIS, have been sharply trending higher in the first six months of 2021, ranging from $0.94 to $2.05 per RIN, while in 2020, RIN prices were highly volatile ranging from $0.37 to $1.03 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our bio-based diesel.
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
Historically, the spread between bio-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $0.97 in 2019, $1.12 in 2020 and $1.35 in the first six months of 2021, assuming eight pounds of choice white grease yields one gallon of bio-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.59 in 2019, $0.70 in 2020 and $0.77 in the first six months of 2021, assuming 7.5 pounds of soybean oil yields one gallon of bio-based diesel. For 2019, 2020 and the first quarter of 2021, approximately 71%, 65% and 76%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 29%, 35% and 24%, respectively, was virgin vegetable oils. When the spread between bio-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $13.0 million and $11.2 million from our derivative financial instrument trading activity for the three and six months ended June 30, 2021, respectively, compared to a risk management loss of $4.8 million and a gain of $48.8 million for the three and six months ended June 30, 2020, respectively. At June 30, 2021, the net notional volumes of NY Harbor ULSD, CBOT Soybean Oil and NYMEX Natural Gas covered under our open risk management contracts were approximately 86 million gallons, 317 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $18.4 million on the fair value of these instruments at June 30, 2021. A 10% positive change in the price of CBOT Soybean Oil would have had a positive effect of $20.1 million on the fair value of these instruments at June 30, 2021. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 15%, 19% and 17% of our total biodiesel gallons sold in each of the first six months of 2021, and the full year periods for 2020 and 2019, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of bio-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
In addition, petroleum refiners across the globe are increasingly entering into the bio-based diesel or advanced biofuels business, and many petroleum refiners are converting their existing plants to produce biofuels. Such petroleum refiners include Neste Corporation with renewable diesel production in both Asia and Europe, and Valero Energy Corporation through its Diamond Green Diesel joint venture in the United States. In addition, petroleum refiners such as British Petroleum, Eni SPA, Holly Frontier, Philips 66, Marathon Petroleum, Repsol, Saras SRS, Shell, Sinclair, and Total SE, have announced that they have begun or have plans to begin producing renewable diesel at a new facility or at a current refinery and/or co-processing bio-based diesel or advanced biofuels at certain of their refineries. All of these existing competitors and potential competitors may have greater financial resources than we do and may be able to produce bio-based diesel at a lower cost or be more resilient due to their integrated operations, greater refining capacity and greater financial resources.
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
Our business depends on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors. Prices per Platts Group 3 (Midwest) decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased through mid-November and then increased more rapidly ending the year at $1.46. In the first six months of 2021, the price of diesel continued to climb from $1.46 at the start of the year to $2.12 at June 30, 2021.
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

Effective August 1, 2021, under California's Alternative Diesel Fuel regulation, existing additives used to mitigate biodiesel NOX emissions above B5 will no longer be available. This change may negatively impact demand for biodiesel in California and reduce our revenue and profit.
In addition, there may also be other requirements of fleet and retail fueling station owners to reduce nitrogen oxide emissions. The requirements relate to the type of vehicle and age of the vehicle. These requirements could result in additional costs for the operators and therefore may make the use of biodiesel less attractive, which could negatively impact our ability to sell biodiesel in such states and therefore have an adverse effect on our revenues and profitability.

RISKS RELATED TO OUR INDEBTEDNESS

Our existing and future indebtedness, which subjects us to potential defaults, could adversely affect our cash flows, ability to raise additional capital to fund our operations and repay our debt, and limit our ability to react to changes in the economy or the bio-based diesel industry.

At June 30, 2021 our total term debt before debt issuance costs was $550.0 million. This includes $550.0 million aggregate carrying value on our $550.0 million face amount, 5.875% senior secured Green Bonds due June 2028, which we refer to as the “Green Bonds”. At June 30, 2021, we had $149.7 million of unused revolving commitments under our lines of credit, subject to borrowing base limitations.

Our indebtedness could:
◦make it difficult for us to satisfy our obligations under the Green Bonds, the M&L and Services Revolver and any other future indebtedness and contractual and commercial commitments;
◦require us to dedicate a substantial portion of our cash flow from operations to payments of principal, interest on, and other fees related to such indebtedness, thereby reducing the availability of our cash flow to fund working capital and capital expenditures, and for other general corporate purposes;
◦limit our ability to borrow, or increase our cost of borrowing, additional funds;
◦prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under each of the agreement governing the M&L and Services Revolver and the Indenture, dated as of May 20, 2021, pursuant to which the Green Bonds were issued (the “Indenture”) and;
◦increase our vulnerability to general adverse economic and bio-based diesel industry conditions, including interest rate fluctuations, because a portion of our revolving credit facilities are and will continue to be at variable interest rates, and
◦limit our flexibility in planning for, or reacting to, changes in our business and the bio-based diesel industry, which may place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future financial performance, which is subject to several factors including economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our indebtedness or any future indebtedness we may incur as well as our ability to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our existing or future indebtedness will depend on the conditions in the capital markets and our financial condition prior to maturity of the indebtedness.

Our debt agreements impose significant operating and financial restrictions on our subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreement governing our M&L and Services Revolver and the Indenture impose significant operating and financial restrictions on certain of our subsidiaries. These restrictions limit certain of our subsidiaries’ ability, among other things, to:
•incur additional indebtedness or issue certain disqualified stock and preferred stock;
•place restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;
•grant certain additional liens on our assets or permit them to exist;
•enter into agreements limiting subsidiary distributions;
•redeem or repurchase equity securities;
•make certain investments, including acquisitions of substantially all or a portion of another entity’s business assets;
•engage in transactions with affiliates;
•sell certain assets or merge with or into other companies;

•guarantee indebtedness; and
•create liens.

Subject to the terms of the intercreditor agreement entered into in connection with the issuance of the Green Bonds, when (and for as long as) the availability under the M&L and Services Revolver is less than a specified amount for a certain period of time, funds deposited into certain deposit accounts used for collections will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the M&L and Services Revolver.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants, including on us and/or our subsidiaries that are not obligors under the M&L and Services Revolver. There is no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

There are limitations on our ability to utilize the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount that we may borrow under the M&L and Services Revolver is $150.0 million. In addition, the commitments of the lenders under the M&L and Services Revolver further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would be triggered if excess availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $15 million. At June 30, 2021, the M&L and Services Revolver had approximately $134.7 million of unused revolving commitments, after effect of borrowing base limitations. However, it is possible that excess availability under the M&L and Services Revolver could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0 to 1.0 for the preceding twelve month period.

As of June 30, 2021, the fixed charge coverage ratio for the M&L and Services Revolver was approximately 0.665, which was less than the minimum amount required for compliance with this ratio. However, as noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.
We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. At June 30, 2021, we had $149.7 million of unused revolving commitments under the M&L and Services Revolver, subject to borrowing base limitations. We currently expect to fund the estimated $950 million of capital expenditures in connection with the expansion of our Geismar, Louisiana facility with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt (including the equity offering completed in March 2021 and the offering of the Green Bonds) or from other sources. If we are unable to complete the expansion within the estimated budget, we will require additional funds to do so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Additionally, debt financing arrangements may also be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long term permanent financing or additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.
Certain provisions in the Indenture could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Indenture and the Green Bonds could make it more difficult or more expensive for a third party to acquire us. If a takeover triggers a “Change of Control” as defined under the Indenture, each holder of the Green Bonds will have the right to require us to repurchase their Green Bonds in cash, at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but not including the date or repurchase, which could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests under the M&L and Services Revolver, may be affected by events beyond our control. As a result, we cannot assure that we will be able to comply with these restrictions and covenants or meet such financial ratios and tests. Specifically, a change of control under M&L and Services Revolver could result in an event of default.

In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend our debt agreements or obtain needed waivers on satisfactory terms.

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

If we fail to maintain effective internal control over our financial reporting and financial forecasting, we may not be able to report our financial results accurately, provide accurate financial guidance or prevent fraud, and if we fail to maintain effective internal governance and conduct policies, such as our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy, or if our employees fail to adhere to such policies, we may be unable to maintain a proper control environment. If any of these failures occur, our business could be harmed, our stockholders could lose confidence in our financial reporting and financial guidance or our business integrity and we could suffer negative media attention, which could negatively impact the value of our stock.
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

As a result of the matters discussed in the explanatory note to the Form 10-K/A filed by us on February 25, 2021, we concluded that our previously issued audited consolidated financial statements for fiscal years ended December 31, 2019 and 2018, each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during such years, and related disclosures, as well as our unaudited condensed consolidated financial statements and related disclosures for the quarterly periods ended March 31, June 30 and September 30, 2020, should be restated. Two class action lawsuits were filed against us and certain of our current and former executive officers following the restatements. As a result of these restatements and the errors that resulted in these restatements, we are subject to additional risks and uncertainties, including potential additional litigation and loss of investor confidence.
On July 27, 2021, a stockholder derivative complaint was filed in the United States District Court for the District of Delaware based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company's behalf against current and former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets.
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

We have undertaken remediation efforts designed to address the material weakness. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and ability to complete acquisitions could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to penalties; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.
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
It is also necessary for our employees, and in particular our senior officers, to adhere to all of our internal governance and conduct policies, including our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Trading by Insiders Policy. Failure to adhere to our policies could result in negative media attention or otherwise harm our reputation and cause stockholders to lose confidence in our business integrity or management. For example, in connection with an internal investigation into the series of events that led to our June 23, 2020 announcement of a revised outlook for the second quarter of 2020, we uncovered certain violations of our policies by senior officers, which resulted in disciplinary actions and remediations for the officers involved. The investigation also prompted a review of all of our internal policies and codes of ethics, which is resulting in a number of revisions intended to further strengthen them and their associated assurance processes. Any failure to maintain these policies or failure by our employees, and in particular our senior officers, to adhere to these policies could still result in harm to our reputation and could negatively impact the value of our stock.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:
On August 3, 2021, REG Geismar LLC (“REG Geismar”), a Delaware limited liability company and an indirect subsidiary of the Company, entered into an Agreement of General Conditions (the “Geismar Storage Agreement”) with IMTT-Geismar (“IMTT”), a Delaware general partnership. Pursuant to the Geismar Storage Agreement, IMTT will provide certain bulk liquid storage, handling, dock usage and other transshipment services to REG Geismar at IMTT’s bulk liquid storage facility (the “IMTT Facility”) in Geismar, Louisiana (“Geismar”) for certain of REG Geismar’s feedstock and finished products. IMTT has also agreed to permit, construct and own new bulk liquid storage tanks and associated infrastructure (such as common piping, dedicated piping, pumps, process equipment and instrumentation) to provide such services, including two rundown pipelines from the IMTT Facility to a pipeline connection point designated by REG Geismar to enable connectivity to REG Geismar’s biodiesel refinery located in Geismar. The Geismar Storage Agreement has a fifteen-year term, which will commence when certain necessary infrastructure and lines at the IMTT Facility are completed and ready to be placed into service by IMTT, and which is currently estimated to commence twenty-four months from the date of the agreement’s execution, but no sooner than August 1, 2023. The Geismar Storage Agreement shall automatically renew for subsequent renewal terms of ten years unless prior written notice is provided by one party to the other not less than three years prior to the end of the then-current term.
We currently estimate an annual cost of approximately $22 million under the Geismar Storage Agreement, which does not include additional charges, including but not limited to charges related to cleaning, maintenance, repair and other services provided by IMTT. The Company provided an unconditional and irrevocable guaranty of REG Geismar’s performance and payment under the Geismar Storage Agreement.
We expect to classify the Geismar Storage Agreement as a finance lease obligation in our financial statements. The foregoing description is not complete and is qualified in its entirety by reference to the Geismar Storage Agreement, a copy of which will be filed with the Securities and Exchange Commission on the Company's next Quarterly Report on Form 10-Q.

The following disclosure would have otherwise been filed on Form 8-K under the heading "Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant":
The description set forth under Item 1.01 is incorporated by reference herein in its entirety.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
4.1
Indenture, dated as of May 20,2021, by and among the Company, the Guarantors (as defined therein) and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 21, 2021).

4.2	Form of 5.875% Senior Notes due 2028 (incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 21, 2021).
10.1
Consent and Amendment No. 16 to Credit Agreement, dated May 20, 2021, by and between REG Services Group, LLC, REG Marketing & Logistics, LLC, the lenders party thereto, and Wells Fargo Capital Finance, LLC.

10.2	Offer Letter by and between the Company and Richard Craig Bealmear, effective April 19, 2021.
10.3	Separation Agreement by and between the Company and Brad Albin, effective May 31, 2021.
10.4	Good Leaver Program, effective April 26, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RENEWABLE ENERGY GROUP, INC.

Dated:	August 5, 2021	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2021	By:	/s/ R. Craig Bealmear
R. Craig Bealmear
Chief Financial Officer (Principal Financial Officer)

Dated:	August 5, 2021	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer & Controller (Principal Accounting Officer)