Form 10-Q
period 2021-09-30
Renewable Energy Group, Inc.
filed 2021-11-04
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

As of October 31, 2021, the registrant had 50,270,502 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings and the proposed capacity expansion of our Geismar, Louisiana renewable diesel biorefinery;
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
•operating risks and the impact of disruptions to our business including, but not limited to, closures at our plant located in Geismar, Louisiana and the COVID-19 pandemic, including any potential resurgence of COVID-19 such as from the more transmissible Delta and Lambda variant strains; and
•assumptions underlying or relating to any of the foregoing.
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

Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission after the date hereof.
4

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$585,575	$84,441
Marketable securities	307,894	149,521
Accounts receivable (net of allowance for doubtful accounts of $1,768 and $1,631, respectively)	196,903	143,475
Inventories	374,106	209,361
Prepaid expenses and other assets	89,051	67,657
Restricted cash	4,556	3,777
Total current assets	1,558,085	658,232
Long-term marketable securities	151,015	120,022
Property, plant and equipment, net	630,915	594,796
Right of use assets	35,379	28,840
Goodwill	16,080	16,080
Intangible assets, net	8,731	10,708
Other assets	44,012	32,720
TOTAL ASSETS	$2,444,217	$1,461,398
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3	$50,088
Current maturities of operating lease obligations	12,328	14,581
Accounts payable	128,865	132,938
Accrued expenses and other liabilities	48,206	34,875
Deferred revenue	11,370	13,488
Total current liabilities	200,772	245,970
Deferred income taxes	6,965	6,607
Long-term debt (net of debt issuance costs of $13,759 and $1,731, respectively)	536,241	15,158
Long-term operating lease obligations	22,920	15,223
Other liabilities	2,045	4,485
Total liabilities	768,943	287,443
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 50,267,874 and 39,334,839 shares outstanding, respectively)	6	5
Common stock—additional paid-in-capital	707,069	392,247
Retained earnings	1,052,416	891,211
Accumulated other comprehensive income (loss)	(924)	1,160
Treasury stock (6,220,038 and 10,591,074 shares outstanding, respectively)	(83,293)	(110,668)
Total equity	1,675,274	1,173,955
TOTAL LIABILITIES AND EQUITY	$2,444,217	$1,461,398
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES:
Bio-based diesel sales	$919,051	$492,769	$2,139,938	$1,350,496
Bio-based diesel government incentives	87,287	79,484	222,309	238,006
	1,006,338	572,253	2,362,247	1,588,502
Other revenue	4	105	58	718
	1,006,342	572,358	2,362,305	1,589,220

COSTS OF GOODS SOLD	917,434	498,402	2,076,083	1,387,147
GROSS PROFIT	88,908	73,956	286,222	202,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	34,354	31,059	100,546	86,971
GAIN ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	—	—	(39)	(187)
IMPAIRMENT OF ASSETS	3,498	19,256	5,236	19,256
INCOME FROM OPERATIONS	51,056	23,641	180,479	96,033
OTHER INCOME (EXPENSE), NET:
Gain (loss) on debt extinguishment	—	18	(4,449)	1,809
Gain on lease termination	—	—	—	4,459
Interest income	1,420	777	3,916	1,327
Other income (expense)	(738)	818	(199)	2,178
Interest expense	(8,619)	(1,545)	(14,007)	(6,154)
	(7,937)	68	(14,739)	3,619
INCOME BEFORE INCOME TAXES	43,119	23,709	165,740	99,652
INCOME TAX EXPENSE	(652)	(1,046)	(4,535)	(4,007)
NET INCOME	$42,467	$22,663	$161,205	$95,645

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	334	440	1,735	1,895
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$42,133	$22,223	$159,470	$93,750
Basic net income per share available to common stockholders:
Net income per share	$0.84	$0.57	$3.44	$2.39
Diluted net income per share available to common stockholders:
Net income per share	$0.83	$0.51	$3.41	$2.17
Weighted-average shares used to compute basic net income per share available to common stockholders:
Basic	50,249,162	39,306,263	46,301,147	39,154,788
Weighted-average shares used to compute diluted net income per share available to common stockholders:
Diluted	50,563,451	43,624,340	46,739,811	43,107,989
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$42,467	$22,663	$161,205	$95,645
Unrealized gains (losses) on marketable securities, net of taxes of $—, $(99), $(11) and $9, respectively	112	(176)	(130)	131
Foreign currency translation adjustments	(956)	982	(1,954)	966
Other comprehensive income (loss)	(844)	806	(2,084)	1,097
Comprehensive income	$41,623	$23,469	$159,121	$96,742
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2021	39,334,839	$5	$392,247	$891,211	$1,160	$(110,668)	$1,173,955
Conversion of restricted stock units to common stock (net of 150,906 shares of treasury stock purchased)	254,396	—	—	—	—	(10,026)	(10,026)
Settlement of stock appreciation rights in common stock (net of 2,598 shares of treasury stock purchased)	4,673	—	(176)	—	—	(1,431)	(1,607)
Equity issuance (net of issuance costs of $19,970)	5,750,000	1	365,279	—	—	—	365,280
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,143)	2,195,836	—	(26,183)	—	—	22,946	(3,237)
Stock compensation expense	—	—	1,844	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	39,222	—	—	39,222
BALANCE, March 31, 2021	47,539,744	$6	$733,011	$930,433	$(350)	$(99,179)	$1,563,921
Conversion of restricted stock units to common stock (net of 39,053 shares of treasury stock purchased)	99,802	—	—	—	—	(2,732)	(2,732)
Settlement of stock appreciation rights in common stock (net of 92,264 shares of treasury stock purchased)	107,095	—	(502)	—	—	(5,568)	(6,070)
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,294)	2,488,427	—	(29,352)	—	—	25,680	(3,672)
Stock compensation expense	—	—	1,962	—	—	—	1,962
Other comprehensive income	—	—	—	—	270	—	270
Net income	—	—	—	79,516	—	—	79,516
BALANCE, June 30, 2021	50,235,068	$6	$705,119	$1,009,949	$(80)	$(81,799)	$1,633,195
Conversion of restricted stock units to common stock (net of 2,138 shares of treasury stock purchased)	5,039	—	—	—	—	(107)	(107)
Settlement of stock appreciation rights in common stock (net of 26,268 shares of treasury stock purchased)	27,767	—	(14)	—	—	(1,387)	(1,401)
Stock compensation expense	—	—	1,964	—	—	—	1,964
Other comprehensive loss	—	—	—	—	(844)	—	(844)
Net income	—	—	—	42,467	—	—	42,467
BALANCE, September 30, 2021	50,267,874	$6	$707,069	$1,052,416	$(924)	$(83,293)	$1,675,274

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2020	38,967,079	$5	$438,591	$768,398	$(1,994)	$(105,488)	$1,099,512
Conversion of restricted stock units to common stock (net of 25,134 shares of treasury stock purchased)	38,144	—	—	—	—	(578)	(578)
Settlement of stock appreciation rights in common stock (net of 14,438 shares of treasury stock purchased)	16,704	—	(5)	—	—	(240)	(245)
Convertible debt extinguishment impact (net of tax impact of $1,013)	—	—	(17,829)	—	—	—	(17,829)
Stock compensation expense	—	—	1,367	—	—	—	1,367
Other comprehensive loss	—	—	—	—	(551)	—	(551)
Net income	—	—	—	74,667	—	—	74,667
BALANCE, March 31, 2020	39,021,927	$5	$422,124	$843,065	$(2,545)	$(106,306)	$1,156,343
Conversion of restricted stock units to common stock (net of 86,701 shares of treasury stock purchased)	230,265	—	—	—	—	(2,063)	(2,063)
Settlement of stock appreciation rights in common stock (net of 21,794 shares of treasury stock purchased)	39,962	—	(276)	—	—	(776)	(1,052)
Convertible debt extinguishment impact (net of tax impact of $1,055)	—	—	(20,860)	—	—	—	(20,860)
Stock compensation expense	—	—	1,855	—	—	—	1,855
Other comprehensive income	—	—	—	—	842	—	842
Net loss	—	—	—	(1,685)	—	—	(1,685)
BALANCE, June 30, 2020	39,292,154	$5	$402,843	$841,380	$(1,703)	$(109,145)	$1,133,380
Conversion of restricted stock units to common stock (net of 30,624 shares of treasury stock purchased)	23,800	—	—	—	—	(1,185)	(1,185)
Settlement of stock appreciation rights in common stock (net of 7,095 shares of treasury stock purchased)	16,360	—	(279)	—	—	(247)	(526)
Convertible debt extinguishment impact (net of tax impact of $318)	—	—	(13,992)	—	—	—	(13,992)
Stock compensation expense	—	—	1,811	—	—	—	1,811
Other comprehensive income	—	—	—	—	806	—	806
Net income	—	—	—	22,663	—	—	22,663
BALANCE, September 30, 2020	39,332,314	$5	$390,383	$864,043	$(897)	$(110,577)	$1,142,957

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,205	$95,645
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	33,100	27,425
Amortization expense of assets and liabilities, net	15,014	12,026
Accretion of convertible note discount	247	652
Amortization of marketable securities	2,436	366
Gain on sale of property, plant and equipment	(39)	(187)
(Gain) loss on debt extinguishment	4,449	(1,809)
Provision for doubtful accounts	615	716
Impairment of assets	5,236	19,256
Stock compensation expense	5,770	5,033
Deferred tax expense	2,831	2,092
Gain on lease termination	—	(4,459)
Other operating activities	122	3
Changes in assets and liabilities:
Accounts receivable, net	(54,274)	670,395
Inventories	(164,762)	15,445
Prepaid expenses and other assets	(34,543)	(36,827)
Accounts payable	(17,757)	(228,748)
Accrued expenses and other liabilities	11,035	(12,185)
Operating lease obligations	(11,973)	(11,489)
Deferred revenue	(2,117)	1,034
Cash (used in) provided by operating activities	(43,405)	554,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(419,417)	(305,726)
Cash received from maturities of marketable securities	227,486	19,000
Cash paid for purchase of property, plant and equipment	(63,117)	(46,945)
Other investing activities	(1,501)	187
Cash used in investing activities	(256,549)	(333,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving line of credit	—	(76,990)
Cash received from notes payable	550,000	—
Cash paid on notes payable	(78,058)	(91,590)
Cash paid for debt issuance costs	(13,010)	—
Cash received from equity offering	385,250	—
Cash paid for equity offering costs	(19,970)	—
Cash paid for conversion of restricted stock units and stock appreciation rights	(21,943)	(5,649)
Cash provided from (used in) financing activities	802,269	(174,229)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	502,315	46,671
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	88,218	53,436
Effect of exchange rate changes on cash	(402)	80
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$590,131	$100,187

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	September 30, 2021	September 30, 2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$4,685	$15
Cash paid for interest	$4,254	$4,651
Capitalized interest	$289	$—
Leased assets obtained in exchange for new operating lease liabilities	$19,038	$3,807

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$15,140	$5,497
Debt issuance cost	$1,892	$—
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2021 and 2020
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
The Company currently owns and operates a network of twelve bio-based diesel production facilities, with ten locations in North America and two locations in Europe, and an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of low carbon feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil, and canola oil. In September 2021, the Company announced the closure of the Houston, Texas biorefinery, expected to be completed in January 2022. The Houston plant's nameplate capacity is 35 mmgy, which will reduce the Company's overall nameplate capacity to 470 mmgy.
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
As of September 30, 2021 and 2020, current restricted cash was $4,556 and $3,000 for each period, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$585,575	$97,187
Restricted cash	4,556	3,000
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$590,131	$100,187

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of September 30, 2021. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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

Low Carbon Fuel Standard
The Company generates LCFS credits for its low carbon fuels when its qualified low carbon fuels are transported into an LCFS market and sold for qualifying purposes. LCFS credits are used to track compliance with the LCFS. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. However, LCFS credits that the Company generates are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by the Company.
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

Goodwill
Goodwill is tested for impairment annually as of July 31 or when impairment indicators exist. Goodwill is allocated and tested for impairment by reporting segments. At September 30, 2021 and December 31, 2020, the Company had approximately $16,080 of goodwill in the Services segment. As a result of the annual impairment test performed as of July 31, 2021, the Company determined that there were no indications of impairment related to the Services segment's goodwill. No impairment of goodwill was recorded during the three or nine months ended September 30, 2021 and for the year ended December 31, 2020.

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
During the three and nine months ended September 30, 2021, the Company recorded impairment charges of $3,498 and $5,236, respectively, related to certain biodiesel property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during the periods noted above.
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
Convertible Debt
In June 2016, the Company issued $152,000 aggregate principal amount of 4% convertible senior notes due in 2036 (the "2036 Convertible Senior Notes"). See "Note 7 - Debt" for a further description of the 2036 Convertible Senior Notes and information regarding our April 2021 notice of redemption of all such notes. During the first half of 2021, the Company received notices of conversions related to the 2036 Convertible Senior Notes in total principal amount of $59,619. The Company elected to settle the principal balance in cash and the conversion premium by issuing 4,684,263 of common shares from treasury stock, resulting in a loss on debt extinguishment $4,449. The 2036 Convertible Senior Notes were fully converted as of June 2021 and all obligations thereto have been satisfied and discharged.
During the three and nine months ended September 30, 2020, the Company used $18,086 to repurchase $5,000 principal amount and $75,890 to repurchase $30,008 principal amount of the 2036 Convertible Senior Notes, respectively, reflecting conversion premium, after tax impact, of $13,992 and $52,681, respectively, as a reduction of Additional Paid-in Capital and gains on debt extinguishment of $18 and $1,809, respectively, as reflected in the Condensed Consolidated Statements of Operations.
2028 Green Bonds
On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount of 5.875% senior secured notes due in 2028 (the "Green Bonds"). The Company recorded $14,619 in legal, professional and underwriting fees related to the issuance of the Green Bonds. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the improvement and expansion of its Geismar, Louisiana biorefinery. See "Note 7 - Debt" for a further description of the Green Bonds.
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
The 2019 Program was fully utilized as of September 30, 2020. There were no repurchases under the 2020 Program in the three or nine months ended September 30, 2021, and the remaining amount of the 2020 Program was $91,914 as of September 30, 2021.
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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Bio-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended September 30, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$677,506	$—	$—	$(1,278)	$676,228
Petroleum diesel sales	—	—	33,582	—	33,582
LCFS credit sales	27,921	—	—	—	27,921
Separated RIN sales	142,402	—	—	—	142,402
Co-product sales	25,519	—	—	—	25,519
Raw material sales	3,496	—	—	—	3,496
Other bio-based diesel revenue	9,903	—	—	—	9,903
Other revenues	—	99,442	—	(99,438)	4
Total revenues from contracts with customers	$886,747	$99,442	$33,582	$(100,716)	$919,055
Bio-based diesel government incentives	87,287	—	—	—	87,287
Total revenues	$974,034	$99,442	$33,582	$(100,716)	$1,006,342

Three months ended September 30, 2020	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $(19)	$387,239	$—	$—	$(3,490)	$383,749
Petroleum diesel sales	—	—	19,801	—	19,801
LCFS credit sales	32,636	—	—	—	32,636
Separated RIN sales	27,492	—	—	—	27,492
Co-product sales	11,732	—	—	—	11,732
Raw material sales	6,476	—	—	—	6,476
Other bio-based diesel revenue	10,883	—	—	—	10,883
Other revenues	—	21,483	—	(21,378)	105
Total revenues from contracts with customers	$476,458	$21,483	$19,801	$(24,868)	$492,874
Bio-based diesel government incentives	79,484	—	—	—	79,484
Total revenues	$555,942	$21,483	$19,801	$(24,868)	$572,358

	Reportable Segments
Nine months ended September 30, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$1,600,395	$—	$—	$(3,695)	$1,596,700
Petroleum diesel sales	—	—	107,769	—	107,769
Separated RIN sales	239,391	—	—	—	239,391
LCFS credit sales	105,382	—	—	—	105,382
Co-product sales	54,735	—	—	—	54,735
Raw material sales	8,581	—	—	—	8,581
Other bio-based diesel revenue	27,380	—	—	—	27,380
Other revenues	—	136,202	—	(136,144)	58
Total revenues from contracts with customers	$2,035,864	$136,202	$107,769	$(139,839)	$2,139,996
Bio-based diesel government incentives	222,309	—	—	—	222,309
Total revenues	$2,258,173	$136,202	$107,769	$(139,839)	$2,362,305

Nine months ended September 30, 2020	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales, net of BTC-related amount due to customers of $1,085	$1,009,723	$—	$—	$(6,593)	$1,003,130
Petroleum diesel sales	—	—	86,633	—	86,633
Separated RIN sales	70,004	—	—	—	70,004
LCFS credit sales	97,379	—	—	—	97,379
Co-product sales	36,684	—	—	—	36,684
Raw material sales	25,122	—	—	—	25,122
Other bio-based diesel revenue	31,544	—	—	—	31,544
Other revenues	—	67,502	—	(66,784)	718
Total revenues from contracts with customers	$1,270,456	$67,502	$86,633	$(73,377)	$1,351,214
Bio-based diesel government incentives	238,006	—	—	—	238,006
Total revenues	$1,508,462	$67,502	$86,633	$(73,377)	$1,589,220

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	September 30, 2021	December 31, 2020
Trade accounts receivable from customers	$147,944	$74,774
Short-term contract liabilities (deferred revenue)	$(250)	$(946)
Short-term contract liabilities (accounts payable)	$(699)	$(914)

The Company receives payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three and nine months ended September 30, 2021 and 2020 are as follows:

	July 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2021
Deferred revenue	$1,117	$2,706	$3,573	$—	$250
Payables to customers related to BTC	699	—	—	—	699
	$1,816	$2,706	$3,573	$—	$949

	July 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2020
Deferred revenue	$2	$4,371	$4,366	$—	$7
Payables to customers related to BTC	75,330	(31,818)	—	—	43,512
	$75,332	$(27,447)	$4,366	$—	$43,519

	January 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2021
Deferred revenue	$946	$20,633	$21,329	$—	$250
Payables to customers related to BTC	914	(215)	—	—	699
	$1,860	$20,418	$21,329	$—	$949

	January 1, 2020	Cash receipts (Payments)	Less: Impact on Revenue	Other	September 30, 2020
Deferred revenue	$631	$18,107	$18,731	$—	$7
Payables to customers related to BTC	255,193	(214,637)	—	2,956	43,512
	$255,824	$(196,530)	$18,731	$2,956	$43,519

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

NOTE 3 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	September 30, 2021
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$141,157	$13	$(13)	$141,157
Corporate bonds	Within one year	160,942	39	(49)	160,932
Municipal bonds	Within one year	5,800	5	—	5,805
Total		$307,899	$57	$(62)	$307,894
Long-term marketable securities
Corporate bonds	Within one - five years	$142,395	$17	$(82)	$142,330
Municipal bonds	Within one - five years	8,692	—	(7)	8,685
Total		$151,087	$17	$(89)	$151,015

	December 31, 2020
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$48,685	$31	$(2)	$48,714
Corporate bonds	Within one year	78,282	45	(18)	78,309
U.S. Treasury bills	Within one year	19,995	2	—	19,997
Municipal bonds	Within one year	2,500	1	—	2,501
Total		$149,462	$79	$(20)	$149,521
Long-term marketable securities
Corporate bonds	Within one - five years	$91,694	$35	$(40)	$91,689
U.S. Treasury bills	Within one - five years	25,000	1	(5)	24,996
Municipal bonds	Within one - five years	3,335	2	—	3,337
Total		$120,029	$38	$(45)	$120,022
NOTE 4 — INVENTORIES
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$183,556	$65,969
Work in process	7,063	5,515
Finished goods	183,487	137,877
Total	$374,106	$209,361
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2021 and December 31, 2020.

NOTE 5 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	September 30, 2021	December 31, 2020
Commodity derivatives and related collateral, net	$5,033	$5,433
Prepaid expenses	25,072	23,295
Deposits	1,915	2,047
RIN inventory	8,341	869
Taxes receivable	37,529	29,621
Other	11,161	6,392
Total	$89,051	$67,657
RIN inventory is valued at the lower of cost or net realizable value. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2021 and December 31, 2020.
Other noncurrent assets consist of the following:

	September 30, 2021	December 31, 2020
Investments	$14,520	$13,005
Spare parts inventory	2,567	2,610
Catalysts	14,985	7,408
Deposits	357	451
Other	11,583	9,246
Total	$44,012	$32,720

NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2021
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(4,096)	$2,134
Renewable diesel technology	8,300	(4,058)	4,242
Acquired customer relationships	4,747	(2,395)	2,352
Other intangibles	200	(197)	3
Total intangible assets	$19,477	$(10,746)	$8,731

	December 31, 2020
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(3,618)	$2,612
Renewable diesel technology	8,300	(3,643)	4,657
Acquired customer relationships	4,747	(2,025)	2,722
Other intangible assets	904	(187)	717
Total intangible assets	$20,181	$(9,473)	$10,708
The Company recorded intangible amortization expense of $449 and $1,273 for the three and nine months ended September 30, 2021, and $328 and $999 for the three and nine months ended September 30, 2020, respectively.
The estimated intangible asset amortization expense for the remainder of 2021 through 2027 and thereafter is as follows:

October 1, 2021 through December 31, 2021	$452
2022	1,619
2023	1,629
2024	1,640
2025	1,443
2026	611
2027 and thereafter	1,337
Total	$8,731
NOTE 7 — DEBT
The following table shows the Company’s term debt:

	September 30, 2021	December 31, 2020
5.875% Senior Secured Green Bonds, due 2028	$550,000	$—
4.00% Convertible Senior Notes	—	47,057
REG Ralston term loan	—	13,241
REG Capital term loan	—	6,665
Other	3	14
Total term debt before debt issuance costs	550,003	66,977
Less: Current portion of long-term debt	3	50,088
Less: Debt issuance costs (net of accumulated amortization of $860 and $990, respectively)	13,759	1,731
Total long-term debt	$536,241	$15,158

Green Bonds

On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount 5.875% senior secured notes due 2028 pursuant to an indenture, dated May 20, 2021 (the “Indenture”), by and among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, N.A., a national banking association, as trustee. The Green Bonds bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2021. The Green Bonds will mature on June 1, 2028, unless earlier repurchased or redeemed. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the improvement and expansion of its Geismar, Louisiana renewable diesel biorefinery. The Company recorded $14,619 in legal, professional and underwriting fees related to the issuance of the Green Bonds. These financing costs are being amortized using the effective interest method over the term of the debt. Prior to June 1, 2024, the Company may, at its option but subject to the conditions in the Indenture, (i) redeem up to 35% of the aggregate principal amount of the Green Bonds at a redemption price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds received by the Company in one or more equity offerings; provided that at least 65% of the aggregate principal amount of the Green Bonds issued under the Indenture (including any additional notes originally issued under the Indenture) remain outstanding after each such redemption or (ii) redeem all or part of the Green Bonds at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us and a “make-whole” premium. On or after June 1, 2024, 2025 and 2026, respectively, the Company may, at its option but subject to the conditions in the Indenture, redeem some or all of the Green Bonds at the redemption price of 102.938%, 101.469% and 100.000%, respectively, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us. Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Green Bonds may require the Company to repurchase all or a portion of the Green Bonds in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but not including, the date of repurchase.
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
Other term debt
On April 22, 2021, REG Ralston, LLC and REG Capital, LLC paid off the outstanding balance of the term loans owed of $12,556 and $6,596, respectively.
Line of Credit

The following table shows the Company's line of credit:

	September 30, 2021	December 31, 2020
Amount outstanding under line of credit	$—	$—
Maximum available to be borrowed under line of credit	$249,666	$149,666
On September 30, 2021, REG Services Group, LLC and REG Marketing & Logistics, LLC, wholly-owned subsidiaries of the Company (which subsidiaries are referred to as the "subsidiary borrowers" under the following credit agreement), entered into Amendment No. 17 to Credit Agreement, which amends that certain Credit Agreement, dated as of December 23, 2011, by and among the subsidiary borrowers, the lenders party thereto (the “Lenders”), and Wells Fargo Capital Finance, LLC, as the agent (as amended, the “M&L and Services Revolver”). Effective from September 30, 2021, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans increased to $250,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed to $100,000, the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2026. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on average daily amount the subsidiary borrower are entitled to borrower under the M&L and Services Revolver in each calendar quarter, which may range from 1.50% per annum to 2.00% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability (and subject to certain exceptions, each Plant Loan Party's (as defined below) ability)) to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the M&L and Services Revolver is less than 10% of the $250,000 maximum commitment, or $25,000. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Houston, LLC, REG New Boston, LLC, REG Geismar, LLC, and REG Seneca, LLC (collectively, the "Plant Loan Parties") subject to an overall dollar limitation with respect to each Plant Loan Party, and the obligations under the M&L and Services Revolver are guaranteed by the Company.
NOTE 8 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange ("NYMEX") NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), Chicago Mercantile Exchange ("CME") Soybean Oil (previously referred to as soybean oil) and NYMEX Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on bio-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of bio-based diesel costs of goods sold reflected in current results of operations. As of September 30, 2021, the net notional volumes of NY Harbor ULSD, CME Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 62 million gallons, 96 million pounds, and 2 million million British thermal units, respectively.

The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within prepaid and other assets in the Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the net position included within prepaid and other assets was $5,033 and $5,433, respectively, and in accounts payable $441 and $0, respectively. The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Condensed Consolidated Balance Sheets:

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$6,251	$10,227	$3,458	$12,164
Cash collateral paid (received)	8,568	—	14,139	—
Total gross amount recognized	14,819	10,227	17,597	12,164
Gross amounts offset	(10,227)	(10,227)	(12,164)	(12,164)
Net amount reported in the condensed consolidated balance sheets	$4,592	$—	$5,433	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Commodity derivatives	Cost of goods sold – Bio-based diesel	$(11,640)	$7,486	$(394)	$56,253
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
•Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Commercial paper	$141,157	$—	$141,157	$—
Corporate bonds	$303,262	—	303,262	—
Municipal bonds	$14,490	—	14,490	—
Commodity contract derivatives	$(3,976)	(258)	(3,718)	—
	$454,933	$(258)	$455,191	$—

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Commercial paper	$48,714	$—	$48,714	$—
Corporate bonds	$169,998	—	169,998	—
U.S. Treasury bills	$44,992	44,992	—	—
Municipal bonds	$5,839	—	5,839	—
Commodity contract derivatives	$(8,706)	(3,069)	(5,637)	$—
	$260,837	$41,923	$218,914	$—

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of September 30, 2021		As of December 31, 2020
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and line of credit	$(550,003)	$(562,962)	$(66,977)	$(418,107)
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
Debt and line of credit: The fair value of long-term debt and line of credit was established using discounted cash flow calculations and current market rates reflecting Level 2 inputs.
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

The following table presents the calculation of diluted net income per share available to common stockholders:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income available to the Company's common stockholders - Basic	$42,133	$22,223	$159,470	$93,750
Plus (less): effect of participating securities	334	440	1,735	1,895
Net income available to common stockholders	42,467	22,663	161,205	95,645
Less: effect of participating securities	(334)	(440)	(1,735)	(1,895)
Net income available to the Company's common stockholders - Diluted	$42,133	$22,223	$159,470	$93,750

Shares:
Weighted-average shares used to compute basic net income per share	50,249,162	39,306,263	46,301,147	39,154,788
Adjustment to reflect conversion of convertible notes	—	3,835,950	—	3,451,385
Adjustment to reflect stock appreciation right conversions	314,289	482,127	438,664	501,816
Weighted-average shares used to compute diluted net income per share	50,563,451	43,624,340	46,739,811	43,107,989

Net income per share available to common stockholders - Diluted
Diluted net income	$0.83	$0.51	$3.41	$2.17
NOTE 11 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at September 30, 2021 and for the year ended December 31, 2020 are composed of Bio-based Diesel (formerly known as the Biomass-based Diesel segment), Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
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

The following table represents the significant items by reportable segment:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net sales from continuing operations:
Bio-based Diesel	$974,034	$555,942	$2,258,173	$1,508,462
Services	99,442	21,483	136,202	67,502
Corporate and Other	33,582	19,801	107,769	86,633
Intersegment revenues	(100,716)	(24,868)	(139,839)	(73,377)
	$1,006,342	$572,358	$2,362,305	$1,589,220
Income (loss) from continuing operations before income taxes:
Bio-based Diesel	$59,426	$27,167	$203,751	$104,577
Services	(6,759)	(1,537)	(15,696)	(2,545)
Corporate and Other	(9,548)	(1,921)	(22,315)	(2,380)
	$43,119	$23,709	$165,740	$99,652
Depreciation and amortization expense, net:
Bio-based Diesel	$13,719	$10,572	$42,309	$34,002
Services	931	847	2,780	2,430
Corporate and Other	992	1,027	3,025	3,019
	$15,642	$12,446	$48,114	$39,451
Cash paid for purchases of property, plant and equipment:
Bio-based Diesel	$29,729	$14,139	$60,114	$37,072
Services	842	1,714	2,504	3,880
Corporate and Other	68	45	499	5,993
	$30,639	$15,898	$63,117	$46,945

	September 30, 2021	December 31, 2020
Goodwill:
Services	$16,080	$16,080

Assets:
Bio-based Diesel	$1,444,323	$1,101,179
Services	116,300	69,152
Corporate and Other	1,550,401	784,829
Intersegment eliminations	(666,807)	(493,762)
	$2,444,217	$1,461,398

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net revenues:
United States	$909,061	$475,521	$2,102,082	$1,324,562
International	97,281	96,837	260,223	264,658
	$1,006,342	$572,358	$2,362,305	$1,589,220

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$601,032	$565,657
International	29,883	29,139
	$630,915	$594,796
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Commitments
In October 2020, the Company announced that it planned to expand the effective capacity of its Geismar, Louisiana biorefinery. The Geismar project brings together the planned improvement and expansion project for the existing site. The Geismar project is expected to take total site production capacity from 90 mmgy to 340 mmgy, enhance existing operations and improve operational reliability and logistics. The expansion is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the Geismar project is estimated to be $950,000. In connection with its announced improvement and expansion of our Geismar, Louisiana biorefinery facility, the Company has entered into construction, marine terminal lease, which is expected to commence in August 2023, and other long-lead time contracts for the project. Currently the estimated total future commitments under these contracts amount to approximately $429,982.
The following table outlines the minimum contract commitments related to the executed contracts noted above.

	Construction Commitments	Minimum Lease Commitments	Total Commitments
October 1 - December 31, 2021	$21,378	$—	$21,378
2022	64,398	—	64,398
2023	17,179	9,083	26,262
2024	31	21,800	21,831
2025	—	21,800	21,800
2026	—	21,800	21,800
2027 and thereafter	—	252,513	252,513
Total	$102,986	$326,996	$429,982

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
On July 27, 2021, a stockholder derivative complaint was filed in the United States District Court for the District of Delaware based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company's behalf against current and former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On August 2, 2021, a second stockholder derivative complaint purportedly arising out of the same events and purporting to assert similar claims, was filed in the Supreme Court for the State of New York. Both of these derivative actions have been stayed.
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
In addition, the Securities and Exchange Commission ("SEC") requested information about the restatement, and the Company cooperated with the SEC. On October 1, 2021, the SEC Staff notified the Company that the Staff terminated its investigation with no enforcement action recommended against the Company, in accordance with SEC guidelines.

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
Objective
We are one of North America's largest producers of advanced biofuels focusing on providing cleaner, lower carbon transportation fuels. We utilize a nationwide production, distribution, and logistics system as part of an integrated value chain model designed to convert natural fats, oils, and greases into advanced biofuels. We believe our fully integrated approach, which includes acquiring feedstock, operating biorefineries, distributing fuel through a network of terminals, and managing biorefinery facility construction and upgrades, positions us to serve the market for cleaner transportation fuels.
In addition to our acquisition of Keck Energy in September 2018, we opened our first REG branded fueling station in July 2019 adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets to local diesel vehicle owners. In June 2020, we entered into an agreement with a third party pursuant to which it agreed to exclusively sell REG branded fuels at certain of its cardlock locations. In October 2021, we entered into a long-term agreement with GoodFuels, a leading supplier of sustainable marine biofuels and global producer and supplier of renewable fuels, for the supply and development of sustainable marine biofuel solutions for the global shipping industry. In November 2021, we entered into a partnership with Canadian Northern Railway to test bio and renewable diesel blends for their locomotive fleet. These are the initial parts of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and renewable diesel; and increased demand for our biodiesel via sales of 100% pure biodiesel, or B100, to end consumers.

In October 2020, we announced that we plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together the improvement project for the existing site as well as the planned expansion. The Geismar project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The expansion is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the Geismar project is estimated to be $950 million. We have received all required permits to proceed with construction and recently obtained funding to begin the project with a combination of cash on hand, marketable securities, borrowings under our credit facilities, and proceeds from our public offering of common stock that closed in March 2021 and our Green Bonds that closed on May 20, 2021, as discussed below, or from other sources. In addition, we have agreed upon a long-term marine terminal lease for terminal and logistics services. We have also agreed to construction contracts for large parts of the work associated with the improvements and expansion. There can be no guarantee that we will be able to complete this project in a timely manner or increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The improvements and expansion is subject to a number of conditions and risks.
On March 19, 2021, we completed an equity offering pursuant to which we sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The net proceeds from the offering were $365.3 million. We currently intend to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of our existing indebtedness and the funding of capital expenditures, including capital expenditures related to the improvements and expansion of our Geismar, Louisiana biorefinery. We may also use a portion of the net proceeds from this offering to finance potential strategic transactions, although we currently have no binding commitments or agreements to complete any such transaction.
On May 20, 2021, we completed the sale and issuance of $550.0 million aggregate principal amount of our 5.875% Green Bonds due 2028. We recorded $14.6 million in legal, professional and underwriting fees related to the issuance of the Green Bonds. We currently intend to use the net proceeds from this offering for capital expenditures related to the improvements and expansion of its Geismar, Louisiana biorefinery.
We believe that the execution of these strategies will enable us to expand our margins, diversify sources of profitability, manage our business through varying market conditions, and increase shareholder value.
We currently own and operate a network of twelve biorefineries. Ten biorefineries are located in the United States and two in Germany. Eleven biorefineries produce biodiesel and one produces renewable diesel (“RD”). Our twelve bio-based diesel production facilities have an aggregate nameplate production capacity of 505 million gallons per year ("mmgy"). In September 2021, the Company announced the closure of the Houston, Texas biorefinery, expected to be completed in January 2022. The Houston plant's nameplate capacity is 35 mmgy which will reduce the Company's overall nameplate capacity to 470 mmgy.
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

The table below reflects our gallons sold during the three and nine months ended September 30, 2021 and 2020 (totals may not foot due to rounding):

		Gallons sold (millions)
		Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
REG-produced Bio-based Diesel:
	Biodiesel - U.S.	105.2	108.6	274.9	293.4
	Biodiesel - International	10.4	13.6	31.4	37.6
	Renewable diesel	25.1	18.3	53.2	56.0
		140.7	140.6	359.5	387.0
Third party Bio-based Diesel:
	Biodiesel	6.1	7.2	17.5	15.4
	Renewable diesel	14.3	12.3	40.3	30.2
		20.3	19.5	57.8	45.6

Petroleum-based diesel		15.4	16.2	56.4	66.5
Total		176.3	176.2	473.7	499.1
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
•a 35 mmgy nameplate capacity biodiesel production facility located near Houston, Texas (this facility is expected to be closed January 2022);
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

We derive a small portion of our revenues from the sale of co-products of the bio-based diesel production process. For the three and nine months ended September 30, 2021 and 2020, our revenues from the sale of co-products were less than 5% of our total Bio-based Diesel segment revenues. For the three and nine months ended September 30, 2021 and 2020, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 3% and 5% for the respective periods for 2021 and 3% and 5% for the same periods in 2020, of our total revenues.
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
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at September 30, 2021 and December 31, 2020 according to OPIS:

	Quantity		OPIS Median Closing Price per RIN
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Bio-based diesel RINs	26,848,183	3,962,710	$1.42	$1.02
Advanced biofuels RINs	3,105,625	817,464	$1.42	$1.02
We generate Low Carbon Fuel Standard, or LCFS, credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to the LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by us. In general, the value of LCFS credits fluctuates with the price and demand for fuel. In the first nine months of 2021, the value of LCFS credits decreased from $199 per credit on January 4, 2021 to $159 per credit on September 30, 2021.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at September 30, 2021 and December 31, 2020 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
California LCFS	37,259	2,618	$158.75	$199.00
Oregon LCFS	2,026	8,967	$125.50	$123.00
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
Market demand for fuels was significantly impacted by COVID-19 in 2020, with significant signs of recovery in the first nine months of 2021. There continues to be more economic activity and loosening of restrictions as more of the U.S. population gets vaccinated. We are optimistic that the U.S. economy is rebounding from the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the duration and severity of the global pandemic evolves and variant strains of COVID-19 arise. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business. We continue to monitor the impact of the COVID-19 pandemic and will adjust our operations, as necessary. We believe our cash on hand, our investments in short-term marketable securities and the cash available to us under our line of credit will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. We do not currently plan or anticipate any changes to our workforce due to COVID-19.
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
Regulatory and legislative factors also influence the price of bio-based diesel. LCFS credits, established by the California Low Carbon Fuel Standard regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California and the Oregon Clean Fuel Program, have had an increasing impact on our bio-based diesel pricing in those states. In addition, bio-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our bio-based diesel pricing in the U.S. The following table shows for 2019, 2020 and the first nine months of 2021 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.

RIN Value Per Gallon of Biodiesel
$/gallon
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
$0.48
$0.97
$0.56
$1.55
$1.40
$3.07
Plot Area
2019
2020
YTD Q3 2021
Low
High

At the beginning of 2021, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.48 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $2.12 per gallon at the end of September 2021. It reached a high of $3.07 per gallon of biodiesel in June 2021 and a low of $1.40 per gallon in January 2021. D4 RIN values trended higher throughout the first nine months of 2021, supported by D6 RIN values in which the D4 category can be used to satisfy an Obligated Party's D6 RIN obligation along with an increase in feedstock pricing relative to ULSD as seen in the heating oil to soybean oil ("HOBO") spread. During 2020, RINs were negatively impacted by the overall decrease in demand for transportation fuels due to COVID-19, which translates into reduced volume obligations for Obligated Parties under the RFS. We enter into forward contracts to sell RINs and we use risk management position limits that are intended to manage RIN exposure.
During the full year 2020 and the first nine months of 2021, feedstock expense accounted for 80% and 86%, respectively, of our production cost, while methanol and chemical catalysts expense accounted for 3% each in the full year 2020 and 3% and 2%, respectively, in the first nine months of 2021 of our costs of goods sold.
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
During 2020 and the first nine months of 2021, 65% and 77%, respectively, of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oils.
The recent increase in CME Soyoil Futures price has correlated with an increase in price for all of our feedstocks. This has increased the cost of producing bio-based diesel at our refineries.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified low carbon feedstock for the period January 2019 to

September 2021. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective low carbon feedstock from the cost of producing one gallon of biodiesel made from soybean oil.
(1)Used cooking oil ("UCO") prices are based on the monthly average of the daily low sales price of C.I. adjusted Gulf of Mexico yellow grease as reported by The Jacobson for the period of January 1, 2019 through June 30, 2019. The prices from July 1, 2019 through September 30, 2021 are based on the monthly average of the daily low sales price of Gulf of Mexico used cooking oil as reported by The Jacobsen (based on 8.5 pounds per gallon).
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
(4)Soybean oil (crude) ("SBO") prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CME (based on 7.5 pounds per gallon).
Our results of operations generally will benefit when the spread between bio-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease and soybean oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of soybean oil and choice white grease, from January 2019 to September 2021.

(1)Biodiesel prices are based on the monthly average of the midpoint of the high and low prices of B100 (Chicago SME) as reported by OPIS.
(2)Soybean oil (crude) prices are based on the monthly average of the daily closing sale price of the nearby soybean oil contract as reported by CME (based on 7.5 pounds per gallon).
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

During the first nine months of 2021, the average NY Harbor ULSD price was $1.96 per gallon, up $0.71 from the fourth quarter of 2020 average of $1.25 per gallon. NY Harbor ULSD prices increased during the first nine months of 2021, from a high of $2.34 per gallon in September 2021 to a low of $1.46 per gallon in January 2021. Improving demand stemming from the easing of lockdown measures in the United States and internationally supported the recover in energy prices. In late August, the impact of Hurricane Ida caused energy market prices to increase due to depressed supply as significant crude oil production and refinery capacity were taken offline for an extended period of time. Energy stocks have continued to draw down over the first nine months of 2021 to the lower end of the 5-year range with OPEC and other crude oil producers remaining cautious to ramp up crude oil production. Commodity prices have broadly rallied through the first nine months of the year as increasing interest rates and relatively higher levels of inflation have supported the broader commodity asset class.
The U.S. biodiesel price increased significantly during the first nine months of 2021. The average U.S. biodiesel price, as indicated by the Chicago SME B100 price reported by OPIS, was $5.15 per gallon for the first nine months of 2021. During the first nine months of 2021, B100 reached a high of $6.15 in June 2021 and a low of $3.72 in January 2021. Biodiesel prices increased primarily due to the increase in RIN, energy and agricultural commodity prices.
The average soybean oil price for the first nine months of 2021 was $0.58 per pound. Soybean oil prices ranged from a high of $0.72 per pound in June 2021 to a low of $0.42 per pound in January 2021. The soybean complex moved lower in the third quarter after peaking in June on improving crop yields and projected carryout levels for the upcoming crop year.

Risk Management
The profitability of producing bio-based diesel largely depends on the spread between prices for feedstocks and bio-based diesel, including incentives, each of which is subject to fluctuations due to market factors and each of which is not significantly correlated. Adverse price movements for these commodities directly affect our operating results. We attempt to protect cash margins for our own production and our third-party trading activity by entering into risk management contracts that are intended to mitigate the impact on our margins from price volatility in feedstocks and bio-based diesel. We create offsetting positions by using a combination of forward fixed-price physical purchases and sales contracts on feedstock and bio-based diesel and risk management futures contracts, swaps and options primarily on the New York Mercantile Exchange ("NYMEX") NY Harbor ULSD and CME Soybean Oil; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. In making risk management decisions, we utilize research conducted by outside firms to provide additional market information in addition to our internal research and analysis.
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce bio-based diesel in 2020 and the first nine months of 2021. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these low carbon feedstocks. The purchase prices for low carbon feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CME soybean oil and NYMEX NY Harbor ULSD. However, these products do not always experience the same price movements as low carbon feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to bio-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CME soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded risk management losses of $11.6 million and $0.4 million from our derivative financial instrument activity for the three and nine months ended September 30, 2021, respectively, compared to a gain of $7.5 million and $56.3 million for the three and nine months ended September 30, 2020, respectively. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

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
Renewable diesel has become an increasingly significant part of our business. Renewable diesel carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and its generation of more RINs on a per gallon basis. Our renewable diesel production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2020 and in the nine months ended September 30, 2021. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a period of time. If production at this facility were interrupted again due to a fire, a global pandemic such as COVID-19 or for any other reason, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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

Period	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2018	4.34 billion RINs	4.29 billion RINs*	0.34 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	0.04 billion RINs
2020	5.28 billion RINs	5.04 billion RINs*	**
Q3 2021	3.92 billion RINs	**	**
*Ethanol equivalent gallons
**Not yet determined
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Bio-based diesel production and/or imports, as reported by EMTS, were 2.65 billion gallons for 2019. The amount of bio-based diesel produced and/or imported into the U.S. in 2020 was 2.88 billion gallons. In the first nine months of 2021, according to EMTS data, 2.16 billion gallons of bio-based diesel were produced and/or imported into the U.S., compared to the equivalent 2.13 billion gallons over the same period in 2020.

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
Results of Operations
Three and nine months ended September 30, 2021 and 2020
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Gallons sold	176.3	176.2	473.7	499.1

Average bio-based diesel price per gallon	$4.74	$2.89	$4.35	$2.87

Revenues from continuing operations	$1,006,342	$572,358	$2,362,305	$1,589,220
Cost of goods sold from continuing operations	917,434	498,402	2,076,083	1,387,147
Gross profit	88,908	73,956	286,222	202,073
Selling, general and administrative expenses	34,354	31,059	100,546	86,971
Gain on disposal of property, plant and equipment	—	—	(39)	(187)
Impairment of assets	3,498	19,256	5,236	19,256
Income from operations	51,056	23,641	180,479	96,033
Other income (expense), net	(7,937)	68	(14,739)	3,619
Income tax expense	(652)	(1,046)	(4,535)	(4,007)
Net income	$42,467	$22,663	$161,205	$95,645

Effect of participating share-based awards	334	440	1,735	1,895
Net income available to the Company's common stockholders	$42,133	$22,223	$159,470	$93,750
Results of Operations:
Revenues. Even though our gallons sold was flat to slightly down in the three and nine months ended September 30, 2021, our revenues for these periods increased significantly by $434.0 million and $773.1 million, or 76% and 49%, compared to the respective periods in 2020. The significant increase in revenue was primarily attributable to a substantial increase in the average bio-based diesel price per gallon. In the first nine months of 2021, ULSD prices averaged $1.96 per gallon compared to $1.24 per gallon in the same period in 2020. The significant increase in ULSD prices resulted from general market optimism and improving demand stemming from the easing of lockdown measures in the United States and internationally, particularly when compared to the third quarter of 2020 where prices were slowly starting to rebound from historical lows due to the onset of the COVID-19 pandemic and strict lockdowns. RIN values trended higher throughout the first nine months of 2021 along with an increase in feedstock pricing relative to ULSD values as seen in the heating oil to soybean oil ("HOBO") spread. As a result of these factors, our average selling price significantly increased by $1.85 and $1.48, or 64% and 52%, respectively, in the three and nine months ended September 30, 2021, compared to the same periods in 2020. The increase in our revenues for the nine months ended September 30, 2021 was partially offset by a decrease of 25.4 million, or 5%, in total gallons sold for the same period as a result of our focus on product mix and optimization of gallons sold.

The increase in the average sales price contributed to a $326.0 million and $738.7 million increase in revenues for the three and nine months ended September 30, 2021, respectively, when applied to the number of gallons sold in the comparable 2020 periods. The increase in RIN prices also positively affected separated RIN sales resulting in revenue increases of $114.9 million and $169.4 million, or an increase of 418% and 242%, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in gallons sold for the three and nine months ended September 30, 2021 accounted for a revenue decrease of $0.5 million and $110.5 million, using the average selling price for bio-based diesel for the applicable periods. Also negatively affecting revenues was the $15.7 million decrease in government incentives revenue in the nine months ended September 30, 2021, caused by lower BTC revenues due to lower gallons sold.
Costs of goods sold. Our costs of goods sold increased $419.0 million and $688.9 million, or 84% and 50%, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Costs of goods sold as a percentage of revenues were 91% and 87%, respectively, for the three and nine months ended September 30, 2021, and 87% for each of the three and nine months ended September 30, 2020. The increase in costs of goods sold was primarily driven by significantly higher feedstock costs in the quarter and the first nine months ended September 30, 2021 compared to same periods in 2020, as described below. The increase was driven up by risk management losses of $11.6 million and $0.4 million, respectively, in the three and nine months ended September 30, 2021 compared to gains of $7.5 million and $56.3 million in the same periods in 2020. For the three months ended September 30, 2021, risk management losses resulted primarily from significant increases in ULSD prices. For the nine months ended September 30, 2021, risk management losses stemming from significant ULSD price increases were largely offset by risk management gains related to significant soybean oil price increases. In 2020, the historically low level of energy prices due to the COVID-19 pandemic resulted in risk management gains.
We experienced significantly higher costs across all of our feedstocks in the three and nine months ended September 30, 2021. Average prices for low carbon feedstocks used in our production were $0.58 and $0.49, respectively, per pound for the three and nine months ended September 30, 2021, as compared to $0.29 per pound for both the three and nine months ended September 30, 2020. Average soybean oil costs were $0.71 and $0.58, respectively, per pound for the three and nine months ended September 30, 2021, as compared to $0.30 per pound for both the three and nine months ended September 30, 2020. Average canola oil costs were $0.72 and $0.61, respectively, per pound for the three and nine months ended September 30, 2021, as compared to $0.31 per pound for both the three and nine months ended September 30, 2020. Average distillers corn oil costs were $0.59 and $0.50, respectively, per pound for the three and nine months ended September 30, 2021, as compared to $0.26 per pound for both the three and nine months ended September 30, 2020.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $34.4 million and $100.5 million, respectively, for the three and nine months ended September 30, 2021, or 3% and 4%, respectively, of total revenue for the periods, and $31.1 million and $87.0 million, respectively, or 5% for both periods, of total revenue, compared to the same periods in 2020. The increases of $3.3 million and $13.6 million, or 11% and 16%, respectively, resulted primarily from higher employee related compensation and benefits and legal and professional expenses.
Impairment of assets. During the three and nine months ended September 30, 2021, we recorded impairment charges of $3.5 million and $5.2 million related to certain equipment and intangible assets deemed not recoverable given the assets' economic obsolescence. During the same periods of 2020, we recorded impairment charges of $19.3 million related to certain equipment resulting from the probability that the assets will no longer be utilized in future renewable diesel production expansions or are deemed not recoverable given the assets' deteriorating physical conditions.
Other income (expense), net. Other expense was $7.9 million and $14.7 million, respectively for the three and nine months ended September 30, 2021, compared to other income of $0.1 million and $3.6 million, respectively, for the same periods in 2020. Other income (expense) is primarily comprised of gain (loss) on debt extinguishment, interest expense, interest income and other non-operating items. The change in other expense for the three and nine months ended September 30, 2021 was mainly due to interest expense of $8.6 million and $14.0 million, respectively, primarily due to the issuance of our Green Bonds, compared to interest expense of $1.5 million and $6.2 million for the same respective periods in 2020. There was also no gain on lease termination for the three and nine months of 2021 compared to the gain of $4.5 million on lease termination in the first nine months in 2020. The increase in expense was also due to the loss on debt extinguishment in the nine months ended September 30, 2021 of $4.4 million, compared to gains on debt extinguishment of $1.8 million, for the same period in 2020.
Income tax expense. We recognized an income tax expense of $0.7 million and $4.5 million, respectively, for the three and nine months ended September 30, 2021, as compared to an income tax expense of $1.0 million and $4.0 million, respectively, for the same periods in 2020. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period.  Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets and most of our foreign deferred tax assets.

Effects of participating share-based awards. Effects of participating share-based awards was $0.3 million and $1.7 million, respectively, for the three and nine months ended September 30, 2021 compared to $0.4 million and $1.9 million, respectively, for the same periods in 2020.

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

(In thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income	$42,467	$22,663	$161,205	$95,645
Adjustments:
Income tax expense	652	1,046	4,535	4,007
Interest expense	8,619	1,545	14,007	6,154
Depreciation	11,098	9,388	33,100	27,425
Amortization of intangible and other assets	876	591	2,467	1,262
EBITDA	$63,712	$35,233	$215,314	$134,493
Gain on sale of assets	—	—	(39)	(187)
(Gain) loss on debt extinguishment	—	(18)	4,449	(1,809)
Gain on lease termination	—	—	—	(4,459)
Interest income	(1,420)	(777)	(3,916)	(1,327)
Other (income) expense, net	738	(818)	199	(2,178)
Impairment of assets	3,498	19,256	5,236	19,256
Executive severance	—	—	663	—
Stock compensation	1,964	1,811	5,770	5,789
Adjusted EBITDA	$68,492	$54,687	$227,676	$149,578

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
On March 19, 2021, the Company completed an equity offering pursuant to which it sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The net proceeds from the offering were $365.3 million. We currently intend to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of our existing indebtedness and the funding of capital expenditures, including capital expenditures related to the improvements and expansion of our Geismar, Louisiana biorefinery. We may also use a portion of the net proceeds from this offering to finance potential strategic transactions, although we currently have no binding commitments or agreements to complete any such transaction.
On May 20, 2021, the Company completed the sale and issuance of $550.0 million aggregate principal amount of our Green Bonds due 2028. The Company recorded $14.6 million in legal, professional and underwriting fees related to the issuance of the Green Bonds. The Company currently intends to use the net proceeds from the Green Bonds for capital expenditures related to the improvements and expansion of its Geismar, Louisiana biorefinery.
Sources of liquidity. At September 30, 2021, the total of our cash and cash equivalents and marketable securities was $1,044.5 million, compared to $354.0 million at December 31, 2020. At September 30, 2021, we had total assets of $2,444.2 million, compared to $1,461.4 million at December 31, 2020. At September 30, 2021, we had term debt before debt issuance costs of $550.0 million, compared to term debt of $67.0 million at December 31, 2020. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of September 30, 2021.
Our term debt (in thousands) is as follows:

	September 30, 2021	December 31, 2020
5.875% Senior Secured Green Bonds, due 2028	$550,000	$—
4.00% Convertible Senior Notes	—	47,057
REG Capital term loan	—	6,665
REG Ralston term loan	—	13,241
Other	3	14
Total term debt before debt issuance costs	$550,003	$66,977

A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020.
2036 Convertible Senior Notes
In the first half of 2021, the Company received notices of conversions related to the 2036 Convertible Senior Note in total principal amounts of $59.6 million. We elected to settle the respective principal balance of $59.6 million in cash and settle the conversion premium by issuing 4,684,263 shares of common stock from treasury stock. The 2036 Convertible Senior Notes were fully converted as of June 2021 and all obligations thereto have been satisfied and discharged.
During the three and nine months ended September 30, 2020, we used $18.1 million and $75.9 million to repurchase $5.0 million and $30.0 million principal amount of the 2036 Convertible Senior Notes, respectively.

In addition, we had revolving debt (in thousands) as follows:

	September 30, 2021	December 31, 2020
Amount outstanding under line of credit	$—	$—
Maximum available to be borrowed under line of credit	$249,666	$149,666

On September 30, 2021, the Company amended its Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, in order to increase the maximum commitment under the M&L and Services Revolver from $150.0 million to $250.0 million. Availability under this is subject to a borrowing base and if availability is less than 10% of the maximum commitment, ($15.0 million prior to giving effect to the amendment and $25.0 million after giving effect to the amendment), then the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0. Prior to giving effect to this amendment, as of December 31, 2020, the subsidiary borrowers would not have been able to satisfy that fixed charge coverage ratio if availability was less than 10% of the maximum commitment.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months September 30,
	2021	2020
Cash provided by (used in) operating activities	$(43,405)	$554,384
Cash used in investing activities	(256,549)	(333,484)
Cash provided by financing activities	802,269	(174,229)
Net change in cash, cash equivalents and restricted cash	502,315	46,671

Cash, cash equivalents and restricted cash end of period	$590,131	$100,187
In the first nine months of 2021, we used $43.4 million of cash in operations, compared to cash generated from operations of $554.4 million in the first nine months of 2020. The increase in cash used was largely driven by a decrease in collection of receivables of $724.7 million due to the partial collection of the 2019 and 2018 BTC in 2020, combined with an increase in inventory build in the first nine months of 2021 of $164.8 million compared to inventory draw in the first nine months of 2020 of $15.4 million, mainly due to the increase of feedstock costs. These increases in cash used in operations were partially offset by a smaller decrease in outstanding accounts payable for the first nine months of 2021 of $17.8 million compared to a decrease in accounts payable in the same period of 2020 of $228.7 million, largely due to the payment of amounts due to customers for BTC sharing, and an increase in net income ($161.2 million for the nine months ended September 30, 2021 as compared to a net income of $95.6 million for the nine months ended September 30, 2020). The increase in the net income for the nine months ended September 30, 2021 was primarily due to better margins.
We used $256.5 million of cash in investing activity in the first nine months of 2021, compared to $333.5 million of cash used in investing activities in the first nine months of 2020. The decrease in cash used by investing activities was primarily due to net investments of $191.9 million in high quality marketable securities, compared to net investments of $286.7 million in marketable securities in 2020, partially offset by our use of $63.1 million of cash for property, plant and equipment purchases and plant upgrades in 2021 compared to purchases of property, plant, and equipment of $46.9 million in 2020.
Cash flows provided by financing activities for the nine months ended September 30, 2021 was $802.3 million compared to cash used in financing activities of $174.2 million for the nine months ended September 30, 2020. The $976.5 million increase was primarily due to the net proceeds of $535.1 million from the Green Bonds issuance in May 2021 and of $365.3 million from the equity offering in March 2021. There were no net borrowings on the revolving line of credit in the first nine months of 2021 compared to a net repayments of $77.0 million in the same period in 2020.
Capital expenditures. During the nine months ended September 30, 2021, our capital expenditures were $63.1 million involving various plant optimization projects and the Geismar expansion. During 2020, our total capital expenditures were $63.6 million involving various projects, the majority of which were at the Emden (Germany), Seneca, and Geismar facilities.
In October 2020, we announced that we plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together the improvement project for the existing site and planned expansion . The Geismar project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The improvement and expansion project is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the Geismar project is estimated to be $950 million. We have recently broke ground to proceed with construction, which is funded through a combination of cash on hand and marketable securities resulting from our offerings of common stock that closed in March 2021 and our Green Bonds that closed in May 2021 or from borrowings under our credit facilities and other sources. In connection with the planned improvements and expansion, we have entered into construction and marine terminal lease agreements with total commitments as of September 30, 2021 of $430 million. There can be no guarantee that we will be able to increase the capacity of our biorefinery at Geismar, Louisiana on time, at our estimated budget, or at all. The improvements and expansion are subject to a number of conditions and risks.

We estimate that the capital spending for the project will be approximately 15% in 2021, 45% in 2022, with the remainder of spend slated for 2023. At the end of October 2021, we had ordered over 80% of long lead equipment for the project. For capital spend beyond Geismar, we remain on track with our board-approved plan which included approximately $20 million for safety, reliability and asset integrity and approximately $30 million for high return/rapid payback projects.
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
Commodity Price Risk
Over the period from January 2019 through September 30, 2021, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $2.36 per gallon reported in September 2021 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.68 per gallon during this period. Over the period January 2019 to September 30, 2021, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.72 per pound, or $5.41 per gallon of biodiesel, in June 2021, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.38 per pound, or $2.83 per gallon. Over the period from January 2019 through September 30, 2021, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.64 per pound in August 2021 to a low of $0.18 per pound in July 2020, with sales prices averaging $0.30 per pound during this period. Over the period from January 2019 through September 30, 2021, RIN prices (based on prices from OPIS) have ranged from a high of $2.05 in June 2021 to a low of $0.32 in May 2019, with sales prices averaging $0.81 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, low carbon feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first nine months of 2021. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our low carbon feedstock and soybean oil requirements and bio-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2021 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Bio-based Diesel	473.7	gallons	10%	$(206.1)	72.0%
Total Low Carbon Feedstocks	2,224.9	pounds	10%	$(109.4)	38.2%
Total Canola Oil	397.9	pounds	10%	$(24.2)	8.4%
Total Soy Oil	255.5	pounds	10%	$(14.9)	5.2%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and bio-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CME Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $14.4 million at September 30, 2021. A 10% adverse change in the price of CME Soybean Oil would have had a negative effect on the fair value of these instruments of $5.7 million at September 30, 2021. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at September 30, 2021.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act as of the end of the period covered by this report, September 30, 2021. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Since identifying the material weakness and during the nine months ended September 30, 2021, management took the following steps to address the underlying causes of the material weakness and remediate the material weakness:

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

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended September 30, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 27, 2021, a stockholder derivative complaint was filed in the United States District Court for the District of Delaware based on allegations substantially similar to those in the class action, and purporting to assert claims on the Company's behalf against current and former officers and directors for alleged violation of Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets. On August 2, 2021, a second stockholder derivative complaint purportedly arising out of the same events and purporting to assert similar claims, was filed in the Supreme Court for the State of New York. Both of these derivative actions have been stayed.
Given the relatively early stages of these matters, the Company is unable to estimate the reasonably possible loss or range of loss, if any, that may result.
In addition, the Securities and Exchange Commission ("SEC") requested information about the restatement, and the Company cooperated with the SEC. On October 1, 2021, the SEC Staff notified the Company that the Staff terminated its investigation with no enforcement action recommended against the Company, in accordance with SEC guidelines.

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
▪Loss of, substantive changes in, or reductions in federal and state government tax incentives for biomass-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
▪We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California's Low Carbon Fuel Standard, or LCFS; adverse changes in this law, cancellation, suspension, or reductions in the value of LCFS credits would harm our revenues and profits.
▪We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs, or the cancellation, or suspension of such programs, requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
▪The COVID-19 pandemic may adversely impact our business.
▪We derive a substantial portion of our profitability from the production of renewable diesel at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
▪Our planned site improvements and capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, there may be cost overruns and construction delays, the project may suffer from the inability to obtain governmental permits and third party easements required or necessary to initiate or complete the improvement and expansion project which could have a negative effect on revenues and operations.
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
▪Our facilities, our suppliers, vendors and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, which may disrupt our business and increase costs and liabilities. Our plants use feedstocks, chemicals, consumables, catalysts and other components to operate successfully and these may be subject to embargoes, natural disasters, government restrictions, explosions or destructions of supplier or vendor facilities and infrastructure which may limit the supply of such components which could have a negative effect on revenues and operations.
▪Cyberattacks targeting our process control networks or other digital infrastructure could have a material adverse impact on our business and results of operations.
▪In addition to biodiesel and renewable diesel, we store and transport petroleum-based motor fuels. The dangers inherent in the storage and transportation of fuels could cause disruptions in our operations and could expose us to potentially significant losses, costs or liabilities.
▪Our insurance may not protect us against our business and operating risks.
▪We operate in a highly competitive industry and competition in our industry is increasing.
▪Where we are dependent upon one supplier to provide hydrogen or other consumables necessary to execute our renewable diesel production process and the loss of this supplier could disrupt our production processes.
▪Technological advances and changes in production methods in the biomass-based diesel industry could render our plants obsolete and adversely affect our ability to compete.

▪Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate or otherwise misappropriate their intellectual property, our business could be adversely affected.
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
▪We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operating of our facilities or availability of equipment needed for an upgrade may harm our operating performance.
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
The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of October 10, 2021, according to the EPA's website:

	2020	2019	2018	2017	2016	2015
Petitions received	27	32	44	37	29	28
Petitions granted	—	—	31	35	19	7
Petitions denied or withdrawn	—	2	10	1	9	21
Petitions pending	27	30	3	1	1	—
Estimated volume of fuel exempted (million gallons)	—	—	13,420	17,050	7,840	3,070
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	—	1,430	1,820	790	290
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	—%	7.9%	9.5%	4.4%	1.7%

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

Loss of, substantive changes in or reductions in federal and state government tax incentives for bio-based diesel production or consumption may have a material adverse effect on our revenues and operating margins.
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

We derive a significant portion of our revenues from sales of our renewable fuel in the State of California primarily as a result of California’s LCFS; adverse changes in this law, cancellation, suspension or reductions in the value of LCFS credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $395.0 million in the first nine months of 2021. The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first nine months of 2021, LCFS credit prices ranged from a high of $201 per credit in January to a low of $156 per credit in September. If the value of LCFS credits were to materially decrease as a result of over-supply or a lack of demand, our revenues and profits would be seriously harmed. Furthermore, if we experienced reduced demand for our fuels or LCFS credits in California, either as a result of oversupply, competitive pressure, lack of market liquidity, or regulatory change, our revenues and profits would be seriously harmed. In addition, if the fuel we produced is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits would be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs, or the cancellation, or suspension of such programs, requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $394.5 million in the first nine months of 2021. Canadian provinces and certain European countries have policies designed to increase the renewable content in transportation fuels and/or reduce GHG emissions associated with such fuels. As a result of these policies, these markets have become increasingly important markets into which we sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of bio-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of the COVID-19 pandemic, if the fuel we produce is deemed not to qualify for compliance in those markets or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE

The COVID-19 pandemic may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy. While we did not incur significant, unmanageable operational or financial disruptions during the year ended December 31, 2020 or the first nine months of 2021 from the COVID-19 pandemic and its variants and measures to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.
The extent of the impact of the COVID-19 pandemic and its variants on our business, including our planned site improvement and capacity expansion at our Geismar, Louisiana facility, is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We derive a substantial portion of our profitability from the production of RD at our plant in Geismar, Louisiana and any interruption in our operations would have a material adverse effect on operations and financial conditions.
RD carries a premium price compared to biodiesel as a result of a variety of factors including its ability to be blended with petroleum diesel, better cold weather performance, and generation of more RINs on a per gallon basis. We estimate that our RD production in Geismar, Louisiana generated a significant portion of our net income from continuing operations and our non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, ("EBITDA") for the first nine months of 2021 and 2020. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to any reason, such as due to natural disasters, it would have a disproportionately significant and material adverse impact on our operations and financial conditions.

Our planned site improvements and capacity expansion at our Geismar, Louisiana facility will require significant capital expenditures and there is no guarantee that the project will be completed on time or on budget, there may be cost overruns and construction delays, the project may suffer from the inability to obtain governmental permits and third party easements required or necessary to initiate or complete the improvement and expansion project which could have a negative effect on revenues and operations.
In October 2020, we announced a plan to expand the effective capacity of our Geismar, Louisiana biorefinery. The Geismar project brings together an improvement project for the existing site with the planned expansion. The Geismar project is expected to take total site production capacity from 90 million to 340 million gallons, enhance existing operations and improve operational reliability and logistics. The improvement and expansion is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the Geismar project is estimated to be $950 million. We have received all required permits to proceed with construction and recently obtained funding to begin the project with a combination of cash on hand, marketable securities, borrowings under our credit facilities, and proceeds from our public offering of common stock that closed in March 2021 and our Green Bonds that closed in May 2021, as discussed below, or from other sources. In addition, we have agreed upon a long-term marine terminal lease for terminal and logistics services. There is no guarantee that the project will be completed timely or within budget. If there are cost overruns or construction delays, or if we are not able to obtain the governmental permits and third party easements required or necessary to initiate or complete the project, there could be a negative effect on our revenues and operations.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices increased throughout the first nine months of 2021 as a result of slow economic recover from the pandemic and continued increases in commodity prices, ranging from a high of $2.34 per gallon to a low of $1.46 per gallon.
In addition, an element of the price of bio-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the bio-based diesel category, as reported by the OPIS, have been sharply trending higher in the first nine months of 2021, ranging from $0.94 to $2.05 per RIN, while in 2020, RIN prices were highly volatile ranging from $0.37 to $1.03 per RIN. For the past several years there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our bio-based diesel.
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
Historically, the spread between bio-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $0.97 in 2019, $1.12 in 2020 and $1.23 in the first nine months of 2021, assuming eight pounds of choice white grease yields one gallon of bio-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.59 in 2019, $0.70 in 2020 and $0.82 in the first nine months of 2021, assuming 7.5 pounds of soybean oil yields one gallon of bio-based diesel. For 2019, 2020 and the first nine months of 2021, approximately 71%, 65% and 77%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 29%, 35% and 23%, respectively, was virgin vegetable oils. When the spread between bio-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $11.6 million and $0.4 million from our derivative financial instrument trading activity for the three and nine months ended September 30, 2021, respectively, compared to a risk management gains of $7.5 million and $56.3 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the net notional volumes of NY Harbor ULSD, CME Soybean Oil and NYMEX Natural Gas covered under our open risk management contracts were approximately 62 million gallons, 96 million pounds and 2 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $14.4 million on the fair value of these instruments at September 30, 2021. A 10% positive change in the price of CME Soybean Oil would have had a positive effect of $5.7 million on the fair value of these instruments at September 30, 2021. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls.  In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all.  Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 16%, 19% and 17% of our total biodiesel gallons sold in each of the first nine months of 2021, and the full year periods for 2020 and 2019, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of bio-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

Our facilities, suppliers and vendors and our customers' facilities are subject to risks associated with fire, explosions, leaks, and natural disasters, including climate change, which may disrupt our business and increase costs and liabilities. Our plants use feedstocks, chemicals, consumables, catalysts and other components to operate successfully and these may be subject to embargoes, natural disasters, government restrictions, explosions or destructions of supplier or vendor facilities and infrastructure, which may limit the supply of such components which could have a negative effect on revenues and operations.
Because bio-based diesel and some of its inputs and outputs are combustible and/or flammable, a leak, fire or explosion may occur at a plant or customer’s, supplier's or vendor's facility which could result in damage to the plant and nearby properties, injury or death to employees and others, and interruption of operations. For example, we experienced fires at our Geismar facility in April 2015 and again in September 2015 and there was a fire at our Madison facility in June 2017. As a result of these fires, people were injured, and the affected facilities were shut down for lengthy periods while repairs and upgrades were completed.
The operations at our facilities are also subject to the risk of natural disasters. Our Geismar facility, due to its Gulf Coast location, is vulnerable to hurricanes and flooding, which may cause plant damage, injury or death to employees and others and interruption of operations. For example, in late August 2021, Hurricane Ida hit Louisiana causing reduced operating days at our Geismar facility as a result of the damaging winds and flooding that created necessary safety checks for our employees and the facility before it was deemed safe to restart operations at the facility. As another example, in August 2016 we experienced reduced operating days at our Geismar facility as a result of local area flooding and reduced operating days at our former Houston facility as a result of Hurricane Harvey in August 2017. A majority of our facilities are located in the Midwest and are subject to tornado activity. In addition, California has become one of our largest markets, serviced by our Geismar and Midwest facilities. An earthquake or other natural disaster could disrupt our ability to transport, store and deliver products to California. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The Company's operations could be exposed to a number of physical risks from climate change, such as changes in rainfall rates, rising sea levels, reduced water availability, higher temperatures, fire and other extreme weather events. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
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
Our operations are reliant on a number of consumables and other components as well as services that are provided by third party suppliers that are critical to our manufacturing processes and overall supply chain. The loss of one of these suppliers may have a significant impact on our business and result in production delays while we seek alternative sources for supply. For example, our European operations rely on the availability of a particular catalyst. In 2021, the supplier of the catalyst experienced a large explosion at its facility resulting in the interruption of supply of the catalyst. The resulting disruption resulted in the suspension of operations at our facilities in Germany for a period of time while replacement solutions and other suppliers were located.

Cyberattacks targeting our process control networks or other digital infrastructure could have a material adverse impact on our business and results of operations.

There are numerous and evolving risks to our cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. These cyber threat actors, whether internal or external to us, are becoming more sophisticated and coordinated in their attempts to access our information technology (IT) systems and data, including the IT systems of cloud providers and other third parties with whom we conduct business. Although we devote resources to prevent unwanted intrusions and to protect our systems and data, whether such data is housed internally or by external third parties, it is possible we may experience cyber incidents of varying degrees in the conduct of our business. Cyber threat actors could compromise our process control networks or other critical systems and infrastructure, resulting in disruptions to our business operations, injury to people, harm to the environment or our assets, disruptions in access to our financial reporting systems, or loss, misuse or corruption of our critical data and proprietary information, including our intellectual property and business information and that of our employees, customers, partners and other third parties. Any of the foregoing can be exacerbated by a delay or failure to detect a cyber incident or the full extent of such incident. Further, we have exposure to cyber incidents and the negative impacts of such incidents related to our critical data and proprietary information housed on third-party IT systems, including the cloud. Additionally, authorized third-party IT systems or software can be compromised and used to gain access or introduce malware to our IT systems that can materially impact our business. Regardless of the precise method or form, cyber events could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on our business and results of operations.

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

We operate in a highly competitive industry and competition in our industry is increasing.
The bio-based diesel industry has historically been primarily comprised of smaller entities that engage exclusively in biodiesel production, large integrated agribusiness companies that produce biodiesel along with their soybean crush businesses. More recently, integrated petroleum companies have announced construction of renewable diesel facilities. We face competition for capital, labor, feedstocks and other resources from these companies. In the United States, we compete with soybean processors, including Archer-Daniels-Midland Company, Cargill, and Louis Dreyfus Commodities. In Europe, we compete directly with Greenergy, KFS, Mercuria, Neste and Sunoil. Our indirect competitors in the European market are British Petroleum, Cargill, Shell and Vitol.

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
According to EIA's Short Term Energy Outlook projections, production of bio-based diesel and advanced biofuels is expected to increase by 19% in 2021 as compared to 2020. The increased production of bio-based diesel or advanced biofuels may increase the demand and prices for feedstocks and other inputs which may materially adversely affect our profitability and results of operations. For example, we recently announced the shut down of our Houston, Texas biodiesel facility. The combination of increasing margin pressure, driven by higher feedstock costs, and a high fixed cost lease structure made the facility economically unattractive.
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
Where we are dependent upon one supplier to provide hydrogen or other consumables necessary to execute our renewable diesel production processes and the loss of this supplier could disrupt our production processes.
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

Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate or otherwise misappropriate their intellectual property, our business could be adversely affected.
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
A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments or settlement fees. Further, a third party claim, if successful, could secure a judgment that requires us to pay substantial damages, limit our operations or obtain injunctive relief requiring a design around or other solutions and options to be developed.

Increases in transportation costs or disruptions in transportation services could have a material adverse effect on our business.
Our business depends on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors. Prices per Platts Group 3 (Midwest) decreased steadily in the first two months of 2020 and then plummeted to its low point in late April of $0.62 and prices slowly increased through mid-November and then increased more rapidly ending the year at $1.46. In the first nine months of 2021, the price of diesel continued to climb from $1.46 at the start of the year to $2.36 at September 30, 2021.
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
If we continue to be unable to increase our prices as a result of increased fuel costs charged to us by transportation providers, or transportation services are unable to provide trucks due to labor shortages, our gross margins may be materially adversely affected. If any transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture products on a timely basis. Shipments of products and raw materials may be delayed and any such delay or failure could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

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

We incur significant expenses to maintain and upgrade our operating equipment and plants, and any interruption in the operation of our facilities or availability of equipment needed for an upgrade may harm our operating performance.
The machines and equipment that we use to produce our products are complex, have many parts and some operate on a continuous basis. We must perform routine maintenance on our equipment and will have to periodically replace a variety of parts and components. In addition, our facilities require periodic shutdowns to perform major maintenance and upgrades. Other equipment may have a long lead time requirement if equipment is damaged and needs to be replaced or may otherwise be unavailable to continue operations. These scheduled shutdowns of facilities result in decreased sales and increased costs in the periods in which a shutdown occurs and could result in unexpected operational issues as a result of changes to equipment, operational and mechanical processes made during the shutdown.

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

At September 30, 2021 our total term debt before debt issuance costs was $550.0 million. This includes $550.0 million aggregate carrying value on our $550.0 million face amount, 5.875% senior secured Green Bonds due June 2028, which we refer to as the “Green Bonds”. At September 30, 2021, we had $249.7 million of unused revolving commitments under our line of credit, subject to borrowing base limitations.

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
◦prevent us from raising the funds necessary to repurchase notes evidencing the Green Bonds tendered to us if there is a change of control; a change of control which would also constitute a default under the M&L and Services Revolver and the Indenture, dated as of May 20, 2021, pursuant to which the Green Bonds were issued (the “Indenture”) and;
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

There are limitations on our ability to utilize the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount that we may borrow under the M&L and Services Revolver is $250.0 million. In addition, the commitments of the lenders under the M&L and Services Revolver further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would be triggered if availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $25 million. At September 30, 2021, the M&L and Services Revolver had approximately $249.7 million of unused revolving commitments, after effect of borrowing base limitations. However, it is possible that availability under the M&L and Services Revolver could fall below the applicable threshold in a future period. If the covenant trigger were to occur, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0 to 1.0 for the preceding twelve month period.

As of September 30, 2021, the fixed charge coverage ratio for the M&L and Services Revolver was above 1.0, which is the minimum amount required for compliance with this ratio. As noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.

We and our subsidiaries may incur substantial additional indebtedness, including additional secured indebtedness, in the future. At September 30, 2021, we had $249.7 million of unused revolving commitments under the M&L and Services Revolver, subject to borrowing base limitations. We currently expect to fund the estimated $950 million of capital expenditures in connection with the improvement and expansion of our Geismar, Louisiana facility with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt (including the equity offering completed in March 2021 and the offering of the Green Bonds) or from other sources. If we are unable to complete the improvement and expansion within the estimated budget, we will require additional funds to do so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Additionally, debt financing arrangements may also be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long term permanent financing or additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 2, 2021, the Compensation Committee of the Board of Directors of Renewable Energy Group, Inc. (the “Company”) adopted the Renewable Energy Group Executive Severance Plan (the “Executive Severance Plan”) effective the same date. Eligible participants will generally include full-time employees of the Company with titles at or above vice president who are selected to participate by the Company’s Chief Executive Officer. Cynthia J. Warner, the Company’s President and Chief Executive Officer, will not participate in the Executive Severance Plan.
Under the Executive Severance Plan, upon a termination following a change in control (as defined in the Executive Severance plan), eligible participants are entitled to receive (i) a cash severance payment equal to two times the participant's annual base salary; (ii) a prorated bonus under the Company’s Annual Incentive Plan; (iii) full accelerated vesting of each unvested and outstanding equity award subject to time-based vesting and each unvested and outstanding performance-based equity award based on the achievement of the performance goals at the greater of target or actual performance; and (iv) continued medical or dental coverage at applicable active employee rates for up to 12 months.
Under the Executive Severance Plan, upon termination not following a change in control, eligible participants are entitled to receive (i) a cash severance payment equal to one times the participant’s annual base salary; (ii) a prorated bonus under the Company’s Annual Incentive Plan; (iii) accelerated vesting of each unvested and outstanding equity award subject to time-based vesting in an amount equal to the number of additional shares that would have vested assuming such award vested in equal monthly installments over the award’s original vesting term; (iv) accelerated vesting of each unvested and outstanding equity award subject to performance-based vesting in an amount equal to the number of additional shares that would have vested assuming such award vested in equal monthly installments over the award’s original vesting term, if applicable, and based on actual satisfaction of the performance goals; and (v) continued medical or dental coverage at applicable active employee rates for up to 12 months.
Receipt of the benefits under the Executive Severance Plan will be subject to the recipient’s agreement to a non-compete covenant, a non-solicit covenant, a non-disparagement covenant, a covenant regarding the treatment of confidential information, and a general release of claims.
The foregoing description of the Executive Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Severance Plan, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1	Agreement of General Conditions, dated as of August 3, 2021, by and between IMTT-Geismar and REG Geismar, LLC*
10.2	Severance Plan**
10.3
Amendment No. 17 to Credit Agreement, dated as of September 30, 2021, by and among the lenders identified on the signature pages thereto, Wells Fargo Capital Finance, LLC, as agent REG Services Group, LLC and REG Marketing and Logistics Group, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 4, 2021 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit have been redacted pursuant to SEC rules regarding confidential treatment.
** Management contract or compensatory plan, contract or arrangement.
*** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY GROUP, INC.

Dated:	November 4, 2021	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2021	By:	/s/ R. Craig Bealmear
R. Craig Bealmear
Chief Financial Officer (Principal Financial Officer)

Dated:	November 4, 2021	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer & Controller (Principal Accounting Officer)