Form 10-Q
period 2022-03-31
Renewable Energy Group, Inc.
filed 2022-05-05
CIK 1463258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

As of April 30, 2022, the registrant had 50,507,290 shares of Common Stock outstanding.

3

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations of future operations, are forward-looking statements. The words "believe," "may," "will," "would," "might," "could," "estimate," "continue," "anticipate," "design," "intend," "plan," "seek," "potential," "expect" and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•our pending merger transaction with Chevron Corporation (the "Merger") and the amount of costs, fees and expenses related to the Merger;
•the risk that the Agreement and Plan of Merger, dated as of February 27, 2022, by and among Chevron Corporation, a Delaware corporation, Cyclone Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Chevron, and Renewable Energy Group, Inc. (as it may be amended from time to time, the "Merger Agreement"), may be terminated in circumstances requiring REG to pay a termination fee;
•the inability to consummate the transaction within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the Merger;
•the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others;
•our business plans and strategies, including, but not limited to, our downstream objectives and undertakings and the proposed capacity expansion of our Geismar, Louisiana renewable diesel ("RD") biorefinery, including financing such expansion;
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
•operating risks and the impact of disruptions to our business including, but not limited to, closures at our plant located in Geismar, Louisiana and the COVID-19 pandemic, including any potential resurgence of COVID-19 such as from the more transmissible Delta and Omicron variant strains; and
•assumptions underlying or relating to any of the foregoing.
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors, including but not limited to those Risk Factors discussed in Item 1A of Part II, could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our
4

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
5

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$340,703	$497,653
Marketable securities	342,572	290,818
Accounts receivable (net of allowance for doubtful accounts of $1,111 and $1,814, respectively)	212,584	158,187
Inventories	550,612	453,592
Prepaid expenses and other assets	134,659	93,443
Restricted cash	3,000	4,218
Total current assets	1,584,130	1,497,911
Long-term marketable securities	104,131	167,767
Property, plant and equipment, net	727,052	677,444
Right of use assets	54,178	51,730
Goodwill	40,066	43,864
Intangible assets, net	52,028	53,175
Deferred income tax assets	5,514	6,171
Other assets	60,947	60,882
TOTAL ASSETS	$2,628,046	$2,558,944
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of operating lease obligations	$13,217	$13,026
Accounts payable	221,982	162,847
Accrued expenses and other liabilities	46,003	53,884
Deferred revenue	26,890	16,856
Total current liabilities	308,092	246,613
Deferred income tax liabilities	3,896	4,659
Long-term debt (net of debt issuance costs of $12,727 and $13,243, respectively)	537,273	536,757
Long-term operating lease obligations	40,778	38,989
Other liabilities	4,034	4,100
Total liabilities	894,073	831,118
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock ($0.0001 par value; 300,000,000 shares authorized; 50,469,456 and 50,294,505 shares outstanding, respectively)	6	6
Common stock—additional paid-in-capital	710,967	709,186
Retained earnings	1,117,507	1,105,030
Accumulated other comprehensive loss	(5,370)	(2,111)
Treasury stock (6,333,133 and 6,240,907 shares outstanding, respectively)	(89,137)	(84,285)
Total equity	1,733,973	1,727,826
TOTAL LIABILITIES AND EQUITY	$2,628,046	$2,558,944
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2022	March 31, 2021
REVENUES:
Bio-based diesel sales	$757,914	$449,894
Separated RIN sales	111,474	29,601
Bio-based diesel government incentives	63,729	60,249
	933,117	539,744
Other revenue	2,872	—
	935,989	539,744

COSTS OF GOODS SOLD	868,239	465,942
GROSS PROFIT	67,750	73,802
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	48,712	31,177
(GAIN) ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT	(1,935)	—
IMPAIRMENT OF ASSETS	2,748	822
INCOME FROM OPERATIONS	18,225	41,803
OTHER EXPENSE, NET:
(Loss) on debt extinguishment	—	(1,922)
Interest income	496	652
Other income (expense)	1,656	1,439
Interest expense	(7,479)	(1,117)
	(5,327)	(948)
INCOME BEFORE INCOME TAXES	12,898	40,855
INCOME TAX EXPENSE	(421)	(1,633)
NET INCOME	$12,477	$39,222

LESS—EFFECT OF PARTICIPATING SHARE-BASED AWARDS	85	639
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,392	$38,583
Basic net income per share available to common stockholders:
Net income per share	$0.25	$0.95
Diluted net income per share available to common stockholders:
Net income per share	$0.25	$0.88
Weighted-average shares used to compute basic net income per share available to common stockholders:
Basic	50,338,496	40,425,593
Weighted-average shares used to compute diluted net income per share available to common stockholders:
Diluted	50,558,898	43,661,568
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended
	March 31, 2022	March 31, 2021
Net income	$12,477	$39,222
Unrealized gains (losses) on marketable securities, net of taxes of $— and $(11), respectively	(1,831)	(173)
Foreign currency translation adjustments	(1,428)	(1,337)
Other comprehensive income (loss)	(3,259)	(1,510)
Comprehensive income	$9,218	$37,712
See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(in thousands, except share amounts)

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2022	50,294,505	$6	$709,186	$1,105,030	$(2,111)	$(84,285)	$1,727,826
Conversion of restricted stock units to common stock (net of 78,021 shares of treasury stock purchased)	143,068	—	—	—	—	(4,538)	(4,538)
Settlement of stock appreciation rights in common stock (net of 14,205 shares of treasury stock purchased)	31,883	—	(475)	—	—	(314)	(789)
Stock compensation expense	—	—	2,256	—	—	—	2,256
Other comprehensive loss	—	—	—	—	(3,259)	—	(3,259)
Net income	—	—	—	12,477	—	—	12,477
BALANCE, March 31, 2022	50,469,456	$6	$710,967	$1,117,507	$(5,370)	$(89,137)	$1,733,973

	Company Stockholders’ Equity
	Common Stock Shares	Common Stock	Common Stock - Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE, January 1, 2021	39,334,839	$5	$392,247	$891,211	$1,160	$(110,668)	$1,173,955
Conversion of restricted stock units to common stock (net of 150,906 shares of treasury stock purchased)	254,396	—	—	—	—	(10,026)	(10,026)
Settlement of stock appreciation rights in common stock (net of 2,598 shares of treasury stock purchased)	4,673	—	(176)	—	—	(1,431)	(1,607)
Equity issuance (net of issuance costs of $19,970)	5,750,000	1	365,279	—	—	—	365,280
Settlement of 2036 convertible senior notes conversions (net of tax impact of $1,143)	2,195,836	—	(26,183)	—	—	22,946	(3,237)
Stock compensation expense	—	—	1,844	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	39,222	—	—	39,222
BALANCE, March 31, 2021	47,539,744	$6	$733,011	$930,433	$(350)	$(99,179)	$1,563,921

RENEWABLE ENERGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,477	$39,222
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation expense	10,497	10,915
Amortization expense of assets and liabilities, net	6,790	4,701
Accretion of convertible note discount	—	179
Amortization of marketable securities	1,018	659
Gain on sale of property, plant and equipment	(1,935)	—
Loss on debt extinguishment	—	1,922
Provision (benefit) for doubtful accounts	(301)	21
Impairment of property, plant and equipment	2,748	822
Stock compensation expense	2,256	1,844
Deferred tax expense	806	1,000
Other operating activities	(34)	49
Changes in assets and liabilities:
Accounts receivable, net	(52,339)	13,770
Inventories	(97,100)	(80,664)
Prepaid expenses and other assets	(42,563)	(16,241)
Accounts payable	50,583	(24,865)
Accrued expenses and other liabilities	(5,697)	(5,908)
Operating lease obligations	(3,757)	(4,158)
Deferred revenue	10,033	(4,264)
Cash used in operating activities	(106,518)	(60,996)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for marketable securities	(53,257)	(93,092)
Cash received from maturities of marketable securities	62,184	90,722
Cash paid for purchase of property, plant and equipment	(58,534)	(10,487)
Cash receipts for sale of property, plant and equipment	3,984	—
Other investing activities	(500)	(1,500)
Cash used in investing activities	(46,123)	(14,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid on notes payable	—	(27,159)
Cash received from equity offering	—	385,250
Cash paid for equity offering costs	—	(19,565)
Cash paid for conversion of restricted stock units and stock appreciation rights	(5,327)	(11,633)
Cash provided from (used in) financing activities	(5,327)	326,893
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(157,968)	251,540
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning of period	501,871	88,218
Effect of exchange rate changes on cash	(200)	(223)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, End of period	$343,703	$339,535

(continued)

RENEWABLE ENERGY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	March 31, 2022	March 31, 2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$1,662	$913
Cash paid for interest	$180	$606
Leased assets obtained in exchange for new operating lease liabilities	$6,121	$11,293

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Amounts included in period-end accounts payable for:
Purchases of property, plant and equipment	$29,427	$5,701
Equity issuance costs	$—	$405
(concluded)

See notes to condensed consolidated financial statements.

RENEWABLE ENERGY GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2022 and 2021
(unaudited)
(in thousands, except share and per share amounts)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF THE BUSINESS
The condensed consolidated financial statements have been prepared by Renewable Energy Group, Inc. and its subsidiaries (the "Company" or "REG"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K filed on March 1, 2022. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
The Company currently owns and operates a network of eleven bio-based diesel production facilities, with nine locations in North America and two locations in Europe, and an aggregate nameplate production capacity of 470 million gallons per year ("mmgy"). Ten of these plants are “multi-feedstock capable”, which allows them to use a broad range of low carbon feedstocks, such as distillers corn oil, used cooking oil and inedible animal fats in addition to vegetable oils, such as soybean oil, and canola oil.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following accounting policies should be read in conjunction with a summary of the significant accounting policies the Company has disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.
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

As of March 31, 2022 and 2021, current restricted cash was $3,000 and $3,746 for each period, representing pledges for outstanding letters of credit issued to support our operations. See the table below for reconciliation of "Cash, Cash Equivalents and Restricted Cash" in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$340,703	$335,789
Restricted cash	3,000	3,746
Total cash, cash equivalents and restricted cash in the Condensed Statements of Cash Flows	$343,703	$339,535

Marketable Securities
The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). The Company classifies its marketable securities as either current or long-term based on each instrument's underlying contractual maturity date. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates such investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company's intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be allocated based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell a material portion of marketable securities as of March 31, 2022. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.
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
During the three months ended March 31, 2022, the Company recorded impairment charges of $2,748 related to certain property, plant and equipment due to the change in the intent to utilize these assets and that the carrying amounts of these assets deemed not recoverable given the assets' deteriorating physical conditions identified during the period.
During the first quarter of 2021, the Company recorded impairment charges of $822 related to certain equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during the period.
Green Notes
On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount of 5.875% senior secured notes due in 2028 (the "Green Notes"). The Company recorded $14,619 in legal, professional and underwriting fees related to the issuance of the Green Notes. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the improvement and expansion of its Geismar, Louisiana biorefinery. See "Note 8—Debt" for a further description of the Green Notes.
Security Repurchase Program
In February 2020, the Company's Board of Directors approved a repurchase program of up to $100,000 of the Company's shares of common stock and/or its previously outstanding convertible notes (the "2020 Program"). Under this program, the Company may repurchase shares from time to time in open market transactions, privately negotiated transactions or by other means. The timing and amount of repurchase transactions under the program are determined by the Company's management based on its evaluation of market conditions, share price, legal requirements and other factors.
There were no repurchases under the 2020 Program in the three months ended March 31, 2022, and the remaining amount of the 2020 Program was $91,914 as of March 31, 2022.
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
•resale of biodiesel, RD and petroleum and petroleum-based products acquired from third parties, along with the sale of RD and petroleum-based products further blended with biodiesel produced at our wholly owned facilities or acquired from third parties;
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

Disaggregation of revenue:
All revenue recognized in the income statement, except for Bio-based diesel Government Incentives, is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to product line and segment:

	Reportable Segments
Three months ended March 31, 2022	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$492,944	$—	$—	$(1,107)	$491,837
Petroleum diesel and other petroleum-based product sales	85,719	—	88,904	—	174,623
LCFS credit sales	50,470	—	—	—	50,470
Separated RIN sales	111,474	—	—	—	111,474
Co-product sales	28,823	—	—	—	28,823
Raw material sales	2,893	—	—	—	2,893
Other bio-based diesel revenue	9,268	—	—	—	9,268
Other revenues	2,870	68,252	—	(68,250)	2,872
Total revenues from contracts with customers	$784,461	$68,252	$88,904	$(69,357)	$872,260
Bio-based diesel government incentives	63,729	—	—	—	63,729
Total revenues	$848,190	$68,252	$88,904	$(69,357)	$935,989

Three months ended March 31, 2021	Bio-based Diesel	Services	Corporate and other	Intersegment Revenues	Consolidated Total
Bio-based diesel sales	$348,974	$—	$—	$(1,027)	$347,947
Petroleum diesel and other petroleum-based product sales	—	—	40,509	—	40,509
LCFS credit sales	38,311	—	—	—	38,311
Separated RIN sales	29,601	—	—	—	29,601
Co-product sales	11,684	—	—	—	11,684
Raw material sales	1,679	—	—	—	1,679
Other bio-based diesel revenue	9,764	—	—	—	9,764
Other revenues	—	17,352	—	(17,352)	—
Total revenues from contracts with customers	$440,013	$17,352	$40,509	$(18,379)	$479,495
Bio-based diesel government incentives	60,249	—	—	—	60,249
Total revenues	$500,262	$17,352	$40,509	$(18,379)	$539,744

Contract balances:

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
Trade accounts receivable, gross	$160,289	$108,443
Short-term contract liabilities (deferred revenue)	$(12,736)	$(1,822)
Short-term contract liabilities (accounts payable)	$(699)	$(699)

The Company receives payments from customers based upon contractual billing schedules and accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. Significant changes to the contract liabilities during the three months ended March 31, 2022 and 2021 are as follows:

	January 1, 2022	Cash receipts (Payments)	Less: Impact on Revenue	March 31, 2022
Deferred revenue	$1,822	$75,475	$64,561	$12,736
Payables to customers related to BTC	699	—	—	699
	$2,521	$75,475	$64,561	$13,435

	January 1, 2021	Cash receipts (Payments)	Less: Impact on Revenue	March 31, 2021
Deferred revenue	$946	$12,963	$13,306	$603
Payables to customers related to BTC	914	—	215	699
	$1,860	$12,963	$13,521	$1,302

New Accounting Standards
On March 12, 2020, the FASB issued ASU 2020-04, which provides a relief that is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Optional expedients are provided for contract modification accounting under the following Codification topics and subtopics: ASC 310, Receivables; ASC 470, Debt; ASC 840 or ASC 842, Leases; and ASC 815-15, Derivatives and Hedging: Embedded Derivatives. The ASU also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020, through December 31, 2022. The Company has determined that the impact of the guidance on its condensed consolidated financial statements is not material.
On August 5, 2020, the FASB issued ASU 2020-06, which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company has determined that the guidance has no material impact on its condensed consolidated financial statements.
On October 28, 2021, the FASB issued ASU 2021-08, which updates the guidance related to the acquisition of revenue contracts in a business combination. The new guidance requires that the acquiring entity recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date the acquirer should recognize the contract assets and liabilities under Topic 606 as they would have been recognized at contract origination rather than at fair value at the time of the acquisition. The intent is to create more comparability of recognition and measurement of the acquired contracts in business combinations. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed consolidated finance statements.
On November 17, 2021, the FASB issued ASU 2021-10, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the provision either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. Early adoption is permitted. The Company has determined that the impact of the guidance on its condensed consolidated financial statements is not material.
On March 28, 2022, the FASB issued ASU 2022-01, which updates the guidance related to the optional hedge accounting model. The guidance better portrays the economic results of an entity's risk management activities in its financial statements by expanding the scope of ASU 2017-12. The expansion allows for multiple hedged layers to be designated for a single closed portfolio of financial instruments or one or more beneficial interests secured by a portfolio of financial instruments, which is referred to as a portfolio layer method hedge. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio. The guidance for ASU 2022-10 is effective for public business entities December 15, 2022. Upon adoption, The Company must decide within 30 days which securities already in closed portfolios will be designated in a portfolio layer method hedge. The Company is evaluating the impact of guidance on its condensed consolidated financial statements.

NOTE 3 — ACQUISITIONS

On December 30, 2021, the Company acquired 100% of the stock of Amber Resources. Amber Resources is one of the leading full-service petroleum distributors and providers in Southern California, offering a broad product line of fuel, lubricants and diesel exhaust fluid ("DEF") solutions via highly differentiated, service-oriented model. Amber Resources is consolidated into REG in accordance with ASC 805, Business Combinations and is part of the Bio-based Diesel Reportable Segment. The Company completed its preliminary accounting of this business combination as the valuation of the acquired assets and assumed liabilities, including a tax reserve, was not finalized as of the date of this report. The consideration for the acquisition of Amber Resources, after adjusting for net working capital items allowed under the purchase agreement, was $78,434.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

December 30, 2021
Assets (liabilities) acquired of Amber Resources:
Cash	$5,643
Accounts receivable (net of allowance for doubtful accounts)	15,502
Inventory	8,830
Other current assets	4,558
Property, plant and equipment	16,248
Right of use assets	15,773
Intangibles	45,000
Goodwill	23,986
Other assets	4,023
Total assets acquired	139,563

Accounts payable	20,467
Accrued expenses and other liabilities	9,495
Current maturities of operating lease obligations	1,528
Other liabilities	2,625
Deferred income taxes	12,600
Long-term operating lease obligations	14,414
Total liabilities acquired	$61,129

NOTE 4 — MARKETABLE SECURITIES
The Company's investments in marketable securities are stated at fair value and are available-for-sale. The following table summarizes the Company's investments in marketable securities:

	March 31, 2022
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$109,247	$—	$(228)	$109,019
Corporate bonds	Within one year	224,119	2	(897)	223,224
Municipal bonds	Within one year	10,392	—	(63)	10,329
Total		$343,758	$2	$(1,188)	$342,572
Long-term marketable securities
Corporate bonds	Within one - five years	$103,953	$—	$(1,293)	$102,660
Municipal bonds	Within one - five years	1,500	—	(29)	1,471
Total		$105,453	$—	$(1,322)	$104,131

	December 31, 2021
	Maturity	Gross Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Short-term marketable securities
Commercial paper	Within one year	$116,937	$1	$(36)	$116,902
Corporate bonds	Within one year	166,311	2	(170)	166,143
Municipal bonds	Within one year	7,781	—	(8)	7,773
Total		$291,029	$3	$(214)	$290,818
Long-term marketable securities
Corporate bonds	Within one - five years	$164,071	$—	$(437)	$163,634
Municipal bonds	Within one - five years	4,162	—	(29)	4,133
Total		$168,233	$—	$(466)	$167,767
NOTE 5 — INVENTORIES
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$196,661	$168,039
Work in process	7,971	7,920
Finished goods	345,980	277,633
Total	$550,612	$453,592
Inventories are valued at the lower of cost or net realizable value. Cost is determined based on the first-in, first-out method. There were no lower of cost or market adjustments made to the inventory values reported as of March 31, 2022 and December 31, 2021.

NOTE 6 — OTHER ASSETS
Prepaid expense and other assets consist of the following:

	March 31, 2022	December 31, 2021
Commodity derivatives and related collateral, net	$46,735	$9,651
Prepaid expenses	26,890	25,537
Deposits	1,777	1,830
RIN inventory	5,643	5,741
Taxes receivable	46,866	43,735
Other	6,748	6,949
Total	$134,659	$93,443
RIN inventory is valued at the lower of cost or net realizable value. There were no lower of cost or market adjustments made to the inventory values reported as of March 31, 2022 and December 31, 2021.
Other noncurrent assets consist of the following:

	March 31, 2022	December 31, 2021
Investments	$16,261	$15,724
Spare parts inventory	2,767	2,756
Catalysts	14,985	14,985
Deposits	357	357
Long term notes receivable	11,307	11,259
Other	15,270	15,801
Total	$60,947	$60,882

NOTE 7 — INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2022
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(4,381)	$1,849
RD technology	8,300	(4,334)	3,966
Trade names	4,700	(235)	4,465
Acquired customer relationships	45,047	(3,299)	41,748
Other intangibles	200	(200)	—
Total intangible assets	$64,477	$(12,449)	$52,028

	December 31, 2021
	Cost	Accumulated Amortization	Net
Raw material supply agreement	$6,230	$(4,296)	$1,934
RD technology	8,300	(4,196)	4,104
Trade names	4,700	—	4,700
Acquired customer relationships	44,947	(2,510)	42,437
Other intangible assets	200	(200)	—
Total intangible assets	$64,377	$(11,202)	$53,175
The Company recorded intangible amortization expense of $1,247 for the three months ended March 31, 2022, and $382 for the three months ended March 31, 2021.
The estimated intangible asset amortization expense for the remainder of 2022 through 2027 and thereafter is as follows:

April 1, 2022 through December 31, 2022	$3,937
2023	5,128
2024	5,136
2025	5,202
2026	4,388
2027 and thereafter	28,237
Total	$52,028
NOTE 8 — DEBT
The following table shows the Company’s term debt:

	March 31, 2022	December 31, 2021
5.875% Senior Secured Green Notes, due 2028	$550,000	$550,000
Less: Debt issuance costs (net of accumulated amortization of $1,892 and $1,376, respectively)	12,727	13,243
Total long-term debt	$537,273	$536,757

Green Notes

On May 20, 2021, the Company completed the sale and issuance of $550,000 aggregate principal amount 5.875% senior secured notes due 2028 pursuant to an indenture, dated May 20, 2021 (the “Indenture”), by and among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, N.A., a national banking association, as trustee. The Green Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2021. The Green Notes will mature on June 1, 2028, unless earlier repurchased or redeemed. The Company currently intends to use the net proceeds from this offering for capital expenditures related to the improvement and expansion of its Geismar, Louisiana RD biorefinery. The Company recorded $14,619 in legal, professional and underwriting fees related to the issuance of the Green Notes. These financing costs are being amortized using the effective interest method over the term of the debt. Prior to June 1, 2024, the Company may, at its option but subject to the conditions in the Indenture, (i) redeem up to 35% of the aggregate principal amount of the Green Notes at a redemption price equal to 105.875% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date, with the net cash proceeds received by the Company in one or more equity offerings; provided that at least 65% of the aggregate principal amount of the Green Notes issued under the Indenture (including any additional notes originally issued under the Indenture) remain outstanding after each such redemption or (ii) redeem all or part of the Green Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us and a “make-whole” premium. On or after June 1, 2024, 2025 and 2026, respectively, the Company may, at its option but subject to the conditions in the Indenture, redeem some or all of the Green Notes at the redemption price of 102.938%, 101.469% and 100.000%, respectively, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date of the notes redeemed by us. Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Green Notes may require the Company to repurchase all or a portion of the Green Notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but not including, the date of repurchase.
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
The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of certain covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding Green Notes may declare the principal of, premium, and accrued but unpaid interest on all the Green Notes to be due and payable. Upon such a declaration, such principal, premium and accrued and unpaid interest will be due and payable immediately.

Line of Credit

The following table shows the Company's line of credit:

	March 31, 2022	December 31, 2021
Amount outstanding under line of credit	$—	$—
Maximum available to be borrowed under line of credit	$249,095	$249,666

On September 30, 2021, REG Services Group, LLC and REG Marketing & Logistics, LLC, wholly-owned subsidiaries of the Company (which subsidiaries are referred to as the "subsidiary borrowers" under the following credit agreement), entered into Amendment No. 17 to Credit Agreement, which amends that certain Credit Agreement, dated as of December 23, 2011, by and among the subsidiary borrowers, the lenders party thereto (the “Lenders”), and Wells Fargo Capital Finance, LLC, as the agent (as amended, the “M&L and Services Revolver”). Effective from September 30, 2021, the maximum commitment of the Lenders under the M&L and Services Revolver to make revolving loans increased from $150,000 to $250,000, subject to borrowing base limitations and further subject to an accordion feature, which allows the subsidiary borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed $50,000 (prior to September 30, 2021) and $100,000 (on and after September 30, 2021), the making of which is subject to customary conditions, including the consent of Lenders providing such additional commitments.
The maturity date of the M&L and Services Revolver is September 30, 2026. Loans advanced under the M&L and Services Revolver bear interest based on a one-month LIBOR rate (which shall not be less than zero), plus a margin based on Quarterly Average Excess Availability (as defined in the M&L and Services Revolver), which may range from 1.50% per annum to 2.00% per annum.
The M&L and Services Revolver contains various loan covenants that restrict each subsidiary borrower’s ability (and subject to certain exceptions, each Plant Loan Party's (as defined below) ability)) to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, making distributions to the Company unless certain conditions are satisfied, entering into certain transactions with affiliates or changing the nature of the subsidiary’s business. In addition, the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 if availability under the M&L and Services Revolver is less than 10% of the $250,000 maximum commitment, or $25,000. The M&L and Services Revolver is secured by the subsidiary borrowers’ membership interests and substantially all of their assets. In addition, the M&L and Services Revolver is secured by the accounts receivable and inventory of REG Albert Lea, LLC, REG Geismar, LLC, REG Seneca, LLC, REG Danville, LLC, REG Grays Harbor, LLC, REG Madison, LLC, REG Mason City, LLC, REG Newton, LLC, and REG Ralston, LLC, (collectively, the "Plant Loan Parties") subject to an overall dollar limitation with respect to each Plant Loan Party, and the obligations under the M&L and Services Revolver are guaranteed by the Company.
NOTE 9 — DERIVATIVE INSTRUMENTS
The Company enters into New York Mercantile Exchange ("NYMEX") NY Harbor ULSD ("NY Harbor ULSD" or previously referred to as heating oil), Chicago Mercantile Exchange ("CME") Soybean Oil (previously referred to as soybean oil) and NYMEX Natural Gas futures, swaps and options ("commodity contract derivatives") to reduce the risk of price volatility related to anticipated purchases of feedstock raw materials and to protect cash margins from potentially adverse effects of price volatility on bio-based diesel sales where prices are set at a future date. All of the Company’s commodity contract derivatives are designated as non-hedge derivatives and recorded at fair value on the Condensed Consolidated Balance Sheets. Unrealized gains and losses are recognized as a component of bio-based diesel costs of goods sold reflected in current results of operations. As of March 31, 2022, the net notional volumes of NY Harbor ULSD, CME Soybean Oil and NYMEX Natural Gas covered under the open commodity derivative contracts were approximately 95 million gallons, 194 million pounds, and 2.5 million million British thermal units, respectively.
The Company offsets the fair value amounts recognized for its commodity contract derivatives with cash collateral with the same counterparty under a master netting agreement. The net position is presented within prepaid and other assets in the Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the net position included within prepaid and other assets was $46,735 and $9,651, respectively, and in accounts payable $162 and $0, respectively. The following table sets forth the fair value of the Company's commodity contract derivatives and amounts that offset within the Condensed Consolidated Balance Sheets:

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Gross amounts of derivatives recognized at fair value	$24,002	$37,296	$4,783	$6,242
Cash collateral paid (received)	59,867	—	11,110	—
Total gross amount recognized	83,869	37,296	15,893	6,242
Gross amounts offset	(37,296)	(37,296)	(6,242)	(6,242)
Net amount reported in the condensed consolidated balance sheets	$46,573	$—	$9,651	$—

The following table sets forth the commodity contract derivatives gains and (losses) included in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss) Recognized in income	Three months ended March 31, 2022	Three months ended March 31, 2021
Commodity derivatives	Cost of goods sold – Bio-based diesel	$(63,648)	$(1,791)
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
•Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of assets (liabilities) measured at fair value is as follows:

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Commercial paper	$109,019	$—	$109,019	$—
Corporate bonds	$325,884	—	325,884	—
Municipal bonds	$11,800	—	11,800	—
Commodity contract derivatives	$(13,294)	(2,315)	(10,979)	—
	$433,409	$(2,315)	$435,724	$—

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Commercial paper	$116,902	$—	$116,902	$—
Corporate bonds	$329,777	—	329,777	—
Municipal bonds	$11,906	—	11,906	—
Commodity contract derivatives	$(1,459)	(366)	(1,093)	$—
	$457,126	$(366)	$457,492	$—

The estimated fair values of the Company’s financial instruments, which are not recorded at fair value, are as follows:

	As of March 31, 2022		As of December 31, 2021
	Asset (Liability) Carrying Amount	Fair Value	Asset (Liability) Carrying Amount	Fair Value
Financial liabilities:
Debt and line of credit	$(550,000)	$(567,976)	$(550,000)	$(552,877)
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
NOTE 11 — NET INCOME PER SHARE
Basic net income per share is presented in conformity with the two-class method required for participating securities, which include restricted stock units ("RSUs").
Under the two-class method, net income is reduced for distributed and undistributed dividends earned in the current period. The remaining earnings are then allocated to Common Stock and the participating securities. The Company calculates the effects of participating securities on diluted earnings per share ("EPS") using both the “if-converted or treasury stock” and "two-class" methods and discloses the method which results in a more dilutive effect. The effects of stock appreciation rights on diluted EPS are calculated using the treasury stock method unless the effects are anti-dilutive to EPS.
The following table presents the calculation of diluted net income per share available to common stockholders:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income available to the Company's common stockholders - Basic	$12,392	$38,583
Plus (less): effect of participating securities	85	639
Net income available to common stockholders	12,477	39,222
Less: effect of participating securities	(85)	(639)
Net income available to the Company's common stockholders - Diluted	$12,392	$38,583

Shares:
Weighted-average shares used to compute basic net income per share	50,338,496	40,425,593
Adjustment to reflect conversion of convertible notes	—	2,640,938
Adjustment to reflect stock appreciation right conversions	220,402	595,037
Weighted-average shares used to compute diluted net income per share	50,558,898	43,661,568

Net income per share available to common stockholders - Diluted
Diluted net income	$0.25	$0.88
NOTE 12 — REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company reports its reportable segments based on products and services provided to customers. The Company re-assesses its reportable segments on an annual basis. The Company's reportable segments generally align the Company's external financial reporting segments with its internal operating segments, which are based on its internal organizational structure, operating decisions, and performance assessment. The Company's reportable segments at March 31, 2022 and for the year ended December 31, 2021 are composed of Bio-based Diesel (formerly known as the Biomass-based Diesel segment), Services and Corporate and other activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Bio-based Diesel segment processes waste vegetable oils, animal fats, virgin vegetable oils and other feedstocks into bio-based diesel. The Bio-based Diesel segment also includes the Company’s purchases and resales of bio-based diesel produced by third parties. Revenue is derived from the purchases and sales of bio-based diesel, the renewable portion of sales of biodiesel and RD blended with petroleum-based diesel, resale of biodiesel, RD and petroleum and petroleum-based products acquired from third parties, along with the sale of RD and petroleum-based products further blended with biodiesel produced at the Company's wholly owned facilities or acquired from third parties, RINs and raw material feedstocks acquired from third parties, sales of processed bio-based diesel from Company facilities, related byproducts and renewable energy government incentive payments, in the U.S. and internationally.
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
The Corporate and Other segment includes trading activities related to petroleum-based heating oil and diesel fuel, including the petroleum portion of sales of biodiesel and RD blended with petroleum-based diesel and petroleum-based products acquired from third parties; as well as corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy, and other administrative costs, including management service expenses. Corporate and Other also includes income/(expense) not associated with the reportable segments, such as corporate general and administrative expenses, shared service expenses, interest expense and interest income, all reflected on an accrual basis of accounting. In addition, Corporate and Other includes cash and other assets not associated with the reportable segments, including investments. Intersegment revenues are reported by the Services and Corporate and Other segments.
The following table represents the significant items by reportable segment:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net sales:
Bio-based Diesel	$848,190	$500,262
Services	68,252	17,352
Corporate and Other	88,904	40,509
Intersegment revenues	(69,357)	(18,379)
	$935,989	$539,744
Income (loss) before income taxes:
Bio-based Diesel	$33,572	$48,251
Services	777	(3,998)
Corporate and Other	(21,451)	(3,398)
	$12,898	$40,855
Depreciation and amortization expense, net:
Bio-based Diesel	$15,304	$13,904
Services	972	888
Corporate and Other	1,011	824
	$17,287	$15,616
Cash paid for purchases of property, plant and equipment:
Bio-based Diesel	$57,623	$9,814
Services	894	348
Corporate and Other	17	325
	$58,534	$10,487

	March 31, 2022	December 31, 2021
Goodwill:
Bio-based Diesel	$23,986	$27,784
Services	16,080	16,080
	$40,066	$43,864

Assets:
Bio-based Diesel	$1,736,104	$1,668,801
Services	126,640	122,843
Corporate and Other	1,238,798	1,315,674
Intersegment eliminations	(473,496)	(548,374)
	$2,628,046	$2,558,944

Geographic Information:
The following geographic data include net sales attributed to the countries based on the location of the subsidiary making the sale and long-lived assets based on physical location. Long-lived assets represent the net book value of property, plant and equipment.

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues:
United States	$806,765	$451,482
International	129,224	88,262
	$935,989	$539,744

	March 31, 2022	December 31, 2021
Property, Plant, and Equipment:
United States	$682,982	$642,204
International	44,070	35,240
	$727,052	$677,444
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Commitments
In October 2020, the Company announced that it planned to expand the effective capacity of its Geismar, Louisiana biorefinery. The Geismar project brings together the planned improvement and expansion project for the existing site. The Geismar project is expected to take total site production capacity from 90 mmgy to 340 mmgy, enhance existing operations and improve operational reliability and logistics. The expansion is expected to be mechanically complete in 2023 with full operations in early 2024. The capital cost for the Geismar project is estimated to be $950,000. In connection with its announced improvement and expansion of our Geismar, Louisiana biorefinery facility, the Company has entered into construction, marine terminal lease, which is expected to commence in August 2023, and other long-lead time contracts for the project. Currently the estimated total future commitments under these contracts amount to approximately $567,867.
The following table outlines the minimum contract commitments related to the executed contracts noted above.

	Construction Commitments	Minimum Lease Commitments	Total Commitments
April 1 - December 31, 2022	$168,629	$—	$168,629
2023	72,026	9,083	81,109
2024	216	21,800	22,016
2025	—	21,800	21,800
2026	—	21,800	21,800
2027	—	21,800	21,800
2028 and thereafter	—	230,713	230,713
Total	$240,871	$326,996	$567,867

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
The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between March 8, 2018 and February 25, 2021, the date on which the Company announced its restatement related to BTC. Plaintiffs allege that defendants made false and misleading statements about the Company’s business, financial results and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, attorneys’ fees, and other costs. On January 20, 2022, the court granted defendants' motion to dismiss with prejudice and entered a judgment dismissing the case. On February 18, 2022, plaintiff filed a notice of appeal of the order granting the motion to dismiss and the entry of judgement. The Company denies any and all allegations of wrongdoing and intends to vigorously defend against the litigation.
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
In addition, the SEC requested information about the restatement, and the Company cooperated with the SEC. On October 1, 2021, the SEC Staff notified the Company that the Staff terminated its investigation with no enforcement action recommended against the Company, in accordance with SEC guidelines.
Additionally, following the announcement of the Merger (see Note 14 - Proposed Plan of Merger), ten purported stockholders of REG filed complaints against REG and each member of the Board alleging violations of the federal securities laws. Such complaints allege that REG’s Schedule 14A filed on March 23, 2022 — and in the case of three complaints, the Definitive Proxy Statement — omits material information with respect to the Merger and that, as a result, all defendants violated Section 14(a) of the Exchange Act and that each Board member violated Section 20(a) of the Exchange Act. Certain of the complaints additionally allege that all defendants violated Rule 14a-9 promulgated under the Exchange Act. Certain of the complaints additionally allege that each Board member violated 17 C.F.R. § 244.100. Each complaint seeks (i) injunctive relief; (ii) rescission in the event the Merger is consummated or alternatively rescissory damages; (iii) plaintiff’s attorneys’ and experts’ fees and costs; and (iv) other such relief that the court deems just and proper. Certain of the complaints additionally seek a direction that the Board issue a revised Schedule 14A and a declaration that the defendants violated Sections 14(a) and/or

20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder. REG believes the claims asserted in the complaints are without merit.
Additional lawsuits may be filed against REG, the Board, or REG’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to REG, including any costs associated with indemnification.
For a more complete summary of the litigation relating to the Merger, see “The Merger Agreement—Litigation Relating to the Merger” beginning on page 90 of the 2022 Proxy filing.
The Company is also involved in various other legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 14 — PROPOSED PLAN OF MERGER
Proposed Merger
On February 27, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chevron Corporation, a Delaware corporation (''Parent'') and Cyclone Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary” and, together with Parent, “Buyer”). The Merger Agreement provides that, among other things, at the Effective Time (as defined in the Merger Agreement) and subject to the terms and conditions set forth therein, that Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company surviving as a wholly owned subsidiary of Parent.
At the Effective Time, each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)), will be converted into the right to receive $61.50 in cash, without interest (the "Merger Consideration").
At the Effective Time, and as a result of the Merger:
•Each outstanding stock appreciation right with respect to a share of common stock (each, a "Company SAR") (all of which had previously vested prior to the date of the Merger Agreement) will vest and be cancelled and converted into the right to receive a cash payment, less any applicable withholding taxes, equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price applicable to such Company SAR multiplied by (y) the number of shares of common stock subject to such Company SAR.
•Each outstanding restricted stock unit award that vests solely on the passage of time held by a Company non-employee director (each, a "Company Director RSU") will vest and be cancelled and converted into the right to receive a cash payment, less any applicable withholding taxes, equal to the product of (x) the Merger Consideration multiplied by (y) the number of shares of common stock subject to such Company Director RSU.
•Each outstanding restricted stock unit award that vests solely on the passage of time and is not a Company Director RSU (each, a "Company Employee RSU Award") to the extent vested immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment, less any applicable withholding taxes, equal to the product of (x) the Merger Consideration multiplied by (y) the number of vested shares of common stock subject to such Company Employee RSU Award.
•Each outstanding Company Employee RSU Award to the extent unvested immediately prior to the Effective Time (each, an "Unvested Company Employee RSU Award") and certain performance-based restricted stock unit awards set forth on a schedule to the Merger Agreement (the "Scheduled PSU Awards") will be cancelled and converted into the right to receive an amount in cash, less any applicable withholding taxes, equal to the product of (x) the Merger Consideration multiplied by (y) the number of shares of common stock subject to such Unvested Company Employee RSU Award or Scheduled PSU Award, as applicable (such converted award, an "Assumed RSU Award"). Each Assumed RSU Award will be subject to the vesting schedule applicable to the corresponding Unvested Company Employee RSU Award immediately prior to the Effective Time (including, with respect to the Scheduled PSU Awards, the performance vesting conditions).
•Except with respect to the Scheduled PSU Awards, each outstanding restricted stock unit award that corresponds to shares of common stock granted under any Company Benefit Plan and vests based on the achievement of performance goals (each a "Company PSU Award") will be cancelled and converted into the right to receive an amount in cash, without interest and less any applicable withholding taxes, equal to the product of (A) the Merger Consideration multiplied by (B) the number of shares of common stock subject to such Company PSU Award (assuming that any performance based vesting conditions applicable to such Company PSU Award for any performance period that has not been completed as of the Effective Time are achieved at (x) with respect to Company PSU Awards granted in 2020 and 2021, the greater of the target performance levels and the levels based on actual achievement of pro-rated performance goals through the Effective Time or (y) with respect to Assumed PSU Awards, the target performance levels. Each Assumed PSU Award will be subject to the vesting schedule applicable to the corresponding Company PSU Award immediately prior to the Effective Time (other than any performance based vesting conditions).
The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of our common stock; (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and clearance by the European Commission or expiration of any applicable waiting period, in each case under EU Regulation 139/2004 (the "EU Clearance"); (iii) the absence of any order or law prohibiting the consummation of the Merger, except if such order or law is immaterial to Parent and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Merger, and compliance in all material respects with the covenants and agreements contained in the Merger Agreement. In addition, the obligation of Parent and Merger Subsidiary to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement). The closing of the Merger is not subject to a financing condition. Under the terms of the Merger Agreement, consummation of the Merger will occur on the second business day following the fulfillment or waiver of the conditions to closing of the Merger or at such other time as REG and Parent agree. The HSR Act waiting period expired on April 11, 2022.
The Company's Board of Directors and the board of directors of Merger Subsidiary have each unanimously approved the Merger and the Merger Agreement. Until the closing, the Company will continue to operate as an independent, public company.
The Company expects to incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through March 31, 2022, these costs amounted to approximately $6,636. In the event that the Merger is terminated, the Company may also be required under the Merger Agreement under certain circumstances to pay a cash termination fee to Parent of $91,000.
NOTE 15 — SUBSEQUENT EVENTS
On April 29, 2022, the Company signed a purchase agreement to acquire all stock of Mel Dawson, Inc., a fuel distributor to agricultural, industrial, construction, and individual customers in the Northern California, for approximately $40,000. The transaction is subject to customary post-closing provisions.

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
In addition to our acquisition of Keck Energy in September 2018, we opened our first REG branded fueling station in July 2019 adjacent to our biorefinery in Seneca, Illinois to serve a variety of customers from trucking fleets and local diesel vehicle owners. In June 2020, we entered into an agreement with a third party pursuant to which it agreed to exclusively sell REG branded fuels at certain of its cardlock locations. In October 2021, we entered into a long-term agreement with GoodFuels, a leading supplier of sustainable marine biofuels and global producer and supplier of renewable fuels, for the supply and development of sustainable marine biofuel solutions for the global shipping industry. In November 2021, we entered into a partnership with Canadian Northern Railway to test biodiesel and RD blends for their locomotive fleet. In December 2021, we acquired Amber Resources, a California-based distributor of biobased diesel, petroleum diesel and lubricants. This acquisition will help enable us to access a larger network of end customers. These are part of our downstream strategy, which is focused on three important objectives: margin expansion across the value chain, including by directing production to the most profitable geographies; realization of higher biodiesel values through blends of biodiesel into petroleum and RD; and increased demand for our biodiesel via sales of 100% pure biodiesel, or B100, to end consumers.
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
On November 2, 2021, we entered into an agreement with Booster Fuels, in which REG made a $10 million convertible note investment in Booster. Booster is a mobile fuel delivery provider that delivers of a variety of fuel types, allowing us to further expand on our downstream reach. During the first quarter of 2022, we made an additional investment of $10 million in Booster.
On March 30, 2022, we announced a new fuel product line, EnDura Fuels®. The EnDura Fuels® line is made up of 5 different fuels that provide a cleaner-burning, lower-emission fuels that we believe will strengthen our position in the biodiesel and renewable diesel marketplaces and provide solutions in the transportation industry to meet sustainability and business-growth objectives.
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
We are a lower carbon bio-based diesel producer. We primarily produce our bio-based diesel from a wide variety of low carbon feedstocks, including distillers corn oil, used cooking oil and inedible animal fat. We also produce bio-based diesel from virgin vegetable oils, such as soybean oil or canola oil. We believe our ability to process a wide variety of feedstocks at most of our facilities provides us with a competitive advantage over many bio-based diesel producers, particularly those that rely primarily on a single feedstock such as virgin vegetable oils.
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

The table below reflects our gallons sold during the three months ended March 31, 2022 and 2021 (totals may not foot due to rounding):

		Gallons sold (millions)
		Three months ended March 31, 2022	Three months ended March 31, 2021
REG-produced Bio-based Diesel:
	Biodiesel - U.S.	65.0	71.3
	Biodiesel - International	12.0	8.2
	RD	16.3	12.8
		93.3	92.3
Third party Bio-based Diesel:
	Biodiesel	3.6	3.3
	RD	9.6	14.5
		13.2	17.8

Petroleum-based diesel and Other Petroleum-based products		50.9	24.1
Total		157.4	134.2
During 2021, we sold 621 million gallons of fuel, which included 463 million bio-based diesel gallons produced at REG facilities, 80 million bio-based diesel gallons we purchased from third parties and 78 million petroleum-based diesel gallons.
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
•a 75 mmgy nameplate capacity RD production facility located in Geismar, Louisiana;
•a 27 mmgy nameplate capacity biodiesel production facility located in Emden, Germany;
•a 23 mmgy nameplate capacity biodiesel production facility located in Oeding, Germany;
•a 100 mmgy nameplate capacity biodiesel production facility located in Grays Harbor, Washington; and
•a 20 mmgy nameplate capacity biodiesel production facility located in DeForest, Wisconsin.
•purchases and resales of bio-based diesel, the renewable portion of sales of biodiesel and RD blended with petroleum-based diesel and other petroleum based products acquired from third-parties, RINs and LCFS credits (each as defined herein), and raw material feedstocks acquired from third parties; and
•incentives received from federal and state programs for renewable fuels.

The nameplate capacity listed above, which is based on original plant design, is distinguished from a facility's effective capacity, which represents the maximum average throughput that satisfies certain defined technical constraints.

We derive a small portion of our revenues from the sale of co-products of the bio-based diesel production process. For the three months ended March 31, 2022 and 2021, our revenues from the sale of co-products were less than 5% of our total Bio-based Diesel segment revenues. For the three months ended March 31, 2022 and 2021, revenues from the sale of petroleum-based heating oil and diesel fuel acquired from third parties, along with the sale of these items further blended with biodiesel produced by our facilities or purchased from third parties, were approximately 16% and 8% of our total revenues, respectively.
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
The table below summarizes our RINs balances available to be sold and the median closing price per RIN at March 31, 2022 and December 31, 2021 according to OPIS:

	Quantity		OPIS Median Closing Price per RIN
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Bio-based diesel RINs	12,566,585	31,702,718	$1.48	$1.51
Advanced biofuels RINs	1,738,668	684,773	$1.48	$1.51
We generate LCFS credits for our low carbon fuels when our qualified low carbon fuels are imported into states that have adopted an LCFS program and sold for qualifying purposes. As a result, a portion of the selling price for a gallon of bio-based diesel sold into an LCFS market is also attributable to LCFS compliance. Like RINs, LCFS credits that we generate are a form of government incentive and not a result of the physical attributes of the bio-based diesel production. Therefore, no cost is allocated to an LCFS credit when it is generated, regardless of whether the LCFS credit is transferred with the bio-based diesel produced or held by us. LCFS prices in 2021 began to decline for California LCFS credits as the supply of these type of LCFS credits began to match the demand for the credits resulting in a market correction of prices, while Oregon CFP credit prices remained relatively consistent. During 2022, prices began to decline for California LCFS credits as the supply of these type of LCFS credits began to match the demand for the credits resulting in a market correction of prices, while Oregon CFP credit prices remained relatively consistent.
The below table summarizes approximate amounts of our LCFS credits available to be sold and the median closing price per LCFS credit at March 31, 2022 and December 31, 2021 according to OPIS:

	Quantity		OPIS Median Closing Price per LCFS Credit
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
California LCFS	13,157	18,690	$122.00	$149.75
Oregon CFP	431	797	$120.00	$124.00
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
Corporate and Other Segment

Our Corporate and Other segment includes:
•trading activities related to petroleum-based heating oil and diesel fuel, including the petroleum portion of sales of biodiesel and RD blended with petroleum-based diesel and petroleum-based products acquired from third parties;
•corporate activities, which consist of corporate office expenses such as compensation, benefits, occupancy and other administrative costs, including management service expenses; and
•income (expense) activities not associated with the reportable segments, such as corporate general and administrative expenses and shared service expense.
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
*Ethanol equivalent gallons (defined as 1 RIN per gallon based on the RIN production of ethanol, where biodiesel equates to 1.5 RINs per gallon and RD equates to 1.7 RINs per gallon)
**Proposed RVO
The federal biodiesel mixture excise tax credit, or the BTC, has historically provided a $1.00 refundable tax credit per gallon to the first blender of bio-based diesel with petroleum-based diesel fuel. The BTC became effective January 1, 2005, but since January 1, 2010 it has been allowed to lapse and then been reinstated a number of times. The BTC is currently in place through December 31, 2022.
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
Regulatory and legislative factors also influence the price of bio-based diesel. LCFS credits, established by the California Low Carbon Fuel Standard regulation, which is a rule designed to reduce greenhouse gas emissions associated with transportation fuels used in California and the Oregon Clean Fuel Program, have had an increasing impact on our bio-based diesel pricing in those states. In addition, bio-based diesel RIN pricing, a value component that was introduced via RFS2 in July 2010, has had a significant impact on our bio-based diesel pricing in the U.S. The following table shows for 2020, 2021 and the first three months of 2022 the high and low average monthly contributory value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel, as reported by OPIS, in terms of dollars per gallon.

RIN Value Per Gallon of Biodiesel
$/gallon
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
$0.56
$1.55
$1.40
$3.07
$1.88
$2.47
2020
2021
2022
Low
High

At the beginning of 2022, the value of RINs, as reported by OPIS, to the average B100 spot price of a gallon of biodiesel was $1.94 per gallon. The value of RINs to the average B100 spot price of a gallon of biodiesel increased to $2.22 per gallon at the end of March 2022. It reached a high of $2.47 per gallon of biodiesel in March 2022 and a low of $1.88 per gallon in January 2022. D4 RIN values trended higher throughout the first three months of 2022, supported by D6 RIN values in which the D4 category can be used to satisfy an Obligated Party's D6 RIN obligation along with an increase in feedstock pricing relative to ULSD as seen in the heating oil to soybean oil ("HOBO") spread. During 2020, RINs were negatively impacted by the overall decrease in demand for transportation fuels due to COVID-19, which translates into reduced volume obligations for

Obligated Parties under the RFS. We enter into forward contracts to sell RINs and we use risk management position limits that are intended to manage RIN exposure.
During the first three months of 2022 and the full year 2021, feedstock expense accounted for 88% and 87%, respectively, of our production cost, while methanol expense accounted for 2% and 3%, respectively, and chemical catalysts for 2%, for both periods of our production costs.
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
During 2021 and the first three months of 2022, 78% and 75%, respectively, of the feedstocks used in our operations were comprised of distillers corn oil, used cooking oil and inedible animal fats, with the remainder coming from virgin vegetable oils.
The recent increase in CME Soyoil Futures price has correlated with an increase in price for all of our feedstocks. This has increased the cost of producing bio-based diesel at our refineries.
The graph below illustrates the spread between the cost of producing one gallon of biodiesel made from soybean oil to the cost of producing one gallon of biodiesel made from the specified low carbon feedstock for the period January 2020 to March 2022. The results were derived using assumed conversion factors for the yield of each feedstock and subtracting the cost of producing one gallon of biodiesel made from each respective low carbon feedstock from the cost of producing one gallon of biodiesel made from soybean oil.
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
Our results of operations generally will benefit when the spread between bio-based diesel prices and feedstock prices widens and will be harmed when this spread narrows. The following graph shows feedstock cost data for choice white grease, soybean oil and distillers corn oil on a per gallon basis compared to the per gallon sale price data for biodiesel, and the spread between biodiesel and each of choice white grease, soybean oil and distillers corn oil, from January 2020 to March 2022.

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

During the first three months of 2022, the average NY Harbor ULSD price was $3.07 per gallon, up $0.69 from the fourth quarter of 2021 average of $2.38 per gallon. NY Harbor ULSD prices increased sharply during the first three months of 2022, from a low of $2.36 per gallon in January 2022 to a high of $4.44 per gallon in March 2022. Stable demand and low stocks supported prices in January through February with a sharp rally and significant volatility occurring in the month of March following the Russian invasion of Ukraine. NYMEX ULSD stocks remain below the 5-year average with transportation and heating demand continuing to remain firm as prices have increased.
The U.S. biodiesel price increased significantly during the first three months of 2022. The average U.S. biodiesel price, as indicated by the Chicago SME B100 price reported by OPIS, was $6.05 per gallon for the first three months of 2022. During the first three months of 2022, B100 reached a high of $7.18 in March 2022 and a low of $5.20 in January 2022. Biodiesel prices increased primarily due to the increase in RIN, energy and agricultural commodity prices.
The average soybean oil price for the first three months of 2022 was $0.68 per pound. Soybean oil prices ranged from a high of $0.76 per pound in March 2022 to a low of $0.56 per pound in January 2022. Grains markets reacted similarly to energies with geopolitical risk in focus as potential supply disruptions in the Black Sea region along with reductions to South American crop production estimates have provided support to markets.

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
Distillers corn oil, used cooking oil, inedible animal fat, canola oil and soybean oil were the primary feedstocks we used to produce bio-based diesel in 2021 and the first three months of 2022. We utilize several varieties of inedible animal fat, such as beef tallow, choice white grease and poultry fat derived from livestock. There is no established futures market for these low carbon feedstocks. The purchase prices for low carbon feedstocks are generally set on a negotiated flat price basis or spread to a prevailing market price reported by the USDA price sheet or The Jacobsen. Our efforts to risk manage against changing prices for distillers corn oil, used cooking oil and inedible animal fat have involved entering into futures contracts, swaps or options on other commodity products, such as CME soybean oil and NYMEX NY Harbor ULSD. However, these products do not always experience the same price movements as low carbon feedstocks, making risk management for these feedstocks challenging. We manage feedstock supply risks related to bio-based diesel production in a number of ways, including, where available, through long-term supply contracts. The purchase price for soybean oil under these contracts may be indexed to prevailing CME soybean oil market prices with a negotiated market basis. We utilize futures contracts, swaps and options to risk manage, or lock in, the cost of portions of our future feedstock requirements generally for varying periods up to one year.
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
We recorded a risk management loss of $63.6 million from our derivative financial instrument activity for the three months ended March 31, 2022, compared to a loss of $1.8 million and for the three months ended March 31, 2021. Changes in the value of these futures, swaps or options instruments are recognized in current income or loss.

Increasing importance of RD
RD is made from the same renewable resources as biodiesel but uses a different production process. The result is a renewable fuel that is chemically identical to and a drop-in replacement for petroleum diesel. RD is a relatively new fuel but has quickly become popular because it reduces emissions and delivers strong performance. RD can also be blended with biodiesel. Our proprietary blend of RD and biodiesel which we call REG Ultra Clean® captures the best properties of the two fuels.
RD has become an increasingly significant part of our business. RD carries a premium price to biodiesel as a result of a variety of factors including the ability to blend it with petroleum diesel seamlessly, better cold weather performance, and because it generates more RINs on a per gallon basis. Our RD production facility in Geismar, Louisiana generated a significant portion of our adjusted EBITDA in 2021 and in the first three months of 2022. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a certain period of time. If production at this facility were interrupted again due to severe weather or a global pandemic such as COVID-19, it would have a disproportionately significant and material adverse impact on our results of operations and financial condition.
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

Period	RIN Generation (Advanced Biofuel)	Finalized RVO level for Advanced Biofuel	Estimated Advanced Biofuel RVO Exempted due to SREs
2017	4.23 billion RINs	4.28 billion RINs*	0.40 billion RINs
2018	4.34 billion RINs	4.29 billion RINs*	0.32 billion RINs
2019	4.87 billion RINs	4.92 billion RINs*	**
2020	5.28 billion RINs	4.63 billion RINs*, ***	**
2021	5.67 billion RINs	5.20 billion RINs ***	**
*Ethanol equivalent gallons
**Not yet determined
*** Proposed amount
Industry capacity, production, and imports
Our operating results are influenced by our industry’s capacity and production, including in relation to RFS2 production requirements. Under RFS2, Obligated Parties are entitled to satisfy up to 20% of their annual requirement with prior year RINs. Bio-based diesel production and/or imports, as reported by EMTS, were 2.88 billion gallons for 2020. The amount of bio-based diesel produced and/or imported into the U.S. in 2021 was 3.09 billion gallons. In the first three months of 2022, according to EMTS data, 0.78 billion gallons of bio-based diesel were produced and/or imported into the U.S., compared to the equivalent 0.64 billion gallons over the same period in 2021.

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
We have disclosed under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021 the critical accounting policies which materially affect our financial statements. There have been no material changes from the critical accounting policies previously disclosed. You should carefully consider the critical accounting policies set forth in our Annual Report on Form 10-K.
Results of Operations
Three months ended March 31, 2022 and 2021
Set forth below is a summary of certain financial information (dollars in thousands and gallons in millions except for per gallon data) for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Gallons sold	157.4	134.2

Average bio-based diesel price per gallon	$5.21	$3.70

Revenues	$935,989	$539,744
Costs of goods sold	868,239	465,942
Gross profit	67,750	73,802
Selling, general and administrative expenses	48,712	31,177
(Gain) on disposal of property, plant and equipment	(1,935)	—
Impairment of assets	2,748	822
Income from operations	18,225	41,803
Other expense, net	(5,327)	(948)
Income tax expense	(421)	(1,633)
Net income	$12,477	$39,222

Effect of participating share-based awards	85	639
Net income available to the Company's common stockholders	$12,392	$38,583
Results of Operations:
Revenues. Our total revenues for the first quarter of 2022 increased significantly by $396.2 million, or 73%, compared to the same quarter in 2021. The significant increase in revenues was primarily attributable to a substantial increase in the average bio-based diesel price per gallon. In the first three months of 2022, ULSD prices averaged $3.07 per gallon compared to $1.75 per gallon in the same period in 2021. The significant increase in ULSD prices was partially attributable to general market optimism and improving demand stemming from the easing of lockdown measures in the United States and internationally, as well as the conflict between Russia and Ukraine causing volatility in the commodities market and particularly crude oil. The heightened volatility impacted prices for both ULSD and feedstocks, causing the heating oil to soybean oil ("HOBO") spread to move substantially throughout the period. In addition, RIN values trended higher throughout the first three months of 2022. As a result of these factors, our average selling price significantly increased by $1.51, or 41%, in the three months ended March 31, 2022, compared to the same period in 2021.
The increase in the average sales price contributed to a $202.6 million increase in revenues for the three months ended March 31, 2022, when applied to the number of gallons sold in the comparable 2021 period. The increase in RIN prices also positively affected separated RIN sales resulting in a revenues increase of $81.9 million, or an increase of 277%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in gallons sold for the three months ended March 31, 2022 accounted for revenues increasing by $120.9 million, using the average selling price for bio-based diesel for the three months ended March 31, 2021.
Costs of goods sold. Our costs of goods sold increased $402.3 million, or 86%, for the three months ended March 31, 2022, compared to the same period in 2021. Costs of goods sold as a percentage of revenues was 93%, for the three months ended March 31, 2022, and 86% for the three months ended March 31, 2021. The increase in costs of goods sold was primarily driven by significantly higher feedstock costs in the quarter compared to same period in 2021, as described below. The increase was also driven up by risk management losses of $63.6 million, in the three months ended March 31, 2022 compared to losses of $1.8 million in the same period in 2021. For the three months ended March 31, 2022, risk management losses resulted primarily from significant increases in ULSD prices.
We experienced significantly higher costs across all of our feedstocks in the three months ended March, 2022. Average prices for low carbon feedstocks used in our production were $0.62, per pound for the three months ended March 31, 2022, as compared to $0.36 per pound for the three months ended March 31, 2021. Average soybean oil costs were $0.68 per pound for the three months ended March 31, 2022, as compared to $0.45 per pound for the three months ended March 31, 2021. Average canola oil costs were $0.66 per pound for the three months ended March 31, 2022, as compared to $0.43 per pound for the three months ended March 31, 2021. Average distillers corn oil costs were $0.62 per pound for the three months ended March 31, 2022, as compared to $0.36 per pound for the three months ended March 31, 2021.
Selling, general and administrative expenses. Our selling, general and administrative expenses were $48.7 million for the three months ended March 31, 2022, or 5% of total revenue for the period, and $31.2 million, or 6% of total revenue, for the same period in 2021. The increase of $17.5 million, or 56%, resulted primarily from higher professional service expense incurred as a result of the proposed Merger and from higher employee related compensation and benefits.
Impairment of assets. During the three months ended March 31, 2022, the Company recorded impairment charges of $2.7 million related to certain property, plant and equipment due to the change in the intent to utilize these assets and that the carrying amounts of these assets deemed not recoverable given the assets' deteriorating physical conditions identified during the period. During the same periods of 2021, we recorded impairment charges of $0.8 million related to certain property, plant and equipment as the carrying amounts of these assets were deemed not recoverable given the assets' deteriorating physical conditions identified during the period.
Other expense, net. Other expense was $5.3 million for the three months ended March 31, 2022, compared to $0.9 million for the same period in 2021. Other expense is primarily comprised of loss on debt extinguishment, interest expense, interest income and other non-operating items. The change in other expense for the three months ended March 31, 2022 was due to interest expense of $7.5 million primarily due to the issuance of our Green Notes, compared to interest expense of $1.1 million for the same respective period in 2021. The increase in Other expense, net was slightly offset by Other income in the three months ended March 31, 2022 of $1.7 million, compared to Other income of $1.4 million, for the same period in 2021.
Income tax expense. We recognized an income tax expense of $0.4 million for the three months ended March 31, 2022, as compared to an income tax expense of $1.6 million for the same period in 2021. Our tax provision for an interim period is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that period. Our effective tax rate differs from the statutory tax rate primarily due to the fact that we have a valuation allowance on our domestic deferred tax assets.
Effects of participating share-based awards. Effects of participating share-based awards was $0.1 million for the three months ended March 31, 2022 compared to $0.6 million for the same period in 2021.

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

(In thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income	$12,477	$39,222
Adjustments:
Income tax expense	421	1,633
Interest expense	7,479	1,117
Depreciation	10,497	10,915
Amortization of intangible and other assets	1,757	671
EBITDA	$32,631	$53,558
(Gain) on sale of assets	(1,935)	—
Loss on debt extinguishment	—	1,922
Interest income	(496)	(652)
Other expense, net	(1,656)	(1,439)
Expenses related to Proposed Plan of Merger	6,636	—
Impairment of assets	2,748	822
Stock compensation	2,256	1,844
Adjusted EBITDA	$40,184	$56,055

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
•Non-recurring, non-operating expenses related to the proposed merger with Chevron have been added back to Adjusted EBITDA;
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
On March 19, 2021, we completed an equity offering pursuant to which it sold 5,750,000 shares of common stock to various underwriters at a price of $67.00 per share before underwriting discounts and commissions. The net proceeds from the offering were $365.3 million. We currently intend to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of our existing indebtedness and the funding of capital expenditures, including capital expenditures related to the improvements and expansion of our Geismar, Louisiana biorefinery.

On May 20, 2021, we completed the sale and issuance of $550.0 million aggregate principal amount of our Green Notes due 2028. We recorded $14.6 million in legal, professional and underwriting fees related to the issuance of the Green Notes. We currently intend to use the net proceeds from the Green Notes for capital expenditures related to the improvements and expansion of its Geismar, Louisiana biorefinery.
Sources of liquidity. At March 31, 2022, the total of our cash and cash equivalents and marketable securities was $787.4 million, compared to $956.2 million at December 31, 2021. At March 31, 2022, we had total assets of $2,628.0 million, compared to $2,558.9 million at December 31, 2021. At March 31, 2022, and December 31, 2021, we had term debt before debt issuance costs of $550.0 million. Our debt is subject to various financial covenants. We were in compliance with all financial covenants associated with our borrowings as of March 31, 2022.
Our term debt (in thousands) is as follows:

	March 31, 2022	December 31, 2021
5.875% Senior Secured Green Notes, due 2028	$550,000	$550,000

A full description of our credit facilities and other agreements related to our outstanding indebtedness is included under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021.

In addition, we had revolving debt (in thousands) as follows:

	March 31, 2022	December 31, 2021
Amount outstanding under line of credit	$—	$—
Maximum available to be borrowed under line of credit	$249,095	$249,666
On September 30, 2021, we amended the M&L and Services Revolver in order to increase the maximum commitment under the M&L and Services Revolver from $150.0 million to $250.0 million subject to an accordion feature which allows the subsidiary borrowers to request commitments for additional revolving loans in an aggregate amount not to exceed $50.0 million (prior to September 30, 2021) and $100.0 million (on and after September 30, 2021). Availability under this credit agreement is subject to a borrowing base and if availability is less than 10% of the maximum commitment, ($15.0 million prior to giving effect to the amendment and $25.0 million after giving effect to the amendment), then the subsidiary borrowers are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of March 31, 2022, the subsidiary borrowers would have been able to satisfy that fixed coverage if availability was less than 10% of the maximum commitment.
Cash flows. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months March 31,
	2022	2021
Cash used in operating activities	$(106,518)	$(60,996)
Cash used in investing activities	(46,123)	(14,357)
Cash provided by (used in) financing activities	(5,327)	326,893
Net change in cash, cash equivalents and restricted cash	(157,968)	251,540

Cash, cash equivalents and restricted cash end of period	$343,703	$339,535
In the first three months of 2022, we used $106.5 million of cash in operations primarily due to a build in inventory of $97.1 million, an increase in accounts receivable of $52.3 million in line with increased sales for the period and an increase in prepaid expenses and other assets of $42.6 million. The increase in prepaid expenses and other assets is largely due to an increase in cash collateral paid to derivative counterparties. The cash used was partially offset by increases in accounts payable of $50.6 million. In the first three months of 2021, we used $61.0 million of cash in operations primarily due to a build in inventory of $80.7 million, a decrease in accounts payable of $24.9 million and an increase in prepaid expenses and other assets of $16.2 million. The cash used was partially offset by net income of $39.2 million.

We used $46.1 million of cash in investing activity in the first three months of 2022, compared to $14.4 million in the first three months of 2021. The increase in cash used by investing activities was primarily due to our use of $58.5 million of cash for property, plant and equipment purchases and plant upgrades in 2022 compared to $10.5 million in 2021. Partially offset by cash provided by the maturity of $8.9 million of marketable securities, compared to net purchases of $2.4 million in high quality marketable securities in 2021.
Cash flows used in financing activities for the three months ended March 31, 2022 was $5.3 million compared to cash provided financing activities of $326.9 million for the three months ended March 31, 2021. The $332.2 million decrease was primarily due to the three months ended March 31, 2021 reflecting the net proceeds of $365.7 million from the equity offering in March 2021, partially offset by cash paid for notes payable of $27.2 million.
Capital expenditures. During the three months ended March 31, 2022, our capital expenditures were $58.5 million compared to $10.5 million in 2021 over the same time period. Both periods' capital expenditures involve various plant optimization projects and the Geismar expansion.
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
We estimate that the capital spending for the project has been approximately 10% in 2021 and will be approximately 40% in 2022, with the remainder of spend slated for 2023. At the end of March 2022, almost all of the long lead equipment for the project had been purchased. For capital spend beyond Geismar, we remain on track with our board-approved plan of approximately $90.0 million, which includes investments in low cost, high return projects, environmental, health and safety projects and growth projects.
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

Commodity Price Risk
Over the period from January 2020 through March 31, 2022, average diesel prices based on Platts reported pricing for Group 3 (Midwest) have ranged from a high of approximately $4.17 per gallon reported in March 2022 to a low of approximately $0.62 per gallon in April 2020, with prices averaging $1.79 per gallon during this period. Over the period January 2020 to March 31, 2022, soybean oil prices (based on daily closing nearby futures prices on the Chicago Board of Trade for crude soybean oil) have ranged from a high of $0.76 per pound, or $5.72 per gallon of biodiesel, in March 2022, to a low of $0.25 per pound, or $1.87 per gallon, in April 2020, assuming 7.5 pounds of soybean oil yields one gallon of biodiesel with closing sales prices averaging $0.47 per pound, or $3.53 per gallon. Over the period from January 2020 through March 31, 2022, animal fat prices (based on prices from The Jacobsen Missouri River, for choice white grease) have ranged from a high of $0.74 per pound in March 2022 to a low of $0.18 per pound in July 2020, with sales prices averaging $0.39 per pound during this period. Over the period from January 2020 through March 31, 2022, RIN prices (based on prices from OPIS) have ranged from a high of $2.05 in June 2021 to a low of $0.37 in January 2020, with sales prices averaging $1.11 during this period.
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
We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our sales contracts, low carbon feedstock requirements, soybean oil requirements and the related exchange-traded contracts for the first three months of 2022. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10% adverse change in the fair value of our low carbon feedstock and soybean oil requirements and bio-based diesel sales. The results of this analysis, which may differ from actual results, are as follows:

	First nine months of 2021 Volume (in millions)	Units	Hypothetical Adverse Change in Price	Impact on Gross Profit (in millions)	Percentage Change in Gross Profit
Total Bio-based Diesel	106.5	gallons	10%	$(55.5)	81.9%
Total Low Carbon Feedstocks	587.0	pounds	10%	$(36.2)	53.4%
Total Canola Oil	81.1	pounds	10%	$(5.3)	7.9%
Total Soy Oil	117.9	pounds	10%	$(8.0)	11.8%
We attempt to protect operating margins by entering into risk management contracts that reduce the risk of price volatility related to anticipated purchases of feedstocks, such as inedible animal fat and distillers corn oil and energy prices. We create offsetting positions by using a combination of forward physical purchases and sales contracts on feedstock and bio-based diesel, including risk management futures contracts, swaps and options primarily on NYMEX NY Harbor ULSD, CME Soybean Oil, and NYMEX Natural Gas; however, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. A 10% adverse change in the prices of NYMEX NY Harbor ULSD would have had a positive effect on the fair value of these instruments of $31.8 million at March 31, 2022. A 10% adverse change in the price of CME Soybean Oil would have had a negative effect on the fair value of these instruments of $13.5 million at March 31, 2022. A 10% adverse change in the price of NYMEX Natural Gas would have had an immaterial impact on our gross margin at March 31, 2022.
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
Our management, under the supervision of and with the participation of the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) as of the end of the period covered by this report, March 31, 2022. In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On December 30, 2021, we acquired Amber Resources. Amber Resources represented 6 percent of total assets and less than 1 percent of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. We are in the process of integrating Amber Resources and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.

Changes in Internal Control over Financial Reporting
There have been no changes during our quarter ended March 31, 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, the SEC requested information about the restatement, and the Company cooperated with the SEC. On October 1, 2021, the SEC Staff notified the Company that the Staff terminated its investigation with no enforcement action recommended against the Company, in accordance with SEC guidelines.
Following the announcement of the Merger (see Note 14 – Proposed Plan of Merger), ten purported stockholders of REG filed complaints against REG and each member of the Board alleging violations of the federal securities laws. Such complaints allege that REG’s Schedule 14A filed on March 23, 2022—and in the case of three complaints, the Definitive Proxy Statement—omits material information with respect to the Merger and that, as a result, all defendants violated Section 14(a) of the Exchange Act and that each Board member violated Section 20(a) of the Exchange Act. Certain of the complaints additionally allege that all defendants violated Rule 14a-9 promulgated under the Exchange Act. Certain of the complaints additionally allege that each Board member violated 17 C.F.R. § 244.100. Each complaint seeks (i) injunctive relief; (ii) rescission in the event the Merger is consummated or alternatively rescissory damages; (iii) plaintiff’s attorneys’ and experts’ fees and costs; and (iv) other such relief that the court deems just and proper. Certain of the complaints additionally seek a direction that the Board issue a revised Schedule 14A and a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder. An additional complaint was sent to REG’s outside legal counsel in connection with Merger, but remains unfiled. This unfiled complaint makes similar allegations as in the filed complaints. In addition, following the filing of the Definitive Proxy Statement, three purported REG stockholders sent REG's outside legal counsel demand letters alleging similar deficiencies in the Definite Proxy Statement as those alleged in the above-referenced complaints. An additional purported REG stockholder sent REG's outside legal counsel a demand letter pursuant to Section 220 of the Delaware General Corporation Law alleging similar disclosure deficiencies and demanding inspection of certain REG books and records. REG believes the allegations asserted in the complaints and demand letters are without merit.

Additional lawsuits and demands may be filed or made, respectively, against REG, the Board, or REG’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to REG, including any costs associated with indemnification.
The Company is also involved in various other legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 1A.    Risk Factors
You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, results of operations and liquidity. The information set forth in this report, including without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below. As a result, the trading price of our common stock could decline.

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

The table below summarizes the small refinery waiver petitions requested, granted, denied or pending and the impacted volumes as of April 21, 2022, according to the EPA's website:

	2022	2021	2020	2019	2018	2017
Petitions received	—	5	30	32	44	37
Petitions granted	—	—	—	—	—	35
Petitions denied or withdrawn	—	—	—	3	41	1
Petitions pending	—	5	30	29	3	1
Estimated volume of fuel exempted (million gallons)	—	—	—	—	—	17,050
Estimated Advanced Biofuel RVO Exempted (million RINs)	—	—	—	—	—	1,820
Estimated Advanced Biofuel RVO Exempted (% of Advanced biofuels RVOs)	—%	—%	—%	—%	—%	9.4%

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
For example, Illinois has a generally applicable 6.25% sales tax, but offers an exemption from this tax for a blend of fuel that consists of a minimum blend level of biodiesel. Under the current law, a blend level of 10% biodiesel or more is eligible for the sales tax exemption. This exemption expires on December 31, 2023. Starting on January 1, 2024, the minimum blend levels are, (i) more than 13% in 2024; (ii) more than 16% in 2025; and, (iii) more than 19% in 2026, for the months of April to November (the exemption will apply to blends of 10% or more during the months of December to March). These exemptions expire on December 31, 2030.

In Iowa, retailers currently earn $0.035 per gallon for 5%-10% biodiesel blends and $0.055 per gallon for blends of 11% or more until December 31, 2023. Iowa also has a bio-based diesel production incentive that provides $0.02 per gallon of production capped at the first 25 million gallons per production plant. The Iowa legislature voted to pass the Iowa Biofuels Access Bill on April 26, 2022, and we expect the governor to sign it into law in early May 2022. Under the new law starting on January 1, 2023, Iowa retailers will earn a tax credit as follows: (i) $0.05 per gallon for blends of 11% or more; (ii) $0.07 per gallon for blends of 20%; and, (iii) $0.10 per gallon for blends of 30%. These retail tax credits expire on December 31, 2027. In addition, under the new law, the bio-based diesel production incentive will be $0.04 per gallon of production capped at $1 million per production plant from January 1, 2023, to December 31, 2027.

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
We estimate that our revenues from the sale of renewable fuel in California and from sales of credits received under LCFS were approximately $293 million in the first three months of 2022. The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We receive LCFS credits when we sell qualified fuels in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our bio-based diesel and an increasing percentage of our revenue and profit is related to sales to California and LCFS credit values. In the first three months of 2022, LCFS credit prices ranged from a high of $154 per credit in January to a low of $112 per credit in March. The dramatic decrease in LCFS credit values from a high of $218 in 2020 to the current low has reduced earnings. If the value of LCFS credits were to further decrease as a result of over-supply or a lack of demand, our revenues and profits would be further harmed. Furthermore, if we experienced reduced demand for our fuels or LCFS credits in California, either as a result of oversupply, competitive pressure, lack of market liquidity, or regulatory change, or for other reasons including the impact of the COVID-19 pandemic, our revenues and profits would be seriously harmed. In addition, if the fuel we produced is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits would be seriously harmed.

We derive a significant portion of our revenues from sales of our renewable fuel in Canada and Europe; adverse changes in the programs, or the cancellation, or suspension of such programs, requiring the use of renewable and lower carbon fuels or reductions in the value of credits would harm our revenues and profits.
We estimate that our revenues from the sale of renewable fuels in Canada and Europe were approximately $137 million in the first three months of 2022. Canadian provinces and certain European countries have policies designed to increase the level of renewable content in transportation fuels and/or reduce GHG emissions associated with such fuels. As a result of these policies, these markets have become increasingly important for our bio-based diesel and an increasing percentage of our revenue and profit is related to sales into these markets. If the value of bio-based diesel in these markets were to materially decrease, as a result of reduced demand or increased supply by competitors, or for other reasons including the impact of the COVID-19 pandemic, if the fuel we produce is deemed not to qualify for compliance in those markets, or those policies are otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND THE MARKETS IN WHICH WE OPERATE
The COVID-19 pandemic may adversely impact our business.
The COVID-19 pandemic has negatively impacted the global economy. While we did not incur significant, unmanageable operational or financial disruptions during the year ended December 31, 2021 or the first three months of 2022 from the COVID-19 pandemic and its variants as well as those measures to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.

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
RD carries a premium price compared to biodiesel as a result of a variety of factors including its ability to be blended with petroleum diesel, better cold weather performance, and generation of more RINs on a per gallon basis. We estimate that our RD production in Geismar, Louisiana generated a significant portion of our net income and our non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, ("EBITDA") for the first three months of 2022 and 2021. We experienced two fires at this facility in 2015 that each resulted in the plant being shut down for a lengthy period. If production at this facility were interrupted again due to any reason, such as due to natural disasters, it would have a disproportionately significant and material adverse impact on our operations and financial conditions.

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
Energy prices, particularly the market price for crude oil, are volatile. The NYMEX ULSD prices increased throughout the first three months of 2022 as a result of economic recovery from the pandemic and continued increases in commodity prices partially due to the conflict between Russia and Ukraine, ranging from a high of $4.44 per gallon to a low of $2.36 per gallon.
In addition, an element of the price of bio-based diesel that we produce is the value of the associated credits, including RINs. RIN prices in the bio-based diesel category, as reported by the OPIS, have been trending higher in 2022, ranging from $1.26 to $1.65 per RIN, while in 2021, RIN prices were trending sharply higher, ranging from $0.94 to $2.05 per RIN. For the past several years, there has been significant volatility in RIN prices. Reductions in RIN values, such as those experienced in prior years, may have a material adverse effect on our revenues and profits as they directly reduce the value that we are able to capture for our bio-based diesel.
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
Historically, the spread between bio-based diesel prices and feedstock costs has varied significantly. Although actual yields vary depending on the feedstock quality, the average monthly spread between the price per gallon of B100 as reported by OPIS, and the price per gallon for the amount of choice white grease necessary to produce one gallon of B100 was $1.12 in 2020, $1.34 in 2021 and $1.06 in the first three months of 2022, assuming eight pounds of choice white grease yields one gallon of bio-based diesel. The average monthly spread for the amount of crude soybean oil required to produce one gallon of B100, based on the nearby futures contract as reported on the Chicago Board of Trade, was $0.70 in 2020, $0.89 in 2021 and $0.97 in the first three months of 2022, assuming 7.5 pounds of soybean oil yields one gallon of bio-based diesel. For 2020, 2021 and the first three months of 2022, approximately 65%, 78% and 75%, respectively, of our annual total feedstock usage was distillers corn oil, used cooking oil or inedible animal fat, and approximately 35%, 22% and 25%, respectively, was virgin vegetable oils. When the spread between bio-based diesel prices and feedstock prices narrows, our profitability will be harmed.

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
Risk management activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Risk management arrangements expose us to the risk of financial loss where the counterparty defaults on its contract or, in the case of exchange-traded or over-the-counter futures or options contracts, where there is a change in the expected differential between the underlying price in the contract and the actual prices paid or received by us. Changes in the value of these futures instruments are recognized in current income and may result in margin calls. We had risk management losses of $63.6 million from our derivative financial instrument trading activity for the three months ended March 31, 2022, compared to a risk management losses of $1.8 million for the three months ended March 31, 2021. At March 31, 2022, the net notional volumes of NY Harbor ULSD, CME Soybean Oil and NYMEX Natural Gas covered under our open risk management contracts were approximately 95 million gallons, 194 million pounds and 2.5 million million British thermal units, respectively. A 10% positive change in the prices of NYMEX NY Harbor ULSD would have a negative effect of $31.8 million on the fair value of these instruments at March 31, 2022. A 10% positive change in the price of CME Soybean Oil would have had a positive effect of $13.5 million on the fair value of these instruments at March 31, 2022. If these adverse changes in derivative instrument fair value were to occur in larger magnitude or simultaneously, a significant amount of liquidity would be needed to fund margin calls. In addition, we may also vary the amount of risk management strategies we undertake, or we may choose not to engage in risk management transactions at all. Our results of operation may be negatively impacted if we are not able to manage our risk management strategy effectively.

One customer accounted for a meaningful percentage of revenues and a loss of this customer could have an adverse impact on our total revenues.
One customer, Pilot Travel Centers LLC ("Pilot"), the largest operator of travel centers in North America, accounted for 18%, 15% and 19% of our total biodiesel gallons sold in each of the first three months of 2022, and the full year periods for 2021 and 2020, respectively. In the event we lose Pilot as a customer or Pilot significantly reduces the volume of bio-based diesel purchased from us, it could be difficult to replace the lost revenues, and our profitability and cash flow could be materially harmed. We do not have a long-term contract with Pilot that ensures a continuing level of business from Pilot.

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
According to EIA's Short Term Energy Outlook projections, production of bio-based diesel and advanced biofuels is expected to increase by 24% in 2022 as compared to 2021. The increased production of bio-based diesel or advanced biofuels may increase the demand and prices for feedstocks and other inputs which may materially adversely affect our profitability and results of operations. For example, the combination of increasing margin pressure, driven by higher feedstock costs, and a high fixed cost lease structure made the operation of our Houston, Texas biodiesel facility economically unattractive, and as such we have shutdown of the facility.
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
Our business depends on transportation services. The costs of these transportation services are affected by the volatility in fuel prices or other factors. Prices per Platts Group 3 (Midwest) decreased steadily in the first two months of 2020 and then plummeted to its low point in late April 2020 of $0.62 and prices slowly increased through mid-November 2020 and then increased more rapidly throughout 2020 and 2021 to end the year at $2.31 as of December 31, 2021. In the first three months of 2022, prices have continued to increase rapidly as at the end of March 2022 the index was priced at $3.57.
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
Effective August 1, 2021, under California's Alternative Diesel Fuel regulation, additives used to mitigate biodiesel NOX emissions above B5 are no longer available. This change limited the ability to blend biodiesel for many of our customers and negatively impacted demand from those customers.
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

At March 31, 2022 our total term debt before debt issuance costs was $550.0 million. This is the aggregate carrying value on our $550.0 million face amount, 5.875% senior secured Green Notes due June 2028, which we refer to as the “Green Notes”. At March 31, 2022, we had $249.1 million of unused revolving commitments under our line of credit, subject to borrowing base limitations.

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

There are limitations on our ability to utilize the full amount of revolving commitments under the M&L and Services Revolver. Currently, the maximum aggregate principal amount that we may borrow under the M&L and Services Revolver is $250.0 million. In addition, the commitments of the lenders under the M&L and Services Revolver is further limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the M&L and Services Revolver, a monthly fixed charge coverage ratio would be triggered if availability under the M&L and Services Revolver is less than 10% of the then current revolving loan commitments which equates to $25 million. At December 31, 2021, the M&L and Services Revolver had approximately $249.1 million of unused revolving commitments, after the effect of borrowing base limitations. However, it is possible that availability under the M&L and Services Revolver could fall below the applicable threshold in a future period. If the covenant testing period is triggered, our subsidiaries who are the borrowers under the M&L and Services Revolver would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0 to 1.0 for the preceding twelve-month period.

As of March 31, 2022, the fixed charge coverage ratio for the M&L and Services Revolver was above 1.0, which is the minimum amount required for compliance with this ratio. As noted above, we are not required to comply with the minimum fixed charge covenant of 1.0 unless availability under the M&L and Services Revolver drops below the agreed threshold. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants would result in a default under the M&L and Services Revolver.

We may still incur significant additional indebtedness that could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of March 31, 2022, we had $249.1 million of unused revolving commitments under the M&L and Services Revolver, subject to borrowing base limitations. We currently expect to fund the estimated $950 million of capital expenditures in connection with the improvement and expansion of our Geismar, Louisiana facility with a combination of cash on hand, marketable securities, borrowings under our credit facilities, offerings of equity and debt (including the equity offering completed in March 2021 and the offering of the Green Notes completed in May 2021) or from other sources. If we are unable to complete the improvement and expansion within the estimated budget, we will require additional funds to do so. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Additionally, debt financing arrangements may also be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long term permanent financing or additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.
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
In connection with this restatement of our historical consolidated financial statements, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2020, which has been remediated since December 31, 2021.

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

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders, the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the HSR Act and the EU Clearance. The HSR waiting period expired on April 11, 2022. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

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
•we may commit significant time and resources to defending against litigation related to the Merger; and
•we may encounter difficulties retaining our workforce due to the Merger.

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

Lawsuits have been and may continue to be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent and making other claims in connection therewith. Such lawsuits have been brought by our purported stockholders and seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not prohibited, made illegal or enjoined by any applicable law or regulation or by any judgment, injunction, order or decree. As such, if the plaintiffs in such lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The Company has established several security repurchase programs. See the details of the repurchase programs in "Note 2—Summary of Significant Accounting Policies."
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description
10.1
Agreement and Plan of Merger, dated as of February 27, 2022 by and among Renewable Energy Group, Inc., Cyclone Merger Sub Inc. and Chevron Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 28, 2022 and incorporated herein by reference).

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

RENEWABLE ENERGY GROUP, INC.

Dated:	May 5, 2022	By:	/s/ Cynthia J. Warner
Cynthia J. Warner
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2022	By:	/s/ R. Craig Bealmear
R. Craig Bealmear
Chief Financial Officer (Principal Financial Officer)

Dated:	May 5, 2022	By:	/s/ Todd M. Samuels
Todd M. Samuels
Chief Accounting Officer & Controller (Principal Accounting Officer)